Form 10-K
period 2019-12-31
FEDERATED HERMES, INC.
filed 2020-02-21
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-14818
FEDERATED HERMES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1111467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Liberty Avenue		15222-3779
Pittsburgh,	Pennsylvania
(Address of principal executive offices)		(Zip Code)
412-288-1900
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B common stock, no par value	FHI	New York Stock Exchange
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

The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $3.1 billion, based on the New York Stock Exchange closing price. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are affiliates within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B Common Stock outstanding on February 14, 2020, was 9,000 and 101,117,928, respectively.

Documents incorporated by reference:
Part III of this Form 10-K incorporates by reference certain information from the registrant's 2020 Information Statement.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-K constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries, including Hermes Fund Managers Limited (Hermes) (collectively, Federated), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management's assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: asset flows, levels and mix; business mix; the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix; fee rates and sources and levels of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses (Consideration Payable to Customers) and fee waivers (collectively, Fee Waivers); when revenue is recognized; whether performance fees or carried interest will be earned; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the timing of, and direct or contingent payment obligations and costs relating to acquisitions; payment obligations pursuant to employment or incentive arrangements; business and market expansion opportunities, including, anticipated, or acceleration of, growth outside of the United States (U.S.); interest and principal payments or expenses; taxes, tax rates, deferred tax assets and the impact of tax law changes; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated, product and market performance and Federated's performance indicators; investor preferences; product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; legal proceedings; the pace, timing, impact, effects and other consequences of Brexit, as well as potential, proposed and final laws, regulations and other rules, continuing regulatory oversight by U.S. and foreign regulators and other authorities; dedication of resources; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; compliance, and related legal, compliance and other professional services expenses; interest rate, concentration, market, currency and other risks; auditor independence matters; and various other items set forth under Item 1A - Risk Factors. Among other risks and uncertainties, market conditions may change significantly and impact Federated's business and results, including by changing Federated's asset flows, levels, and mix, and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated's success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated's products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated's risks and uncertainties also include liquidity and credit risks in Federated's money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors.

Part I

ITEM 1 – BUSINESS
General
Federated Hermes, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries, including Hermes Fund Managers Limited (Hermes) beginning July 1, 2018 (collectively, Federated), was formerly known as Federated Investors, Inc. Effective January 31, 2020, Federated Investors, Inc.'s name was changed to Federated Hermes, Inc.
Federated is a leading provider of investment management products and related financial services. Federated has been in the investment management business since 1955 and is one of the largest investment managers in the United States (U.S.) with $575.9 billion in assets under management (AUM or managed assets) at December 31, 2019.
Federated operates in one operating segment, the investment management business. Federated sponsors, markets and provides investment-related services to various investment products, including sponsored investment companies and other funds (Federated Funds) and Separate Accounts (which include separately managed accounts (SMAs), institutional accounts, sub-advised funds and other managed products) in both domestic and international markets, as well as provides stewardship services to various companies. Federated's principal source of revenue is investment advisory fee income earned by various domestic and/or foreign subsidiaries pursuant to investment advisory contracts and based primarily upon the AUM of the investment products and strategies. Domestic advisory subsidiaries are registered as investment advisors under the Investment Advisers Act of 1940 (Advisers Act), while foreign advisory subsidiaries are registered in the U.S. and/or with foreign regulators.
Federated provides investment advisory services to 135 Federated Funds as of December 31, 2019. Federated markets these funds to institutional customers and banks, broker/dealers and other financial intermediaries who use them to meet the needs of customers and/or clients (collectively, customers), including retail investors, corporations and retirement plans. The Federated Funds are domiciled in the U.S., as well as Ireland, the United Kingdom (UK), Luxembourg, the Cayman Islands and Canada. Most of Federated's U.S.-domiciled funds are registered under the Investment Company Act of 1940 (1940 Act) and under other applicable federal laws. Each U.S.-domiciled registered fund enters into an advisory agreement that is subject to annual approval by the fund's board of directors or trustees, a majority of whom are not interested persons, as defined under the 1940 Act, of either the funds or Federated. In general, material amendments to such advisory agreements must be approved by the funds' shareholders. These advisory agreements are generally terminable upon 60 days' notice to the investment advisor. See Potential Adverse Effects of Termination or Failure to Renew Advisory Agreements in Item 1A - Risk Factors for additional information on Federated's advisory agreements.
Of the 135 Federated Funds as of December 31, 2019, Federated's investment advisory subsidiaries managed 27 money market funds totaling $286.6 billion in AUM, 49 fixed-income funds with $44.2 billion in AUM, 43 equity funds with $48.1 billion in AUM, 11 alternative/private markets funds with $11.4 billion in AUM and five multi-asset funds with $4.0 billion in AUM.
As of December 31, 2019, Federated provided investment advisory services to $181.5 billion in Separate Account assets. These Separate Accounts represent assets of government entities, high-net-worth individuals, pension and other employee benefit plans, corporations, trusts, foundations, endowments, sub-advised funds and other accounts or products owned or sponsored by third parties. Fees for Separate Accounts are typically based on AUM pursuant to investment advisory agreements that are generally terminable upon notice to Federated (or, in certain cases, after a 30 day, 60 day or similar notice period).
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
On July 2, 2018, Federated completed, effective as of July 1, 2018, the acquisition of a controlling interest in Hermes (Hermes Acquisition). As a result of the Hermes Acquisition, Federated provides stewardship services and environmental, social and governance (ESG) integrated investment strategies. Through the stewardship services, Federated offers customers a range of solutions for engagement, advocacy, active ownership and impact and delivers effective engagement with the companies in which they invest. Federated integrates ESG factors into, or considers ESG factors in connection with, certain of its investment strategies and processes to seek long-term performance for its customers and clients.

Assets Under Management
Total AUM are composed of Federated Funds and Separate Accounts and represent the balance of AUM at a point in time. Total managed assets for the past two years were as follows:

	As of December 31,		2019 vs. 2018
dollars in millions	2019	2018
Equity	$89,011	$72,497	23%
Fixed-Income	69,023	63,158	9
Alternative / Private Markets[1]	18,102	18,318	(1)
Multi-Asset	4,199	4,093	3
Total Long-Term Assets	180,335	158,066	14
Money Market	395,539	301,794	31
Total Managed Assets	$575,874	$459,860	25%

1
Alternative/Private Markets at December 31, 2019 and 2018 includes $8.2 billion and $8.3 billion, respectively, of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

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

	Year Ended December 31,			2019 vs. 2018	2018 vs. 2017
dollars in millions	2019	2018	2017
Equity	$81,212	$70,680	$60,255	15%	17%
Fixed-Income	65,375	63,454	55,204	3	15
Alternative / Private Markets[1]	17,896	9,397	441	90	NM
Multi-Asset	4,192	4,764	5,062	(12)	(6)
Total Long-Term Assets	168,675	148,295	120,962	14	23
Money Market	340,505	267,093	245,459	27	9
Total Average Managed Assets	$509,180	$415,388	$366,421	23%	13%

1
Alternative/Private Markets for the year ended December 31, 2019 and 2018 includes $8.2 billion and $4.1 billion, respectively, of average fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

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
Revenue
Federated's revenues from investment advisory, administrative and other service fees over the last three years were as follows:

	Year Ended December 31,			2019 vs. 2018	2018 vs. 2017
dollars in thousands	2019	2018	2017
Investment Advisory Fees, net	$907,605	$773,418	$731,670	17%	6%
Administrative Service Fees, net	245,887	199,269	188,814	23	6
Other Service Fees, net	173,402	162,990	182,440	6	(11)
Total Revenue	$1,326,894	$1,135,677	$1,102,924	17%	3%

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
Federated, which began selling money market fund products to institutions in 1974, is one of the largest U.S. managers of money market assets, with $395.5 billion in AUM at December 31, 2019. Federated has developed expertise in managing cash for institutions, which typically have strict requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated also manages retail money market products that are typically distributed through broker/dealers. At December 31, 2019, Federated managed money market assets across a wide range of categories: government ($257.3 billion); prime ($126.8 billion); and tax-free ($11.4 billion).
Federated's equity assets totaled $89.0 billion at December 31, 2019 and are managed across a wide range of categories including: value and income ($34.7 billion); international/global ($31.4 billion); growth ($17.8 billion); and blend ($5.1 billion).
Federated's fixed-income assets totaled $69.0 billion at December 31, 2019 and are managed across a wide range of categories including: multisector ($40.2 billion); high-yield ($12.4 billion); municipal ($5.6 billion); U.S. corporate ($5.1 billion); U.S. government ($3.3 billion); international/global ($1.6 billion); and mortgage-backed ($0.8 billion).
Federated's alternative/private markets and multi-asset investments totaled $18.1 billion and $4.2 billion, respectively, at December 31, 2019. Federated's alternative/private markets assets are managed across a wide range of categories including: real estate ($8.1 billion); infrastructure ($4.3 billion); private equity ($3.9 billion); and other alternative ($1.8 billion).
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
Distribution Channels and Product Markets
Federated's distribution strategy is to provide investment management products and services to more than 11,000 institutions and intermediaries, including banks, broker/dealers, registered investment advisors, government entities, corporations, insurance companies, foundations and endowments. Federated uses its trained sales force of more than 225 representatives and managers backed by an experienced support staff to offer its products and strategies, add new customer relationships and strengthen and expand existing relationships.
Federated's investment products and strategies are distributed in three markets. These markets and the relative percentage of managed assets at December 31, 2019 attributable to such markets are as follows: U.S. financial intermediary (65%); U.S. institutional (23%); and international (12%).
U.S. Financial Intermediary. Federated distributes its products and strategies in this market through a large, diversified group of over 7,700 national, regional and independent broker/dealers, banks and registered investment advisors. Financial intermediaries use Federated's products to meet the needs of their customers, who are often retail investors. Federated offers a full range of products to these customers, including mutual funds, Separate Accounts and private funds. As of December 31, 2019, managed assets in the U.S. financial intermediary market included $282.9 billion in money market assets, $55.1 billion in equity assets, $35.5 billion in fixed-income assets, $3.2 billion in multi-asset and $0.1 billion in alternative/private markets assets.
U.S. Institutional. Federated offers its products and strategies to a wide variety of domestic institutional customers including government entities, not-for-profit entities, corporations, corporate and public pension funds, foundations, endowments and non-Federated investment companies or other funds. As of December 31, 2019, managed assets in the U.S. institutional market included $99.1 billion in money market assets, $27.7 billion in fixed-income assets, $3.7 billion in equity assets, $1.0 billion in multi-asset and $0.2 billion in alternative/private markets assets.
International. Federated manages assets from institutional and financial intermediary customers outside the U.S. through subsidiaries focused on gathering assets in Europe, the Middle East, Canada, Latin America and the Asia Pacific region. The 2018 Hermes Acquisition expanded the distribution footprint of Federated outside of the U.S. As of December 31, 2019, managed assets in the international market included $30.2 billion in equity assets, $17.8 billion in alternative/private markets assets, $13.6 billion in money market assets and $5.9 billion in fixed-income assets.
Competition
As of December 31, 2019, Federated had $394.3 billion of Federated Fund AUM and $181.5 billion of Separate Account AUM. Of the Separate Account AUM, $24.7 billion related to SMAs.
The investment management business is highly competitive across all types of investment products and strategies, including mutual funds, exchange traded funds (ETFs), SMAs, institutional accounts, sub-advised funds and other managed products and strategies. Competition is particularly intense among mutual fund and ETF providers. According to the Investment Company Institute, at the end of 2019, there were over 7,900 open-end mutual funds and nearly 2,100 ETFs of varying sizes and investment objectives whose shares are currently being offered.
In addition to competition from other mutual fund managers, ETF providers and investment advisors, Federated competes with investment alternatives offered by insurance companies, commercial banks, broker/dealers, deposit brokers, other financial institutions and hedge funds.
Competition for sales of investment products and strategies is influenced by various factors, including investment performance, attainment of stated objectives, yields and total returns, fees and expenses, advertising and sales promotional efforts, investor confidence and preference, relationships with intermediaries and type and quality of services.
Regulatory Matters
Federated and its investment management business are subject to extensive regulation both in and outside the U.S. Federated and its products, such as the Federated Funds, and strategies are subject to: federal securities laws, principally the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (1934 Act), the 1940 Act and the Advisers Act; state laws regarding securities fraud and registration; regulations or other rules promulgated by various regulatory authorities, self-regulatory organizations or exchanges; and foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. See Item 1A - Risk Factors under the caption Potential Adverse Effects of Changes in Laws, Regulations and Other Rules on Federated's Investment Management Business for additional information.
Current Regulatory Environment - Domestic
While the pace of new regulation is expected to continue to be moderate in 2020 compared to the post-financial crisis period, the U.S. Securities and Exchange Commission (SEC) (among other regulatory authorities, self-regulatory organizations or exchanges) continues to propose and finalize new rules and regulations. The rules and regulations that have or are expected to become effective, and any new proposed rules and regulations, continue to impact the investment management industry (collectively, both domestically and abroad, as applicable, Regulatory Developments).
While new regulations continue to be promulgated, efforts also continue to eliminate certain regulatory requirements. For example, legislation has been introduced in both the Senate and the House of Representatives in 2019 in a continuing effort to get revisions to money market fund reform passed and signed into law. The proposed law would permit the use of amortized cost valuation by, and override the floating net asset value (NAV) and certain other requirements for, institutional and municipal (or tax-exempt) money market funds. These requirements were imposed under the SEC's structural, operational and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance). Compliance with the 2014 Money Fund Rules and Guidance became effective on October 14, 2016. Federated continues to support efforts to permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements imposed under the 2014 Money Fund Rules and Guidance for, institutional and municipal (or tax-exempt) money market funds.
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
In the fourth quarter of 2019, the SEC proposed or adopted new rules that impact U.S. investment management industry participants, including Federated. For example:

•
On December 30, 2019, the SEC proposed amendments to Rule 2-01 of Regulation S-X seeking to codify certain staff consultations and modernize certain aspects of its auditor independence framework. The amendments would limit the scope of potential independence-impairing relationships that arise among funds in a mutual fund complex, shorten the look-back period for domestic first time filers in assessing compliance with the independence requirements, expand the number of de minimis consumer loans to the categorical exclusions from independence-impairing lending relationships, further develop the concept of beneficial ownership, and introduce a transition framework to address inadvertent independence violations that only arise as a result of merger and acquisition transactions. Prior amendments to the auditor independence rules, which became effective on October 3, 2019, focused the analysis on beneficial ownership rather than on both record and beneficial ownership; replaced the ten percent bright-line shareholder ownership test with a significant influence test; added a known through reasonable inquiry standard with respect to identifying beneficial owners of the audit client's equity securities; and excluded from the definition of audit client, for a fund under audit, any other funds that otherwise would be considered affiliates of the audit client under the rules for certain lending relationships. The public comment period on the proposed amendments ends on March 16, 2020. Federated is assessing the most recent amendments to determine the extent to which they mitigate risk that Federated's or the Federated Funds' auditors will inadvertently implicate the auditor independence rules.

On December 23, 2019, the SEC's newly adopted rule 6c-11 under the 1940 Act (Rule 6c-11) became effective, providing certain exemptions from the 1940 Act and specifically (1) permit ETFs that satisfy certain conditions to operate without the expense and delay of obtaining an exemptive order; (2) impose certain enhanced disclosure requirements regarding ETF trading costs; and (3) amend Form N-1A to provide more useful, ETF-specific information to investors who purchase ETF shares on an exchange (and amend Form N-8B-2 to provide the same information to investors in ETFs organized as Unit Investment Trusts). The Form amendments will have a transition period of one year following the effective date. Additionally, the SEC rescinded exemptive relief previously granted to ETFs as the ETFs will now be able to operate under Rule 6c-11.

•
On November 25, 2019, the SEC re-proposed Rule 18f-4 under the 1940 Act (the "Derivatives Rule"), which regulates the use of derivatives by mutual funds, closed end funds, ETFs, and other investment companies. Among other requirements, the Derivatives Rule imposes a requirement for funds to adopt and implement a derivatives risk management program that meets certain criteria (including stress testing and back-testing) with board oversight and reporting by a dedicated administrator appointed by the board. The re-proposed Derivatives Rule also caps a fund's leverage at 150% based upon the value-at-risk (VaR) relative to a designated reference index. The VaR approach generally provides more flexibility and is an indication of a fund's risk attributable to using derivatives. There is an exception for funds that use derivatives only for limited purposes, such as if the fund's derivatives exposure is limited to 10% of fund net assets, or if the fund uses derivatives only for currency hedging purposes. The SEC has also proposed amendments to investment company reporting requirements to enhance the SEC's ability to oversee funds' use of, and compliance with, the Derivatives Rule, and for the SEC and the public to have greater insight into the impact that funds' use of derivatives would have on their portfolios. Finally, the SEC proposed to rescind its 1979 general statement of policy (Release 10666), which sets forth the parameters for funds to use derivatives in compliance with Section 18 of the 1940 Act. The public comment period on the proposed Derivatives Rule ends on March 24, 2020. Federated is assessing the potential impact of the Derivatives Rule, but does not expect the Derivatives Rule to have a significant impact on its business, results of operations, financial condition and/or cash flows or the Federated Funds.

•
On November 5, 2019, the SEC proposed two amendments to its rules governing proxy solicitations. In addition to addressing changes to the procedure for submitting shareholder proposals, the proposed amendments largely seek to codify prior SEC guidance released on August 21, 2019 in several important respects. The amendments would codify the SEC's interpretation that proxy voting advice generally constitutes a solicitation within the meaning of the 1934 Act. The amendments would condition the availability of certain exemptions from the existing proxy information and filing requirements of the federal proxy rules used by proxy voting advice businesses on certain additional disclosure requirements, such as disclosing conflicts of interest. The amendments also would amend the proxy rules to clarify when the failure to disclose certain information in proxy voting advice may be considered misleading within the meaning of the rule, depending upon the particular facts and circumstances at issue. The public comment period on the proposed amendments ended on February 3, 2020. Federated is assessing the potential impact of the amendments on its business (including its Equity Ownership Services business), results of operations, financial condition and/or cash flows.

•
On November 4, 2019, the SEC proposed amendments to its investment adviser advertising and cash solicitation rules. In general the proposed amendments attempt to update and modernize the existing regulations. The amendments to the advertising rule introduce a new principles-based prohibition on certain advertising practices, and more tailored requirements for the presentation of performance results based on an advertisement's intended audience and permit the use of testimonials, endorsements, and third-party ratings. The amendments also would require that most advertisements be reviewed and approved internally by designated employees prior to use. The amendments to the cash solicitation rule broaden its application considerably, including expanding its application to arrangements that involve compensation other than cash compensation. The public comment period on the proposed amendments ended on February 10, 2020. Federated is assessing the potential impact of the amendments on its business, results of operations, financial condition and/or cash flows.

•
On October 18, 2019 the SEC proposed amendments to Rule 0-5 under the 1940 Act to expedite the review process for exemptive relief applications that are "substantially identical" to recent precedent. While the relief provided by the amendments would be narrow, the amendments have the potential to streamline an important regulatory process often utilized when bringing new products to market. The SEC has indicated that firms may not "mix and match relief" from prior orders, and warned that "small changes to the terms and conditions of an application, compared to a precedent application, may either raise a novel issue, or require a significant amount of time for the Staff to consider whether it raises such an issue." The proposed amendments also establish an internal timeframe for review of applications outside of the proposed expedited procedure. The public comment period on the proposed amendments ended on November 29, 2019. Federated believes these amendments will benefit the investment management industry.

Investment management industry participants, such as Federated, also continued, and will continue, to monitor, plan for and implement certain changes in response to new proposed or adopted rules, such as the following (which Federated previously described in greater detail in its prior public filings):

•
On June 5, 2019, the SEC adopted a package of new rules (i.e. Regulation Best Interest) and amendments and interpretations intended to enhance the quality of retail investors' relationships with broker-dealers and investment advisers and to enhance investor protections while preserving retail investor access and choice in (1) the type of professional with whom they work; (2) the services they receive; and (3) how they pay for these services. The new rules are intended to enhance the standard of conduct that broker-dealers owe to their customers and align the standard of conduct with retail customers' reasonable expectations. The rules will also provide additional transparency and clarity for retail investors through enhanced disclosures on Form CRS designed to help them understand who they are dealing with, and why that matters. The interpretations reaffirm, and in some cases clarify, the standard of conduct that investment advisers owe to their clients and clarify the scope of the services a broker-dealer can provide consistent with the statutory definition of investment adviser. With the adoption of this package, regardless of whether a retail investor chooses a broker-dealer or an investment adviser (or both), the retail investor will be entitled to a recommendation (from a broker-dealer) or advice (from an investment adviser) that is in the best interest of the retail investor and that does not place the interests of the firm or the financial professional ahead of the interests of the retail investor. Regulation Best Interest and Form CRS became effective on September 10, 2019. Compliance with Regulation Best Interest and Form CRS reporting is required by June 30, 2020. The interpretation of an investment adviser's fiduciary duty became effective on July 12, 2019. On October 18, 2019, the SEC's Division of Investment Management issued Frequently Asked Questions which provide further guidance to investment advisers on disclosure requirements related to: (i) conflicts of interest regarding compensation that the adviser received in connection with recommended investments; (ii) investment adviser conflicts related to mutual fund share class recommendations; (iii) investment advisers' receipt of revenue sharing payments; and (iv) material amendments to Form ADV. The Department of Labor (DOL) is also considering regulatory options in light of its modified fiduciary standard for retirement plan advisors, promulgated in 2016 (DOL Fiduciary Rule), being vacated in its entirety in mid-2018, and is expected to issue a new fiduciary rule in the first quarter of 2020. In response to the DOL Fiduciary Rule, broker-dealer and other intermediaries implemented, or began implementing, changes to their business practices, including eliminating commission-based compensation arrangements, reducing the number of mutual funds offered on their platforms or requiring "clean shares" or other product fee structure changes based on SEC guidance. It remains uncertain whether, and to what degree, broker-dealers or other intermediaries will roll-back, modify or continue changes made prior to the DOL Fiduciary Rule being vacated, or make new or additional changes in light of Regulation Best Interest, Form CRS, the SEC fiduciary duty interpretations, or any new fiduciary rule proposed by the DOL. Federated continues to analyze the potential impact of these Regulatory Developments on Federated's business, results of operations, financial condition and/or cash flows.

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

•
The SEC proposed rule 12d1-4 and amendments under the 1940 Act on December 19, 2018, which are designed to streamline and enhance the regulatory framework for funds that invest in other funds (or "fund of funds" arrangements). At the same time, the SEC rescinded rule 12d1-2 under the 1940 Act and most related exemptive orders granted by the SEC to provide relief from Sections 12(d)(1)(A), (B), (C) and (G) of the 1940 Act. The proposed rule would, under certain specified conditions, permit a fund to acquire shares of another fund in excess of the limits of section 12(d)(1) of the 1940 Act without obtaining an exemptive order from the SEC. Specifically, proposed rule 12d1-4 would: (1) prohibit an acquiring fund, except one that is part of the same group of investment companies as the acquired fund or one that has a sub-advisor that acts as advisor to the acquired fund, from controlling an acquired fund and requires an applicable acquiring fund that holds more than 3% of an acquired fund's outstanding voting securities to vote those securities in a prescribed manner in order to minimize influence over the acquired fund; (2) prohibit an acquiring fund that acquires more than 3% of an acquired fund's outstanding voting securities from redeeming more than 3% of the acquired fund's total outstanding securities in any 30-day period; (3) impose conditions designed to prevent duplicative and excessive fees in fund of funds arrangements by requiring an evaluation of aggregate fees associated with the investment in the acquired fund and the complexity of the fund of funds arrangement; and (4) prohibit funds from creating three-tier fund of fund structures, except in certain limited circumstances. Rule 12d1-2, which is proposed to be rescinded, currently permits funds that primarily invest in funds within the same group of investment companies to invest in unaffiliated funds and certain non-fund assets. The SEC also proposed related amendments to rule 12d1-1 under the 1940 Act and Form N-CEN. The proposed amendments to rule 12d1-1 would allow funds that primarily invest in funds within the same group of investment companies to continue to invest in unaffiliated money market funds. Finally, the amendments to Form N-CEN would require funds to report whether they relied on rule 12d1-4 or the statutory exception in Section 12(d)(1)(G) of the 1940 Act during the applicable reporting period. The public comment period on the proposed rule ended on May 2, 2019. Federated continues to analyze the potential impact that the rule, if adopted as proposed, would have on Federated's fund of fund arrangements and relevant products and, as of December 31, 2019, given the uncertainty surrounding the scope and certain requirements of the proposed rule once finalized, Federated is unable to conclusively determine the impact on its business, results of operations, financial condition and/or cash flows.

In addition to the above Regulatory Developments, the SEC staff has been engaging in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including investment advisors and investment management companies such as Federated's investment management subsidiaries and the Federated Funds. The SEC examinations have included certain sweep examinations of investment management companies and investment advisors involving various topics, including, but not limited to, representations regarding use of ESG factors, cyber-security, certain technology systems, index construction and maintenance, disclosure of risks of investing in smaller or thinly traded ETFs, funds with "aberrational" performance, compliance with the 2014 Money Fund Rules and Guidance, "distribution in guise," the impact of the UK's vote to exit the European Union (EU) (known as "Brexit"), share class selection, fixed-income and high yield liquidity, liquidity controls and liquid alternatives. In 2019 alone, the SEC staff conducted approximately 2,180 examinations of registered investment advisers, over 350 examinations of broker-dealers, over 150 examinations of registered investment companies, 110 examinations of national security exchanges, and over 90 examinations of municipal advisers and transfer agents. For 2020, the SEC has announced that it will focus on mutual funds and ETFs, the activities of their registered investment advisors, and oversight practices of their boards of directors, and more generally on matters important to retail investors (including retirement investors), information security, digital assets, electronic investment advice, anti-money laundering, and compliance in registrants responsible for critical market infrastructure, among other matters, as examination priorities. Over the past three years, the SEC staff also issued various guidance statements and risk alerts on compliance issues related to the cash solicitation rule, risk-based examination initiatives for registered investment companies, observations from investment adviser examinations relating to electronic messaging, transfer agent safeguarding of funds and securities, investment adviser principal and agency cross trading compliance issues, compliance issues related to Regulation S-P privacy notices and safeguard policies, safeguarding customer records and information in network storage, cyber-security, investment company business continuity, mutual fund distribution, revising fund disclosures in light of changing market conditions (including London Inter-Bank Offered Rate (LIBOR) cessation), inadvertent custody, and sales load variation disclosure, among other topics. These investigations, examinations and actions have led, and may lead, to further regulation, guidance statements and scrutiny of the investment management industry. Given government regulatory policies, and the possibility of a continuing slower pace for new regulation in the U.S., the degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.

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
The activities of the Financial Stability Oversight Council (FSOC) also continue to be monitored by the investment management industry, including Federated. Since the FSOC indicated in 2014 that it intended to monitor the effectiveness of the 2014 Money Fund Rules, concerns persisted that the FSOC may recommend new or heightened regulation for "non-bank financial companies," which the Board of Governors of the Federal Reserve System (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds. In its past Annual Reports, the FSOC recommended that the SEC monitor the implementation of these rules and evaluate the extent to which they address potential risks in the asset management industry. In its 2019 Annual Report published on December 4, 2019, the FSOC turned its focus to other types of cash management vehicles that continue to use amortized cost or have a stable NAV, and that may be sponsored or advised by registered investment advisers, but are nevertheless not subject to SEC oversight. These include entities such as local government investment pools and private liquidity funds. Noting that such entities are not subject to the 2014 Money Fund Rules, the FSOC recommended that financial regulators monitor developments concerning such short-term cash management vehicles for any financial stability risk implications. The FSOC also identified liquidity and redemption risks, as well as the use of leverage, as an area of focus for investment funds and recommended that the SEC monitor the implementation and evaluate the effectiveness of rules intended to reduce such risks (e.g. the 2016 Liquidity Rule, and the re-proposed Derivatives Rule).
On December 4, 2019, the FSOC voted unanimously to adopt amendments to its interpretive guidance regarding the designation of non-bank financial companies as systemically important financial institutions. The adopted amendments are substantially similar to those that were proposed on March 6, 2019. Under the amended guidance, the FSOC changes its designation approach from an entity-based approach to an activities-based approach under which an individual firm would only be so designated if it determined that efforts to address the financial stability risks of that firm's activities by its primary federal and state regulators have been insufficient. Under the amended guidance, among other things, the FSOC is required first to focus on regulating activities that pose systemic risk, through actions by primary regulators. This differs from the FSOC's historical focus on designating individual firms as systemically important. Under the proposed guidance, the FSOC also would make its designation process more efficient by reducing it from three stages to two, and make the designation process more transparent by inviting participation and engagement by firms under consideration for designation. The FSOC also would be required to conduct a cost benefit analysis (to the U.S. financial system, the U.S. economy, and the nonbank financial company) prior to making a designation, which must include an analysis of the likelihood of the potential systemic impact actually occurring, and to assess the likelihood of a non-bank financial company's material financial distress by considering "not only the impact of an identified risk, but also the likelihood that the risk will be realized."
Certain Democratic candidates for the 2020 Presidential election have expressed support for a financial transactions tax (FTT) that would impose a 0.1% or 0.2% tax on securities transactions. On March 5, 2019, legislation was introduced in both the House of Representatives and Senate that, if passed and signed into law, would impose a 0.1% tax on stock, bond and derivative transactions. The tax would apply to sales made in the U.S. or by U.S. persons, and initial securities issuances and short-term debt would be exempt. A later proposal would tax stock trades at 0.5%, bond trades at 0.1%, and derivatives transactions at 0.005% coupled with an income tax credit for individuals with income of less than $50,000 ($75,000 for married couples), which is intended to offset the average burden of the tax for such individuals. Management does not believe this legislation will be enacted under President Trump's administration.
The current regulatory environment has impacted, and will continue to impact, Federated's business, results of operations, financial condition and/or cash flows. For example, regulatory changes, such as the 2014 Money Fund Rules and Guidance, can result in shifts in asset mixes and flows. These shifts impact Federated's AUM, revenues and operating income. Management continues to believe that, as and to the extent interest rates remain at higher levels and do not return to near zero, money market funds will benefit generally from increased yields, particularly as compared to deposit account alternatives, and that assets will continue to flow back into money market funds. While 2018 and 2019 did see a shift in asset mix back toward institutional prime and municipal (tax-exempt) money market funds, there is no guarantee such shift will continue and return the asset mix between institutional prime, municipal (or tax-exempt) and government money market funds to pre-October 2016 levels; therefore, the degree of improvement to Federated's prime money market business can vary and is uncertain.
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
Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address Regulatory Developments, and their effect on Federated's business, results of operations, financial condition and/or cash flows. This effort includes considering and/or affecting legislative, regulatory, product structure and development, information system development, reporting capability, business and other options that have been or may be available in an effort to minimize the potential impact of any adverse consequences. Federated's efforts include having conversations with intermediary customers regarding Regulatory Developments, and analyzing product offering and structure adjustments, regulatory alternatives and other means to comply, and to assist its customers to comply, with new fiduciary rules or interpretations, the 1940 Act and other applicable laws and regulations. As appropriate, Federated also participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals and final rules issued by the SEC, to adopt, revise and/or implement policies and procedures, and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated continues to devote resources to technology and system investment, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated to, among other benefits, be in a better position to address new or modified regulatory requirements. The Regulatory Developments discussed above, and related regulatory oversight, also impacted, and/or may impact, Federated's customers and vendors, their preferences and their businesses. For example, these developments have caused, and/or may cause, certain product line-up, structure, pricing and product development changes, as well as money market, equity, fixed-income, alternative/private markets or multi-asset fund products to be less attractive to institutional and other investors, reductions in the number of Federated Funds offered by intermediaries, changes in the fees Federated, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, and reductions in AUM, revenues and operating profits. In addition, these developments have caused, and/or may cause, changes in asset flows, levels and mix, as well as customer relationships.
Federated will continue to monitor Regulatory Developments as necessary, and may implement additional changes to its business and practices as it deems necessary or appropriate. Further analysis and planning, or additional refinements to Federated's product line and business practices, may be required in response to market, customer or regulatory changes and developments, such as new conflict of interest or fiduciary rules and other Regulatory Developments, or any additional regulation or guidance issued by the SEC or other regulatory authorities.
In addition to the impact on Federated's AUM, revenues, operating income and other aspects of Federated's business described above, on a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the Regulatory Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. As of December 31, 2019, given the current regulatory environment, and the possibility of future additional or modified regulation or oversight, Federated is unable to fully assess the impact of adopted or proposed regulations, and other Regulatory Developments, and Federated's efforts related thereto, on its business, results of operations, financial condition and/or cash flows. The regulatory changes and developments in the current regulatory environment, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. As of December 31, 2019, while the FSOC's change in focus and continuing transparency efforts have reduced the possibility of any Federated products being designated a systemically important non-bank financial company, in management's view any such designation and any reforms ultimately put into effect would be detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Federated also is unable to assess at this time whether, or the degree to which, any continuing deregulation efforts or potential options being evaluated in connection with regulatory changes and developments ultimately may be successful.

International
With the passing of the European Union (Withdrawal Agreement) Bill 2020 (Withdrawal Agreement Bill) by the UK Parliament approving Prime Minister Boris Johnson's Brexit agreement, and the Queen's royal assent, the UK exited the European Union on January 31, 2020. The Withdrawal Agreement Bill implements the withdrawal agreement reached between the UK and the other 27 EU member states and sets out the arrangements for the UK's withdrawal from the EU. It provides for a transition period through the end of 2020 for the UK to leave the EU, and this transition period cannot be extended with EU law continuing to be upheld in the UK during the transition period. The Withdrawal Agreement Bill establishes customs checks on goods being moved between the UK and Northern Ireland in order to avoid a hard border. Taxes will only have to be paid on goods being moved from the UK to Northern Ireland if those products are considered at risk of then being transported into the Republic of Ireland, with the ability to obtain a refund if the goods are not actually transported to the Republic of Ireland. Northern Ireland continues to follow EU regulations relating to labeling and manufacturing goods. UK nationals are able to live and work in EU countries, and EU nationals are able to live and work in the UK, during the transition period and UK citizens in the EU, and EU citizens in the UK, retain their residency and social security rights. An independent monitoring authority will be established to monitor the rights of EU citizens that remain in the UK after Brexit. The Withdrawal Agreement Bill also establishes a timeline for the UK to repay approximately £33 billion in financial obligations to the EU. The UK and EU will utilize the transition period to negotiate a Free Trade Agreement in 2020.
Until a Free Trade Agreement is reached and the transition period ends, significant political, economic, legal and regulatory uncertainty continues to exist regarding the impact of Brexit. See Item 1A - Risk Factors for further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated and its business. The UK's exit from the EU also will likely affect the requirements and/or timing of implementation of legislation and regulation applicable to doing business in the UK, including the laws and regulations applicable to Federated, as well as to the sponsoring, management, operation and distribution of Federated's products and services, both in and outside the UK. Uncertainty exists regarding the ability to passport fund distribution and management services between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. The UK Financial Conduct Authority (FCA) has implemented a temporary permissions regime that allows EEA-domiciled investment funds that market in the UK under a passport to continue temporarily marketing in the UK, and allows EEA-based firms currently passporting into the UK to continue new and existing regulated business within the scope of their current permissions in the UK for up to three years, while they seek full FCA authorization. EU governments, such as, among others, France, the Netherlands, Italy and Germany also have adopted similar temporary permission regimes or other laws to permit UK products to be sold, and EU-UK financial transactions to continue, for a period of time in their countries in the event of a hard Brexit. UK and EU industry groups have been asking regulators to adopt an EU-wide temporary permissions regime to avoid having to comply with requirements imposed by each EU country. It also remains unclear whether Brexit may impact various initiatives underway in the EU, such as the implementation of an FTT.
Federated is monitoring the impact of Brexit, and, while Brexit has not had a significant impact on Federated's business as of December 31, 2019, Federated remains unable to assess the degree of any potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows. Federated continues to expend internal and external resources on contingency planning for Brexit. For example, Hermes organized a subsidiary based in Dublin, Ireland, and established offices in Germany and Denmark, as part of Brexit contingency planning for its business. The Hermes Acquisition increased the potential impact Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows.
The European Commission has issued four legislative proposals relating to its Action Plan on Sustainable Finance. The legislation addresses, among other things, the establishment of a framework to facilitate sustainable investment, including a unified EU classification system setting harmonized criteria to determine whether an economic activity is environmentally sustainable, disclosures relating to sustainable investments and sustainability risks, amendments to the Benchmark Regulation to create a new category of benchmarks comprising low-carbon and positive carbon impact benchmarks, and amendments to the Markets in Financial Instruments Directive (MiFID II) to provide consistency and clarity for institutional investors integrating ESG factors into their investment decision-making process. Pursuant to the Action Plan on Sustainable Finance, in August 2019 the European Commission commissioned studies on sustainability ratios and research, with the objectives of designing a coherent legal and economic classification of sustainability-related products and services and exploring the integration of ESG risks into the EU banking prudential framework and into banks' business strategies and investment policies.
On November 8, 2019, the Council of the EU adopted the Low Carbon Benchmark Regulation (LCBR), which requires new categories of financial benchmarks, one being an EU climate transition benchmark and one being a "Paris-aligned" benchmark that brings investment portfolios in line with the Paris Agreement (a 2016 agreement within the United Nations Framework Convention on Climate Change dealing with greenhouse-gas-emissions mitigation, adaptation, and finance). The providers of these benchmarks will have to disclose whether or not, and to what extent, the benchmarks ensure a degree of overall alignment with the target of reducing carbon emissions or the attainment of the objectives of the Paris Agreement is ensured. The LCBR also requires all benchmark providers to disclose whether their benchmarks pursue ESG objectives and whether the provider offers such ESG-focused benchmarks.
On November 8, 2019, the Council of the EU also adopted the Disclosure Regulation, which is aimed at raising market awareness of sustainability and eliminating "greenwashing" or the provision of unsubstantiated or misleading claims regarding the sustainability characteristics and benefits of an investment product. The Disclosure Regulation also aims to harmonize disclosures by providing a uniform format for disclosures. Firms are required to disclose procedures that integrate ESG risks into their investment and advisory processes, the extent to which those risks may impact the profitability of investments, and information on how environmentally friendly strategies are implemented. The Disclosure Regulation covers investment funds, investment advice, private and occupational pensions, insurance-based investment products and insurance advice.
On November 27, 2019, the European Parliament passed the Sustainability-Related Disclosures Regulation (SRDR), which requires certain website, prospectus and annual report disclosures and implements a product classification system. Under the SRDR, a firm will be required to (1) disclose on its website(s) information about the integration of sustainability risks into the firm's decision-making processes and investment advice, (2) disclose on its website(s) adverse sustainability impacts arising from the firm's investment decisions, (3) include pre-contractual disclosures on the integration of sustainability risks into investment decisions and the likely impacts of sustainability on investment returns, and (4) disclose on its website(s) information explaining how remuneration policies are consistent with the integration of sustainability risks. The SRDR also defines "Dark Green Products" as products having an objective of "sustainable investment" and "Light Green Products" as products that promote environmental or social characteristics. The SRDR became effective on December 29, 2019, with compliance for a majority of its provisions being required from and after March 10, 2021.
On December 18, 2019, the European Parliament and Council of the EU agreed upon the Taxonomy Regulation, which is aimed at establishing a framework to facilitate sustainable investment. The EU and Member States will be required to apply the taxonomy when adopting measures (e.g., labels or standards) setting requirements regarding financial products or corporate bonds presented as "environmentally sustainable". The Taxonomy Regulation applies to financial market participants (e.g., institutional investors and asset managers) who offer financial products. Among other requirements, it requires disclosures for all financial products (with an opt-out with a disclaimer for non-green products) regarding how and to what extent the investments that underlie the financial products support economic activities that meet the criteria of the taxonomy (including details on the respective proportions of enabling and transition activities). Climate change mitigation and adaptation criteria are to be adopted by the end of 2020 with application by the end of 2021. Other environmental objectives (e.g. water and marine resources, circular economy, biodiversity) are to be adopted by the end of 2021 with application by the end of 2022. Member States, the EU, and covered market participants will have to start complying with the Taxonomy Regulation requirements beginning December 31, 2021.
Federated continues to assess the potential impact that Sustainable Finance proposals may have on its non-U.S. business, results of operations, financial condition and/or cash flows.
On October 12, 2019, the European Securities and Markets Authority (ESMA) published the final report on the draft regulatory technical standards (RTS) under Article 25 of the regulation on European long-term investment funds (ELTIF). The new regulatory framework includes revised cost disclosure requirements applicable to packaged retail investment and insurance-based products (PRIIPs). In March 2019, ESMA released a consultation paper on the draft RTS, mainly because of differences between cost disclosure requirements in the PRIIPs and under the UCITS Directive. In the final report, ESMA indicated that it would postpone the finalization of the draft RTS until the new PRIIPs delegated acts have been published, and that upon finalization of the review of the PRIIPs Delegated Regulation 2017/653, it will assess the most appropriate way to finalize the draft ELTIF RTS and may carry out another round of consultations.
On September 30, 2019, the FCA's new requirement took effect requiring UK managers to undertake an annual assessment of whether funds under their advisement provide value. Various factors are to be considered, including the fees the fund charges, performance, whether economies of scale are being obtained and passed on to investors, the quality of service provided to investors, etc. Managers must make a public statement of the outcome of the value assessment. Similarly, the Central Bank of Ireland (CBI) has also imposed a value assessment requirement for Irish UCITs funds.
The Fifth Anti-Money Laundering Regulations were implemented in the UK on January 10, 2020. A key extension of the regulations is to the letting sector of the real estate industry. The regulations will require additional due diligence to be undertaken on tenants going forward. There are also new additional high-risk factors to consider when assessing the need for enhanced due diligence. Firms must understand the ownership and control structure of their corporate customers, and record any difficulties encountered in identifying beneficial ownership. Furthermore, there is a new requirement for firms to report to the UK Companies House discrepancies between the information the firm holds on its customers compared with the information held in the Companies House Register.
Investment management industry participants, including Federated, continued, and will continue, to monitor, plan for and implement certain changes in response to new proposed or adopted rules, such as the following (which Federated previously described in greater detail in its prior public filings):

•
On October 6, 2019, the FCA rules on improving shareholder engagement in connection with the Shareholder Rights Directive II became effective. The FCA previously issued a Policy Statement, final rules and a consultation paper on the Shareholder Rights Directive II on May 31, 2019. The final rules and guidance apply to regulated life insurers, asset managers and companies with shares admitted to trading on a regulated market. The Policy Statement confirmed that firms, such as asset managers, had to implement an engagement policy, and make certain disclosures regarding their engagement policy and investment strategies (or explain why they have not done so), by June 10, 2019. The engagement policy is required to cover how firms integrate shareholder engagement in their investment strategies, how they monitor investee companies on strategy, financial and non-financial performance, capital structure and social impact, environmental impact and corporate governance, how they conduct dialogue and exercise voting, cooperate with other shareholders, communicate with other stakeholders and manage conflicts of interest. In addition to engagement policy implementation, the detailed rules require firms to send details of portfolio composition, turnover and turnover costs to certain clients. Firms that are required to make annual disclosures must do so for the first full period after the rules come into effect. For Federated's non-U.S. operations (excluding Hermes) Federated elected to disclose support for the Shareholder Rights Directive II but not adopt a new set of engagement policies. Hermes also supports the Shareholder Rights Directive II and previously published its engagement policies.

•
On September 20, 2019, the FCA issued a policy statement on illiquid assets and open-end funds, which sets forth new rules and guidance applicable to non-UCITS retail schemes (NURS), but not other types of funds (including UCITS). Under the policy statement, NURS holding property and other immovables will be required to suspend dealing when there is material uncertainty about valuation of at least 20% of a fund's property. Authorized fund managers will be allowed to continue to deal where they agree with the NURS' depositary that doing so is in the best interests of investors. Fund managers investing mainly in illiquid assets will also be required to produce contingency plans for dealing with liquidity risks. A fund will also be required to include additional disclosure in its prospectus describing the fund's liquidity risk management strategies, including the tools that will be used and the possible impact on investors. A standard risk warning also will be required in financial promotions to retail investors. Compliance with the policy statement is required by September 30, 2020.

•
On September 2, 2019, ESMA published guidelines on liquidity stress testing in UCITS funds and alternative investment funds (AIFs), with the objectives of increasing the standardization, consistency and frequency of liquidity stress testing currently being undertaken and promoting the convergent supervision of liquidity stress testing by each National Competent Authority (NCA). The guidelines recommend that, when designing liquidity stress testing models, fund managers should determine the risk factors that may impact a fund's liquidity, the types of scenarios to utilize and their severity, the indicators to be monitored based on the liquidity stress testing results, the manner in which liquidity stress testing results will be reported to management, and how the results will be utilized. The guidelines further recommend that fund managers should have a strong understanding of the liquidity risks arising from a fund's assets and liabilities and a fund's overall liquidity profile to enable the fund manager to implement appropriate liquidity stress testing for the fund. The guidelines apply beginning on September 30, 2020. The ESMA guidelines followed an August 7, 2019 letter from the CBI in which it reminded the investment industry that responsibility for liquidity risk management, which includes compliance with all legal and regulatory obligations in respect of liquidity of each fund under management, rests with the boards of fund companies, individual directors and relevant designated persons. In September 2019, the FCA also informed asset managers that it wants all open-end funds to adhere to new liquidity rules as soon as possible. With the increased focus on liquidity, Federated has begun enhancing its formal liquidity procedures for its investment products.

•
On July 19, 2019, ESMA published a Final Report on Guidelines on stress test scenarios under the EU Money Market Fund Regulation (MMF Regulation) and a Final Report on reporting to competent authorities under Article 37 of the MMF Regulation, which are aimed at ensuring a coherent application of the MMF Regulation. As required by Article 28 of the MMF Regulation, the Guidelines on stress testing establish common reference parameters of the stress test scenarios money market funds or managers of money market funds should include in their stress testing scenarios. As required by Article 37 of the MMF Regulation, the Guidelines on reporting provide guidance on how to fill in the reporting template on money market funds that their managers will transmit to competent authorities as of the first quarter of 2020. Federated continues to analyze the new Guidelines and the requirements for compliance.

•
A European FTT also continues to be discussed although it remains unclear when an agreement will be reached regarding its adoption. Since the European Commission first proposed a European FTT in 2011, proponents of the FTT have sought the widest possible application of the FTT with low tax rates. In December 2019, Germany proposed a draft directive that would impose a 0.2% tax on purchases of shares of large companies worth more than €1 billion, which would cover over 500 companies. Initial public offerings (IPOs) would be excluded, and each Member State would be free to tax equity funds and similar products for private pensions. Under the German proposal, the five countries with the highest incomes would share a small part of their revenues with the other countries, so that each participating country would receive at least €20 million of FTT revenue. No formal action was taken as of December 31, 2019. The weakening economy in Europe may increase this risk. The exact time needed to reach a final agreement on a FTT, implement any agreement and enact legislation is not known at this time. Brexit also could delay agreement on, and implementation of, the FTT in the EU or UK. The Labour Party in the UK has also separately proposed a UK FTT, but with the uncertainty surrounding the impact of Brexit, it is unclear whether a UK FTT will be advanced in 2020.

•
The FCA has issued its final guidance on extending the Senior Managers and Certification Regime (SMCR) to insurers and all other firms offering financial services in the UK, intended to increase accountability for senior personnel and key staff. The FCA designates certain "senior management functions" and "certification functions." Under the SMCR, personnel conducting senior management functions (called Senior Managers) will need to be approved by the FCA and, those approved will be listed in a Financial Services Register. Personnel that do not perform senior management functions but whose role could cause significant harm to customers or the firm are considered to perform certification functions (called Certification Staff). As such, firms are required to certify that such personnel are fit and proper to perform their roles. Both Senior Managers and Certification Staff were required to be identified and trained by December 9, 2019. Firms will have an additional twelve months to complete the certification process for Certification Staff. All staff (other than ancillary staff) will be subject to certain conduct rules set forth by the FCA.

The activities of the Financial Stability Board (FSB) and the International Organization of Securities Commissions (IOSCO) also continue to be monitored by the investment management industry, including Federated. Building on consultations and other reports published from 2015 through 2019 regarding methodologies for identifying non-bank non-insurer global systemically important financial institutions, recommendations to address structural vulnerabilities from asset management activities, and liquidity risk management, the FSB and IOSCO continued, and will continue, to assess, recommend and implement regulatory reforms affecting money market funds, liquidity risk management, derivatives, leverage, and other aspects of the investment management industry. For example, in its Annual Report on the Implementation and Effects of the G20 Financial Regulatory Reforms published on October 16, 2019, the FSB indicates that, to strengthen the monitoring of non-bank financial institutions, the FSB is assessing data availability and making improvements to its annual monitoring exercise and will launch a thematic peer review in 2020 to assess progress in implementing its policy framework. Among other recommendations, the report specifically recommends that financial stability authorities should continue to contribute to the FSB's monitoring of emerging risks and stand ready to act if such risks materialize. In its December 13, 2019 report on "Recommendations for a Framework Assessing Leverage in Investment Funds", IOSCO unveiled a two-step framework designed to facilitate monitoring of leverage in investment funds that could potentially pose risks to financial stability. The framework is aimed at achieving a meaningful and consistent assessment of leverage-related risks of a fund or group of funds. The recommendations also aim to achieve a balance between precise leverage measures and simple, robust metrics that regulators can apply consistently to the wide range of funds offered in different jurisdictions. For Step 1, IOSCO recommends that regulators use Gross Notional Exposure (GNE) or adjusted GNE as baseline analytical tools. For Step 2, IOSCO recommends that each regulator determine its approach to define appropriate risk-based measures for analyzing funds identified under Step 1 that may potentially pose significant leverage-related risks to the financial system.
Global securities regulators are urging the adoption of new risk free reference rates as alternatives to LIBOR. Separate working groups have been formed in the UK, the U.S., the EU, Japan and Switzerland to recommend an alternative to LIBOR for their respective markets. The FCA and the Bank of England (BoE) Prudential Regulation Authority continue efforts started in September 2018 regarding the transition from LIBOR to the Sterling Overnight Index Average (SONIA) by the end of 2021. The BoE continues to encourage firms to consider their actions and preparations in managing the transition from LIBOR to alternative interest rate benchmarks, and to seek assurances that firms' senior managers and boards understand the risks associated with this transition. In early June 2019, representatives of the BoE and FCA told banks that it is "last orders" for LIBOR and that banks must stop adding to their post-2021 LIBOR exposures. On January 16, 2020, the BoE, FCA and the Working Group on Sterling Risk-Free Reference Rates (RFRWG) published a series of documents outlining priorities and milestones for 2020 with respect to the LIBOR transition. The priorities include (1) ceasing issuance of cash products linked to sterling LIBOR by the end of the third quarter of 2020, (2) throughout 2020, taking steps that demonstrate that compounded SONIA is easily accessible and usable, (3) taking steps to enable a further shift of volumes from LIBOR to SONIA in derivative markets, (4) establishing a framework for the transition of legacy LIBOR products, in order to significantly reduce the stock of LIBOR referencing contracts by the first quarter of 2021; and (5) considering how best to address issues such as "tough legacy" contracts. Regulators in the U.S. and other countries are also working on the transition from LIBOR. For example, the SEC and other regulators in the U.S. are undertaking efforts to identify risks and prepare for the transition from LIBOR to the Secured Overnight Financing Rate (SOFR) by the end of 2021. The SOFR was selected as the preferred LIBOR replacement in the U.S. by the Alternative Reference Rates Committee at the Federal Reserve Bank of New York. In early June 2019, a representative of the Federal Reserve Bank of New York urged the finance industry to ramp up preparations for the end of LIBOR and take the warnings seriously. On July 12, 2019, the SEC issued a "Staff Statement on LIBOR Transition" in which the SEC staff indicated that the expected discontinuation of LIBOR could have a significant impact on the financial markets and may present a material risk for certain market participants, including public companies, investment advisers, investment companies and broker dealers. The SEC staff further noted that the risks associated with the discontinuation and transition will be exacerbated if the work necessary to effect an orderly transition to an alternative reference rate is not completed in a timely manner, and reported that the staff is actively monitoring the extent to which market participants are identifying and addressing these risks. IOSCO previously published on July 31, 2019 a statement endorsing risk free reference rates as a robust alternative to LIBOR that can be used in the majority of products, and urged transitioning to risk free reference rates "now." On December 18, 2019, the FSB published its "Annual Progress Report on Implementation of Recommendations to Reform Major Interest Rate Benchmarks" in which the FSB emphasized that the continued reliance of global financial markets on LIBOR poses risks to financial stability. In the report, the FSB calls for significant and sustained efforts by regulators and by financial and non-financial firms across many jurisdictions to transition away from LIBOR by the end of 2021. The phase-out of LIBOR may cause the renegotiation or re-pricing of certain credit facilities, derivatives or other financial transactions to which investment management industry participants, including Federated and its products, customers or service providers, are parties, alter the accounting treatment of certain instruments or transactions, or have other unintended consequences, which, among other effects, could require additional internal and external resources, and may increase operating expenses. Federated continues to assess the impact that the transition from LIBOR will have on Federated and Federated's products and strategies, customers and service providers.
Management believes that a UK FTT or EU FTT, particularly if enacted with broad application, would be detrimental to Federated's business and could adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows. Management continues to monitor and evaluate the impact of regulatory reforms on Federated's business, results of operations, financial condition and/or cash flows. Regulatory reforms stemming from Brexit or FCA, FSB, IOSCO or other initiatives or Regulatory Developments, as well as the potential political and economic uncertainty surrounding Brexit, also may adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows. Similar to its efforts in the U.S., Federated has dedicated, and continues to dedicate, significant internal and external resources to analyze and address European reforms that impact Federated's investment management and stewardship business.
European Regulatory Developments, and Federated's efforts relating thereto, have had, and may continue to have, an impact on Federated's expenses and, in turn, financial performance. As of December 31, 2019, Federated is unable to conclusively assess the potential impact that a FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows. Federated also is unable to conclusively assess at this time whether, or the degree to which, Federated, any of its investment management subsidiaries or any of the Federated Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution. The Hermes Acquisition increased the potential impact that the above matters may have on Federated's business, results of operations, financial condition and/or cash flows.
Employees
At December 31, 2019, Federated employed 1,826 persons.

Information about our Executive Officers
The following section sets forth certain information regarding the executive officers of Federated as of February 21, 2020:

Name	Position	Age
J. Christopher Donahue	President, Chief Executive Officer, Chairman and Director of Federated Hermes, Inc.	70

Gordon J. Ceresino	Vice Chairman of Federated Hermes, Inc. and President of Federated International Management Limited and Federated International Securities Corp.	62

Thomas R. Donahue	Vice President, Treasurer, Chief Financial Officer and Director of Federated Hermes, Inc. and President of FII Holdings, Inc.	61

John B. Fisher	Vice President and Director of Federated Hermes, Inc. and President and Chief Executive Officer of Federated Advisory Companies*	63

Peter J. Germain	Executive Vice President, Chief Legal Officer, General Counsel and Secretary of Federated Hermes, Inc.	60

Richard A. Novak	Vice President, Assistant Treasurer and Principal Accounting Officer of Federated Hermes, Inc.	56

Saker A. Nusseibeh	Chief Executive Officer, Hermes Fund Managers Limited	58

Paul A. Uhlman	Vice President of Federated Hermes, Inc. and President of Federated Securities Corp.	53

Stephen P. Van Meter	Vice President and Chief Compliance Officer of Federated Hermes, Inc.	44

*
Federated Advisory Companies include the following: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Federated Investment Counseling, Federated Investment Management Company and Federated MDTA LLC, each wholly owned by Federated.

Mr. J. Christopher Donahue has served as director, President and Chief Executive Officer of Federated since 1998 and was elected as Chairman effective April 2016. He also serves as a director, trustee or officer of various Federated subsidiaries. He is President of 29 investment companies managed by subsidiaries of Federated. He is also director or trustee of 32 investment companies managed by subsidiaries of Federated. Mr. Donahue is the brother of Thomas R. Donahue who serves as Vice President, Treasurer, Chief Financial Officer and director of Federated.
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
Mr. Saker A. Nusseibeh is Chief Executive Officer of Hermes, a majority-owned subsidiary of Federated beginning July 1, 2018. He joined Hermes in 2009 and was appointed Chief Executive Officer in May 2012, having served as acting Chief Executive Officer since November 2011. He formerly served as Global Head of Equities at Fortis Investments USA, having initially been appointed as Head of Global Equities in 2005. He also serves as a director of Hermes and as a director or officer of certain subsidiaries of Hermes.
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
Available Information
Federated makes available, free of charge, on its website, www.FederatedHermes.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual information statements and amendments to those reports, including those filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act, as soon as reasonably practicable after such information is electronically filed with or furnished to the SEC.
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
Potential Adverse Effects of a Material Concentration in Revenue. At any point in time, a meaningful or significant portion of Federated's total AUM or revenue may be attributable to one or more products or strategies, or asset classes, offered by Federated, or one or more clients or customer intermediaries with whom Federated has a relationship. See Note (5) to the Consolidated Financial Statements for information on material concentrations in Federated's revenue. A significant and prolonged decline in the AUM of a strategy, asset class or fund with a material concentration could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds. Likewise, significant negative changes in Federated's relationship with a customer with a material concentration could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this customer. A significant change in Federated's investment management business or a significant reduction in AUM due to regulatory changes or developments, changes in the financial markets, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, non-competitive performance, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, a return to declining or prolonged periods of low short-term interest rates or negative yields and resulting fee waivers, investor preferences for deposit products or other Federal Deposit Insurance Corporation (FDIC)-insured products, or exchange-traded funds, index funds or other passive investment products, changes in product fee structures, changes in relationships with financial intermediaries, or other circumstances, could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Low Short-Term Interest Rates. After raising the federal funds target rate by 0.25% four times during 2018 (the ninth such increase since December 2015), the Federal Open Market Committee of the Federal Reserve Board (FOMC) decreased the federal funds target rate by 0.25% three times during 2019 to its current target of 1.50-1.75%. The federal funds target rate, which drives short-term interest rates, had been close to zero for nearly seven years prior to the December 2015 increase. The long-term low interest-rate environment resulted in the gross yield earned by certain money market funds not being sufficient to cover all of the fund's operating expenses. As a result, beginning in the fourth quarter of 2008, Federated implemented voluntary waivers (either through fee waivers or reimbursements or assumptions of expenses) in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers). These waivers were partially offset by related reductions in distribution expense and net income attributable to noncontrolling interests as a result of Federated's mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.
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
The FOMC increased the federal funds target rate range by 0.25% on nine occasions between December 2015 and December 2018. The interest rate increase in December 2017 eliminated the need to continue the Voluntary Yield-related Fee Waivers. The

FOMC decreased the federal funds target rate range by 0.25% in August, September and October 2019. Despite the FOMC reducing interest rates three times in 2019, there were no Voluntary Yield-related Fee Waivers in 2019. See Potential Adverse Effects of Increased Competition in the Investment Management Business in this section for information on competitive waivers currently being implemented by Federated, other than the Voluntary Yield-related Fee Waivers discussed above.
There is no guarantee that the FOMC will continue to maintain the federal funds rate at its current level. Federated is unable to predict when, or to what extent, the FOMC will maintain or further decrease or increase their target for the federal funds rate. Assuming asset levels and mix remain constant and based on recent market conditions, management estimates that Voluntary Yield-related Fee Waivers will remain at or near zero.
The actual amount of future fee waivers, if any, the resulting negative impact of any waivers and Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax impact going forward, not re-capture previously waived amounts) could vary significantly from prior years as they are contingent on a number of variables including, but not limited to, changes in asset levels and mix within the money market funds or among customer assets, yields on instruments available for purchase by the money market funds, actions by the Governors, the FOMC, the Treasury Department, the SEC, the DOL, the FSOC and other governmental entities, changes in fees and expenses of the money market funds, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties, Federated's willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by any one or more third parties. The duration, level and impact of a further decline in interest rates and/or future Voluntary Yield-related Fee Waivers, if any, as well as Federated's ability to recover the net pre-tax impact of such waivers (that is, the ability to capture the pre-tax income going forward, not re-capture previously waived amounts) could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
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
Potential Adverse Effects of a Decline or Disruption in the Economy or Financial Markets. Economic or financial market (including securities, real estate, credit and other markets) downturns, disruptions or other conditions (domestic or international) may cause volatility, illiquidity and other potential adverse effects in the financial markets and adversely affect, potentially in a material way, the supply of investments, such as money market or municipal (tax-exempt) securities and the profitability and performance of, demand for and investor confidence in Federated's investment products, strategies and services. Such economic or financial market downturns, disruptions or other conditions may include, for example, disruptions in the securities, real estate and credit markets, defaults or poor performance in certain sectors of the economy, unemployment, excessive corporate debt levels, the commencement, continuation or ending of government policies and reforms (including those of new administrations or otherwise), stimulus programs, and other market-related actions, quantitative easing or tightening or other changes in monetary policy, central bank activism through continued ownership, exchange, cancellation or issuance of debt or other means, increased regulation or a slower pace for new regulation or deregulation, increases or decreases in interest rates, changes in oil prices or other changes in commodity markets or prices, changes in currency values, changes in property values and financial costs, or exchange rates or currency abandonment, inflation or deflation, index changes, widening bid/ask spreads, changes in the allocation of capital to market-making, restructuring of government-sponsored entities, imposition of economic sanctions, trade friction or trade wars and increased trade tariffs, economic or political weakness, geopolitical tensions or military escalation or other instability in certain countries or regions, technology-related or cyber-attacks or incidents, terrorism, the prospects for or concerns about any of the foregoing factors or events, or other factors or events that affect the financial markets. For example, regarding currency abandonment and political instability, there remains uncertainty regarding the final arrangements that will apply to the UK's relationship with the EU and other countries post-Brexit. This uncertainty may affect other countries in the EU and elsewhere. The UK's departure from the EU also may cause volatility within the EU, triggering prolonged economic downturns in certain European countries or sparking additional

Member States to depart, or contemplate departing, from the EU. In addition, Brexit creates the possibility of additional economic stresses for the UK, including potential decreased trade, difficulty in, or increased expenses relating to, marketing and selling UK funds and other financial products in the EU and EU funds and other financial products in the UK, capital outflows, devaluation of the British pound sterling, wider corporate bond spreads due to uncertainty, worker dislocation or restrictions, and declines in business and consumer spending as well as foreign direct investment. See Item 1- Business under the caption Regulatory Matters for additional information on Brexit. Each of the above factors, among others, may cause or contribute to economic or financial market downturns, disruptions or other conditions and their potentially adverse effects. In addition, Federated's products and strategies may be adversely affected, potentially in a material way, by changes in U.S., UK, EU or other markets, downgrades of U.S., UK or other countries' credit ratings, the U.S. debt ceiling or other developments in the U.S., UK and other countries as well as by actual or potential deterioration in international sovereign, commodity or currency market conditions.
At December 31, 2019, Federated's liquid assets of $359.1 million included investments in certain money market and fluctuating-value Federated Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated and the money market and other fluctuating NAV funds managed or distributed by Federated also interact with various other financial industry participants, such as counterparties, broker/dealers, banks, clearing organizations, other investment products and customers, as a result of operations, trading, distribution and other relationships. As a result, Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows could be adversely affected by the creditworthiness or financial soundness of other financial industry participants, particularly in times of economic or financial stress or disruption. There can be no assurance that potential losses that may be realized as a result of these exposures will not have a material adverse effect on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
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
Custody, depository and portfolio accounting services for the Federated Funds generally are outsourced to third-party financial institutions that are leading providers of such fund services. Accounting records for the Federated Funds are maintained by these service providers (or vendors). These service providers, or other service providers of Federated and its products or customers, could also be adversely affected by the adverse market conditions described above. It is not possible to predict the extent to which the services or products Federated receives from such service providers would be interrupted or affected by such situations. Accordingly, there can be no assurance that a potential service interruption or Federated's ability to find a suitable replacement would not have a material adverse effect on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Changes in Laws, Regulations and Other Rules on Federated's Investment Management Business. Federated and its investment management business are (and any new business line commenced or acquired by Federated would be) subject to extensive regulation both in and outside the U.S. Federated and its products, such as the Federated Funds, and strategies are subject to: federal securities laws, principally the 1933 Act, the 1934 Act, the 1940 Act and the Advisers Act; state laws regarding securities fraud and registration; and regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges, both domestically and abroad, including, but not limited to, the SEC, FINRA, FCA, CBI and New York Stock Exchange (NYSE). From time to time, the federal securities laws have been or may be augmented or amended substantially. For example, among other measures, Federated and its products and strategies have been impacted by the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-Leach-Bliley Act of 1999.
Federated and its domestic products (such as the Federated Funds) and strategies, and any non-U.S. products (such as non-U.S. Federated Funds) and strategies to the extent offered in the U.S., continue to be primarily regulated by the SEC. Federated, and certain Federated Funds, are also subject to regulation by the U.S. Commodity Futures Trading Commission (CFTC) and the National Futures Association (NFA) due to their investment in futures, swaps or certain other commodity interests in more than de minimis amounts. In addition, during the past several years, regulators, self-regulatory organizations or exchanges such as the SEC, FINRA, CFTC, NFA, NYSE and state or local governments and regulators, have adopted, and may continue to adopt, other regulations, rules and amendments that have increased Federated's operating expenses and affected the conduct of its business, as well as Federated's AUM, revenues and operating income, and may continue to do so. Federated's business is affected by laws, regulations, and regulatory authorities that impact the manner in which Federated's products are structured, distributed, provided or sold. Federated and its products and strategies also are affected by certain other laws and regulations governing banks and other financial institutions or intermediaries. While the pace of regulation has slowed in 2018 and 2019, the results of the 2020 presidential election may result in increased regulation, which could further increase the cost of compliance for Federated.
Federated's and its products' operations outside of the U.S. are subject to foreign laws and regulation, which are promulgated or amended from time to time, by foreign regulatory or other authorities, such as the FCA for London-based operations, the CBI for Dublin-based operations, the German Federal Financial Supervisory Authority for Frankfurt-based operations, the Cayman Island Monetary Authority for Cayman Island products, and the Ontario (and certain other provincial) Securities Commission for Canadian products. For example, Federated's stewardship services may be impacted by proxy advisor regulations, including the Proxy Advisors (Shareholders' Rights) Regulations 2019 passed by the UK Parliament. (See Item 1- Business under the caption Regulatory Matters for additional information on laws and regulations applicable to Federated's business.) In addition to existing and potential future regulation, a FTT, particularly if enacted with broad application in the UK or EU, or even the U.S. (as proposed by certain Democratic candidates for the 2020 Presidential election), would be detrimental to Federated's business. Regulatory reforms stemming from Brexit, as well as the potential political and economic uncertainty surrounding Brexit or other initiatives also may increase volatility in the UK and EU and could be detrimental to Federated's business. Additionally, Federated's acquisition of Hermes increases the potential impact that Brexit, and resulting changes, may have on Federated's business, results of operations, financial condition and/or cash flows.
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
Management continues to monitor and evaluate the impact of the Regulatory Developments discussed above (and in Item 1- Business under the caption Regulatory Matters) on Federated's business, results of operations, financial condition and/or cash flows. These Regulatory Developments include, among others, stress testing requirements, fund of funds rules, Regulation Best Interest, a new SEC derivatives rule, Brexit-related regulation, a potential FTT, new EU regulatory requirements, liquidity rules, and EU money market fund regulation. Among other potential impacts, these Regulatory Developments have increased, and may continue to increase, in addition to compliance risks and compliance costs, the costs associated with technology, legal, operations and other efforts to address regulatory-related matters. These regulatory requirements and developments also have caused, and may continue to cause, certain product line-up, structure, pricing and product development changes, changes in the ability to utilize "soft dollars" to pay for certain research and brokerage services (rather than Federated paying for such services directly), money market, equity, fixed-income, alternative/private markets and multi-asset products to be less attractive to institutional and other investors, reductions in the number of Federated Funds offered by intermediaries, changes in the fees Federated, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, and reductions in AUM, revenues and operating profits, as well as changes in asset flows, levels and mix and customer relationships. As examples, it became necessary for Hermes to establish offices in Ireland, Germany and Denmark, as Brexit may result in it becoming more difficult to passport products between the UK and EU Member States. In addition, certain money market funds or other products or strategies may become less attractive to institutional or other investors, which could result in changes in asset mix and reductions in AUM, revenues and operating income.

On a cumulative basis, Federated's regulatory, product development and restructuring, and other efforts in response to the Regulatory Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated's expenses and, in turn, financial performance. The floating NAV for institutional and municipal (or tax-exempt) money market funds, and redemption fees and liquidity gates, required by the 2014 Money Fund Rules and Guidance, effective October 14, 2016, resulted in a shift in asset mix from institutional prime and municipal (or tax-exempt) money market funds to stable NAV government money market funds across the investment management industry and at Federated, which impacted its AUM, revenues and operating income. While 2018 and 2019 saw a shift in asset mix back toward institutional prime and municipal (tax-exempt) money market funds, there is no guarantee such shift will continue and return asset mix between institutional prime, municipal (or tax-exempt) and government money market funds to pre-October 2016 levels. The regulatory changes and developments in the current regulatory environment, and Federated's efforts in responding to them, could have a material and adverse effect on Federated's business, results of operations, financial condition and/or cash flows. While the FSOC's change in focus and continuing transparency efforts have reduced the possibility of any Federated products being designated a systemically important non-bank financial company, management also believes that the designation of Federated and/or one or more products as a systemically important financial institution or a non-bank, non-insurance company global systemically important financial institution by the FSB, and/or the issuance of final regulations or reforms relating to such designations, would be detrimental to Federated's money market fund business and could materially and adversely affect Federated's business, results of operations, financial condition and/or cash flows. Given the current regulatory environment and the potential for a slower pace for new regulation or future additional or modified regulation or guidance, Federated is unable to fully assess the degree of the impact of adopted or proposed regulations and other Regulatory Developments, and Federated's efforts related thereto, on its business, results of operations, financial condition and/or cash flows.
Changes in laws, regulations, rules, interpretations or governmental policies, domestically and abroad, also impact the financial intermediaries, service providers (or vendors), customers and other third-parties with whom Federated, and its products (such as the Federated Funds), conduct business. For example, the DOL is expected to issue a new fiduciary rule in early 2020. Additionally, provisions of the Dodd-Frank Act or Regulation Best Interest, may affect intermediaries' sale or use of Federated's products or strategies. Among other potential impacts, these changes are affecting, and may continue to affect, Federated's arrangements with these intermediaries, and may continue to increase fee pressure, reduce the number of Federated products and strategies offered by intermediaries, cause certain clients or intermediaries to favor passive products over actively managed products, increase respective operating expenses and distribution costs, result in lower AUM, change asset flows, levels and mix, and otherwise affect the conduct of Federated's or such intermediaries' respective businesses. This resulted, and will likely continue to result, in Federated or one or more of these third parties seeking to restructure or alter their compensation or other terms of the business arrangements between Federated or its products (including the Federated Funds) and one or more of these third parties. The above factors could have a material adverse impact on Federated's business, results of operations, financial condition and/or cash flows.
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
Risk of Federated's Money Market Products' Ability to Maintain a Stable Net Asset Value. Approximately 40% of Federated's total revenue for 2019 was attributable to money market assets. An investment in money market funds is neither insured nor guaranteed by the FDIC or any other government agency. Federated's retail and government/public debt money market funds, as well as its private and collective money market funds, seek to maintain a stable or constant NAV. Federated also offers non-U.S. low volatility money market funds that seek to maintain a constant NAV, but will move to a four-digit NAV if such fund's net asset value falls outside of a twenty basis point collar. Although stable or constant NAV money market funds seek to maintain an NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Federated also offers institutional prime or municipal (or tax-exempt) money market funds which transact at a fluctuating NAV that uses four-decimal-place precision ($1.0000). Federated also offers a short-term variable NAV non-U.S. money market fund. It is possible for an investor to lose money by investing in these funds. Federated devotes substantial resources, such as significant credit analysis and attention to security valuation in connection with the management of its products and strategies. However, the NAV of an institutional prime or municipal (or tax-exempt) money market fund, or variable NAV fund or, if the above described conditions are met, a low-volatility NAV fund, can fluctuate, and there is no guarantee that a government/public debt or retail (i.e. stable or constant NAV) money market fund, or a low-volatility money market fund, will be able to preserve a stable or constant NAV in the future. Market conditions could lead to a limited supply of money market securities and severe liquidity issues and/or declines in interest rates or additional prolonged periods of low yields in money market products or strategies, and regulatory changes or developments could lead to shifts in asset levels and mix, which could impact money market fund NAVs and performance. If the NAV of a Federated stable or constant NAV money market fund were to decline to less than $1.00 per share, such Federated money market fund would likely experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated's business, results of operations, financial condition and/or cash flows. It is also possible that, if the fluctuating NAV of an institutional prime or municipal (or tax-exempt) money market fund, or variable NAV money market fund or low-volatility money market fund consistently or significantly declines to less than $1.0000 per share, such Federated money market fund could experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated's business, results of operations, financial condition and/or cash flows.
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
Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated competes in the management and distribution of investment products and strategies (such as mutual funds and Separate Accounts) and stewardship services with other fund management companies and investment advisors, national and regional broker/dealers, commercial banks, insurance companies and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated. Competition is based on various factors, including, among others, business reputation, investment performance, quality of service, the strength and continuity of management and selling relationships, distribution services offered, technological innovation (e.g., the use of financial technology or artificial intelligence in providing investment advice), the type (e.g., passive versus actively managed, fund versus FDIC-insured deposits) and range of products and strategies offered and fees charged. As with any highly competitive market, competitive pricing structures are important. If competitors charge lower fees for similar products or strategies, Federated has reduced, or may decide to further reduce, the fees on its own products or strategies (either directly on a gross basis or on a net basis through fee waivers) for competitive purposes in order to retain or attract customers. Increased competition also may require changes in Federated's business model, products (e.g., launching ETFs) or strategies to respond to competition from existing and new market innovations and competitors, which can increase expenses and creates the risk that such changes will not be successful or Federated will not achieve its long-term strategic objectives. Such fee reductions, changes in business models or strategies, or other effects of competition, could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Many of Federated's products and strategies are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated's managed assets, particularly money market, fixed-income and alternative/private markets assets, are held by institutional investors. If or when the structure of institutional investment products, such as money market funds, changes or becomes disfavored by institutions, whether due to regulatory or market changes, competing products (such as insured deposit products or non-transparent actively managed ETFs) or otherwise, Federated may be unable to retain or grow its share of this market and this could adversely affect Federated's future profitability and have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows. Certain of Federated's products and strategies also may be impact oriented and may not be suitable investments for certain fiduciary customers without obtaining appropriate consent. This may limit Federated's ability to market or grow assets in such products and this could adversely affect Federated's future profitability and affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows.
A significant portion of Federated's revenue is derived from providing products (such as mutual funds) and strategies to the U.S. Financial Intermediary market, comprising over 7,700 national, regional and independent broker/dealers, banks and registered investment advisors. The future profitability of Federated will be adversely affected if it is unable to retain or grow its share of this market, and could also be adversely affected by consolidations in the banking and securities industries, as well as regulatory changes or developments impacting its customers.
Potential Adverse Effects of Changes in Federated's Distribution Channels. Federated acts as a wholesaler of investment products and strategies to financial intermediaries, including, for example, banks, broker/dealers, registered investment advisors and other financial planners. Federated also sells investment products and strategies, and stewardship services, directly to corporations, institutions and other customers. There can be no assurance that any product diversification efforts (whether to Federated's fund line-up or geographically), ESG positioning or investments in data and analytics to bolster Federated's distribution efforts will be successful. There also can be no assurance that Federated will continue to have access to any financial intermediary or financial intermediaries that currently distribute Federated products and strategies, that Federated's relationship with any one or more financial intermediaries or other customers will continue over time or on existing economic terms, or that Federated's sales or distribution efforts will achieve any particular level of success. The impact of Voluntary Yield-related Fee Waivers, other waivers for competitive purposes, and related reductions in distribution expense can vary depending upon, among other variables, changes in distribution models, changes in the distribution fee arrangements with one or more financial intermediaries, changes in customer relationships and changes in the extent to which the impact of the waivers is shared by one or more financial intermediaries. In addition, exclusive of the impacts of waivers and related reductions in distribution expense, Federated has experienced increases in the cost of distribution as a percentage of total fund revenue from 25% in 2018 to 26% in 2019. Federated expects such costs to continue to increase in total due to asset growth, and per dollar of revenue earned due to the competitive pressures of the investment management business. Higher distribution costs reduce Federated's operating and net income.
Potential Adverse Effects of Declines in the Amount of or Changes in the Mix of Assets under Management. A significant portion of Federated's revenue is derived from investment advisory fees, which are typically based on the value of managed assets and vary with the type of asset being managed, with higher fees generally earned on equity and multi-asset products and strategies than on fixed-income, alternative/private markets and money market products and strategies. Federated also may earn performance fees or carried interest on certain products and types of assets. Mutual fund and other fund products generally have a higher management-fee rate than Separate Accounts. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size or structure of the customer relationship. Consequently, significant fluctuations in the value of securities held by, or the level of redemptions from, the products (such as the Federated Funds) or strategies advised by Federated, and overall asset mix among products and strategies, may materially affect the amount of managed assets and thus Federated's revenue, profitability and growth. Similarly, changes in Federated's average asset mix across both asset and product or strategy types have a direct impact on Federated's revenue and profitability. Federated generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds. A significant portion of Federated's managed assets is in investment products or strategies that permit investors to redeem or withdraw their investment at any time. Capacity constraints, where the size of AUM in a particular product, strategy or asset class make it more difficult to trade efficiently in the market, can result in certain products, strategies, or asset classes being closed to new investment, which may result in redemptions or a reallocation of assets to other products, strategies or asset classes. Additionally, changing market conditions may cause a shift in Federated's asset mix towards money market and fixed-income products or strategies, and regulatory changes or developments may cause a shift between money fund products or from money market funds to other products. Each of the above factors may cause a decline in or otherwise affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products and strategies. Good performance generally assists retention and growth of managed assets, resulting in additional revenues. Good performance can also result in performance fees or carried interest being earned on certain products. Conversely, poor performance, or the failure to meet product or strategy investment objectives and policies, tends to result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. A product or strategy being, or becoming, an unsuitable product or strategy for a customer, whether due to changes in customer investment objectives or otherwise, also tends to result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. For certain products or strategies, failure to integrate and apply acceptable environmental, societal, or governance standards, sustainability or responsible investment may be considered, or result in, poor performance, and result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. The failure to earn performance fees, carried interest and/or other fees results in a corresponding decrease in revenues and non-operating income to Federated. Poor performance could, therefore, have a material adverse effect on Federated's business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows. Market conditions, such as volatility, illiquidity and rising interest rates, among other conditions, can adversely affect the performance of certain quantitative or other investment strategies or certain products, asset classes or sectors. The effects of poor performance on Federated could be magnified where assets or customers are concentrated in certain strategies, products, asset classes or sectors. Changes in foreign currency exchange rates and poor performance of investments made by Federated, or derivatives (including, for example, hedges or forward contracts) or other financial transactions entered into by Federated, can result in investment or capital losses and also can materially adversely affect Federated's business, results of operations, financial condition and/or cash flows.
Operational Risks. Federated's products, business and operations are supported internally and through management of relationships, including, for example, outsourcing relationships with various third party service providers (or vendors), both domestically and internationally. In turn, service providers' operations rely on additional relationships with other third parties. Operational risks include, but are not limited to, improper, inefficient, or unauthorized execution, processing, pricing and/or monitoring of transactions, inadequate, inefficient, inflexible, deficient or non-scalable technology, operating systems or other infrastructure, poor performance by internal resources or third party service providers, failure to appropriately supervise internal resources or third party service providers, business disruptions, inadequacies or breaches in Federated's, its products' or a service provider's internal control processes, unauthorized disclosure or manipulation of, or access to, confidential, proprietary or non-public personal information and noncompliance with regulatory requirements, investment mandates and related investment parameters, or customer-imposed restrictions. As Federated's and its relevant service providers' businesses expand and require additional scalability, operational risk increases. There is a risk that changes in operational systems and business processes are not completed correctly, in a controlled manner, in a timely manner or in a manner that achieves intended results. Management relies on its employees, systems and business continuity plans, and those of relevant service providers, to comply with established procedures, controls, regulatory requirements, investment parameters or customer-imposed restrictions. Breakdown or improper use of systems, human error or improper action by employees or service providers, or noncompliance with regulations or other rules, investment parameters or customer-imposed restrictions, could cause material adverse effects on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
No Assurance of Successful Acquisitions. Federated's business strategy contemplates seeking acquisition candidates, including acquisitions of other investment management companies and investment assets, both domestically and internationally. There can be no assurance that Federated will find suitable acquisition candidates at acceptable prices and with an aligned business culture and vision, have sufficient capital resources to realize its acquisition strategy, be successful in entering into definitive agreements for or consummating desired acquisitions, or successfully collaborating with acquired companies or integrating acquired companies or assets into Federated, or its products or strategies. There also can be no assurance that any such acquisitions, if consummated, will not increase organizational stress to unacceptable levels or cause process failures, or that any such acquisition, if consummated, will increase value or otherwise prove to be advantageous to Federated. On the other hand, successful collaboration with acquired companies or integration of acquired companies or assets may increase the value of such acquired companies or assets and result in increased contingent deferred payments or other payment obligations for Federated, which can affect Federated's business, results of operations, financial condition and/or cash flows.
Impairment Risk. At December 31, 2019, Federated had intangible assets including goodwill totaling $1.2 billion on its Consolidated Balance Sheets, the vast majority of which represents assets capitalized in connection with Federated's acquisitions and business combinations. Federated may not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a noncash charge which would adversely affect Federated's financial position and results of operations for the period.
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
In addition, like other companies in the investment management industry and elsewhere, Federated's business relies on the security and reliability of information and communications technology, systems and networks. Federated uses digital technology, including, for example, networked systems, email and the Internet, to conduct business operations and engage clients, customers, employees, products, accounts, shareholders and relevant service providers, among others. The use of the Internet and other electronic media, computers and technology exposes Federated, its business, its products and strategies and services, customers, and relevant service providers, and their respective operations, to potential risks from frequent cybersecurity attacks, events or incidents (cyber incidents). For example, Federated and relevant service providers collect, maintain and transmit confidential, proprietary and non-public personal customer and employee information (such as in connection with online account access and performing investment, reconciliation, transfer agent, custodian and other recordkeeping and related functions) that can be targeted by cyber incidents. Federated, as well as its products and certain service providers, also generate, compile and process information for purposes of preparing and making filings or reports to governmental agencies, and a cyber incident that impacts that information, or the generation and filing processes, may prevent required regulatory filings and reports from being made. Cyber incidents involving Federated or its products or service providers, regulators or exchanges to which confidential, personally identifiable or other information is reported or filed also may result in unauthorized disclosure or compromise of, or access to, such information.
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
Like other companies, Federated has experienced, and will continue to experience, cyber incidents on a daily basis. As of December 31, 2019, cyber incidents have not had a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows. Cyber incidents can affect, potentially in a material way, Federated's relationships with its customers, employees, products, accounts, shareholders and relevant service providers. A cyber incident may cause Federated, its business, products or services, employees, customers, or relevant service providers, to lose proprietary, sensitive, confidential or non-public business, customer, employee or personal information, or intellectual property, suffer data corruption or business interruption, lose operational capacity (for example, the loss of the ability to process transactions, calculate NAVs, or allow the transaction of business, or other disruptions to operations), and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber incidents also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems. Any cyber incident could cause lost revenues, the occurrence of other financial losses, diminished future cash flows, significant increases in compliance or other costs or expenses (such as costs associated with compliance with cybersecurity laws and regulations and with protection, detection, remediation and corrective measures), exposure to increased litigation and legal risks (such as regulatory actions and penalties, and breach of contract or other litigation-related fees and expenses), reputational damage, damage to competitiveness, stock price and shareholder value, and other negative or adverse impacts. Cyber incidents affecting issuers in which Federated's or its customers' assets are invested also could cause such investments to lose value. Any of these cyber incidents may become incrementally worse if they were to remain undetected for an extended period of time. The operating systems of Federated, its products, its customers and relevant service providers are dependent on the effectiveness of information security policies and procedures which seek to ensure that such systems are protected from cyber incidents. Federated has established a committee to oversee Federated's information security and data governance efforts, and updates on cyber incidents and risks are reviewed with relevant committees, as well as Federated's Board of Directors (or a committee thereof), on a periodic (generally quarterly) basis (and more frequently when circumstances warrant) as part of risk management oversight responsibilities. Federated has, and believes its products and its service providers have, established risk management systems that are reasonably designed to seek to reduce the risks associated with cyber incidents. Federated employs various measures aimed at mitigating cyber risk, including, among others, use of firewalls, system segmentation, system monitoring, virus scanning, periodic penetration testing, employee phishing training and an employee cybersecurity awareness campaign. Among other vendor management efforts, Federated also conducts due diligence on key service providers (or vendors) relating to cybersecurity. However, there is no guarantee that such efforts will be successful, either entirely or partially, as there are limits on Federated's ability to prevent, detect or mitigate cyber incidents. Among other reasons, the cybersecurity landscape is constantly evolving, the nature of malicious cyber incidents is becoming increasingly sophisticated and Federated, and its relevant affiliates and products, cannot control the systems and cybersecurity systems and practices of issuers, relevant service providers or other third parties. Federated's risk from cyber incidents also can increase as a result of expansion into new markets, domestic or international acquisitions, new technology, or previously unexploited vulnerabilities in software or related patches becoming activated (or "weaponized") by hackers. While Federated has obtained cyber-insurance, there is no guarantee that a particular incident would be covered by such insurance. In certain circumstances, insurance coverage may not be available or deductible amounts may not be exceeded, and Federated or the Federated Funds may have to bear the costs related to claims or any losses or other liabilities resulting from a cyber incident. While Federated cannot predict the financial or reputational impact to its business resulting from any cyber incident, depending upon the nature, magnitude and severity of a cyber incident, the occurrence of a cyber incident, or a similar situation or incident, could have a material adverse effect on Federated's business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows. The internal and external resources and efforts necessary to implement system and technology upgrades, data governance and cybersecurity policies, procedures and measures, including, for example, technology, systems, skilled personnel and service providers (or vendors), as well as vendor management, have, and will continue to, increase Federated's operating expenses, and can adversely affect, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Reputational Harm. Any material losses in customer (including shareholder) confidence in Federated, its products or strategies or in the mutual fund industry as a result of actual or potential regulatory proceedings or litigation, economic or financial market downturns or disruptions, material errors in public news reports, allegations of trade name, trade mark or other intellectual property infringement or misappropriation, allegations of breaches of fiduciary duty, misconduct or unprofessional, unethical or illegal behavior, abuse of authority, a cyber incident, rumors on the Internet or other matters could increase redemptions from and/or reduce sales of Federated's products (such as the Federated Funds) and strategies and other investment management products and services and/or negatively impact Federated's brand, culture, trusted status, reputation and/or stock price. If such losses were to occur, it could have a material adverse effect on Federated's business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows. There also is no guarantee that Federated's rebranding efforts will be successful. With increased focus from shareholders on sustainability, environmental, social, and governance matters by shareholders, any perceived deficiency in Federated's policies and practices on these matters may impact Federated's brand, reputation or stock price, as well as investor preference for Federated's securities, products, strategies and services, and, accordingly, adversely affect, potentially in a material way, Federated's stock price and business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows.
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
Potential Adverse Effects of Unpredictable Events or Consequences. Unpredictable events, such as a natural disaster, pandemic (e.g., the coronavirus outbreak), war, terrorist attack or other business continuity event, or unexpected market, economic or political developments, could adversely impact Federated's, its products', its customers' and their respective service providers' (or vendors') ability to conduct business. Such events or consequences could cause disruptions in economic conditions and financial markets, governmental processes, system interruption, loss of life, unavailability of personnel, an inability to provide information or services, either at all or in accordance with applicable requirements, standards, or restrictions, and/or additional costs. For example, the current outbreak of the coronavirus, which was impossible to predict, has affected travel to China and led to global economic uncertainty which has impacted markets negatively. Given that the region is an important component of Federated's global distribution strategy, any scenario whereby the current situation persists for any significant period of time may adversely affect the potential business and, in turn, returns of Federated. Among other effects, market disruptions and the other events can cause a decline in the value of investments and a decline in the value of Federated's AUM, which tends to result in lower revenue for Federated. There also may be times when industry databases or other third parties publish or distribute information regarding Federated, or its products or services (including Federated Fund asset levels), that may be inaccurate or incomplete, and there can be no assurance that a third party will interpret or report information accurately. Unpredictable consequences, or side effects, of certain known or planned events, such as the planned phase-out of the LIBOR to SOFR, SONIA or another alternative interest rate expected to occur in 2021, also could adversely impact Federated's, its products', its customers', and their respective service providers' (or vendors') ability to conduct business. The SEC staff has indicated that the expected discontinuation of LIBOR could have a significant impact on the financial markets and may present a material risk for certain market participants, including public companies, investment advisers, investment companies and broker dealers. The phase-out of LIBOR may cause the renegotiation or re-pricing of certain credit facilities, derivatives or other financial transactions to which Federated, its products, customers or service providers are parties, alter the accounting treatment of certain instruments or transactions, or have other unintended consequences, which, among other effects, could require additional internal and external resources to address these effects thereby increasing operating expenses. While it is expected that market participants will amend financial instruments referencing LIBOR to include fallback provisions and/or other measures that contemplate the discontinuation of LIBOR or other similar market disruption events, neither the effect of the transition process nor the viability of such measures is known. While market participants have begun transitioning away from LIBOR, there are obstacles to converting certain longer term securities and transactions to a new benchmark or benchmarks. The effectiveness of multiple alternative reference rates as opposed to one primary reference rate has not been determined, nor has the effectiveness of alternative reference rates used in new or existing financial instruments and products. As market participants transition away from LIBOR, LIBOR's usefulness may deteriorate, which could occur prior to the end of 2021. The transition process may lead to increased volatility and illiquidity in markets that currently rely on LIBOR to determine interest rates. LIBOR's deterioration may adversely affect the liquidity and/or market value of securities that use LIBOR as a benchmark interest rate, including securities and other financial instruments held by Federated or the Federated

Funds. Further, the utilization of an alternative reference rate, or the transition process to an alternative reference rate, may adversely affect Federated's or the Federated Funds' performance. As such, there can be no assurance that unpredictable or unexpected events, reports or consequences, or the costs to address such events, inaccurate reports or consequences, would not have a material adverse effect on Federated's business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows.
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
For example, Rule 2-01(c)(1)(ii)(A) of Regulation S-X (Loan Rule) prohibits Accounting Firms, or covered person professionals within the firms, from having certain financial relationships with their audit clients and affiliated entities. Federated's independent Accounting Firm, Ernst & Young LLP (EY), has advised Federated that under the then existing version of the Loan Rule (and may in the future advise Federated that under the amended Loan Rule discussed below) EY or covered person professionals within the firm have lending relationships with certain lenders where the lenders, or their affiliates that control them, own beneficially or of record greater than 10% of the equity securities of certain Federated Funds which could prevent a determination that the firm satisfies the independence requirements.
On June 18, 2019, the SEC adopted amendments to the Loan Rule relating to the analysis that must be conducted to determine whether an Accounting Firm is independent when the Accounting Firm (or covered person professionals within the firm) has a lending relationship with certain shareholders of an audit client, such as Federated or the Federated Funds. The amendments focus the analysis on beneficial ownership rather than on both record and beneficial ownership; replace the existing 10% bright-line shareholder ownership test with a significant influence test; add a known-through-reasonable-inquiry standard with respect to identifying beneficial owners of the audit client's equity securities; and exclude from the definition of audit client, for a fund under audit, any other funds that otherwise would be considered affiliates of the audit client under the rules for certain lending relationships. Under the Loan Rule amendments, a beneficial owner with whom an Accounting Firm (or a covered person professional within the firm) has a lending relationship would only have significant influence with respect to Federated or a Federated Fund (when Federated or the Federated Fund is an audit client of the Accounting Firm) if the beneficial owner has the ability to exert significant influence over Federated's or the Federated Fund's operating and financial policies, based on the totality of the facts and circumstances. In the case of a Federated Fund, the beneficial owner would have to have the ability to influence the Federated Fund's investment policies and day-to-day portfolio management processes, including those governing the selection, purchase and sale, and valuation of investments, and the distribution of income and capital gains (collectively, investment processes). Given Federated's dual-class structure, under which the entire voting power of Federated is generally vested in the holder of the outstanding shares of the Class A Common Stock and its publicly listed Class B Common Stock generally do not have voting power except in limited circumstances, the Loan Rule amendments make it less likely that a beneficial owner of its publicly traded Class B Common Stock would have significant influence over its operating and financial policies. Given that a majority of the members of the Federated Funds' Board of Directors/Trustees are independent and the Federated Funds delegate investment discretion over their portfolios to registered advisory subsidiaries of Federated which act as the primary investment advisers to the Federated Funds, the Loan Rule amendments make it less likely that a beneficial owner of a Federated Funds' equity securities would have significant influence over a Federated Fund's investment processes. Federated believes the Loan Rule amendments are an improvement on the Loan Rule and mitigate (but not entirely eliminate) the risk that Federated's or the Federated Funds' auditors will inadvertently implicate the auditor independence rules.
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

There can be no assurance that the circumstances in any particular case will satisfy applicable independence requirements under the federal securities laws such that EY will remain eligible to serve as the independent Accounting Firm to Federated. If it were to be determined that the independence requirements under the federal securities laws were not complied with regarding Federated, its previously filed Annual Reports on Form 10-K (including financial statements audited by EY) and Quarterly Reports on Form 10-Q (including financial statements reviewed by EY) may not be considered compliant with the applicable federal securities laws. If it were to be determined that EY did not comply with the independence requirements, among other things, the financial statements audited by EY and the interim financial statements reviewed by EY may have to be audited and reviewed, respectively, by another independent Accounting Firm, Federated's eligibility to issue securities under its existing registration statements may be impacted and certain financial reporting and/or other covenants with, and representations and warranties to, Federated's lenders may be impacted. Similar issues would arise for a Federated Fund for which EY (or another Accounting Firm) serves as such Federated Fund's independent Accounting Firm if it were to be determined that EY (or such other Accounting Firm) was not in compliance with the independence requirements under the federal securities laws, with respect to such Federated Fund. In either case, such events could have a material adverse effect on Federated's business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Litigation, Investigations, Proceedings and Other Claims. Federated and the Federated Funds can be subject to routine, sweep and other examinations, inquiries, investigations, proceedings (administrative, regulatory, civil or otherwise) and other claims by its regulators (regulatory claims). Federated and the Federated Funds also can be subject to employee, former employee, customer, and other third-party, complaints, proceedings (such as civil litigation) and other claims (business-related claims). Among other factors, as Federated's business grows (whether organically or through acquisition or whether through new products, strategies or services being offered or through growth of existing products, strategies and services, or otherwise), the attention and resources devoted to compliance, and the possibility of noncompliance, also can increase. The attention and resources devoted to compliance, and the possibility of noncompliance, also can increase when Federated expands its use of ESG, sustainability, stewardship or other data inputs or investment techniques in providing its investment products, strategies and services, enters new countries or markets, and financial products and other investments, as well as when markets and technology increase in complexity. Federated has business-related claims asserted and threatened against it, and Federated and the Federated Funds are subject to certain regulatory claims (such as routine and sweep examinations and other inquiries), in the ordinary course of business. In addition, Federated and the Federated Funds may be subject to business-related claims, claims related to Federated sponsorship or management of, or inclusion of proprietary Federated Funds in, its 401(k) plan or other benefit plans, and administrative, regulatory or civil investigations and proceedings or other regulatory claims, outside of the ordinary course of business. Federated cannot assess or predict whether, when or what types of business-related claims, fiduciary claims or regulatory claims (collectively, claims) may be threatened or asserted, the types or amounts of damages or other remedies that may be sought (which may be material when threatened or asserted), whether claims that have been threatened will become formal asserted pending investigations, proceedings or litigation, or whether claims ultimately may be successful (whether through settlement or adjudication), entirely or in part, whether or not any such claims are threatened or asserted in or outside the ordinary course of business. Federated may be initially unable to accurately assess a claim's impact. Given that the outcome of any claim is inherently unpredictable and uncertain, a result may arise from time to time that adversely impacts, potentially in a material way, Federated's business, results of operations, financial condition and/or cash flows. In certain circumstances, insurance coverage may not be available or deductible amounts may not be exceeded, and Federated, the Federated Funds or Separate Accounts managed by Federated may have to bear the costs related to claims or any losses or other liabilities resulting from any such matters, or from the operation of Federated's business, products and services.
Federated's Status as a Controlled Company. Federated has two classes of common stock: Class A Common Stock, which has voting power, and Class B Common Stock, which is non-voting except in certain limited circumstances. All of the outstanding shares of Class A Common Stock are held by the Voting Shares Irrevocable Trust for the benefit of certain members of the Donahue family. The three trustees of this trust are Federated's President and Chief Executive Officer and Chairman of the Board, J. Christopher Donahue, his brother, Thomas R. Donahue, Federated's Vice President, Treasurer and Chief Financial Officer and a director, and their mother, Rhodora J. Donahue. Accordingly, Federated qualifies as a "controlled company" under Section 303A of the NYSE Listed Company Manual. As a controlled company, Federated qualifies for and relies upon exemptions from several NYSE corporate governance requirements, including requirements that: (1) a majority of the board of directors consists of independent directors; and (2) the entity maintains a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. As a result, Federated's board does not have a majority of independent directors nor does it maintain a nominating/corporate governance committee. Federated is also exempt as a "controlled company" from certain additional independence requirements and responsibilities regarding compensation advisors applicable to Compensation Committee members. While Federated believes its dual-class structure is appropriate and benefits its shareholders, and should be a factor taken into account by shareholders when investing in Federated, as a company with a dual-class structure, Federated may be excluded from certain financial indexes, which may result in decreased investments in its Class B Common Stock and adversely affect its stock price.

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
Federated has material operating leases related to its corporate headquarters where it occupies approximately 259,000 square feet in Pittsburgh, Pennsylvania. Federated's leased office space is used for its investment management business.

ITEM 3 – LEGAL PROCEEDINGS
The information required by this item is included in Note (21) to the Consolidated Financial Statements.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

Part II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Federated's Class B common stock was traded on the NYSE under the symbol FII. Effective February 3, 2020, Class B common stock began trading under the ticker symbol FHI.
The approximate number of beneficial shareholders of Class A and Class B common stock as of February 7, 2020, was 1 and 23,435, respectively. See Item 1A - Risk Factors under the caption Federated's Status as a Controlled Company for additional information on its Class A common stock.

The following table summarizes stock repurchases under Federated's share repurchase program during the fourth quarter of 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October[2]	93,650	$28.89	85,000	809,401
November[2]	161,453	31.39	150,000	659,401
December[2]	165,949	23.58	112,646	546,755
Total	421,052	$27.75	347,646	546,755

1
In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 4.0 million shares of Class B common stock. No other programs existed as of December 31, 2019. See Note (15) to the Consolidated Financial Statements for additional information on this program.

2
In October, November and December 2019, 8,650, 11,453 and 53,303 shares, respectively, of Class B common stock with a weighted-average price of $3.00, $2.74 and $2.96 per share, respectively, were repurchased as certain employees forfeited restricted stock.

See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on Federated's securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The following performance graph compares the total shareholder return of an investment in Federated's Class B Common Stock to that of the Standard and Poor's MidCap 400® Index (S&P MidCap 400 Index) and to the S&P 1500 Asset Management & Custody Banks Index for the five-year period ended on December 31, 2019.
The graph assumes that the value of the investment in Class B Common Stock and each index was $100 on December 31, 2014. Total return includes reinvestment of all dividends. As a member of the S&P MidCap 400 Index as of December 31, 2019, Federated is required to include this comparison. The historical information set forth below is not necessarily indicative of future performance. Federated does not make or endorse any predictions as to future stock performance.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Federated	$89.69	$95.50	$126.31	$96.83	$123.04
S&P MidCap 400 Index	$97.82	$118.11	$137.30	$122.08	$154.07
S&P 1500 Asset Management & Custody Banks Index	$90.23	$100.12	$129.56	$97.00	$122.45

ITEM 6 – SELECTED FINANCIAL DATA

The selected consolidated financial data in this item should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data. The selected consolidated financial data (except managed assets) of Federated for the five years ended December 31, 2019 have been derived from Federated's audited Consolidated Financial Statements.

(in thousands, except per share data and managed assets)	2019	2018	2017	2016	2015
Statement of Income Data[1,2]
Total Revenue	$1,326,894	$1,135,677	$1,102,924	$1,143,371	$926,609
Operating Income	347,927	330,280	341,508	335,683	279,446
Net Income Including the Noncontrolling Interests in Subsidiaries[3,4]	277,125	222,299	294,901	221,514	171,986
Net Income Attributable to Federated Hermes, Inc.[3,4]	272,339	220,297	291,341	208,919	169,807
Share Data Attributable to Federated Hermes, Inc.
Earnings Per Share – Basic and Diluted[1,5]	$2.69	$2.18	$2.87	$2.03	$1.62
Cash Dividends Per Share[6]	$1.08	$1.06	$1.00	$2.00	$1.00
Weighted-average Shares Outstanding – Basic	97,259	96,949	97,411	99,116	100,475
Weighted-average Shares Outstanding – Diluted	97,259	96,949	97,412	99,117	100,477
Balance Sheet Data at Period End[1]
Intangible Assets, net and Goodwill	$1,220,762	$1,149,247	$736,915	$733,137	$734,492
Total Assets[7]	1,880,131	1,543,683	1,231,410	1,155,107	1,187,203
Long-Term Debt	100,000	135,000	170,000	165,750	191,250
Long-Term Deferred Tax Liability, net	165,382	148,164	117,620	176,686	158,895
Other Long-Term Liabilities[7]	130,670	39,705	23,563	22,987	20,144
Redeemable Noncontrolling Interest in Subsidiaries[1]	212,086	182,513	30,163	31,362	8,734
Federated Hermes, Inc. Shareholders' Equity[6]	1,041,280	857,121	761,215	594,826	647,816
Managed Assets[1] (in millions)
As of Period End	$575,874	$459,860	$397,570	$365,908	$361,112
Average for the Period	509,180	415,388	366,421	362,938	353,493

1	On July 2, 2018, Federated completed the Hermes Acquisition, effective as of July 1, 2018. See Note (3) to the Consolidated Financial Statements for additional information.

2
During 2016 and 2015, voluntary yield-related fee waivers totaled $87.9 million and $333.6 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $65.8 million and $240.6 million for 2016 and 2015, respectively, and net income attributable to noncontrolling interests of $7.1 million for 2015, such that the net negative pretax impact to Federated was $22.0 million and $85.9 million for 2016 and 2015, respectively. See Item 1A - Risk Factors under the caption Potential Adverse Effects of Low Short-Term Interest Rates for additional information on Voluntary Yield-related Fee Waivers.

3
2018 includes a $29.0 million loss related to two derivative financial instruments associated with the Hermes Acquisition. See Note (9) to the Consolidated Financial Statements for additional information.

4	2017 includes a $70.4 million reduction to the income tax provision resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act, thereby increasing net income.

5	2017 includes a $0.69 increase to earnings per share resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act.

6	2016 includes a special dividend paid to shareholders of $1.00 per share or $102.2 million.

7
Total Assets for 2019 include Right-of-Use Assets of $100.5 million and Other Long-Term Liabilities for 2019 include Long-Term Lease Liabilities of $107.5 million. See Note (2) to the Consolidated Financial Statements for additional information.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1- Business, Item 1A - Risk Factors, Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplementary Data.
General
Federated is one of the largest investment managers in the U.S. with $575.9 billion in managed assets as of December 31, 2019. The majority of Federated's revenue is derived from advising Federated Funds and Separate Accounts in both domestic and international markets. Federated also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) and stewardship services. For additional information on Federated's markets, see Item 1 - Business under the caption Distribution Channels and Product Markets.
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
Federated's most significant operating expenses are Compensation and Related expense and Distribution expense. Compensation and Related expense includes base salary and wages, incentive compensation and other employee expenses including payroll taxes and benefits. Incentive compensation, which includes stock-based compensation, can vary depending on various factors including, but not limited to, the overall results of operations of Federated, investment management performance and sales performance.
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

Business Developments
Current Regulatory Environment
Federated and its investment management business are subject to extensive regulation both in and outside the U.S. Federated and its products, such as the Federated Funds, and strategies are subject to: federal securities laws, principally the 1933 Act, the 1934 Act, the 1940 Act and the Advisers Act; state laws regarding securities fraud and registration; regulations or other rules promulgated by various regulatory authorities, self-regulatory organizations or exchanges; and foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. See Item 1 - Business under the caption Regulatory Matters and Item 1A - Risk Factors under the caption Potential Adverse Effects of Changes in Laws, Regulations and Other Rules on Federated's Investment Management Business for additional information.

Asset Highlights
Managed Assets at Period End

in millions as of December 31,	2019	2018	2019 vs. 2018
By Asset Class
Equity	$89,011	$72,497	23%
Fixed-Income	69,023	63,158	9
Alternative / Private Markets[1]	18,102	18,318	(1)
Multi-Asset	4,199	4,093	3
Total Long-Term Assets	180,335	158,066	14
Money Market	395,539	301,794	31
Total Managed Assets	$575,874	$459,860	25%

By Product Type
Funds:
Equity	$48,112	$36,584	32%
Fixed-Income	44,223	40,490	9
Alternative / Private Markets[1]	11,389	11,365	0
Multi-Asset	4,000	3,920	2
Total Long-Term Assets	107,724	92,359	17
Money Market	286,612	208,480	37
Total Fund Assets	394,336	300,839	31
Separate Accounts:
Equity	40,899	35,913	14
Fixed-Income	24,800	22,668	9
Alternative / Private Markets	6,713	6,953	(3)
Multi-Asset	199	173	15
Total Long-Term Assets	72,611	65,707	11
Money Market	108,927	93,314	17
Total Separate Account Assets	181,538	159,021	14
Total Managed Assets	$575,874	$459,860	25%

1
The balance at December 31, 2019 and 2018 includes $8.2 billion and $8.3 billion, respectively, of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

Average Managed Assets

in millions for the years ended December 31,	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
By Asset Class
Equity	$81,212	$70,680	$60,255	15%	17%
Fixed-Income	65,375	63,454	55,204	3	15
Alternative / Private Markets[1]	17,896	9,397	441	90	NM
Multi-Asset	4,192	4,764	5,062	(12)	(6)
Total Long-Term Assets	168,675	148,295	120,962	14	23
Money Market	340,505	267,093	245,459	27	9
Total Average Managed Assets	$509,180	$415,388	$366,421	23%	13%

By Product Type
Funds:
Equity	$42,712	$36,984	$32,160	15%	15%
Fixed-Income	41,938	40,952	40,676	2	1
Alternative / Private Markets[1]	11,317	5,784	441	96	NM
Multi-Asset	4,003	4,554	4,841	(12)	(6)
Total Long-Term Assets	99,970	88,274	78,118	13	13
Money Market	238,876	182,828	176,580	31	4
Total Average Fund Assets	338,846	271,102	254,698	25	6
Separate Accounts:
Equity	38,500	33,696	28,095	14	20
Fixed-Income	23,437	22,502	14,528	4	55
Alternative / Private Markets	6,579	3,613	0	82	0
Multi-Asset	189	210	221	(10)	(5)
Total Long-Term Assets	68,705	60,021	42,844	14	40
Money Market	101,629	84,265	68,879	21	22
Total Average Separate Account Assets	170,334	144,286	111,723	18	29
Total Average Managed Assets	$509,180	$415,388	$366,421	23%	13%

1
The average for the years ended December 31, 2019 and 2018 includes $8.2 billion and $4.1 billion, respectively, of average fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

Changes in Equity Fund and Separate Account Assets

in millions for the years ended December 31,	2019	2018
Equity Funds
Beginning Assets	$36,584	$33,008
Sales	12,380	8,408
Redemptions	(11,757)	(12,192)
Net Sales (Redemptions)	623	(3,784)
Net Exchanges	181	(115)
Acquisition-Related	2,191	11,131
Impact of Foreign Exchange[1]	54	0
Market Gains and (Losses)[2]	8,479	(3,656)
Ending Assets	$48,112	$36,584
Equity Separate Accounts
Beginning Assets	$35,913	$29,808
Sales[3]	7,842	5,547
Redemptions[3]	(10,037)	(10,209)
Net Sales (Redemptions)[3]	(2,195)	(4,662)
Net Exchanges	0	(1)
Acquisition-Related	53	13,569
Impact of Foreign Exchange[1]	(82)	0
Market Gains and (Losses)[2]	7,210	(2,801)
Ending Assets	$40,899	$35,913
Total Equity
Beginning Assets	$72,497	$62,816
Sales[3]	20,222	13,955
Redemptions[3]	(21,794)	(22,401)
Net Sales (Redemptions)[3]	(1,572)	(8,446)
Net Exchanges	181	(116)
Acquisition-Related	2,244	24,700
Impact of Foreign Exchange[1]	(28)	0
Market Gains and (Losses)[2]	15,689	(6,457)
Ending Assets	$89,011	$72,497

1
Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes. Reporting only contains foreign exchange separately beginning in 2019, previously included in Market Gains and (Losses).

2
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates for 2018.

3	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Fixed-Income Fund and Separate Account Assets

in millions for the years ended December 31,	2019	2018
Fixed-Income Funds
Beginning Assets	$40,490	$41,144
Sales	16,730	16,594
Redemptions	(16,311)	(18,366)
Net Sales (Redemptions)	419	(1,772)
Net Exchanges	(98)	138
Acquisition-Related	450	1,565
Impact of Foreign Exchange[1]	72	0
Market Gains and (Losses)[2]	2,890	(585)
Ending Assets	$44,223	$40,490

Fixed-Income Separate Accounts
Beginning Assets	$22,668	$23,016
Sales[3]	4,694	3,562
Redemptions[3]	(5,232)	(5,004)
Net Sales (Redemptions)[3]	(538)	(1,442)
Net Exchanges	(110)	(2)
Acquisition-Related	0	1,167
Impact of Foreign Exchange[1]	(12)	0
Market Gains and (Losses)[2]	2,792	(71)
Ending Assets	$24,800	$22,668

Total Fixed-Income
Beginning Assets	$63,158	$64,160
Sales[3]	21,424	20,156
Redemptions[3]	(21,543)	(23,370)
Net Sales (Redemptions)[3]	(119)	(3,214)
Net Exchanges	(208)	136
Acquisition-Related	450	2,732
Impact of Foreign Exchange[1]	60	0
Market Gains and (Losses)[2]	5,682	(656)
Ending Assets	$69,023	$63,158

1
Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes. Reporting only contains foreign exchange separately beginning in 2019, previously included in Market Gains and (Losses).

2
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates for 2018.

3	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Alternative / Private Markets Fund and Separate Account Assets

in millions for the years ended December 31,	2019	2018
Alternative / Private Markets Funds[1]
Beginning Assets	$11,365	$366
Sales	1,062	1,127
Redemptions	(1,721)	(790)
Net Sales (Redemptions)	(659)	337
Net Exchanges	(65)	(2)
Acquisition-Related	0	10,823
Impact of Foreign Exchange[2]	430	0
Market Gains and (Losses)[3]	318	(159)
Ending Assets	$11,389	$11,365

Alternative / Private Markets Separate Accounts
Beginning Assets	$6,953	$0
Sales[4]	381	123
Redemptions[4]	(738)	(525)
Net Sales (Redemptions)[4]	(357)	(402)
Acquisition-Related	0	7,686
Impact of Foreign Exchange[2]	264	0
Market Gains and (Losses)[3]	(147)	(331)
Ending Assets	$6,713	$6,953

Total Alternative / Private Markets[1]
Beginning Assets	$18,318	$366
Sales[4]	1,443	1,250
Redemptions[4]	(2,459)	(1,315)
Net Sales (Redemptions)[4]	(1,016)	(65)
Net Exchanges	(65)	(2)
Acquisition-Related	0	18,509
Impact of Foreign Exchange[2]	694	0
Market Gains and (Losses)[3]	171	(490)
Ending Assets	$18,102	$18,318

1
The balance at December 31, 2019 and 2018 includes $8.2 billion and $8.3 billion, respectively, of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

2
Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes. Reporting only contains foreign exchange separately beginning in 2019, previously included in Market Gains and (Losses).

3
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates for 2018.

4	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Multi-Asset Fund and Separate Account Assets

in millions for the years ended December 31,	2019	2018
Multi-Asset Funds
Beginning Assets	$3,920	$4,783
Sales	317	472
Redemptions	(864)	(1,013)
Net Sales (Redemptions)	(547)	(541)
Net Exchanges	55	(21)
Acquisition-Related	11	45
Market Gains and (Losses)[1]	561	(346)
Ending Assets	$4,000	$3,920

Multi-Asset Separate Accounts
Beginning Assets	$173	$231
Sales[2]	15	21
Redemptions[2]	(29)	(31)
Net Sales (Redemptions)[2]	(14)	(10)
Market Gains and (Losses)[1]	40	(48)
Ending Assets	$199	$173

Total Multi-Asset
Beginning Assets	$4,093	$5,014
Sales[2]	332	493
Redemptions[2]	(893)	(1,044)
Net Sales (Redemptions)[2]	(561)	(551)
Net Exchanges	55	(21)
Acquisition-Related	11	45
Market Gains and (Losses)[1]	601	(394)
Ending Assets	$4,199	$4,093

1	Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Total Long-Term Assets

in millions for the years ended December 31,	2019	2018
Total Long-Term Fund Assets[1]
Beginning Assets	$92,359	$79,301
Sales	30,489	26,601
Redemptions	(30,653)	(32,361)
Net Sales (Redemptions)	(164)	(5,760)
Net Exchanges	73	0
Acquisition-Related	2,652	23,564
Impact of Foreign Exchange[2]	556	0
Market Gains and (Losses)[3]	12,248	(4,746)
Ending Assets	$107,724	$92,359

Total Long-Term Separate Accounts Assets
Beginning Assets	$65,707	$53,055
Sales[4]	12,932	9,253
Redemptions[4]	(16,036)	(15,769)
Net Sales (Redemptions)[4]	(3,104)	(6,516)
Net Exchanges	(110)	(3)
Acquisition-Related	53	22,422
Impact of Foreign Exchange[2]	170	0
Market Gains and (Losses)[3]	9,895	(3,251)
Ending Assets	$72,611	$65,707

Total Long-Term Assets[1]
Beginning Assets	$158,066	$132,356
Sales[4]	43,421	35,854
Redemptions[4]	(46,689)	(48,130)
Net Sales (Redemptions)[4]	(3,268)	(12,276)
Net Exchanges	(37)	(3)
Acquisition-Related	2,705	45,986
Impact of Foreign Exchange[2]	726	0
Market Gains and (Losses)[3]	22,143	(7,997)
Ending Assets	$180,335	$158,066

1
The balance at December 31, 2019 and 2018 includes $8.2 billion and $8.3 billion, respectively, of fund assets managed by a non-consolidated entity, Hermes GPE LLP, in which Hermes holds an equity method investment.

2
Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes. Reporting only contains foreign exchange separately beginning in 2019, previously included in Market Gains and (Losses).

3
Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions, net investment income and the impact of changes in foreign exchange rates for 2018.

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

	Percent of Total Average Managed Assets			Percent of Total Revenue
	2019	2018	2017	2019	2018	2017
By Asset Class
Money Market	67%	64%	67%	40%	37%	41%
Equity	16%	17%	17%	40%	41%	38%
Fixed-Income	13%	16%	15%	14%	16%	17%
Alternative / Private Markets	3%	2%	0%	3%	2%	0%
Multi-Asset	1%	1%	1%	2%	3%	4%
Other	0%	0%	0%	1%	1%	0%
By Product Type
Funds:
Money Market	47%	44%	48%	37%	34%	38%
Equity	8%	9%	9%	30%	31%	30%
Fixed-Income	8%	10%	11%	12%	14%	15%
Alternative / Private Markets	2%	1%	0%	1%	1%	0%
Multi-Asset	1%	1%	1%	2%	3%	4%
Other	0%	0%	0%	0%	0%	0%
Separate Accounts:
Money Market	20%	20%	19%	3%	3%	3%
Equity	8%	8%	8%	10%	10%	8%
Fixed-Income	5%	6%	4%	2%	2%	2%
Alternative / Private Markets	1%	1%	0%	2%	1%	0%
Multi-Asset	0%	0%	0%	0%	0%	0%
Other	0%	0%	0%	1%	1%	0%
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
Average managed assets increased 23% for 2019 as compared to 2018. Period-end managed assets increased 25% at December 31, 2019 as compared to December 31, 2018 primarily due to an increase in money market and equity assets. Average money market assets increased 27% for 2019 compared to 2018. Period-end money market assets increased 31% at December 31, 2019 as compared to December 31, 2018. Average equity assets increased 15% for 2019 as compared to 2018. Period-end equity assets increased 23% at December 31, 2019 as compared to December 31, 2018 primarily due to market appreciation. Average fixed income assets increased 3% for 2019 as compared to 2018. Period-end fixed-income assets increased 9% at December 31, 2019 as compared to December 31, 2018, primarily due to market appreciation. During 2019, the combination of fading recession fears, easing trade tensions and Federal Reserve easing helped push equity markets to new highs, with the S&P 500 increasing 31.5% on a total return basis for its best year since 2013. Muted inflation pressures and three 0.25% reductions in the Federal Reserve's target funds rate in the second half of the year also helped drive bond yields down over the course of the year, with the 10-year Treasury yield declining from 2.69% at the end of 2018 to 1.92% at the end of 2019. For all of 2019, the Bloomberg Barclays U.S. Aggregate Bond Index returned 8.7%, its best year since 2002.
For an explanation of the changes in managed assets at December 31, 2018 compared to December 31, 2017 and changes in average managed assets for 2018 as compared to 2017, see Federated's Annual Report on Form 10-K for the year ended December 31, 2018, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Asset Highlights.

Results of Operations
For an explanation of changes for 2018 as compared to 2017, see Federated's Annual Report on Form 10-K for the year ended December 31, 2018, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Results of Operations.
Revenue. Revenue increased $191.2 million in 2019 as compared to 2018 primarily due to (1) an increase in money market revenue of $114.6 million primarily due to higher average money market assets and (2) $96.4 million of Hermes activity being included in the Consolidated Financial Statements for two additional quarters in 2019 as compared to 2018 (Hermes Full Year Impact). These increases in revenue were partially offset by decreases of $6.5 million and $5.1 million from lower average equity and multi-asset assets (excluding the Hermes Full Year Impact), respectively.
Federated's ratio of revenue to average managed assets for 2019 was 0.26% as compared to 0.27% for 2018.
Operating Expenses. Total operating expenses for 2019 increased $173.6 million compared to 2018. Compensation and Related expense increased $87.4 million in 2019 as compared to 2018 primarily related to the Hermes Full Year Impact of $61.4 million and an increase in incentive compensation of $15.5 million driven primarily by international efforts and investment management performance. Distribution expense increased $53.1 million in 2019 as compared to 2018 primarily due to higher average money market fund assets. Systems and Communications expense increased $13.1 million in 2019 compared to 2018 primarily related to $8.3 million resulting from the Hermes Full Year Impact and $4.2 million due to increased market data services. The remaining operating expenses for 2019 increased $20.0 million compared to 2018 primarily due to the Hermes Full Year Impact.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net, increased $51.5 million in 2019 as compared to 2018. The increase is primarily due to (1) a $29.0 million loss, recorded in Other, net in 2018, related to two derivative financial instruments associated with the Hermes Acquisition and (2) an increase of $9.1 million of private equity carried interest income on assets managed by a nonconsolidated entity, recorded in Other, net on the Consolidated Statements of Income. In addition, Gain (Loss) on Securities, net increased $9.3 million due primarily to an increase in the market value of investments primarily held by consolidated investment companies.
Income Taxes. The income tax provision for 2019 and 2018 was $88.1 million and $73.9 million, respectively. The provision for 2019 increased $14.2 million as compared to 2018 primarily due to higher income before income taxes as a result of the changes in revenues, operating expenses and nonoperating income (expenses) noted above. The effective tax rate was 24.1% for 2019 and 24.9% for 2018. See Note (16) to the Consolidated Financial Statements for additional information on the effective tax rate, as well as other tax disclosures.
Net Income Attributable to Federated Hermes, Inc. Net income increased $52.0 million in 2019 as compared to 2018 primarily as a result of the changes in revenues, operating expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for 2019 increased $0.51 as compared to 2018 primarily due to increased net income.
Liquidity and Capital Resources
Liquid Assets. At December 31, 2019, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $359.1 million as compared to $222.1 million at December 31, 2018. The change in liquid assets is discussed below.
At December 31, 2019, Federated's liquid assets included investments in certain money market and fluctuating-value Federated Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and certain other countries subject to economic sanctions. Federated's experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (approximately $212 million), that meet the requirement of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated's credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $334.9 million for 2019 as compared to $206.3 million for 2018. The increase of $128.6 million was primarily due to (1) an increase in cash received related to the $191.2 million increase in revenue previously discussed, (2) a decrease of $65.0 million in cash paid for incentive compensation (primarily related to Hermes employees in the third quarter of 2018) and (3) a decrease of $29.0 million in cash paid due to the settlement of two derivative financial instruments associated with the Hermes Acquisition in 2018. These were partially offset by (1) a decrease due to additional cash paid related to the $53.1 million increase in distribution related expenses previously discussed, (2) an increase of $43.1 million in cash paid for net purchases of investments by consolidated Federated

Funds, (3) an increase of $25.9 million in cash paid for compensation (excluding incentive compensation) primarily related to the Hermes Full Year Impact and (4) an increase of $11.0 million in cash paid for taxes primarily due to an increase in pretax book income.
Cash Used by Investing Activities. In 2019, net cash used by investing activities was $94.7 million which primarily represented (1) $103.4 million in cash paid for purchases of investments, (2) $58.0 million in cash paid for indefinite-lived rights to manage fund assets acquired in connection with the acquisition of certain components of the PNC Capital Advisors LLC investment management business and (3) $15.0 million in cash paid for property and equipment, partially offset by $81.1 million in proceeds from the redemption of investments.
Cash Used by Financing Activities. In 2019, net cash used by financing activities was $152.7 million. Of this amount, Federated paid $109.1 million or $1.08 per share in dividends to holders of its common shares, paid $43.8 million in connection with its debt obligations and paid $15.7 million to repurchase shares of Class B common stock primarily in connection with its stock repurchase program (see Note (15) to the Consolidated Financial Statements for additional information). This activity was partially offset by $8.8 million borrowed from Federated's revolving credit facility.
Borrowings. In 2017, Federated entered into an unsecured Third Amended and Restated Credit Agreement by and among Federated, certain of its subsidiaries as guarantors party thereto, a syndicate of ten banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and TD Bank, N.A. as documentation agent (Credit Agreement). The Credit Agreement consists of a $375 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of December 31, 2019, Federated has $275 million available to borrow under the Credit Agreement. See Note (12) to the Consolidated Financial Statements for additional information.
The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the year ended December 31, 2019. An interest coverage ratio of at least 4 to 1 is required and, as of December 31, 2019, Federated's interest coverage ratio was 94 to 1. A leverage ratio of no more than 3 to 1 is required and, as of December 31, 2019, Federated's leverage ratio was 0.2 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.
Dividends. Cash dividends of $109.1 million, $106.9 million and $101.5 million were paid in 2019, 2018 and 2017 respectively, to holders of Federated common stock. All dividends were considered ordinary dividends for tax purposes.
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
On January 30, 2020, the board of directors declared a $0.27 per share dividend. The dividend was payable to shareholders of record as of February 7, 2020, resulting in $27.3 million being paid on February 14, 2020.
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
Goodwill at December 31, 2019 decreased $35.1 million from December 31, 2018 primarily due to the final purchase price adjustment related to the Hermes Acquisition (see Note (3) to the Consolidated Financial Statements).
Intangible Assets, net at December 31, 2019 increased $106.6 million from December 31, 2018 primarily due to $58.0 million of indefinite-lived rights to manage fund assets acquired in connection with the acquisition of certain components of the PNC Capital Advisors LLC investment management business. The remaining difference primarily related to the final purchase price adjustment related to the Hermes Acquisition (see Note (3) to the Consolidated Financial Statements).
The following line items increased as a result of the adoption of the new lease guidance effective January 1, 2019: (1) Right-of-Use Assets, net ($100.5 million), (2) Lease Liabilities ($13.6 million) and (3) Long-Term Lease Liabilities ($107.5 million). In addition, Other Long-Term Liabilities at December 31, 2019 decreased $16.6 million from December 31, 2018 primarily due to the reclassification of certain lease-related liabilities into the right-of-use (ROU) asset in accordance with this adoption. See Note (2) and Note (18) to the Consolidated Financial Statements for additional information.
Accrued Compensation and Benefits at December 31, 2019 increased $23.6 million from December 31, 2018 primarily due to 2019 incentive compensation accruals recorded at December 31, 2019 ($117.3 million), partially offset by the 2018 accrued annual incentive compensation being paid in the first quarter of 2019 ($99.0 million).
Off-Balance Sheet Arrangements
As of December 31, 2019 and 2018, Federated did not have any material off-balance sheet arrangements.
Contractual Obligations
The following table presents, as of December 31, 2019, Federated's significant minimum noncancelable contractual obligations by payment date. The payments represent amounts contractually due to the recipient and do not include any carrying value adjustments. Further discussion of the nature of each obligation is included below the table.

	Payments Due in
in millions	2020	2021-2022	2023-2024	After 2024	Total
Long-Term Debt Obligations	$0.0	$100.0	$0.0	$0.0	$100.0
Operating Lease Obligations	17.9	35.8	36.3	53.1	143.1
Purchase Obligations	31.9	15.4	9.1	8.6	65.0
Other Obligations	2.7	0.5	0.0	0.0	3.2
Total	$52.5	$151.7	$45.4	$61.7	$311.3
Long-Term Debt Obligations. Outstanding principal is to be paid no later than the expiration date of the Credit Agreement. Amount includes principal only. The interest is variable, based on LIBOR plus a 112.5 basis point spread, in accordance with the Credit Agreement. Assuming management's current plan for repayment of the Credit Agreement and LIBOR as of December 31, 2019, Federated's interest payments are estimated to be $2.6 million and $2.3 million for 2020 and 2021-2022, respectively. Any changes in future cash needs can impact the projected repayment schedule. As such, management's repayment plan is subject to change at management's discretion, which may impact the estimated interest payments. See Note (12) to the Consolidated Financial Statements for additional information.
Operating Lease Obligations. See Note (18) to the Consolidated Financial Statements for additional information.
Purchase Obligations. Federated is a party to various contracts pursuant to which it receives certain services, including services for marketing and information technology, access to various fund-related information systems and research databases, trade order transmission and recovery services as well as other services. These contracts contain certain minimum noncancelable payments, cancellation provisions and renewal terms. The contracts require payments through the year 2027. Costs for such services are expensed as incurred.

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
Of the significant accounting policies described in Note (1) to the Consolidated Financial Statements, management believes that its policies regarding accounting for asset acquisitions and business combinations, goodwill and intangible assets and Hermes redeemable noncontrolling interest involves a higher degree of judgment and complexity.
Asset Acquisitions and Business Combinations. Federated performs an analysis to determine whether a transaction meets the definition of a business under U.S. GAAP. When determining whether a set of assets and activities constitute a business, management considers whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, these assets and activities do not meet the definition of a business and the transaction is accounted for as an asset acquisition. If it is not met, management then evaluates whether these assets and activities meet the requirement of a business including, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If these assets and activities do not meet these requirements, the transaction is accounted for as an asset acquisition.
A transaction that does not meet this definition of a business is accounted for as an asset acquisition. Asset acquisitions are accounted for using a cost accumulation and allocation method where the cost of the transaction is allocated on a relative fair value basis to the qualifying assets acquired and liabilities assumed on the acquisition date. The cost of the transaction includes both the consideration transferred to the seller and any direct transaction costs incurred. The primary asset acquired in previous asset acquisitions has been the rights to manage fund assets. The rights to manage fund assets is an intangible asset valued using the excess earnings method, under the income approach, which estimates fair value by quantifying the amount of discounted cash flows generated by the asset. No goodwill is recognized in an asset acquisition.
A transaction that meets this definition of a business is accounted for as a business combination under the acquisition method of accounting. The consideration transferred to the seller in a business combination is measured at fair value and calculated as the sum of the acquisition date fair values of the assets transferred by Federated, the liabilities incurred by Federated to the acquirer and any equity interests issued by Federated. Direct transaction costs are expensed as incurred in a business combination. Results of operations of an acquired business are included in Federated's results from the date of acquisition.
Rights to manage fund assets and trade names acquired in a business combination are recorded at fair value. The fair value of the rights to manage fund assets is determined using the excess earnings method, under the income approach. The fair value of the trade name is determined using the relief from royalty method, under the income approach. Each method considers various factors to project future cash flows expected to be generated from the asset. After the fair values of all separately identifiable assets and liabilities have been estimated, goodwill is recorded to the extent that the consideration paid exceeds the sum of the fair values of the separately identifiable acquired assets, net of assumed liabilities.
For both asset acquisitions and business combinations, the significant assumptions used in the valuation of the intangible assets acquired typically include: (1) the asset's estimated useful life; (2) projected AUM; (3) projected revenue growth rates; (4) projected pre-tax profit margins; (5) tax rates; (6) discount rates and (7) in the case of a trade name valuation, a royalty rate. Federated has determined that certain acquired assets, primarily certain rights to manage fund assets and trade names, have indefinite useful lives. In reaching this conclusion, management considered the acquired assets' legal, regulatory and agreed-upon provisions, the highest and best use of the asset, the level of cost and effort required in agreed-upon renewals, and the effects of obsolescence, demand, competition and other economic factors that could impact the assets' fair value. Management estimates a rate of change for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset and incremental operating expenses of the acquired asset are generally based on agreed-upon terms, average market participant data and historical experience. The assumptions for tax rates are based on current and projected rates. The discount rates are estimated at the current market rate of return. The royalty rate is estimated after consideration of comparable third-party royalty rate licensing agreements, pre-tax profit margins and the age and importance of the trade name. Given the complexity and judgment involved in accounting for asset acquisitions and business combinations, management may utilize the services of an independent valuation expert to assist in this process.
Goodwill and Intangible Assets. The process of determining the amount of goodwill and the fair value of identifiable intangible assets at the date of acquisition requires significant management estimates and judgment. If subsequent changes in these assumptions differ significantly from those used in the initial valuation, the goodwill and/or intangible asset amounts recorded in the financial statements could be subject to possible impairment. In addition, finite-lived intangible assets could require an acceleration in amortization expense. These adjustments could have a material adverse effect on Federated's business, results of operations and financial condition.
Goodwill is reviewed for impairment annually as of June 30, or when indicators of a potential impairment exist. Federated has a single reporting unit, consistent with Federated's single operating segment, to which all goodwill has been assigned. Federated first performs a qualitative analysis and considers various factors including macroeconomic and entity-specific considerations, industry and market conditions, and overall financial performance. A quantitative impairment test is performed if there are indications that it is more likely than not that the fair value of the reporting unit is less than its carrying value. At December 31, 2019, Federated had $774.5 million in goodwill recorded on its Consolidated Balance Sheets. No impairments were recorded during the years ended December 31, 2019, 2018 or 2017.
Indefinite-lived intangible assets are reviewed for impairment at the accounting unit level annually as of October 1, or when indicators of a potential impairment exist. Management may use a qualitative or quantitative approach which requires the weighting of positive and negative evidence collected through the consideration of various factors to determine whether it is more likely than not that an indefinite-lived intangible asset or asset group is impaired. In 2019, management used a quantitative approach. Management considers macroeconomic and entity-specific factors, including projected AUM, projected revenue growth rates, projected pre-tax profit margins, tax rates, discount rates and, in the case of a trade name valuation, a royalty rate. In addition, management reconsiders on a quarterly basis whether events or circumstances indicate that a change in the useful life may have occurred. Indicators of a possible change in useful life monitored by management generally include changes in the expected use of the asset, a significant decline in the level of managed assets, changes to legal, regulatory or contractual provisions of the rights to manage fund assets, the effects of obsolescence, demand, competition and other economic factors that could impact the funds' projected performance and existence, and significant reductions in underlying operating cash flows.
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
At December 31, 2019, Federated had $446.2 million in intangible assets recorded on its Consolidated Balance Sheets. No impairments were recorded during the years ended December 31, 2019, 2018 or 2017.
Hermes Redeemable Noncontrolling Interest. The Hermes noncontrolling interest represents equity which is subject to the terms of a Put and Call Option Deed, redeemable at the option of either the noncontrolling party or Federated at future predetermined dates and, therefore, not entirely within Federated's control. The subsidiary's net income or loss and related dividends are allocated to Federated and the noncontrolling interest holder based on their relative ownership percentages.
The Hermes noncontrolling interest carrying value is adjusted on a quarterly basis to the higher of the carrying value or current redemption value (fair value), as of the balance sheet date, through a corresponding adjustment to retained earnings. Management may use an independent valuation expert to assist in estimating the current redemption value (fair value) using three methodologies: (1) the discounted cash flow methodology under the income approach, (2) the guideline public company methodology under the market approach and (3) the guideline public transaction methodology under the market approach. The estimated current redemption value is derived from equally weighting the result of each of the three methodologies. The estimation of the current redemption value includes significant assumptions concerning: (1) projected AUM; (2) projected revenue growth rates; (3) projected pre-tax profit margins; (4) tax rates and (5) discount rates. Management estimates a rate of change for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset and incremental operating expenses of the acquired asset are generally based on agreed-upon terms, average market participant data and historical experience. The assumptions for tax rates are based on current and projected rates. The discount rate is estimated at the current market rate of return. At December 31, 2019, Federated had $192.2 million in Redeemable Noncontrolling Interest in Subsidiaries related to Hermes recorded on its Consolidated Balance Sheets.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of its business, Federated is exposed to fluctuations in the securities markets and general economy. As an investment manager, Federated's business requires that it continuously identify, assess, monitor and manage market and other risks including those risks affecting its own investment portfolio. Federated invests in Federated Funds for the primary purpose of generating returns from capital appreciation, investment income, or both, or in the case of newly launched Federated Funds or new Separate Account strategies, to provide the product or strategy with investable cash to establish a performance history. These investments expose Federated to various market risks. A single investment can expose Federated to multiple risks arising from changes in interest rates, credit ratings, equity prices and foreign currency exchange rates. Federated manages its exposure to market risk by diversifying its investments among different asset classes and by altering its investment holdings from time to time in response to changes in market risks and other factors. In addition, in certain cases, Federated enters into derivative instruments for purposes of hedging certain market risks.
Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility, while credit risk is the risk that an issuer of debt securities may default on its obligations. At December 31, 2019, Federated was exposed to interest-rate risk as a result of investments in debt securities held by certain consolidated investment companies and strategies ($27.6 million) and holding investments in fixed-income Federated Funds ($5.8 million). At December 31, 2019, management considered a hypothetical 200-basis-point fluctuation in interest rates. Management determined that the impact of such a fluctuation on these investments would not have a material effect on Federated's financial condition or results of operations. At December 31, 2019, these investments and additional investments in money market accounts ($211.6 million) exposed Federated to credit risk. At December 31, 2019, management considered a hypothetical 200-basis-point fluctuation in credit spreads. Management determined that the impact of such a fluctuation on these investments would not have a material effect on Federated's financial condition or results of operations.
Federated was also exposed to interest-rate risk in connection with the Credit Agreement. The Credit Agreement bears interest based on LIBOR plus a 112.5 basis point spread. At December 31, 2019, the balance of the Credit Agreement was $100.0 million. Management considered a hypothetical 200-basis-point fluctuation in LIBOR interest rates. Management determined that the impact of such a fluctuation would not have a material effect on Federated's financial condition or results of operations. The Credit Agreement exposed Federated to credit risk at December 31, 2019. If Federated's credit rating were to be downgraded, Federated would be subject to an increase in both the interest rate spread and commitment fee, in accordance with the Credit Agreement. Management determined that the impact of such a downgrade would not have a material effect on Federated's financial condition or results of operations.
Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss. Federated was exposed to price risk as a result of its $42.8 million investment in equity Federated Funds and Separate Accounts at December 31, 2019. Federated's investment in these products and strategies represents its maximum exposure to loss. At December 31, 2019, management considered a hypothetical 20% fluctuation in fair value and determined that the impact of such a fluctuation on these investments would not have a material effect on Federated's financial condition or results of operations.
Foreign exchange risk is the risk that an investment's value will change due to changes in currency exchange rates. As of December 31, 2019, Federated was exposed to foreign exchange risk as a result of its investments in Federated Funds holding non-U.S. dollar securities as well as non-U.S. dollar operating cash accounts and receivables held by certain foreign operating subsidiaries of Federated ($41.6 million). Of these investments and cash accounts held at December 31, 2019, management considered a hypothetical 20% fluctuation in all applicable currency exchange rates and determined that the impact of such a fluctuation on these investments and cash accounts would not have a material effect on Federated's financial condition or results of operations.
Federated also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency risk when translated into U.S. dollars upon consolidation. During 2019, a British Pound Sterling-denominated, majority-owned subsidiary of Federated entered into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar (combined notional amount of £53.0 million). This subsidiary is exposed to foreign currency exchange risk as a result of a portion of its revenue being earned in U.S. Dollars. Management considered a hypothetical 20% fluctuation in the currency exchange rate and determined that the impact of such a fluctuation would not have a material effect on Federated's financial condition or results of operations.
In addition to market risks attributable to Federated's investments, nearly all of Federated's revenue is calculated based on AUM. Accordingly, changes in the market value of managed assets have a direct impact on Federated's revenue. Declines in the fair values of these assets as a result of changes in the market or other conditions will negatively impact revenue and net income. Assuming the ratio of revenue from managed assets to average AUM for 2019 remained unchanged, a 20% decline in the average AUM for either period would result in a corresponding 20% decline in revenue. Certain expenses, including distribution and compensation and related expenses, may not vary in proportion with changes in the market value of managed assets. As such, the impact on net income from a decline in the market values of managed assets may be greater or less than the percentage decline in the market value of managed assets. For further discussion of managed assets and factors that impact Federated's revenue, see Item 1A - Risk Factors and sections included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions General and Asset Highlights.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Federated Hermes, Inc.'s (including its consolidated subsidiaries, Federated) management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements in this annual report. These consolidated financial statements and notes have been prepared in conformity with U.S. generally accepted accounting principles from accounting records which management believes fairly and accurately reflect Federated's operations and financial position. The consolidated financial statements include amounts based on management's best estimates and judgments considering currently available information and management's view of current conditions and circumstances.
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
Management assessed the effectiveness of Federated's internal control over financial reporting as of December 31, 2019, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2019, Federated's internal controls over financial reporting were effective. Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this annual report and has audited the effectiveness of the internal control over financial reporting.

Federated Hermes, Inc.

/s/ J. Christopher Donahue	/s/ Thomas R. Donahue
J. Christopher Donahue	Thomas R. Donahue
President and Chief Executive Officer	Chief Financial Officer

February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Federated Hermes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Federated Hermes, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Indefinite-Lived Intangible Assets
Description of the Matter
At December 31, 2019, the Company had $387.2 million in indefinite-lived intangible assets, excluding goodwill, consisting of $335.2 million of rights to manage fund assets and $52.0 million of trade names. As described in Note 1(j) to the consolidated financial statements, indefinite-lived intangible assets are tested at the accounting unit level for impairment annually, or when indicators of a potential impairment exist, to determine whether it is more likely than not that the accounting unit is impaired. In addition, management reconsiders on a quarterly basis whether events or circumstances indicate that a change in the useful life may have occurred. If the Company's carrying value of its accounting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying value over the fair value.

Auditing the Company's annual impairment test of the indefinite-lived intangible assets, which included the reconsideration of the estimated useful lives, was complex and judgmental due to the significant estimation uncertainty in determining the fair value of the indefinite-lived intangible assets. The significant assumptions used to estimate the fair value of the indefinite-lived intangible assets included discount rates and certain assumptions that form the basis of the forecasted results, such as projected revenue growth rates, projected pre-tax profit margins and additionally, in the case of the trade name, the royalty rate. These significant assumptions are forward-looking and could be materially affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's impairment testing process for indefinite-lived intangible assets, including controls over management's review of the estimated useful lives and the significant assumptions described above.

Our audit procedures to test the estimated fair value of the Company's indefinite-lived intangible assets included, among others, involving our valuation specialists to assist in assessing the fair value methodologies utilized, evaluating management's significant assumptions described above, and testing the completeness and accuracy of the underlying data. For example, we compared significant assumptions to current industry, market and economic trends, historical results and other relevant factors. We also assessed other factors, such as changes to legal, regulatory or contractual provisions impacting the useful lives of the indefinite-lived intangible assets. Additionally, for each accounting unit of indefinite-lived intangible assets, we involved our valuation specialists to assist in evaluating the discount rates, which included comparison of the selected discount rate to the Company's weighted average cost of capital and the risk associated with the projected cash flows, and the royalty rate, which included assessing comparable royalty rates and determining the reasonableness of the selected rate. We assessed the accuracy of the Company's historical projected cash flows and performed sensitivity analyses of certain significant assumptions described above to evaluate the changes in the fair value of the indefinite-lived intangible assets that would result from changes in the significant assumptions. In addition, we assessed the adequacy of the disclosures in the consolidated financial statements.

Accounting for the Asset Acquisition
Description of the Matter
On November 18, 2019, the Company completed the acquisition of certain components of the PNC Capital Advisors LLC investment management business for a total acquisition cost of $58.0 million. As described in Note 10(a) to the consolidated financial statements, the transaction was accounted for as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, which consisted of the rights to manage fund assets.

Auditing the Company's accounting for the asset acquisition was complex due to the significant judgment involved in determining whether the transaction should be accounted for as an asset acquisition or a business combination, and determining the useful life and the fair value of the acquired rights to manage fund assets. Evaluating whether a set of acquired assets and activities constitutes an asset acquisition required judgment to determine whether substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, while the determination of the useful life of the acquired rights to manage fund assets was judgmental due to considerations over the legal, regulatory or contractual provisions of the rights. There was significant estimation uncertainty in determining the fair value of the rights to manage fund assets primarily due to the sensitivity of the estimated fair value to the significant assumptions used in the excess earnings method, under the income approach, which included the discount rate and certain assumptions that form the basis of the forecasted results, such as projected revenue growth rates and projected pre-tax profit margins. These significant assumptions are forward-looking and could be materially affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's accounting over the asset acquisition process, including controls over management's review of the useful life of the acquired rights and the significant assumptions described above.

Our audit procedures to evaluate whether the transaction should be accounted for as an asset acquisition or a business combination involved, among others, assessing whether the Company's acquired rights to manage fund assets represented substantially all of the fair value of the gross assets acquired. Our audit procedures to test the estimated fair value of the Company's acquired rights to manage fund assets included, among others, involving our valuation specialists to assist in assessing the fair value methodology utilized, evaluating management's significant assumptions described above, and testing the completeness and accuracy of the underlying data. Specifically, we compared the significant assumptions to current and historical industry, market and economic trends. We also evaluated the reasonableness of management's assessment of the useful life of the acquired rights with respect to the factors described above. Additionally, we involved our valuation specialists to assist in evaluating the discount rate, which included comparison to the Company's weighted average cost of capital and the risk associated with the projected cash flows. We performed sensitivity analyses of certain significant assumptions described above to evaluate the changes in the fair value of the acquired rights to manage fund assets that would result from changes in the significant assumptions. In addition, we assessed the adequacy of the disclosures in the consolidated financial statements.

Valuation of Hermes Redeemable Noncontrolling Interest
Description of the Matter
At December 31, 2019, the redeemable noncontrolling interest in Hermes Fund Managers Limited (Hermes), a nonpublic company, was $192.2 million. As further described in Note 1(p) and Note 3 to the consolidated financial statements, the redeemable noncontrolling interest in Hermes represents temporary equity which is subject to put and call options that are exercisable by the respective parties at future predetermined dates, subject to certain contingencies, at the then-current fair value. As further described in Note 1(p) to the consolidated financial statements, the carrying value of the redeemable noncontrolling interest in Hermes is adjusted on a quarterly basis to the higher of the current book value or current redemption value (fair value). The Company estimates the current redemption value through equally weighting the results of the discounted cash flow fair value methodology under the income approach, the guideline public company methodology under the market approach and the guideline public transaction methodology under the market approach.

Auditing the Company's measurement of the current redemption value of the redeemable noncontrolling interest in Hermes was complex and judgmental because the inputs to the discounted cash flow fair value calculation involved subjective assumptions with significant estimation uncertainty. The significant estimation uncertainty was primarily due to the sensitivity of the current redemption value to the discount rate and certain other underlying significant assumptions about future performance used in the discounted cash flow fair value method, such as projected revenue growth rates and projected pre-tax profit margins. These significant assumptions are forward-looking and could be materially affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's measurement of the current redemption value of the redeemable noncontrolling interest in Hermes, including controls over management's review of the significant assumptions described above.

To test the current redemption value of the redeemable noncontrolling interest in Hermes, our audit procedures included, among others, involving our valuation specialists to assist in assessing the use of the discounted cash flow methodology in the Company's fair value measurement, evaluating management's significant assumptions described above and testing the completeness and accuracy of the underlying data. For example, we evaluated the reasonableness of the projected revenue growth rates and the projected pre-tax profit margins by comparing these significant assumptions to current industry, market and economic trends, to the historical results of Hermes and to other relevant factors. We also assessed the historical accuracy of the Company's projected cash flows. Additionally, we involved our valuation specialists to assist in evaluating the discount rate, which included comparison of the selected discount rate to the entity's weighted average cost of capital and the risk associated with the projected cash flows. We also performed sensitivity analyses of certain significant assumptions described above to evaluate the changes in the fair value of the redeemable noncontrolling interest in Hermes that would result from changes in the significant assumptions. In addition, we assessed the adequacy of the disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1996.
Pittsburgh, Pennsylvania
February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Federated Hermes, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Federated Hermes, Inc.'s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Federated Hermes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 21, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 21, 2020

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

December 31,	2019	2018
ASSETS
Current Assets
Cash and Cash Equivalents	$249,174	$156,832
Investments—Consolidated Investment Companies	64,526	22,798
Investments—Affiliates and Other	26,935	10,860
Receivables, net of reserve of $14 and $50, respectively	64,492	60,094
Receivables—Affiliates	37,589	34,985
Prepaid Expenses	16,748	16,513
Other Current Assets	1,820	2,019
Total Current Assets	461,284	304,101
Long-Term Assets
Goodwill	774,534	809,608
Intangible Assets, net	446,228	339,639
Property and Equipment, net	51,725	53,229
Right-of-Use Assets, net	100,514	0
Other Long-Term Assets	45,846	37,106
Total Long-Term Assets	1,418,847	1,239,582
Total Assets	$1,880,131	$1,543,683
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$69,014	$56,110
Accrued Compensation and Benefits	137,445	113,865
Lease Liabilities	13,575	0
Other Current Liabilities	10,679	11,205
Total Current Liabilities	230,713	181,180
Long-Term Liabilities
Long-Term Debt	100,000	135,000
Long-Term Deferred Tax Liability, net	165,382	148,164
Long-Term Lease Liabilities	107,543	0
Other Long-Term Liabilities	23,127	39,705
Total Long-Term Liabilities	396,052	322,869
Total Liabilities	626,765	504,049
Commitments and Contingencies (Note (21))
TEMPORARY EQUITY
Redeemable Noncontrolling Interest in Subsidiaries	212,086	182,513
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders' Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 109,505,456 Shares Issued	392,021	367,063
Retained Earnings	930,351	791,823
Treasury Stock, at Cost, 8,375,077 and 8,702,074 Shares Class B Common Stock, respectively	(281,032)	(287,337)
Accumulated Other Comprehensive Income (Loss), net of tax	(249)	(14,617)
Total Permanent Equity	1,041,280	857,121
Total Liabilities, Temporary Equity and Permanent Equity	$1,880,131	$1,543,683
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

Years Ended December 31,	2019	2018	2017
Revenue
Investment Advisory Fees, net—Affiliates	$685,849	$585,832	$591,112
Investment Advisory Fees, net—Other	221,756	187,586	140,558
Administrative Service Fees, net—Affiliates	245,887	199,269	188,814
Other Service Fees, net—Affiliates	161,421	156,935	176,397
Other Service Fees, net—Other	11,981	6,055	6,043
Total Revenue	1,326,894	1,135,677	1,102,924
Operating Expenses
Compensation and Related	442,147	354,765	289,215
Distribution	340,663	287,580	342,779
Systems and Communications	52,988	39,925	31,971
Office and Occupancy	44,926	34,622	29,258
Professional Service Fees	43,714	42,903	29,064
Advertising and Promotional	17,774	16,141	11,166
Travel and Related	16,645	15,594	12,646
Other	20,110	13,867	15,317
Total Operating Expenses	978,967	805,397	761,416
Operating Income	347,927	330,280	341,508
Nonoperating Income (Expenses)
Investment Income, net	4,450	5,985	7,236
Gain (Loss) on Securities, net	4,966	(4,357)	8,072
Debt Expense	(5,037)	(5,885)	(4,772)
Other, net	12,965	(29,849)	(42)
Total Nonoperating Income (Expenses), net	17,344	(34,106)	10,494
Income Before Income Taxes	365,271	296,174	352,002
Income Tax Provision	88,146	73,875	57,101
Net Income Including the Noncontrolling Interests in Subsidiaries	277,125	222,299	294,901
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	4,786	2,002	3,560
Net Income	$272,339	$220,297	$291,341
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic and Diluted	$2.69	$2.18	$2.87
Cash Dividends Per Share	$1.08	$1.06	$1.00
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

Years Ended December 31,	2019	2018	2017
Net Income Including the Noncontrolling Interests in Subsidiaries	$277,125	$222,299	$294,901

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	14,368	(13,607)	612
Reclassification Adjustment Related to Foreign Currency Items	0	(191)	0
Unrealized Gain (Loss) on Equity Securities	0	0	1,642
Reclassification Adjustment Related to Equity Securities	0	(29)	(2,521)
Temporary Equity
Foreign Currency Translation Gain (Loss)	6,907	(6,009)	0
Other Comprehensive Income (Loss), net of tax	21,275	(19,836)	(267)
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	298,400	202,463	294,634
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interest in Subsidiaries	11,693	(4,007)	3,084
Less: Comprehensive Income (Loss) Attributable to Nonredeemable Noncontrolling Interest in Subsidiary	0	0	476
Comprehensive Income Attributable to Federated Hermes, Inc.	$286,707	$206,470	$291,074
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Shares
	Class A	Class B	Treasury
Balance at January 1, 2017	9,000	101,989,683	7,515,773
Net Income	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	952,570	(952,570)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0
Purchase of Treasury Stock	0	(1,841,800)	1,841,800
Balance at December 31, 2017	9,000	101,100,453	8,405,003
Adoption of New Accounting Pronouncements	0	0	0
Net Income	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	908,719	(908,719)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0
Business Acquisition	0	0	0
Purchase of Treasury Stock	0	(1,205,790)	1,205,790
Balance at December 31, 2018	9,000	100,803,382	8,702,074
Net Income	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	941,074	(941,074)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0
Business Acquisition	0	0	0
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	0
Purchase of Treasury Stock	0	(614,077)	614,077
Balance at December 31, 2019	9,000	101,130,379	8,375,077
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Federated Hermes, Inc. Shareholders' Equity
Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity	Nonredeemable Noncontrolling Interest in Subsidiary	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
$320,982	$529,749	$(255,382)	$(523)	$594,826	$958	$595,784	$31,362
0	291,341	0	0	291,341	476	291,817	3,084
0	0	0	(267)	(267)	0	(267)	0
0	0	0	0	0	0	0	4,687
0	0	0	0	0	0	0	(67)
22,396	(22,308)	23,607	0	23,695	0	23,695	0
0	(101,423)	0	0	(101,423)	0	(101,423)	0
0	0	0	0	0	(1,434)	(1,434)	(8,903)
0	0	(46,957)	0	(46,957)	0	(46,957)	0
343,378	697,359	(278,732)	(790)	761,215	0	761,215	30,163
0	125	0	(254)	(129)	0	(129)	0
0	220,297	0	0	220,297	0	220,297	2,002
0	0	0	(13,573)	(13,573)	0	(13,573)	(6,009)
0	0	0	0	0	0	0	2,801
0	0	0	0	0	0	0	(1,751)
23,874	(19,051)	20,495	0	25,318	0	25,318	4,239
0	(106,907)	0	0	(106,907)	0	(106,907)	0
0	0	0	0	0	0	0	(18,492)
0	0	0	0	0	0	0	169,560
0	0	(29,100)	0	(29,100)	0	(29,100)	0
367,252	791,823	(287,337)	(14,617)	857,121	0	857,121	182,513
0	272,339	0	0	272,339	0	272,339	4,786
0	0	0	14,368	14,368	0	14,368	6,907
0	0	0	0	0	0	0	9,356
0	0	0	0	0	0	0	454
24,958	(20,614)	22,045	0	26,389	0	26,389	7,888
0	(109,049)	0	0	(109,049)	0	(109,049)	0
0	0	0	0	0	0	0	(3,580)
0	0	0	0	0	0	0	(386)
0	(4,148)	0	0	(4,148)	0	(4,148)	4,148
0	0	(15,740)	0	(15,740)	0	(15,740)	0
$392,210	$930,351	$(281,032)	$(249)	$1,041,280	$0	$1,041,280	$212,086

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

Years Ended December 31,	2019	2018	2017
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$277,125	$222,299	$294,901
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of Deferred Sales Commissions	2,077	2,967	8,025
Depreciation and Other Amortization	25,922	17,087	10,637
Share-Based Compensation Expense	25,057	23,893	22,508
Subsidiary Share-Based Compensation Expense	7,888	4,239	0
(Gain) Loss on Disposal of Assets	(1,085)	298	(7,193)
Provision (Benefit) for Deferred Income Taxes	7,452	12,257	(59,272)
Net Unrealized (Gain) Loss on Investments	(6,915)	4,322	(889)
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(26,434)	16,696	133,992
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	(7,250)	(9,907)	(6,129)
(Increase) Decrease in Prepaid Expenses and Other Assets	7,411	(210)	(115)
Increase (Decrease) in Accounts Payable and Accrued Expenses	30,912	(96,231)	(13,875)
Increase (Decrease) in Other Liabilities	(7,220)	8,572	4,785
Net Cash Provided (Used) by Operating Activities	334,940	206,282	387,375
Investing Activities
Purchases of Investments—Affiliates and Other	(103,445)	(7,267)	(5,779)
Cash Paid for Business Acquisitions, net of Cash Acquired	785	(168,430)	(4,352)
Cash Paid for Asset Acquisitions	(58,046)	(1,962)	0
Proceeds from Redemptions of Investments—Affiliates and Other	81,068	20,283	20,930
Cash Paid for Property and Equipment	(15,045)	(17,274)	(9,799)
Other Investing Activities	0	211	0
Net Cash Provided (Used) by Investing Activities	(94,683)	(174,439)	1,000
Financing Activities
Dividends Paid	(109,147)	(106,943)	(101,511)
Purchases of Treasury Stock	(15,740)	(29,247)	(48,642)
Distributions to Noncontrolling Interests in Subsidiaries	(3,580)	(18,492)	(10,337)
Contributions from Noncontrolling Interests in Subsidiaries	9,356	2,801	4,687
Proceeds from Shareholders for Share-Based Compensation	1,431	1,444	1,299
Proceeds from New Borrowings	8,800	87,650	0
Payments on Debt	(43,800)	(122,650)	(21,250)
Other Financing Activities	0	(678)	(1,167)
Net Cash Provided (Used) by Financing Activities	(152,680)	(186,115)	(176,921)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	4,508	(5,111)	0
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	92,085	(159,383)	211,454
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	157,426	316,809	105,355
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	249,511	157,426	316,809
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	337	594	545
Cash and Cash Equivalents	$249,174	$156,832	$316,264
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$72,612	$61,573	$118,412
Interest	$4,606	$5,320	$4,109
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2019, 2018 and 2017)

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
The majority of Federated's revenue is derived from investment advisory services provided to the Federated Funds and Separate Accounts through various subsidiaries pursuant to investment advisory contracts. These advisory subsidiaries are registered as investment advisors under the Advisers Act or operate in similar capacities under applicable jurisdictional law.
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
(d) Revenue Recognition
All of Federated's revenue is earned from contracts with customers, which are generally terminable upon no more than 60 days' notice. Revenue is measured as the consideration to which Federated expects to be entitled in exchange for providing its services. This amount may be reduced by Fee Waivers. See Note (6) for information about current period Fee Waivers.
Revenue from providing investment advisory, administrative and the majority of other services is recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to customers. For these revenue streams, control is transferred over time as the customer simultaneously consumes the benefit of the service as it is provided. Federated utilizes a time-based measure of progress for which each day is a distinct service period over the life of the contract. Investment advisory, administrative and certain other service fees are generally calculated as a percentage of average net assets of the investment portfolios managed by Federated. Based on the nature of the calculation, the revenue for these services is accounted for as variable consideration, and is subject to factors outside of Federated's control, including investor activity and market volatility, and is recognized as these uncertainties are resolved. Certain other service fees are earned on fixed-rate contracts which are recorded over the life of the contract as services are performed. See Note (4) for information about expected future revenue.
For the distribution performance obligation, control is transferred to the customer at a point in time upon investor subscription and/or redemption. Based on the nature of the calculation, the revenue for these services is accounted for as variable consideration, and is subject to factors outside of Federated's control, including investor activity and preferences and market volatility, and is recognized as these uncertainties are resolved. For certain revenue, primarily related to distribution and performance fees, Federated may recognize revenue in the current period that pertains to performance obligations satisfied in prior periods, as it represents variable consideration and is recognized as uncertainties are resolved.
The fair value of the investment portfolios managed by Federated is primarily determined using quoted market prices, independent third-party pricing services and broker/dealer price quotes or the NAV Practical Expedient. In limited circumstances, a quotation or price determination is not readily available from an independent pricing source. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the Federated Funds. For the periods presented, an immaterial amount of AUM was priced in this manner. For Separate Accounts that are not registered investment companies under the 1940 Act, the fair value of portfolio investments is primarily determined as specified in applicable customer agreements, including in agreements between the customer and the customer's third-party custodian. For Separate Accounts that are registered investment companies under the 1940 Act (e.g., sub-advised mutual funds), the fair value of portfolio investments is determined based on a prescribed valuation process approved by the board of directors/trustees of the sub-advised fund.
Federated has contractual arrangements with third parties to provide certain fund-related services. Management considers whether Federated is acting as the principal service provider or as an agent to determine whether its revenue should be recorded based on the gross amount received from the funds or net of Federated's payments to third-party service providers. Federated is considered a principal service provider if it controls the service that is transferred to the customer. Alternatively, it would be considered an agent when it does not control the service, but rather arranges for the service to be provided by another party. Generally, the less the customer is directly involved with or participates in making decisions regarding the ultimate third-party service provider, the more supportive the facts are that Federated is acting as the principal in these transactions and should therefore report revenues on a gross basis. All of Federated's revenue is recorded gross of payments made to third parties.
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
(e) Principles of Consolidation
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

The fair value of Federated's investments is generally based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is generally based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. In the absence of observable market data inputs and/or value drivers, internally generated valuation techniques may be utilized in which one or more significant inputs or significant value drivers are unobservable in the market place. See Note (8) for additional information regarding the fair value of investments held as of December 31, 2019 and 2018.
(h) Derivatives and Hedging Instruments
From time to time, Federated may consolidate an investment product that holds freestanding derivative financial instruments for trading purposes. Federated reports such derivative instruments at fair value and records the changes in fair value in Gain (Loss) on Securities, net on the Consolidated Statements of Income.
From time to time, Federated may also enter into derivative financial instruments to hedge against the risk of movement in foreign exchange rates. Federated records all derivative financial instruments as either assets or liabilities on its Consolidated Balance Sheets and measures these instruments at fair value. Federated has not designated any derivative financial instrument as a hedging instrument for accounting purposes. In 2019, the gain or loss on these derivative instruments is recognized in Operating Expenses – Other on the Consolidated Statements of Income.
(i) Asset Acquisitions and Business Combinations
Federated performs an analysis to determine whether a transaction should be accounted for as an asset acquisition or a business combination.
A transaction that does not meet the definition of a business under U.S. GAAP is accounted for as an asset acquisition. Asset acquisitions are accounted for using a cost accumulation and allocation method where the cost of the transaction is allocated on a relative fair value basis to the qualifying assets acquired and liabilities assumed on the acquisition date. The cost of the transaction includes both the consideration transferred to the seller and any direct transaction costs incurred. The primary asset acquired in previous asset acquisitions has been the rights to manage fund assets. The rights to manage fund assets is an intangible asset valued using the excess earnings method, under the income approach, which estimates fair value by quantifying the amount of discounted cash flows generated by the asset. No goodwill is recognized in an asset acquisition.
A transaction that meets the definition of a business is accounted for as a business combination under the acquisition method of accounting. The consideration transferred to the seller in a business combination is measured at fair value and calculated as the sum of the acquisition date fair values of the assets transferred by Federated, the liabilities incurred by Federated to the acquirer and any equity interests issued by Federated. Direct transaction costs are expensed as incurred in a business combination. Results of operations of an acquired business are included in Federated's results from the date of acquisition.
Rights to manage fund assets and trade names acquired in a business combination are recorded at fair value. The fair value of the rights to manage fund assets is determined using the excess earnings method, under the income approach. The fair value of the trade names is determined using the relief from royalty method, under the income approach. Each method considers various factors to project future cash flows expected to be generated from the asset. After the fair values of all separately identifiable assets and liabilities have been estimated, goodwill is recorded to the extent that the consideration paid exceeds the sum of the fair values of the separately identifiable acquired assets, net of assumed liabilities.
For both asset acquisitions and business combinations, the significant assumptions used in the valuation of the intangible assets acquired typically include: (1) the asset's estimated useful life; (2) projected AUM; (3) projected revenue growth rates; (4) projected pre-tax profit margins; (5) tax rates; (6) discount rates and (7) in the case of a trade name valuation, a royalty rate.
(j) Goodwill and Intangible Assets
Intangible assets consist primarily of rights to manage fund assets and trade names acquired in connection with various asset acquisitions and business combinations. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Certain portions of goodwill and intangible assets are denominated in foreign currency and, as such, include the effects of foreign currency fluctuations.
Federated tests goodwill for impairment at least annually or when indicators of potential impairment exist. Goodwill is evaluated at the reporting unit level. Federated has determined that it has a single reporting unit consistent with its single operating segment based on the management of Federated's operations as a single business: investment management. Federated uses a qualitative approach to test for potential impairment of goodwill. If, after considering various factors, management determines that it is more likely than not that goodwill is impaired, a quantitative goodwill impairment test is performed which compares the fair value of its reporting unit, including consideration of Federated's market capitalization, with its carrying amount. If the carrying amount of its reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit.
Federated has determined that certain acquired assets, primarily certain rights to manage fund assets and trade names, have indefinite useful lives. In reaching this conclusion, management considered the acquired assets' legal, regulatory and agreed-upon provisions, the highest and best use of the asset, the level of cost and effort required in agreed-upon renewals, and the effects of obsolescence, demand, competition and other economic factors that could impact the assets' fair value. The fair value of the rights to manage fund assets is determined using the excess earnings method, under the income approach. The fair value of the trade name is determined using the relief from royalty method, under the income approach. Federated has aggregated multiple indefinite-lived assets into three units of accounting for purposes of indefinite-lived intangible impairment testing. The determination to group indefinite-lived intangible assets into three units of accounting is not a one-time evaluation. Rather, it is subject to reconsideration and may change depending on the facts and circumstances. On a quarterly basis, indefinite-lived intangible assets are reviewed for potential changes in useful life. In addition, an annual impairment test is performed at the accounting unit level, or when indicators of a potential impairment exist. Management may use a qualitative or quantitative approach which requires the weighting of positive and negative evidence collected through the consideration of various factors to determine whether it is more likely than not that an indefinite-lived intangible asset or asset group is impaired. In 2019, management used a quantitative approach. Management considers macroeconomic and entity-specific factors, including the asset's estimated useful life, projected AUM, projected revenue growth rates, projected pre-tax profit margins, tax rates, discount rates and, in the case of a trade name valuation, a royalty rate. If Federated's carrying amount of its accounting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying value over the fair value.
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
(l) Costs of Computer Software Developed or Obtained for Internal Use
Certain internal and external costs incurred in connection with developing or obtaining software for internal use, including software licenses in a cloud computing arrangement, are capitalized in accordance with the applicable accounting guidance relating to Intangibles - Goodwill and Other - Internal-Use Software. These capitalized costs are included in Property and Equipment, net on the Consolidated Balance Sheets and are amortized using the straight-line method over the estimated useful life of the software, typically four years, or over the term of the software license. These assets are subject to the impairment test used for property and equipment described above.
(m) Leases
Prior to the adoption of the new lease guidance effective January 1, 2019, Federated classified leases as either capital or operating. All leases for the periods presented prior to January 1, 2019 were classified as operating leases. Rent expense under noncancelable operating leases with scheduled rent increases or rent holidays was accounted for on a straight-line basis over the lease term, beginning on the date of initial possession or the effective date of the lease agreement. The amount of the excess of straight-line rent expense over scheduled payments was recorded as a deferred liability. The liability was then reduced when scheduled payments were in excess of the straight-line rent expense. Build-out allowances and other such lease incentives were recorded as deferred credits, and were amortized on a straight-line basis as a reduction of rent expense beginning in the period they were deemed to have been earned, which generally coincided with the effective date of the lease. The current portion of remaining deferred lease costs and unamortized build-out allowances was included in Other Current Liabilities and the long-term portion was included in Other Long-Term Liabilities on the Consolidated Balance Sheets as of and prior to December 31, 2018.
Following the adoption of the new lease guidance effective January 1, 2019, Federated classifies leases as either operating or financing, and records a ROU asset and a lease liability on the Consolidated Balance Sheets. The lease liability is initially measured at the present value of the unpaid lease payments remaining at the lease commencement date. The ROU asset is initially measured as the lease liability, adjusted for lease payments made prior to the lease commencement date and lease incentives received. ROU assets are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. In determining the present value of the lease liability, a lessee must use the interest rate implicit in the lease or, if that rate is not readily determinable, its incremental borrowing rate (IBR). All leases for the periods presented are classified as operating leases. Management has made the following accounting policy elections: (1) not to separate lease components from non-lease components for all asset classes and (2) to apply the short-term lease exception, which does not require the capitalization of leases with terms of 12 months or less. Rent expense is recorded on a straight-line basis over the lease term, beginning on the earlier of the effective date of the lease or the date Federated obtains control of the asset. The lease term may include options to extend the lease when they are reasonably certain of being exercised.
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
(n) Equity Method Investments
The equity method of accounting is used to account for equity investments in which Federated does not control the investee and is not the primary beneficiary of a VIE, but has the ability to exercise significant influence over the financial and operating policies of the investee. Significant influence is generally considered to exist when Federated's ownership interest is between 20% and 50%. Equity method investments are initially recorded at cost in Other Long-Term Assets on the Consolidated Balance Sheets. Federated's proportionate share of the investee's net income or loss is recorded in Other, net - Nonoperating Income (Expenses) on the Consolidated Statements of Income. The investments are reviewed for impairment if events or changes in circumstance indicate that the carrying amount exceeds its fair value. If the carrying amount of an investment exceeds fair value and the decline in fair value is deemed to be other-than-temporary, the equity method investment will be adjusted to fair value and an impairment loss recorded equal to the difference.
(o) Loss Contingencies
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
(p) Noncontrolling Interests
To the extent Federated's interest in a consolidated entity represents less than 100% of the entity's equity, Federated recognizes noncontrolling interests in subsidiaries. These noncontrolling interests are deemed to represent temporary equity and are classified as Redeemable Noncontrolling Interest in Subsidiaries in the mezzanine section of the Consolidated Balance Sheets.
In the case of consolidated investment companies, the noncontrolling interests represent equity which is redeemable or convertible for cash at the option of the equity holder.
In the case of Hermes, the noncontrolling interest represents equity which is subject to the terms of a Put and Call Option Deed, redeemable at the option of either the noncontrolling party or Federated at future predetermined dates, and therefore, not entirely within Federated's control. The subsidiary's net income or loss and related dividends are allocated to Federated and the noncontrolling interest holder based on their relative ownership percentages. The noncontrolling interest carrying value is adjusted on a quarterly basis to the higher of the carrying value or current redemption value (fair value), as of the balance sheet date, through a corresponding adjustment to retained earnings. Management may use an independent valuation expert to assist in estimating the current redemption value (fair value) using three methodologies: (1) the discounted cash flow methodology under the income approach, (2) the guideline public company methodology under the market approach and (3) the guideline public transaction methodology under the market approach. The estimated current redemption value is derived from equally weighting the result of each of the three methodologies. The estimation of the current redemption value includes significant assumptions concerning: (1) projected AUM; (2) projected revenue growth rates; (3) projected pre-tax profit margins; (4) tax rates and (5) discount rates.
(q) Treasury Stock
Federated accounts for acquisitions of treasury stock at cost and reports total treasury stock held as a deduction from Federated Hermes, Inc. shareholders' equity on the Consolidated Balance Sheets. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a specific-identification basis. Additional Paid-in Capital from Treasury Stock Transactions is increased as Federated reissues treasury stock for more than the cost of the shares. If Federated issues treasury stock for less than its cost, Additional Paid-in Capital from Treasury Stock Transactions is reduced to no less than zero and any further required reductions are recorded to Retained Earnings on the Consolidated Balance Sheets.
(r) Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss), net of tax is reported on the Consolidated Balance Sheets and the Consolidated Statements of Changes in Equity and includes unrealized gains and losses on foreign currency translation adjustments. Prior to January 1, 2018, Accumulated Other Comprehensive Income (Loss), net of tax included unrealized gains and losses on equity securities available for sale. Following the adoption of the new financial instruments guidance effective January 1, 2018, unrealized gains and losses on these securities are recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income.
(s) Foreign Currency Translation
The balance sheets of certain foreign subsidiaries of Federated, certain consolidated foreign-denominated investment products and all other foreign-denominated cash or investment balances are translated at the current exchange rate as of the end of the reporting period and the related income or loss is translated at the average exchange rate in effect during the period. Net exchange gains and losses resulting from these translations are excluded from income and are recorded in Accumulated Other Comprehensive Income (Loss), net of tax on the Consolidated Balance Sheets. Foreign currency transaction gains and losses are reflected in Operating Expenses – Other on the Consolidated Statements of Income.
(t) Share-Based Compensation
Federated issues shares for share-based awards from treasury stock. Federated recognizes compensation costs based on grant-date fair value for all share-based awards. For restricted stock awards, the grant-date fair value of the award is calculated as the difference between the closing fair value of Federated's Class B common stock on the date of grant and the purchase price paid by the employee, if any. Federated's awards are generally subject to graded vesting schedules. Compensation and Related expense is generally recognized on a straight-line basis over the requisite service period of the award and is adjusted for actual forfeitures as they occur. For awards with provisions that allow for accelerated vesting upon retirement, Federated recognizes expense over the shorter of the vesting period or the period between grant date and the date on which the employee meets the minimum required age for retirement. Compensation and Related expense also includes dividends paid on forfeited awards. Excess tax benefits and deficiencies (including tax benefits from dividends paid on unvested restricted stock awards) are recognized in the Income Tax Provision in the Consolidated Statements of Income.
Effective July 2, 2018, Federated established a non-public subsidiary share-based compensation plan for certain employees of that subsidiary. The subsidiary grants equity awards in the form of restricted nonpublic subsidiary stock to certain members of the subsidiary's management and other key employees. The grant date fair value of the awards is recognized as Compensation and Related expense in the Consolidated Statements of Income on a straight-line basis over the requisite service period of the awards and is adjusted for actual forfeitures as they occur, with a corresponding adjustment to Redeemable Noncontrolling Interest in Subsidiaries in the Consolidated Balance Sheets. As a result of the grant of the equity awards in a nonpublic consolidated subsidiary, the shares are not included in the attribution of the subsidiary's income and losses to noncontrolling interest holders until the awards vest. Therefore, Federated initially recognized the fair value of 33 percent of Hermes as Redeemable Noncontrolling Interest in Subsidiaries on the Consolidated Balance Sheets. The attribution of the subsidiary's income and loss is recognized in Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries on the Consolidated Statements of Income and is expected to fluctuate as the these awards vest and put/call options are exercised.
(u) Advertising Costs
Federated generally expenses the cost of all advertising and promotional activities as incurred. Certain printed matter, however, such as sales brochures, are accounted for as prepaid supplies and are included in Other Current Assets on the Consolidated Balance Sheets until they are distributed or are no longer expected to be used, at which time their costs are expensed.
(v) Income Taxes
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
(w) Earnings Per Share
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
(x) Business Segments
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
(a) Leases
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
Effective January 1, 2019, Federated adopted Topic 842 using the alternative transition method, which did not require the restatement of prior years. In connection with the adoption of Topic 842, management has elected the package of practical expedients, which allows entities to not reassess (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. Management did not elect the hindsight practical expedient to determine the lease term. Upon adoption, Federated recorded $133.7 million as a lease liability and, after the reclassification of certain lease-related liabilities into the ROU asset, $112.2 million as a ROU asset on the Consolidated Balance Sheets, which consists primarily of Federated's operating real estate leases. The adoption did not have a material impact on Federated's results of operations or cash flows.
(b) Goodwill Impairment
During the second quarter of 2019, Federated adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2019. Under this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the ASU retains the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The ASU required the prospective adoption method. The adoption did not have an impact to Federated's Consolidated Financial Statements.
Recently Issued Accounting Guidance Not Yet Adopted
(c) Credit Losses
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology with a current expected credit loss (CECL) model. CECL requires an entity to estimate lifetime expected credit losses based on relevant information about historical events, current conditions and reasonable and supportable forecasts. The update is effective for Federated on January 1, 2020. The update requires the modified retrospective adoption method. The adoption will not have a material impact to Federated's Consolidated Financial Statements.
(d) Fair Value Measurement
On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update remove, modify or add disclosure requirements for fair value measurements to improve the effectiveness of disclosures. The update is effective for Federated on January 1, 2020, and requires either the prospective or retrospective adoption method, depending on the amendment. The adoption will not have a material impact to Federated's Consolidated Financial Statements.
(e) Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement
On August 29, 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The update is effective for Federated on January 1, 2020, and allows for either the prospective or retrospective adoption method. Management plans to elect the prospective adoption approach, which does not require the restatement of prior years. The adoption will not have a material impact to Federated's Consolidated Financial Statements.

(3) Business Combinations
On July 2, 2018, Federated completed, effective as of July 1, 2018, the Hermes Acquisition. The addition of London-based Hermes provides the opportunity to further accelerate Federated's growth in markets outside of the U.S. BT Pension Scheme (BTPS) retained a 29.5 percent interest in Hermes and contributed the remaining 10.5 percent interest into an Employee Benefit Trust for the benefit of certain members of Hermes' management and other key employees under a long-term incentive plan. Federated paid $343.5 million (which consists of $344.3 million paid in 2018 offset by $0.8 million returned in the second quarter of 2019). Federated funded the transaction through a combination of cash and an $18.0 million drawdown from its existing revolving credit facility (see Note (12) for additional information).
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
Federated expensed $13.3 million in transaction costs directly attributable to the Hermes Acquisition in 2018, primarily recorded in Professional Service Fees on the Consolidated Statements of Income. The transaction costs exclude a $29.0 million derivative loss (see Note (9) for additional information) and a $1.7 million foreign exchange gain recognized in 2018 as a result of holding British pound sterling immediately prior to the Hermes Acquisition.
Federated performed a valuation of the fair market value of the Hermes Acquisition. Provisional amounts must be finalized within a one-year measurement period. During the second quarter 2019, provisional amounts recognized for certain Intangible Assets and Other Long-Term Assets were adjusted to reflect facts and circumstances that existed as of the acquisition date. The adjustments were primarily the result of changes to the forecast revenue allocated to certain acquired assets based on review of actual fund and separate account revenue rates. Intangible Assets and Other Long-Term Assets increased $43.8 million and $5.0 million, respectively. Primarily as a result of these adjustments, the Long-Term Deferred Tax Liability increased by $8.2 million and Goodwill decreased by $41.8 million. There was no material change to the Consolidated Statements of Income for the year ended December 31, 2019 as a result of these adjustments.
The following table summarizes the final purchase price allocation determined as of the purchase date:

(in millions)
Cash and Cash Equivalents	$175.8
Other Current Assets[1]	53.7
Goodwill[2]	114.1
Intangible Assets[3]	320.0
Other Long-Term Assets[4]	40.1
Less: Long-Term Deferred Tax Liability, net	(28.7)
Less: Liabilities Acquired[5]	(162.3)
Less: Fair Value of Redeemable Noncontrolling Interest in Subsidiary[6]	(169.2)
Total Purchase Price Consideration	$343.5

1	Includes $31.9 million of receivables, all of which has been collected.

2
The goodwill recognized is attributable to enhanced revenue and AUM growth opportunities from future investors and the assembled workforce of Hermes. In this instance, goodwill is not deductible for tax purposes.

3
Includes $71.6 million for customer relationships with a weighted-average useful life of 8.5 years, $198.5 million for indefinite-lived rights to manage fund assets and $49.9 million for an indefinite-lived trade name, all of which are recorded in Intangible Assets, net on the Consolidated Balance Sheets.

4	Includes $11.2 million of Property and Equipment, net.

5	Includes $130.3 million related to Accrued Compensation and Benefits.

6	The fair value of the noncontrolling interest was determined utilizing the market approach and consideration of the overall business enterprise value.
The financial results of Hermes have been included in Federated's Consolidated Financial Statements from the July 1, 2018 effective date of the Hermes Acquisition. For the year ended December 31, 2019, Hermes earned revenue of $198.3 million and net income of $10.4 million (which excludes acquisition-related intangible amortization and amounts attributable to the noncontrolling interests). For the six months ended December 31, 2018, Hermes earned revenue of $100.8 million and net income of $9.6 million (which excludes acquisition-related intangible amortization and amounts attributable to the noncontrolling interests).
The following table summarizes unaudited pro forma financial information assuming the Hermes Acquisition occurred at the beginning of the year presented. This pro forma financial information is for informational purposes only and is not indicative of actual results that would have occurred had the Hermes Acquisition been completed on the assumed date and it is not indicative of future results. In addition, the following pro forma financial information does not reflect the realization of any cost savings (nor does management expect to realize any cost savings) or other synergies from the Hermes Acquisition. The pro forma results include adjustments for the effect of acquisition-related expenses (including compensation and related expense, income tax expense and amortization related to newly acquired intangibles) as well as adjustments to conform to Federated's U.S. GAAP accounting policies.

(in millions)	2018
Revenue	$1,230.5
Net Income[1]	$241.4

1	Excludes a $29.0 million loss on foreign currency forward transactions entered into in order to hedge against foreign exchange rate fluctuations associated with the payment for the Hermes Acquisition.

(4) Revenue from Contracts with Customers
The following table presents Federated's revenue disaggregated by asset class:

(in thousands)	2019	2018
Equity	$533,749	$470,436
Money Market	529,340	414,746
Fixed-Income	179,102	180,152
Other[1]	84,703	70,343
Total Revenue	$1,326,894	$1,135,677

1
Includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), Multi-Asset and, beginning in the third quarter of 2018, stewardship services revenue.

The following table presents Federated's revenue disaggregated by performance obligation:

(in thousands)	2019	2018
Asset Management[1]	$907,605	$773,418
Administrative Services	245,887	199,269
Distribution[2]	151,106	146,595
Other[3]	22,296	16,395
Total Revenue	$1,326,894	$1,135,677

1
The performance obligation may include administrative, distribution and other services recorded as a single asset management fee under Topic 606, as it is part of a unitary fee arrangement with a single performance obligation.

2	The performance obligation is satisfied at a point in time. A portion of this revenue relates to a performance obligation that has been satisfied in a prior period.

3	Includes shareholder service fees and, beginning in the third quarter of 2018, stewardship services revenue.

The following table presents Federated's revenue disaggregated by product type:

(in thousands)	2019	2018
Federated Funds	$1,093,157	$942,037
Separate Accounts	221,756	187,585
Other[1]	11,981	6,055
Total Revenue	$1,326,894	$1,135,677

1	Includes stewardship services revenue beginning in the third quarter of 2018.

Federated is not required to disclose certain estimates of revenue expected to be recorded in future periods as a result of applying the following exemptions: (1) contract terms are short-term in nature (i.e., expected duration of one year or less due to termination provisions) and (2) the expected variable consideration would be allocated entirely to future service periods.

Federated expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services performance obligations at December 31, 2019. Generally, contracts are billed in arrears on a quarterly basis and have a three year duration, after which the customer can terminate the agreement with a three to twelve month notice. Based on existing contracts and the exchange rates as of December 31, 2019, Federated may recognize future fixed revenue from stewardship services as presented in the following table:

(in thousands)
2020	$7,777
2021	3,315
2022	1,625
2023 and Thereafter	1,035
Total Remaining Unsatisfied Performance Obligations	$13,752

(5) Concentration Risk
The following information summarizes Federated's revenue concentrations. See additional information on the risks related to such concentrations in Item 1A - Risk Factors.
(a) Revenue Concentration by Asset Class
The following table presents Federated's revenue concentration by asset class over the last three years:

	2019	2018	2017
Equity Assets	40%	41%	38%
Money Market Assets	40%	37%	41%
Fixed-Income Assets	14%	16%	17%

The change in the relative proportion of Federated's revenue attributable to money market assets in 2019, as compared to the same period in 2018, was primarily the result of higher average money market assets in 2019.
The change in the relative proportion of Federated's revenue attributable to equity assets in 2018, as compared to the same period in 2017, was primarily the result of higher average equity assets mostly as a result of the Hermes Acquisition. Because the Hermes Acquisition was primarily comprised of equity assets and alternative/private markets assets, the relative proportion of Federated's revenue attributable to money market assets decreased in 2018 as compared to 2017. Furthermore, Federated's revenue attributable to money market assets decreased as a result of a change in the mix of average money market assets.
(b) Revenue Concentration by Investment Strategy/Fund
The following table presents Federated's revenue concentration by investment strategy/fund over the last three years:

	2019	2018	2017
Federated Strategic Value Dividend strategy[1]	11%	15%	18%
Federated Government Obligations Fund	10%	9%	10%
Federated Kaufmann Mid-Cap Growth strategy[2]	9%	10%	9%

1	Strategy includes Federated Funds and Separate Accounts.

2	Strategy includes Federated Funds.
A significant and prolonged decline in the AUM in these strategies/fund could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with the Federated Funds managed in accordance with these strategies.
(c) Revenue Concentration by Intermediary
Approximately 11%, 13% and 16% of Federated's total revenue for 2019, 2018 and 2017, respectively, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated's relationship with this intermediary could have a material adverse effect on Federated's future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with this intermediary.

(6) Consolidation
The Consolidated Financial Statements include the accounts of Federated, certain Federated Funds and other entities in which Federated holds a controlling financial interest. Federated is involved with various entities in the normal course of business that may be deemed to be VREs or VIEs. From time to time, Federated invests in Federated Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated's investment in, and/or receivables from, these Federated Funds represents its maximum exposure to loss. The assets of each consolidated Federated Fund are restricted for use by the respective Federated Fund. Generally, neither creditors of, nor equity investors in, the Federated Funds have any recourse to Federated's general credit. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated. Receivables from all Federated Funds for advisory and other services totaled $37.6 million and $35.0 million at December 31, 2019 and 2018, respectively.
In the ordinary course of business, Federated may implement Fee Waivers for various Federated Funds for competitive, regulatory or contractual reasons. For the years ended December 31, 2019, 2018 and 2017, Fee Waivers totaled $427.3 million, $358.2 million and $345.5 million, respectively, of which $311.6 million, $242.9 million and $222.1 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated in the ordinary course of business may make capital contributions to certain money market Federated Funds in connection with the reorganization of such funds into certain affiliated money market Federated Funds or in connection with the liquidation of a money market Federated Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund's NAV, increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money fund regulations and SEC guidance, Federated is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the years ended December 31, 2019 and 2018, and no material contributions for the year ended December 31, 2017.
In accordance with Federated's consolidation accounting policy, Federated first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of December 31, 2019 and 2018.
(a) Consolidated Voting Rights Entities
Most of the Federated Funds meet the definition of a VRE. Federated consolidates VREs when it is deemed to have control. Consolidated VREs are reported on Federated's Consolidated Balance Sheets primarily in Investments—Consolidated Investment Companies and Redeemable Noncontrolling Interest in Subsidiaries.
(b) Consolidated Variable Interest Entities
As of December 31, 2019 and 2018, Federated was deemed to be the primary beneficiary of, and therefore consolidated, certain Federated Funds as a result of its controlling financial interest. The following table presents the balances related to the consolidated Federated Fund VIEs that were included on the Consolidated Balance Sheets as well as Federated's net interest in the consolidated Federated Fund VIEs at December 31:

(in millions)	2019	2018
Investments—Consolidated Investment Companies	$13.3	$21.2
Receivables	0.3	0.4
Less: Liabilities	0.1	0.3
Less: Redeemable Noncontrolling Interest in Subsidiaries	9.3	11.2
Federated's Net Interest in Federated Fund VIEs	$4.2	$10.1

Federated's net interest in the consolidated Federated Fund VIEs represents the value of Federated's economic ownership interest in these Federated Funds.
During the year ended December 31, 2019, Federated liquidated its investment in one consolidated VIE in which it was the only remaining shareholder. Accordingly, Federated redeemed $6.2 million from Investments—Consolidated Investment Companies on the Consolidated Balance Sheets as of the date of the liquidation. There was no impact to the Consolidated Statements of Income as a result of this liquidation. There were no other consolidations or deconsolidations of VIEs during the year ended December 31, 2019.

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
At December 31, 2019, Federated's variable interest in non-consolidated VIEs was $111.9 million (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Funds. AUM for these non-consolidated Federated Funds totaled $9.6 billion at December 31, 2019. At December 31, 2018, Federated did not have a variable interest in a non-consolidated VIE. Of the Receivables—Affiliates at December 31, 2019 and December 31, 2018, $15.4 million and $16.2 million, respectively, related to non-consolidated VIEs and represented Federated's maximum risk of loss from non-consolidated VIE receivables.

(7) Investments
At December 31, 2019 and 2018, Federated held investments in fluctuating-value Federated Funds of $20.1 million and $4.1 million, respectively, primarily in mutual funds which invest in equity securities. Federated held investments in Separate Accounts of $6.8 million at both December 31, 2019 and 2018, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated's investments held in Separate Accounts as of December 31, 2019 and 2018, were primarily composed of stocks of large U.S. and international companies ($3.0 million and $2.7 million, respectively) and domestic debt securities ($2.6 million and $3.5 million, respectively).
Federated consolidates certain Federated Funds into its Consolidated Financial Statements as a result of Federated's controlling financial interest in these Federated Funds (see Note (6)). All investments held by these consolidated Federated Funds were included in Investments—Consolidated Investment Companies on Federated's Consolidated Balance Sheets.
Federated's investments held by consolidated Federated Funds as of December 31, 2019 and 2018, were primarily composed of domestic and foreign debt securities ($38.9 million and $20.9 million, respectively) and stocks of large U.S. and international companies ($22.6 million and $1.6 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated's investments:

(in thousands)	2019	2018	2017
Investments—Consolidated Investment Companies
Unrealized Gains (Losses)	$4,759	$(3,142)	$771
Net Realized Gains (Losses)[1]	(1,243)	(374)	2,245
Net Gains (Losses) on Investments—Consolidated Investment Companies	3,516	(3,516)	3,016
Investments—Affiliates and Other
Unrealized Gains (Losses)	2,156	(1,180)	118
Net Realized Gains (Losses)[1]	(706)	339	4,938
Net Gains (Losses) on Investments—Affiliates and Other	1,450	(841)	5,056
Gain (Loss) on Securities, net	$4,966	$(4,357)	$8,072

1	Realized gains and losses are computed on a specific-identification basis.

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
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities may include debt and equity securities, purchased loans and over-

the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable market data inputs.
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

(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated's financial assets and liabilities measured at fair value on a recurring basis at December 31:

(in thousands)	Level 1	Level 2	Level 3	Total
2019
Financial Assets
Cash and Cash Equivalents	$249,174	$0	$0	$249,174
Investments—Consolidated Investment Companies
Equity Securities	7,245	18,383	0	25,628
Debt Securities	0	38,898	0	38,898
Investments—Affiliates and Other
Equity Securities	23,667	335	12	24,014
Debt Securities	0	2,610	311	2,921
Other[1]	2,901	3,177	0	6,078
Total Financial Assets	$282,987	$63,403	$323	$346,713

Total Financial Liabilities[2]	$6	$0	$2,081	$2,087

2018
Financial Assets
Cash and Cash Equivalents	$156,832	$0	$0	$156,832
Investments—Consolidated Investment Companies
Equity Securities	1,269	633	0	1,902
Debt Securities	0	20,896	0	20,896
Investments—Affiliates and Other
Equity Securities	6,963	403	38	7,404
Debt Securities	0	3,456	0	3,456
Other	597	0	70	667
Total Financial Assets	$165,661	$25,388	$108	$191,157

Total Financial Liabilities[2]	$53	$3,852	$385	$4,290

1	Amounts primarily consist of a derivative asset and security deposits.

2	Amounts primarily consist of acquisition-related future contingent consideration liabilities and derivative liabilities.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at December 31, 2019 or 2018.

Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $222.1 million and $135.7 million at December 31, 2019 and 2018, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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
Investments—Affiliates and Other—Equity Securities
Investments—Affiliates and Other—Equity Securities primarily represent equity investments in fluctuating-value Federated Funds, as well as investments held in Separate Accounts. For publicly traded equity securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. For investments in fluctuating-value Federated Funds that are publicly available, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. The fair value of certain equity securities traded principally in foreign markets are determined by third-party pricing services (Level 2).
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
Other Financial Assets
For an investment in a mutual fund that is not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the security is valued using NAV as a practical expedient and is excluded from the fair value hierarchy. As of December 31, 2019, this investment was $3.7 million and was recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated did not hold any assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2019.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated's debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.

(9) Derivatives
Hermes, a British Pound Sterling-denominated, majority-owned subsidiary of Federated, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar. None of the forwards have been designated as hedging instruments for accounting purposes. As of December 31, 2019, this subsidiary held foreign currency forward derivative instruments with a combined notional amount of £53.0 million and expiration dates ranging from March 2020 through September 2020. As a result of the change in fair value of these derivative instruments, Federated recorded $3.1 million in Receivables on the Consolidated Balance Sheets as of December 31, 2019.
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
In 2018, Federated entered into two foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations associated with the payment for the Hermes Acquisition. Neither forward was designated as a hedging instrument for accounting purposes. Federated recorded $29.0 million as nonoperating expense in Other, net on the Consolidated Statements of Income as a result of the change in fair value of these derivatives in 2018.

(10) Intangible Assets
(a) Indefinite-lived intangible assets
Indefinite-lived intangible assets are recorded in Intangible Assets, net on the Consolidated Balance Sheets and include rights to manage fund assets ($335.2 million and $204.1 million at December 31, 2019 and 2018, respectively) and trade names ($52.0 million and $50.1 million at December 31, 2019 and 2018, respectively).
On November 18, 2019, Federated completed the acquisition of certain components of the PNC Capital Advisors LLC investment management business. As a result, Federated recorded $58.0 million of indefinite-lived rights to manage fund assets. The transaction was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset.
The remaining increase in indefinite-lived rights to manage fund assets during 2019 primarily related to a final purchase price adjustment of $65.8 million related to the Hermes Acquisition (see Note (3) for additional information).
(b) Finite-lived intangible assets
Finite-lived intangible assets represent customer relationships and consist of the following at December 31:

(in thousands)	2019	2018
Cost	$71,853	$96,598
Accumulated Amortization	(12,856)	(11,203)
Carrying Value	$58,997	$85,395

The decrease in the cost of the finite-lived intangible assets at December 31, 2019 as compared to December 31, 2018 primarily relates to a final purchase price adjustment related to the finite-lived customer relationship asset acquired in connection with the Hermes Acquisition. See Note (3) for additional information.
Amortization expense for finite-lived intangible assets was $7.5 million, $6.2 million and $0.6 million in 2019, 2018 and 2017, respectively, and was recorded as operating expense in Other expense on the Consolidated Statements of Income.
Expected aggregate annual amortization expense for finite-lived intangible assets in each of the five succeeding years assuming no new acquisitions or impairments will be $8.6 million.

(11) Property and Equipment
Property and equipment consisted of the following at December 31:

(in thousands)	Estimated Useful Life			2019	2018
Computer Software and Hardware	1	to	7 years	$87,443	$85,894
Leasehold Improvements	Up to term of lease			35,348	33,379
Transportation Equipment	3	to	12 years	17,851	17,851
Office Furniture and Equipment	4	to	15 years	5,849	6,042
Total Cost				146,491	143,166
Accumulated Depreciation				(94,766)	(89,937)
Property and Equipment, net				$51,725	$53,229

Depreciation expense was $16.5 million, $12.9 million and $11.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, and was recorded in Office and Occupancy expense on the Consolidated Statements of Income.

(12) Debt
On June 5, 2017, Federated entered into the Credit Agreement, which consists of a $375 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The interest on the revolving credit facility is calculated at the monthly LIBOR plus a spread. The borrowings under the revolving credit facility may include up to $25 million for which interest is calculated at the daily LIBOR plus a spread (Swing Line). On July 1, 2018, Federated entered into an amendment to the Credit Agreement to add certain definitions and to amend certain negative covenants relating to indebtedness, guarantees, and restrictions on dividends, related to the Hermes Acquisition. This amendment contains other customary conditions, representations, warranties and covenants.
The Credit Agreement, which expires on June 5, 2022, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated, however, may elect to make discretionary principal payments. As of December 31, 2019 and 2018, the amounts outstanding under the revolving credit facility were $100 million and $135 million, respectively, and were recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 2.816% and 3.474% as of December 31, 2019 and 2018, respectively, which was calculated at LIBOR plus a spread. The commitment fee under the Credit Agreement currently is 0.125% per annum on the daily unused portion of each Lender's commitment. As of December 31, 2019, Federated has $275 million available for borrowings.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated was in compliance with all covenants at and during the year ended December 31, 2019 (see the Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Second Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.

(13) Employee Benefit Plans
(a) 401(k) Plan
Federated offers defined contribution plans to its employees. Its 401(k) plan covers domestic employees. Under the 401(k) plan, employees can make salary deferral contributions at a rate of 1% to 50% of their annual compensation (as defined in the 401(k) plan), subject to Internal Revenue Code (IRC) limitations. Prior to January 1, 2018, Federated's matching contribution was 100% of the first 2% of compensation contributed by an employee and 50% of the next 4% for a total possible match of 4%, subject to IRC compensation limits. For 2018, Federated's matching contribution was 100% of the first 3% of compensation contributed by an employee and 50% of the next 3% for a total possible match of 4.5%, subject to IRC compensation limits. Effective January 1, 2019, Federated's matching contribution is 100% of the first 4% of compensation contributed by an employee and 50% of the next 2% for a total possible match of 5%, subject to IRC limitations. Forfeitures of unvested matching contributions are used to offset future matching contributions. Matching contributions to the 401(k) plan recognized in Compensation and Related expense amounted to $6.6 million, $5.7 million and $5.0 million for 2019, 2018 and 2017, respectively.
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
(b) Employee Stock Purchase Plan
Federated offers an employee stock purchase plan that allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated's Class B common stock on a quarterly basis at the market price. The shares purchased under this plan may be newly issued shares, treasury shares or shares purchased on the open market. During 2019, 7,611 shares were purchased by employees in this plan and, as of December 31, 2019, a total of 201,835 shares were purchased by employees in this plan on the open market since its inception in 1998.

(14) Share-Based Compensation
(a) Restricted Stock
Federated's long-term stock-incentive compensation is provided under the Stock Incentive Plan (the Plan), as amended and subsequently approved by shareholders from time to time. Share-based awards are granted to reward Federated's employees and non-management directors who have contributed to the success of Federated and to provide incentive to increase their efforts on behalf of Federated. Since the Plan's inception, a total of 30.6 million shares of Class B common stock have been authorized for granting share-based awards in the form of restricted stock, stock options or other share-based awards. As of December 31, 2019, 3.5 million shares are available under the Plan.
Share-based compensation expense was $25.1 million, $23.9 million and $22.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The associated tax benefits recorded in connection with share-based compensation expense were $6.0 million, $5.6 million and $8.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, the maximum remaining unrecognized compensation expense related to share-based awards approximated $75 million which is expected to be recognized over a weighted-average period of approximately 6 years.
Federated's restricted stock awards represent shares of Federated Class B common stock that may be sold by the awardee only once the restrictions lapse, as dictated by the terms of the award. The awards are generally subject to graded vesting schedules that vary in length from three to 10 years with a portion of the award vesting each year, as dictated by the terms of the award. For an award with a ten-year vesting period, the restrictions on the vested portion of the award typically lapse on the award's fifth- and tenth-year anniversaries. Certain restricted stock awards granted pursuant to a key employee bonus program have a three-year graded vesting schedule with restrictions lapsing at each vesting date. During these restriction periods, the recipient receives dividends on all shares awarded, regardless of their vesting status.
The following table summarizes activity of non-vested restricted stock awards for the year ended December 31, 2019:

	Restricted Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2019	3,960,560	$25.59
Granted[1]	928,324	30.10
Vested	(966,258)	26.73
Forfeited	(141,431)	23.91
Non-vested at December 31, 2019	3,781,195	$26.47

1
During 2019, Federated awarded 498,324 shares of restricted Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period. Also during 2019, Federated awarded 430,000 shares of restricted Class B common stock to certain key employees. These restricted stock awards generally vest over a ten-year period.

Federated awarded 928,324 shares of restricted Class B common stock with a weighted-average grant-date fair value of $30.10 to employees during 2019; awarded 899,269 shares of restricted Class B common stock with a weighted-average grant-date fair value of $28.30 to employees during 2018; and awarded 946,570 shares of restricted Class B common stock with a weighted-average grant-date fair value of $27.20 to employees during 2017.
The total fair value of restricted stock vested during 2019, 2018 and 2017 was $28.4 million, $24.0 million and $23.9 million, respectively.
(b) Subsidiary Stock Plan
Effective July 2, 2018, Federated established a non-public subsidiary share-based compensation plan for certain employees of that subsidiary. These awards, which are subject to continued service vesting requirements, vest over a period of three to five years. At various predetermined dates, but no earlier than 9 months after vesting, award holders have a right to exercise a put option to sell shares to Federated at fair value and Federated has a right to exercise a call option to acquire shares at fair value. Federated recognized compensation expense for this plan of $7.9 million and $4.2 million in Compensation and Related expense on the Consolidated Statements of Income for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, the remaining unrecognized compensation expense related to these plan awards approximated $30 million which is expected to be recognized over a weighted-average period of approximately 4 years.

(15) Common Stock
The Class A common stockholder has the entire voting rights of Federated; however, without the consent of the majority of the holders of Class B common stock, the Class A common stockholder cannot alter Federated's structure, dispose of all or substantially all of its assets, amend its Articles of Incorporation or Bylaws to adversely affect the Class B common stockholders, or liquidate or dissolve Federated. With respect to dividends, distributions and liquidation rights, the Class A common stock and Class B common stock have equal preferences and rights.
(a) Dividends
Cash dividends of $109.1 million, $106.9 million and $101.5 million were paid in 2019, 2018 and 2017, respectively, to holders of Federated common stock. All dividends were considered ordinary dividends for tax purposes.
(b) Treasury Stock
In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 4 million shares of Class B common stock. No other programs existed as of December 31, 2019. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated's board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the year ended December 31, 2019, Federated repurchased 614 thousand shares of its Class B common stock for $15.7 million, most of which were repurchased in the open market. At December 31, 2019, 547 thousand shares remained available to be purchased under this buyback program.

(16) Income Taxes
Federated files a consolidated federal income tax return. Financial statement tax expense is determined under the liability method.
Income Tax Provision consisted of the following expense/(benefit) components for the years ended December 31:

(in thousands)	2019	2018	2017
Current:
Federal	$67,745	$54,447	$106,710
State	10,158	7,359	9,446
Foreign	2,791	(188)	217
Total Current	80,694	61,618	116,373
Deferred:
Federal	6,395	7,616	(59,517)
State	1,427	1,750	638
Foreign	(370)	2,891	(393)
Total Deferred	7,452	12,257	(59,272)
Total	$88,146	$73,875	$57,101

The reconciliation between the statutory income tax rate and the effective tax rate consisted of the following for the years ended December 31:

	2019	2018	2017
Expected Federal Statutory Income Tax Rate	21.0%	21.0%	35.0%
Increase/(Decrease):
State and Local Income Taxes, net of Federal Benefit	2.4	2.4	1.9
Non-Deductible Executive Compensation	0.9	1.1	0.0
Federal Rate Adjustment to Deferred Taxes[1]	0.0	0.0	(20.2)
Other	(0.2)	0.4	(0.5)
Effective Tax Rate	24.1%	24.9%	16.2%

1	Represents the impact of revaluing the net deferred tax liability due to the enactment of the Tax Act, and includes the federal tax benefit of any state and local deferred taxes.

The effective tax rate for 2018 increased to 24.9% as compared to 2017's rate of 16.2% primarily due to the 2017 recording of a $70.4 million reduction in Federated's net deferred tax liability due to the Tax Act, partially offset by the reduction of the federal statutory income tax rate to a flat 21.0% effective January 1, 2018.
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

(in thousands)	2019	2018
Deferred Tax Assets
Tax Net Operating Loss Carryforwards	$71,724	$74,213
Compensation Related	15,994	12,514
Other	2,897	2,553
Total Deferred Tax Assets	90,615	89,280
Valuation Allowance	(57,790)	(56,925)
Total Deferred Tax Asset, net of Valuation Allowance	$32,825	$32,355
Deferred Tax Liabilities
Intangible Assets	$191,595	$174,812
Property and Equipment	5,493	4,646
Other	1,119	1,061
Total Gross Deferred Tax Liability	$198,207	$180,519
Net Deferred Tax Liability	$165,382	$148,164

Long-Term Deferred Tax Liability, net at December 31, 2019 increased $17.2 million from December 31, 2018 primarily due to an increase in intangible assets (see Note (10) for additional information) and the resulting tax amortization deduction being in excess of book amortization.
At December 31, 2019, Federated had deferred tax assets related to state and foreign tax net operating loss carryforwards in certain taxing jurisdictions in the aggregate of $71.7 million. The state net operating losses will expire through 2039, while most foreign net operating losses do not expire. A valuation allowance has been recognized for $49.4 million (or 100%) of the deferred tax asset for state tax net operating losses, and for $8.4 million (or 38%) of the deferred tax asset for foreign tax net operating losses. The valuation allowances were recorded due to management's belief that it is more likely than not that Federated will not realize the full benefit of these net operating losses. For the deferred tax asset, net of valuation allowance related to foreign net operating losses, management believes that it is more likely than not that it will realize the benefit of these net operating losses based on projections of future taxable income for the entities to which these relate.
At December 31, 2018, Federated had deferred tax assets related to state and foreign tax net operating loss carryforwards in certain taxing jurisdictions in the aggregate of $74.2 million. The state net operating losses will expire through 2038, while most foreign net operating losses do not expire. A valuation allowance has been recognized for $49.1 million (or 100%) of the deferred tax asset for state tax net operating losses, and for $7.8 million (or 31%) of the deferred tax asset for foreign tax net operating losses. The valuation allowances were recorded due to management's belief that it is more likely than not that Federated will not realize the full benefit of these net operating losses. For the deferred tax asset, net of valuation allowance related to foreign net operating losses, management believes that it is more likely than not that it will realize the benefit of these net operating losses based on projections of future taxable income for the entities to which these relate.
Federated's remaining deferred tax assets as of December 31, 2019 and 2018 primarily related to compensation-related expenses that have been recognized for book purposes but are not yet deductible for tax purposes. Management believes that it is more likely than not that Federated will receive the full benefit of these deferred tax assets due to the expectation that Federated will generate taxable income well in excess of these amounts in the years they become deductible.
Federated and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in certain foreign jurisdictions. Based upon its review of these filings, there were no material unrecognized tax benefits as of December 31, 2019 or 2018. Therefore, there were no material changes during 2019, and no reasonable possibility of a significant increase or decrease in unrecognized tax benefits within the next twelve months.

(17) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated for the years ended December 31:

(in thousands, except per share data)	2019	2018	2017
Numerator
Net Income Attributable to Federated Hermes, Inc.[1]	$272,339	$220,297	$291,341
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[2]	(10,234)	(8,555)	(11,420)
Total Net Income Attributable to Federated Common Stock - Basic[1]	$262,105	$211,742	$279,921
Less: Total Net Income Available to Unvested Restricted Shareholders of a Nonpublic Consolidated Subsidiary	(872)	(794)	0
Total Net Income Attributable to Federated Common Stock - Diluted[1]	$261,233	$210,948	$279,921
Denominator
Basic Weighted-Average Federated Common Stock[3]	97,259	96,949	97,411
Dilutive Potential Shares from Stock Options	0	0	1
Diluted Weighted-Average Federated Common Stock[3]	97,259	96,949	97,412
Earnings Per Share
Net Income Attributable to Federated Common Stock - Basic and Diluted[3,4]	$2.69	$2.18	$2.87

1	2017 includes a $70.4 million reduction to the income tax provision resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act, thereby increasing net income.

2	Includes dividends paid on unvested restricted Federated Class B Common shares and their proportionate share of undistributed earnings attributable to Federated shareholders.

3	Federated Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

4	2017 includes a $0.69 increase to earnings per share resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act.

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
During the years ended December 31, 2019, 2018, and 2017, Federated recorded $17.7 million, $14.7 million and $13.8 million, respectively, in operating lease costs to Office and Occupancy expense on the Consolidated Statements of Income.
The following table reconciles future minimum undiscounted payments to the operating lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2019:

(in millions)
2020	$17.9
2021	17.5
2022	18.3
2023	18.5
2024	17.8
2025 and Thereafter	53.1
Total Undiscounted Lease Payments	$143.1
Present Value Adjustment[1]	(22.0)
Net Operating Lease Liabilities	$121.1

1	Calculated using the IBR for each lease.

The following information relates to the operating leases recorded on the Consolidated Balance Sheets as of December 31, 2019:

Weighted-average remaining lease term (in years)	8.6
Weighted-average discount rate (IBR)	3.8%
Year-to-date cash paid for the amounts included in the measurement of lease liabilities (in millions)	$18.2

(19) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
The components of Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated shareholders are as follows:

(in thousands)	Unrealized Gain (Loss) on Equity Securities[1]	Foreign Currency Translation (Loss) Gain	Total
Balance at December 31, 2016	$908	$(1,431)	$(523)
Other Comprehensive Income (Loss) Before Reclassifications and Tax	2,546	775	3,321
Tax Impact	(904)	(163)	(1,067)
Reclassification Adjustment, before tax	(3,854)	0	(3,854)
Tax Impact	1,333	0	1,333
Net Current-Period Other Comprehensive Income (Loss)	(879)	612	(267)
Balance at December 31, 2017	$29	$(819)	$(790)
Other Comprehensive Income (Loss) Before Reclassifications and Tax	0	(13,607)	(13,607)
Reclassification Adjustment, before tax[2]	(80)	(242)	(322)
Tax Impact[2]	51	51	102
Net Current-Period Other Comprehensive Income (Loss)	(29)	(13,798)	(13,827)
Balance at December 31, 2018	$0	$(14,617)	$(14,617)
Other Comprehensive Income (Loss) Before Reclassifications and Tax	0	14,368	14,368
Net Current-Period Other Comprehensive Income (Loss)	0	14,368	14,368
Balance at December 31, 2019	$0	$(249)	$(249)

1
Other than described in note two below, amounts reclassified from Accumulated Other Comprehensive Income (Loss), net of tax were recorded in Gain (Loss) on Securities, net on the Consolidated Statements of Income.

2
Amount represents the reclassification from Accumulated Other Comprehensive Income (Loss), net of tax to Retained Earnings on the Consolidated Balance Sheets as a result of the adoption of new accounting guidance in 2018.

(20) Redeemable Noncontrolling Interest in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interest in Subsidiaries:

(in thousands)	Consolidated Investment Companies	Hermes	Total
Balance at January 1, 2017	$31,362	$0	$31,362
Net Income (Loss)	3,084	0	3,084
Subscriptions—Redeemable Noncontrolling Interest Holders	4,687	0	4,687
Consolidation/(Deconsolidation)	(67)	0	(67)
Distributions to Noncontrolling Interest in Subsidiaries	(8,903)	0	(8,903)
Balance at December 31, 2017	$30,163	$0	$30,163
Net Income (Loss)	(1,095)	3,097	2,002
Other Comprehensive Income (Loss), net of tax	0	(6,009)	(6,009)
Subscriptions—Redeemable Noncontrolling Interest Holders	2,801	0	2,801
Consolidation/(Deconsolidation)	(1,751)	0	(1,751)
Stock Award Activity	0	4,239	4,239
Distributions to Noncontrolling Interest in Subsidiaries	(18,492)	0	(18,492)
Business Acquisition	0	169,560	169,560
Balance at December 31, 2018	$11,626	$170,887	$182,513
Net Income (Loss)	2,016	2,770	4,786
Other Comprehensive Income (Loss), net of tax	0	6,907	6,907
Subscriptions—Redeemable Noncontrolling Interest Holders	9,356	0	9,356
Consolidation/(Deconsolidation)	454	0	454
Stock Award Activity	0	7,888	7,888
Distributions to Noncontrolling Interest in Subsidiaries	(3,580)	0	(3,580)
Business Acquisition	0	(386)	(386)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	4,148	4,148
Balance at December 31, 2019	$19,872	$192,214	$212,086

During 2019, the Hermes Redeemable Noncontrolling Interest in Subsidiaries carrying value was adjusted by $4.1 million to the current redemption value, assuming the Hermes noncontrolling interest was redeemable at the balance sheet date. The noncontrolling interest was adjusted through a corresponding adjustment to retained earnings.

(21) Commitments and Contingencies
(a) Contractual
Federated is obligated to make certain future payments under various agreements to which it is a party. The following table summarizes minimum noncancelable payments contractually due under Federated's significant service contracts:

	Payments due in
						After
(in millions)	2020	2021	2022	2023	2024	2024	Total
Purchase Obligations[1]	$31.9	$9.6	$5.8	$5.4	$3.7	$8.6	$65.0
Other Obligations	2.7	0.5	0.0	0.0	0.0	0.0	3.2
Total	$34.6	$10.1	$5.8	$5.4	$3.7	$8.6	$68.2

1
Federated is a party to various contracts pursuant to which it receives certain services, including services for marketing and information technology, access to various fund-related information systems and research databases, trade order transmission and recovery services as well as other services. These contracts contain certain minimum noncancelable payments, cancellation provisions and renewal terms. The contracts require payments through the year 2027. Costs for such services are expensed as incurred.

(b) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated guarantee certain financial obligations of Federated Hermes, Inc., and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated, under which Federated agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed upon standard of care. In each of these circumstances, payment by Federated is contingent on the other party making a claim for indemnity, subject to Federated's right to challenge the claim. Further, Federated's obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated's obligations and the unique facts and circumstances involved in each particular agreement. As of December 31, 2019, management does not believe that a material loss related to any of these matters is reasonably possible.
(c) Legal Proceedings
Like other companies, Federated has claims asserted and threatened against it in the ordinary course of business. As of December 31, 2019, Federated does not believe that a material loss related to these claims is reasonably possible.

(22) Segment and Geographic Information
Federated operates in one operating segment, the investment management business.
Federated's revenues from U.S. and non-U.S. operations were as follows for the years ended December 31:

(in thousands)	2019	2018	2017
U.S.	$1,098,975	$1,005,948	$1,069,567
Non-U.S.[1]	227,919	129,729	33,357
Total Revenue	$1,326,894	$1,135,677	$1,102,924

1	This represents revenue earned by non-U.S. domiciled subsidiaries, primarily in the UK.
Federated's Right-of-Use Assets, net and Property and Equipment, net for U.S. and non-U.S. operations was as follows at December 31:

(in thousands)	2019	2018
U.S.[1]	$129,322	$42,666
Non-U.S.[1,2]	22,917	10,563
Total Right-of-Use Assets, net and Property and Equipment, net[1]	$152,239	$53,229

1	Amounts for 2019 include Right-of-Use Assets recorded in connection with the adoption of Topic 842.

2	This represents net assets of non-U.S. domiciled subsidiaries, primarily in the UK.

(23) Subsequent Events
On January 30, 2020, the board of directors declared a $0.27 per share dividend. The dividend was payable to shareholders of record as of February 7, 2020, resulting in $27.3 million being paid on February 14, 2020.
Effective January 31, 2020, Federated changed its name to Federated Hermes, Inc. In addition, Federated changed its NYSE ticker symbol to FHI and shares of Federated stock began trading on the NYSE under the new ticker symbol on February 3, 2020.

(24) Supplementary Quarterly Financial Data (Unaudited)

(in thousands, except per share data, for the quarters ended)	March 31	June 30	September 30	December 31
2019[1]
Revenue	$307,050	$321,479	$340,340	$358,025
Operating Income	$70,889	$84,940	$89,307	$102,791
Net Income Including the Noncontrolling Interests in Subsidiaries	$54,611	$63,840	$73,585	$85,089
Amounts Attributable to Federated Hermes, Inc.
Net Income	$54,546	$62,724	$72,962	$82,107
Earnings Per Common Share – Basic and Diluted	$0.54	$0.62	$0.72	$0.81
2018[1]
Revenue	$263,852	$255,993	$308,616	$307,216
Operating Income	$79,671	$80,757	$81,898	$87,954
Net Income Including the Noncontrolling Interests in Subsidiaries[2]	$60,006	$38,667	$61,994	$61,632
Amounts Attributable to Federated Hermes, Inc.
Net Income[2]	$60,331	$38,822	$59,608	$61,536
Earnings Per Common Share – Basic and Diluted	$0.60	$0.38	$0.59	$0.61

1	The financial results of Hermes have been included in Federated's Consolidated Financial Statements from the July 1, 2018 effective date of the acquisition.

2	The quarter ended June 30, 2018 includes a $29.0 million loss related to two derivative financial instruments associated with the Hermes Acquisition (see Note (9) for additional information).

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A – CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Federated carried out an evaluation, under the supervision and with the participation of management, including Federated's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated's disclosure controls and procedures were effective at December 31, 2019.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Federated's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, Federated's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth below) is contained in Federated's Information Statement for the 2020 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Security Ownership – Delinquent Section 16(a) Reports, and is incorporated herein by reference.
Executive Officers
The information required by this Item with respect to Federated's executive officers is contained in Item 1 of Part I of this Form 10-K under the caption Information about our Executive Officers.
Code of Ethics
In October 2003, Federated adopted a code of ethics for its senior financial officers. This code, updated in January 2020, meets the requirements provided by Item 406 of Regulation S-K and is incorporated by reference in Part IV, Item 15(a)(3) of this Form 10-K as Exhibit 14.03. The code of ethics is available at www.FederatedHermes.com. In the event that Federated amends or waives a provision of this code and such amendment or waiver relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K, Federated would post such information on its website.

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this Item is contained in Federated's Information Statement for the 2020 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See Note (14)(a) to the Consolidated Financial Statements for information regarding Federated's share-based compensation plan as of December 31, 2019. Federated had no other plans to grant shares of Class B common stock not approved by shareholders.
All other information required by this Item is contained in Federated's Information Statement for the 2020 Annual Meeting of Shareholders under the caption Security Ownership and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is contained in Federated's Information Statement for the 2020 Annual Meeting of Shareholders under the captions Executive Compensation – Transactions with Related Persons, Executive Compensation – Conflict of Interest Policies and Procedures and Board of Directors and Election of Directors and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is contained in Federated's Information Statement for the 2020 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm and is incorporated herein by reference.

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

3.01	Restated Articles of Incorporation of Federated (incorporated by reference to Exhibit 3.01 to the Registration Statement on Form S-4 (File No. 333-48361))

3.02	Restated By-Laws of Federated (incorporated by reference to Exhibit 3.02 to the Registration Statement on Form S-4 (File No. 333-48361))

3.03	Restated Bylaws of Federated Investors, Inc.(incorporated by reference to Exhibit 3.1 to the June 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

3.04	Restated Articles of Incorporation of Federated Hermes, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K dated February 3, 2020 (File No. 001-14818))

3.05	Restated Bylaws of Federated Hermes, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K dated February 3, 2020 (File No. 001-14818))

4.01	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-4 (File No. 333-48361))

4.02	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-4 (File No. 333-48361))

4.05
Shareholder Rights Agreement, dated August 1, 1989, between Federated and The Standard Fire Insurance Company, as amended January 31, 1996 (incorporated by reference to Exhibit 4.06 to the Registration Statement on Form S-4 (File No. 333-48361))

4.06	Form of Federated Hermes, Inc. Class A Common Stock certificate, as amended January 31, 2020 (filed herewith)

4.07	Form of Federated Hermes, Inc. Class B Common Stock certificate, as amended January 31, 2020 (filed herewith)

4.08	Description of Federated Hermes, Inc. Securities (filed herewith)

9.01	Voting Shares Irrevocable Trust dated May 31, 1989 (incorporated by reference to Exhibit 9.01 to the Registration Statement on Form S-4 (File No. 333-48361))

10.15	Federated Investors Tower Lease dated January 1, 1993 (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-4 (File No. 333-48361))

10.16	Federated Investors Tower Lease dated February 1, 1994 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-4 (File No. 333-48361))

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

10.92
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated October 26, 2018, by and among Federated Investors, Inc., each of the guarantors (as defined in the Third Amended and Restated Credit Agreement), the lenders (as defined in the Third Amended and Restated Credit Agreement), and PNC BANK, NATIONAL ASSOCIATION, as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.93
Form of Bonus Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (incorporated by reference to Exhibit 10.93 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-14818))

10.94
ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.1 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.95
ISDA Credit Support Annex to the schedule to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.2 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.96
First Amendment Agreement dated April 23, 2009, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.3 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.97
Second Amendment Agreement dated September 16, 2009, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.4 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.98
Third Amendment Agreement dated October 12, 2009, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.5 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.99
Fourth Amendment Agreement dated November 3, 2009, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.6 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.100
Fifth Amendment Agreement dated February 1, 2010, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.7 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.101
Sixth Amendment Agreement dated April 6, 2010, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.8 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.102
Seventh Amendment dated as of May 13, 2010 to the Credit Support Annex to the schedule to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.9 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.103
Eighth Amendment Agreement dated March 29, 2012, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.10 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.104
Ninth Amendment Agreement dated June 7, 2012, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.11 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.105
Tenth Amendment Agreement dated January 17, 2013, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.12 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.106
Eleventh Amendment Agreement dated May 1, 2014, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.13 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.107
Twelfth Amendment Agreement dated November 3, 2014, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.14 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.108
Thirteenth Amendment Agreement dated May 18, 2015, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.15 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.109
Fourteenth Amendment Agreement dated November 17, 2015, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.16 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.110
Fifteenth Amendment Agreement dated April 12, 2016, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.17 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.111
Sixteenth Amendment Agreement dated September 7, 2016, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.18 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.112
Seventeenth Amendment Agreement dated September 20, 2016, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.19 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.113
Eighteenth Amendment Agreement dated December 21, 2016, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.20 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.114
Nineteenth Amendment Agreement dated February 12, 2018, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.21 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.115
Twentieth Amendment Agreement dated January 28, 2019, supplemental to the ISDA Master Agreement and schedule between Hermes Investment Management Limited and HSBC Bank PLC dated as of January 9, 2008 (incorporated by reference to Exhibit 10.22 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.116	Form of Hermes Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.23 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.117
Employment Contract dated June 25, 2018 between Hermes Fund Managers Limited and an executive officer (incorporated by reference to Exhibit 10.24 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.118	Hermes Fund Managers Limited Long Term Incentive Plan adopted on July 2, 2018 (incorporated by reference to Exhibit 10.25 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.119	Hermes Fund Managers Limited Co-investment Scheme Rules 2018 (incorporated by reference to Exhibit 10.26 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.120
Transaction Agreement, dated as of May 6, 2019, by and between Federated Investors, Inc. and PNC Capital Advisors, LLC (incorporated by reference to Exhibit 10.1 to the June 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.121	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.1 to the September 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.122
Form of Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (incorporated by reference to Exhibit 10.2 to the September 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.123	Federated Hermes, Inc. Employee Stock Purchase Plan, amended as of January 31, 2020 (filed herewith)

10.124	Form of Restricted Stock Program Award Agreement (filed herewith)

10.125	Form of Restricted Stock Award Agreement for UK Sub-Plan (filed herewith)

10.126	Form of Bonus Restricted Stock Program Award Agreement (filed herewith)

10.127	Form of Bonus Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (filed herewith)

10.128	Federated Hermes, Inc. Annual Incentive Plan, as amended as of January 31, 2020 (filed herewith)

10.129	Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 31, 2020 (filed herewith)

10.130	UK Sub-Plan to the Federated Hermes, Inc. Stock Incentive Plan (filed herewith)

10.131	Amendment No. 10 to Federated Hermes Tower Lease dated as of February 21, 2020 (filed herewith)

14.01
Federated Investors, Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

14.02
Federated Investors, Inc. Code of Ethics for Senior Financial Officers, as amended July 1, 2018 (incorporated by reference to Exhibit 14.02 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-14818))

14.03	Federated Hermes, Inc. Code of Ethics for Senior Financial Officers, as amended as of January 31, 2020 (filed herewith)

21.01	Subsidiaries of the Registrant (filed herewith)

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

The following XBRL documents are filed herewith:
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED HERMES, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date:	February 21, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Christopher Donahue	President, Chief Executive Officer, Chairman	February 21, 2020
J. Christopher Donahue	and Director (Principal Executive Officer)

/s/ Thomas R. Donahue	Chief Financial Officer and Director	February 21, 2020
Thomas R. Donahue	(Principal Financial Officer)

/s/ Richard A. Novak	Principal Accounting Officer	February 21, 2020
Richard A. Novak

/s/ Joseph C. Bartolacci	Director	February 21, 2020
Joseph C. Bartolacci

/s/ Michael J. Farrell	Director	February 21, 2020
Michael J. Farrell

/s/ John B. Fisher	Director	February 21, 2020
John B. Fisher

/s/ Marie Milie Jones	Director	February 21, 2020
Marie Milie Jones

EXHIBIT INDEX

Exhibit Number	Description

4.06	Form of Federated Hermes, Inc. Class A Common Stock certificate, as amended January 31, 2020 (filed herewith)

4.07	Form of Federated Hermes, Inc. Class B Common Stock certificate, as amended January 31, 2020 (filed herewith)

4.08	Description of Federated Hermes, Inc. Securities (filed herewith)

10.123	Federated Hermes, Inc. Employee Stock Purchase Plan, amended as of January 31, 2020 (filed herewith)

10.124	Form of Restricted Stock Program Award Agreement (filed herewith)

10.125	Form of Restricted Stock Award Agreement for UK Sub-Plan (filed herewith)

10.126	Form of Bonus Restricted Stock Program Award Agreement (filed herewith)

10.127	Form of Bonus Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (filed herewith)

10.128	Federated Hermes, Inc. Annual Incentive Plan, as amended as of January 31, 2020 (filed herewith)

10.129	Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 31, 2020 (filed herewith)

10.130	UK Sub-Plan to the Federated Hermes, Inc. Stock Incentive Plan (filed herewith)

10.131	Amendment No. 10 to Federated Hermes Tower Lease dated as of February 21, 2020 (filed herewith)

14.03	Federated Hermes, Inc. Code of Ethics for Senior Financial Officers, as amended as of January 31, 2020 (filed herewith)

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)