Form 10-Q
period 2020-03-31
FEDERATED HERMES, INC.
filed 2020-05-06
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-14818
 _______________________________________________________________________________________
Federated Hermes, Inc.
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of May 1, 2020, the Registrant had outstanding 9,000 shares of Class A Common Stock and 100,937,543 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include those relating to, or, as applicable, concerning management's assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: the coronavirus and its impact, asset flows, levels and mix; the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix; fee rates and sources and levels of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses (Consideration Payable to Customers) and fee waivers for competitive reasons such as to maintain certain fund expense ratios, to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); when revenue or expense is recognized; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the timing of, and direct or contingent payment obligations and costs relating to acquisitions; any cost savings resulting from acquisitions; payment obligations pursuant to employment or incentive arrangements; vesting rights and requirements; business and market expansion opportunities, including, anticipated, or acceleration of, growth outside of the United States (U.S.); interest and principal payments or expenses; taxes and tax rates; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes, product and market performance and Federated Hermes' performance indicators; investor preferences; product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; legal proceedings; the pace, timing, impact, effects and other consequences of Brexit, as well as potential, proposed and final laws, regulations and other rules, continuing regulatory oversight, and possible deregulation by U.S. and foreign regulators and other authorities; dedication of resources; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; compliance, and related legal, compliance and other professional services expenses; interest rate, concentration, market, currency and other risks; auditor independence matters; and various items set forth under Item 1A - Risk Factors included in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ending March 31, 2020. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated Hermes' asset flows, asset levels and asset mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated Hermes. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions and the obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes' success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated Hermes' products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes' risks and uncertainties also include liquidity and credit risks in Federated Hermes' money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ending March 31, 2020.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$308,349	$249,174
Investments—Consolidated Investment Companies	47,162	64,526
Investments—Affiliates and Other	25,499	26,935
Receivables, net of reserve of $14 and $14, respectively	49,763	64,492
Receivables—Affiliates	46,550	37,589
Prepaid Expenses	18,643	16,748
Other Current Assets	8,147	1,820
Total Current Assets	504,113	461,284
Long-Term Assets
Goodwill	789,807	774,534
Intangible Assets, net of accumulated amortization of $14,672 and $12,856, respectively	458,746	446,228
Property and Equipment, net of accumulated depreciation of $97,424 and $94,766, respectively	51,464	51,725
Right-of-Use Assets, net	101,298	100,514
Other Long-Term Assets	20,481	45,846
Total Long-Term Assets	1,421,796	1,418,847
Total Assets	$1,925,909	$1,880,131
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$80,625	$69,014
Accrued Compensation and Benefits	56,107	137,445
Lease Liabilities	14,785	13,575
Other Current Liabilities	35,709	10,679
Total Current Liabilities	187,226	230,713
Long-Term Liabilities
Long-Term Debt	195,000	100,000
Long-Term Deferred Tax Liability, net	169,397	165,382
Long-Term Lease Liabilities	107,268	107,543
Other Long-Term Liabilities	24,824	23,127
Total Long-Term Liabilities	496,489	396,052
Total Liabilities	683,715	626,765
Commitments and Contingencies (Note (16))
TEMPORARY EQUITY
Redeemable Noncontrolling Interest in Subsidiaries	199,261	212,086
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders' Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 109,505,456 Shares Issued	399,488	392,021
Retained Earnings	949,209	930,351
Treasury Stock, at Cost, 8,439,747 and 8,375,077 Shares Class B Common Stock, respectively	(280,845)	(281,032)
Accumulated Other Comprehensive Income (Loss), net of tax	(25,108)	(249)
Total Permanent Equity	1,042,933	1,041,280
Total Liabilities, Temporary Equity and Permanent Equity	$1,925,909	$1,880,131
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended
	March 31,
	2020	2019
Revenue
Investment Advisory Fees, net—Affiliates	$183,238	$155,607
Investment Advisory Fees, net—Other	57,422	55,592
Administrative Service Fees, net—Affiliates	72,199	54,135
Other Service Fees, net—Affiliates	41,447	38,610
Other Service Fees, net—Other	4,877	3,106
Total Revenue	359,183	307,050
Operating Expenses
Compensation and Related	115,335	111,216
Distribution	96,160	77,632
Systems and Communications	14,896	12,794
Professional Service Fees	13,268	10,486
Office and Occupancy	11,771	11,362
Advertising and Promotional	4,995	4,190
Travel and Related	3,159	3,848
Other	6,855	4,633
Total Operating Expenses	266,439	236,161
Operating Income	92,744	70,889
Nonoperating Income (Expenses)
Investment Income, net	1,389	1,030
Gain (Loss) on Securities, net	(15,840)	1,679
Debt Expense	(931)	(1,400)
Other, net	8,345	324
Total Nonoperating Income (Expenses), net	(7,037)	1,633
Income Before Income Taxes	85,707	72,522
Income Tax Provision	22,442	17,911
Net Income Including the Noncontrolling Interests in Subsidiaries	63,265	54,611
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	(913)	65
Net Income	$64,178	$54,546
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic and Diluted	$0.63	$0.54
Cash Dividends Per Share	$0.27	$0.27
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2020	2019
Net Income Including the Noncontrolling Interests in Subsidiaries	$63,265	$54,611

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	(24,859)	7,664
Temporary Equity
Foreign Currency Translation Gain (Loss)	(11,454)	3,714
Other Comprehensive Income (Loss), net of tax	(36,313)	11,378
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	26,952	65,989
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interest in Subsidiaries	(12,367)	3,779
Comprehensive Income Attributable to Federated Hermes, Inc.	$39,319	$62,210
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders' Equity
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2019	$392,210	$930,351	$(281,032)	$(249)	$1,041,280	$212,086
Net Income (Loss)	0	64,178	0	0	64,178	(913)
Other Comprehensive Income (Loss), net of tax	0	0	0	(24,859)	(24,859)	(11,454)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	5,577
Consolidation (Deconsolidation)	0	0	0	0	0	(4,019)
Stock Award Activity	7,467	(16,146)	16,146	0	7,467	2,153
Dividends Declared	0	(27,304)	0	0	(27,304)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	(6,039)
Purchase of Treasury Stock	0	0	(15,959)	0	(15,959)	0
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	(1,870)	0	0	(1,870)	1,870
Balance at March 31, 2020	$399,677	$949,209	$(280,845)	$(25,108)	$1,042,933	$199,261

Balance at December 31, 2018	$367,252	$791,823	$(287,337)	$(14,617)	$857,121	$182,513
Net Income (Loss)	0	54,546	0	0	54,546	65
Other Comprehensive Income (Loss), net of tax	0	0	0	7,664	7,664	3,714
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	42
Stock Award Activity	7,110	(11,830)	11,830	0	7,110	2,126
Dividends Declared	0	(27,217)	0	0	(27,217)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	(2,260)
Purchase of Treasury Stock	0	0	(1,485)	0	(1,485)	0
Balance at March 31, 2019	$374,362	$807,322	$(276,992)	$(6,953)	$897,739	$186,200
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2020	2019
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$63,265	$54,611
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Amortization of Deferred Sales Commissions	408	592
Depreciation and Other Amortization	6,907	7,221
Share-Based Compensation Expense	7,467	7,110
Subsidiary Share-Based Compensation Expense	2,153	2,126
(Gain) Loss on Disposal of Assets	100	492
Provision (Benefit) for Deferred Income Taxes	2,746	4,696
Net Unrealized (Gain) Loss on Investments	15,748	(2,162)
Net Sales (Purchases) of Investments—Consolidated Investment Companies	3,492	8,136
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	8,687	(575)
(Increase) Decrease in Prepaid Expenses and Other Assets	(10,369)	567
Increase (Decrease) in Accounts Payable and Accrued Expenses	(81,461)	(72,337)
Increase (Decrease) in Other Liabilities	10,108	6,282
Net Cash Provided (Used) by Operating Activities	29,251	16,759
Investing Activities
Purchases of Investments—Affiliates and Other	(4,048)	(1,566)
Cash Paid for Business Acquisitions, Net of Cash Acquired	(4,744)	0
Proceeds from Redemptions of Investments—Affiliates and Other	2,192	1,185
Cash Paid for Property and Equipment	(1,557)	(5,060)
Net Cash Provided (Used) by Investing Activities	(8,157)	(5,441)
Financing Activities
Dividends Paid	(27,304)	(27,217)
Purchases of Treasury Stock	(15,000)	(1,485)
Distributions to Noncontrolling Interest in Subsidiaries	(6,039)	(2,260)
Contributions from Noncontrolling Interest in Subsidiaries	5,577	42
Proceeds from New Borrowings	100,000	8,800
Payments on Debt	(5,000)	(13,800)
Other Financing Activities	(1,834)	0
Net Cash Provided (Used) by Financing Activities	50,400	(35,920)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(6,486)	2,264
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	65,008	(22,338)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	249,511	157,426
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	314,519	135,088
Less: Restricted Cash Recorded in Other Current Assets	5,863	0
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	307	603
Cash and Cash Equivalents	$308,349	$134,485
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Notes to the Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation

Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes) provides investment advisory, administrative, distribution and other services to various investment products, including sponsored investment companies and other funds (Federated Hermes Funds) and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets, as well as stewardship services to various companies and real estate development services. The interim Consolidated Financial Statements of Federated Hermes included herein have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In the opinion of management, the financial statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.

In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the Consolidated Financial Statements.

These financial statements should be read in conjunction with Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2019. Certain items previously reported have been reclassified to conform to the current period's presentation.

(2) Recent Accounting Pronouncements

Recently Adopted Accounting Guidance
Credit Losses
On June 16, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology with a current expected credit loss (CECL) model. CECL requires an entity to estimate lifetime expected credit losses based on relevant information about historical events, current conditions and reasonable and supportable forecasts. Federated Hermes adopted Topic 326 on January 1, 2020 using the modified retrospective adoption method. The adoption did not have a material impact on Federated Hermes' Consolidated Financial Statements.
Fair Value Measurement
On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update remove, modify or add disclosure requirements for fair value measurements to improve the effectiveness of disclosures. Federated Hermes adopted Topic 820 on January 1, 2020 using either the prospective or retrospective adoption method, depending on the amendment. The adoption did not have a material impact on Federated Hermes' Consolidated Financial Statements.
Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement
On August 29, 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Federated Hermes adopted this guidance on January 1, 2020 using the prospective adoption method, which did not require the restatement of prior years. The adoption did not have a material impact on Federated Hermes' Consolidated Financial Statements.

(3) Significant Accounting Policies

For a listing of Federated Hermes' significant accounting policies, please refer to Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2019.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(4) Business Combinations

HCL acquisition
On March 5, 2020, Federated Hermes acquired, effective as of March 1, 2020, 100 percent ownership of HGPE Capital Limited for £15.9 million ($20.4 million). The principal activity of HGPE Capital Limited is that of a holding company of an infrastructure and private equity investment management business. As a result of the acquisition of HGPE Capital Limited, Federated Hermes gained control of Hermes GPE LLP (HGPE) (collectively with HGPE Capital Limited, HCL). The addition of London-based HCL provides the opportunity to further accelerate Federated Hermes' global growth.
The HCL acquisition included upfront cash payments that totaled £11.2 million ($14.3 million). The transaction also includes contingent purchase price payments payable through December 2024 that were deposited into escrow. The maximum contingent purchase price payments total £4.7 million ($6.1 million as of March 1, 2020), which primarily represents the payment of certain future carried interest when received. As of March 31, 2020, a liability of $5.9 million, representing the fair value of future consideration payments, was recorded in Other Long-Term Liabilities.
Prior to March 1, 2020, Federated Hermes accounted for its partial ownership interest in HGPE as an equity-method investment recorded in Other Long-Term Assets on the Consolidated Balance Sheets. Management used an independent valuation expert to assist in estimating the fair value of the equity interest in HGPE using primarily the discounted cash flow methodology under the income approach. The acquisition-date fair value of the previous equity interest was $34.5 million. Federated Hermes recognized a gain of $7.5 million as a result of remeasuring the prior equity interest in HGPE held before the business combination and the consolidation of HGPE. The gain is included in Other, net - Nonoperating Income (Expenses) on the Consolidated Statements of Income.
Federated Hermes performed a valuation of the fair market value of the HCL acquisition. Due to the timing of the acquisition and the status of the valuation work, the accounting for the business combination is preliminary. The preliminary results of the initial accounting for the business combination are reflected in the Consolidated Financial Statements as of March 31, 2020 and for the three months then ended and represents management's best estimate of fair value of the acquired assets and liabilities. Provisional amounts will be finalized as new information is obtained about facts and circumstances that existed on March 1, 2020. The final accounting for the business combination may reflect adjustments to the preliminary accounting and such adjustments may be material.
The following table summarizes the preliminary purchase price allocation determined as of the purchase date:

(in millions)
Cash and Cash Equivalents	$14.0
Other Current Assets[1]	11.3
Goodwill[2]	19.1
Intangible Assets[3]	27.6
Other Long-Term Assets	9.8
Less: Liabilities Acquired	(26.9)
Less: Fair Value of Redeemable Noncontrolling Interest in Subsidiary[4]	(34.5)
Total Purchase Price Consideration	$20.4

1	Includes $4.6 million of accounts receivable.

2
The goodwill recognized is attributable to enhanced revenue and AUM growth opportunities from future investors and the assembled workforce of HGPE. In this instance, goodwill is not deductible for tax purposes.

3
Includes $20.3 million for rights to manage fund assets for private equity funds with a weighted-average useful life of 9.0 years and $6.9 million for rights to manage fund assets for infrastructure funds with a weighted-average useful life of 11.0 years, all of which are recorded in Intangible Assets, net on the Consolidated Balance Sheets.

4	The fair value of the noncontrolling interest was determined utilizing primarily the discounted cash flow methodology under the income approach.

The financial results of HCL have been included in Federated Hermes' Consolidated Financial Statements from the March 1, 2020 effective date of the HCL acquisition. For the one month ended March 31, 2020, HCL earned revenue of $2.6 million and net income of $0.3 million (which excludes acquisition-related intangible amortization and does not take into consideration the amounts attributable to the noncontrolling interests).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

MEPC acquisition
Effective January 1, 2020, Hermes Fund Managers Limited (Hermes) acquired MEPC Limited (MEPC) for £8.6 million ($11.4 million). The MEPC acquisition included upfront cash payments of £4.5 million ($6.0 million) and contingent purchase price payments of £4.1 million ($5.4 million), which were recorded in Other Current Liabilities. As of the date of the MEPC acquisition, Hermes primarily recorded intangible assets of $7.8 million and goodwill of $4.2 million.
(5) Revenue from Contracts with Customers
The following table presents Federated Hermes' revenue disaggregated by asset class:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Equity	$137,290	$123,634
Money Market	151,420	117,307
Fixed-Income	46,607	43,677
Other[1]	23,866	22,432
Total Revenue	$359,183	$307,050

1	Primarily includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), Multi-Asset and stewardship services revenue.

The following table presents Federated Hermes' revenue disaggregated by performance obligation:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Asset Management[1]	$240,660	$211,199
Administrative Services	72,199	54,135
Distribution[2]	38,934	36,246
Other[3]	7,390	5,470
Total Revenue	$359,183	$307,050

1
The performance obligation may include administrative, distribution and other services recorded as a single asset management fee under Topic 606, as it is part of a unitary fee arrangement with a single performance obligation.

2	The performance obligation is satisfied at a point in time. A portion of this revenue relates to a performance obligation that has been satisfied in a prior period.

3	Primarily includes shareholder service fees and stewardship services revenue.

The following table presents Federated Hermes' revenue disaggregated by geographical market:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Domestic	$296,362	$252,390
Foreign[1]	62,821	54,660
Total Revenue	$359,183	$307,050

1	This represents revenue earned by non-U.S. domiciled subsidiaries.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents Federated Hermes' revenue disaggregated by product type:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Federated Hermes Funds	$296,885	$248,352
Separate Accounts	57,421	55,592
Other[1]	4,877	3,106
Total Revenue	$359,183	$307,050

1	Primarily includes stewardship services revenue.

Federated Hermes is not required to disclose certain estimates of revenue expected to be recorded in future periods as a result of applying the following exemptions: (1) contract terms are short-term in nature (i.e., expected duration of one year or less due to termination provisions) and (2) the expected variable consideration would be allocated entirely to future service periods.
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at March 31, 2020. Generally, contracts are billed in arrears on a quarterly basis and have a three year duration, after which the customer can terminate the agreement with notice, generally from three to twelve months. Based on existing contracts and the exchange rates as of March 31, 2020, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2020	$7,147
2021	3,695
2022	1,691
2023 and Thereafter	1,292
Total Remaining Unsatisfied Performance Obligations	$13,825

(6) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table presents Federated Hermes' revenue concentration by asset class:

	Three Months Ended
	March 31,
	2020	2019
Equity Assets	38%	40%
Money Market Assets	43%	38%
Fixed-Income Assets	13%	14%

The change in the relative proportion of Federated Hermes' revenue attributable to money market assets for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily the result of a higher proportion of average money market assets to total average assets in 2020 as compared to 2019.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Revenue Concentration by Investment Strategy/Fund

The following table presents Federated Hermes' revenue concentration by investment strategy/fund:

	Three Months Ended
	March 31,
	2020	2019
Federated Government Obligations Fund	12%	9%
Federated Strategic Value Dividend strategy[1]	9%	11%
1    Strategy includes Federated Hermes Funds and Separate Accounts.

A significant and prolonged decline in the AUM in these strategies/fund could have a material adverse effect on Federated Hermes' future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with the Federated Hermes Funds managed in accordance with these strategies/fund.
(c) Revenue Concentration by Intermediary

Approximately 11% and 12% of Federated Hermes' total revenue for the three months ended March 31, 2020 and 2019, respectively, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated Hermes' relationship with this intermediary could have a material adverse effect on Federated Hermes' future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
(7) Consolidation

The Consolidated Financial Statements include the accounts of Federated Hermes, certain Federated Hermes Funds and other entities in which Federated Hermes holds a controlling financial interest. Federated Hermes is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or variable interest entities (VIEs). From time to time, Federated Hermes invests in Federated Hermes Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated Hermes' investment in, and/or receivables from, these Federated Hermes Funds represents its maximum exposure to loss. The assets of each consolidated Federated Hermes Fund are restricted for use by the respective Federated Hermes Fund. Generally, neither creditors of, nor equity investors in, the Federated Hermes Funds have any recourse to Federated Hermes' general credit. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated Hermes.
In the ordinary course of business, Federated Hermes may implement Fee Waivers for various Federated Hermes Funds for competitive, regulatory or contractual reasons. For the three months ended March 31, 2020 and 2019, Fee Waivers totaled $130.5 million and $98.8 million, respectively, of which $100.1 million and $68.1 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business may make capital contributions to certain money market Federated Hermes Funds in connection with the reorganization of such funds into certain affiliated money market Federated Hermes Funds or in connection with the liquidation of a money market Federated Hermes Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund's net asset value (NAV), increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the three months ended March 31, 2020 or 2019.
In accordance with Federated Hermes' consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of March 31, 2020 and December 31, 2019.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Consolidated Voting Rights Entities

Most of the Federated Hermes Funds meet the definition of a VRE, which Federated Hermes will consolidate only when it is deemed to have control. Consolidated VREs are reported on Federated Hermes' Consolidated Balance Sheets primarily in Investments—Consolidated Investment Companies and Redeemable Noncontrolling Interest in Subsidiaries.
(b) Consolidated Variable Interest Entities

As of March 31, 2020 and December 31, 2019, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, a Federated Hermes Fund as a result of its controlling financial interest. The following table presents the balances related to the consolidated Federated Hermes Fund VIE that was included on the Consolidated Balance Sheets as well as Federated Hermes' net interest in the consolidated Federated Hermes Fund VIE for each period presented:

(in millions)	March 31, 2020	December 31, 2019
Investments—Consolidated Investment Companies	$6.1	$13.3
Other Assets	0.6	0.3
Less: Liabilities	0.1	0.1
Less: Redeemable Noncontrolling Interest in Subsidiaries	3.0	9.3
Federated Hermes' Net Interest in Federated Hermes Fund VIEs	$3.6	$4.2

Federated Hermes' net interest in the consolidated Federated Hermes Fund VIE represents the value of Federated Hermes' economic ownership interest in this Federated Hermes Fund. There were no new consolidations or deconsolidations of VIEs during the three months ended March 31, 2020.
(c) Non-Consolidated Variable Interest Entities

Federated Hermes' involvement with certain Federated Hermes Funds that are deemed to be VIEs includes serving as the investment manager, or at times, holding a minority interest or both. Federated Hermes' variable interest is not deemed to absorb losses or receive benefits that could potentially be significant to the VIE. Therefore, Federated Hermes is not the primary beneficiary of these VIEs and has not consolidated these entities.
At March 31, 2020 and December 31, 2019, Federated Hermes' variable interest in non-consolidated VIEs was $72.2 million and $111.9 million, respectively, (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $6.6 billion and $9.6 billion at March 31, 2020 and December 31, 2019, respectively. Of the Receivables—Affiliates at March 31, 2020 and December 31, 2019, $22.4 million and $15.4 million, respectively, related to non-consolidated VIEs and represented Federated Hermes' maximum risk of loss from non-consolidated VIE receivables.
(8) Investments

At March 31, 2020 and December 31, 2019, Federated Hermes held investments in fluctuating-value Federated Hermes Funds of $17.9 million and $20.1 million, respectively, primarily in mutual funds which invest in equity securities. Federated Hermes held investments in Separate Accounts of $7.6 million and $6.8 million at March 31, 2020 and December 31, 2019, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes' investments held in Separate Accounts as of March 31, 2020 and December 31, 2019, were primarily composed of domestic debt securities ($4.4 million and $2.6 million, respectively) and stocks of large U.S. and international companies ($2.4 million and $3.0 million, respectively).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of Federated Hermes' controlling financial interest in these Federated Hermes Funds (see Note (7)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes' Consolidated Balance Sheets.
Federated Hermes' investments held by consolidated Federated Hermes Funds as of March 31, 2020 and December 31, 2019, were primarily composed of domestic and foreign debt securities ($28.7 million and $38.9 million, respectively) and stocks of large international and U.S. companies ($15.8 million and $22.6 million, respectively).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes' investments:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Investments—Consolidated Investment Companies
Unrealized Gains (Losses)	$(10,352)	$1,285
Net Realized Gains (Losses)[1]	3	(461)
Net Gains (Losses) on Investments—Consolidated Investment Companies	(10,349)	824
Investments—Affiliates and Other
Unrealized Gains (Losses)	(5,396)	877
Net Realized Gains (Losses)[1]	(95)	(22)
Net Gains (Losses) on Investments—Affiliates and Other	(5,491)	855
Gain (Loss) on Securities, net	$(15,840)	$1,679
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for classes of Federated Hermes' financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2020
Financial Assets
Cash and Cash Equivalents	$308,349	$0	$0	$308,349
Investments—Consolidated Investment Companies
Equity Securities	6,266	12,169	0	18,435
Debt Securities	0	28,727	0	28,727
Investments—Affiliates and Other
Equity Securities	20,662	75	31	20,768
Debt Securities	0	4,431	300	4,731
Other[1]	8,666	244	0	8,910
Total Financial Assets	$343,943	$45,646	$331	$389,920

Total Financial Liabilities[2]	$557	$1,418	$11,725	$13,700

December 31, 2019
Financial Assets
Cash and Cash Equivalents	$249,174	$0	$0	$249,174
Investments—Consolidated Investment Companies
Equity Securities	7,245	18,383	0	25,628
Debt Securities	0	38,898	0	38,898
Investments—Affiliates and Other
Equity Securities	23,667	335	12	24,014
Debt Securities	0	2,610	311	2,921
Other[1]	2,901	3,177	0	6,078
Total Financial Assets	$282,987	$63,403	$323	$346,713

Total Financial Liabilities[2]	$6	$0	$2,081	$2,087

1	Amounts primarily consist of restricted cash and security deposits as of March 31, 2020 and a derivative asset and security deposits as of December 31, 2019.

2	Amounts primarily consist of acquisition-related future contingent consideration liabilities and derivative liabilities.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at March 31, 2020 or December 31, 2019.

Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $245.0 million and $222.1 million at March 31, 2020 and December 31, 2019, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
Investments—Consolidated Investment Companies—Equity Securities
Investments—Consolidated Investment Companies—Equity Securities represent equity securities held by consolidated Federated Hermes Funds. For publicly traded equity securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. The fair value of certain equity securities traded principally in foreign markets and held by consolidated Federated Hermes Funds are determined by a third-party pricing service (Level 2).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Investments—Consolidated Investment Companies—Debt Securities
Investments—Consolidated Investment Companies—Debt Securities primarily represent domestic and foreign bonds held by consolidated Federated Hermes Funds. The fair value of these securities may include observable market data such as valuations provided by independent pricing services after considering factors such as the yields or prices of investments of comparable quality, coupon, maturity, call rights and other potential prepayments, terms and type, reported transactions, indications as to values from dealers and general market conditions (Level 2).
Investments—Affiliates and Other—Equity Securities
Investments—Affiliates and Other—Equity Securities primarily represent equity investments in fluctuating-value Federated Hermes Funds, as well as investments held in Separate Accounts. For publicly traded equity securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. For investments in fluctuating-value Federated Hermes Funds that are publicly available, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. The fair value of certain equity securities traded principally in foreign markets are determined by third-party pricing services (Level 2).
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

Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes may be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of March 31, 2020, acquisition-related future consideration liabilities of $11.7 million were primarily related to business combinations made in the first quarter of 2020 and were recorded in Other Current Liabilities ($5.8 million) and Other Long-Term Liabilities ($5.9 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).

The following table presents a reconciliation of the beginning and ending balances for Federated Hermes' liability for future consideration payments related to these acquisitions:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Beginning Balance	$2,081	$346
New Acquisition[1]	11,429	0
Changes in Fair Value	49	414
Contingent Consideration Payments	(1,834)	(228)
Ending Balance	$11,725	$532

1	Amounts include the preliminary fair value of the contingent payment liability recorded in connection with new acquisitions.
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the securities are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of March 31, 2020 and December 31, 2019, these investments totaled $6.2 million and $3.7 million, respectively, and were recorded in Other Long-Term Assets.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Fair Value Measurements on a Nonrecurring Basis

Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2020.

(c) Fair Value Measurements of Other Financial Instruments

The fair value of Federated Hermes' debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.

(10) Derivatives

Hermes, a British Pound Sterling-denominated majority-owned subsidiary of Federated Hermes, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar. None of the forwards have been designated as hedging instruments for accounting purposes. As of March 31, 2020, this subsidiary held foreign currency forward derivative instruments with a combined notional amount of £55.0 million and expiration dates ranging from June 2020 through December 2020. Federated Hermes recorded $1.4 million in Other Current Liabilities on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of March 31, 2020.
As of December 31, 2019, this subsidiary held foreign currency forward derivative instruments with a combined notional amount of £53.0 million and expiration dates ranging from March 2020 through September 2020. Federated Hermes recorded $3.1 million in Receivables on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2019.
(11) Intangible Assets, including Goodwill

Intangible Assets, net at March 31, 2020 increased $12.5 million from December 31, 2019 primarily due to $27.6 million of intangible assets recorded in connection with the HCL acquisition and $7.8 million in connection with the MEPC acquisition (see Note (4) for additional information). These increases were partially offset by a $20.7 million decrease in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations.
Goodwill at March 31, 2020 increased $15.3 million from December 31, 2019 primarily due to $19.1 million of goodwill recorded in connection with the HCL acquisition and $4.2 million related to the MEPC acquisition. These increases were partially offset by an $8.1 million decrease in the value of goodwill denominated in a foreign currency as a result of foreign exchange rate fluctuations.
(12) Debt

On June 5, 2017, Federated Hermes entered into an unsecured Third Amended and Restated Credit Agreement by and among Federated Hermes, certain of its subsidiaries as guarantors party thereto, a syndicate of ten banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and TD Bank, N.A. as documentation agent (Credit Agreement). The Credit Agreement consists of a $375 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The interest on the revolving credit facility is calculated at the monthly London Interbank Offering Rate (LIBOR) plus a spread. The borrowings under the revolving credit facility may include up to $25 million for which interest is calculated at the daily LIBOR plus a spread (Swing Line). On July 1, 2018, Federated Hermes entered into an amendment to the Credit Agreement to add certain definitions and to amend certain negative covenants relating to indebtedness, guarantees, and restrictions on dividends, related to the 2018 acquisition of a controlling interest in Hermes (Hermes Acquisition). This amendment contains other customary conditions, representations, warranties and covenants.
The Credit Agreement, which expires on June 5, 2022, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, may elect to make discretionary principal payments. During the first quarter 2020, Federated Hermes borrowed $100 million from the revolving credit facility for general corporate purposes. As of March 31, 2020 and December 31, 2019, the amounts outstanding under the revolving credit facility were $195 million and $100 million, respectively, and were recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 2.334% and 2.816% as of March 31, 2020 and December 31, 2019, respectively, which was calculated at

Notes to the Consolidated Financial Statements (continued)
(unaudited)

LIBOR plus a spread. The commitment fee under the Credit Agreement currently is 0.125% per annum on the daily unused portion of each Lender's commitment. As of March 31, 2020, Federated Hermes has $180 million available for borrowings.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated Hermes was in compliance with all covenants at and during the three months ended March 31, 2020 (see the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Second Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.
(13) Share-Based Compensation Plans

During the three months ended March 31, 2020, Federated Hermes awarded 649,581 shares of restricted Federated Hermes Class B common stock, all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated Hermes' Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over three years.
During 2019, Federated Hermes awarded 928,324 shares of restricted Federated Hermes Class B common stock under its Stock Incentive Plan. Of this amount, 498,324 shares were awarded in connection with the aforementioned bonus program in 2019. The remaining shares were awarded to certain key employees and generally vest over ten years.
(14) Equity

In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 4 million shares of Class B common stock. This program was fulfilled in March 2020. In March 2020, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 500 thousand shares of Class B common stock. No other programs existed as of March 31, 2020. The programs authorize executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes' board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the first three months of 2020, Federated Hermes repurchased approximately 714 thousand shares of its Class B common stock for $16.0 million ($1.0 million of which was accrued in Other Current Liabilities as of March 31, 2020), most of which were repurchased in the open market. At March 31, 2020, approximately 347 thousand shares remain available to be purchased under Federated Hermes' remaining buyback program. See Note (19) for information regarding a new share repurchase program approved by the board of directors on April 30, 2020.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents the activity for the Class B common stock and Treasury stock for the three months ended March 31, 2020 and 2019. Class A shares have been excluded as there was no activity during the three months ended March 31, 2020 or 2019.

	Three Months Ended
	March 31,
	2020	2019
Class B Shares
Beginning Balance	101,130,379	100,803,382
Stock Award Activity	649,581	498,324
Purchase of Treasury Stock	(714,251)	(60,833)
Ending Balance	101,065,709	101,240,873

Treasury Shares
Beginning Balance	8,375,077	8,702,074
Stock Award Activity	(649,581)	(498,324)
Purchase of Treasury Stock	714,251	60,833
Ending Balance	8,439,747	8,264,583

(15) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes for:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2020	2019
Numerator
Net Income Attributable to Federated Hermes, Inc.	$64,178	$54,546
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(2,410)	(2,135)
Total Net Income Attributable to Federated Hermes Common Stock - Basic	$61,768	$52,411
Less: Total Net Income Available to Unvested Restricted Shareholders of a Nonpublic Consolidated Subsidiary	(88)	(33)
Total Net Income Attributable to Federated Hermes Common Stock - Diluted	$61,680	$52,378
Denominator
Basic Weighted-Average Federated Hermes Common Stock[2]	97,345	96,994
Dilutive Potential Shares from Stock Options	0	1
Diluted Weighted-Average Federated Hermes Common Stock[2]	97,345	96,995
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock – Basic and Diluted[2]	$0.63	$0.54

1	Includes dividends paid on unvested restricted Federated Hermes Class B Common shares and their proportionate share of undistributed earnings attributable to Federated Hermes shareholders.

2	Federated Hermes Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

(16) Commitments and Contingencies

(a) Contractual
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes may be required to make future consideration payments if certain contingencies are met. See Note (9) for additional information regarding these payments.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Contingencies
Certain revenue earned by a subsidiary of Federated Hermes related to carried interest received from certain funds is subject to clawback provisions (Carried Interest). As a result of the significant impact of the coronavirus pandemic (COVID-19) on markets, it is probable that the market value of the assets held by these funds will be reduced at the December 31, 2020 valuation date, resulting in a portion or all of this Carried Interest being repaid in 2021. As of March 31, 2020, approximately $9 million of Carried Interest is subject to clawback, however due to the uncertainty of the impact that COVID-19 will have on the value of the assets held by these funds as of the December 31, 2020 valuation date, an estimate of the clawback of Carried Interest cannot be made.
(c) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated Hermes guarantee certain financial obligations of Federated Hermes, Inc., and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes' right to challenge the claim. Further, Federated Hermes' obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes' obligations and the unique facts and circumstances involved in each particular agreement. As of March 31, 2020, management does not believe that a material loss related to any of these matters is reasonably possible.
(d) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of March 31, 2020, Federated Hermes does not believe that a material loss related to these claims is reasonably possible.
(17) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders

The components of Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes shareholders are as follows:

(in thousands)	Foreign Currency Translation Gain (Loss)
Balance at December 31, 2019	$(249)
Other Comprehensive Income (Loss)	(24,859)
Net Current-Period Other Comprehensive Income (Loss)	(24,859)
Balance at March 31, 2020	$(25,108)

Balance at December 31, 2018	$(14,617)
Other Comprehensive Income (Loss)	7,664
Net Current-Period Other Comprehensive Income (Loss)	7,664
Balance at March 31, 2019	$(6,953)

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(18) Redeemable Noncontrolling Interest in Subsidiaries

The following table presents the changes in Redeemable Noncontrolling Interest in Subsidiaries:

(in thousands)	Consolidated Investment Companies	Hermes	Total
Balance at December 31, 2019	$19,872	$192,214	$212,086
Net Income (Loss)	(2,802)	1,889	(913)
Other Comprehensive Income (Loss), net of tax	0	(11,454)	(11,454)
Subscriptions—Redeemable Noncontrolling Interest Holders	5,577	0	5,577
Consolidation/(Deconsolidation)	(4,019)	0	(4,019)
Stock Award Activity	0	2,153	2,153
Distributions to Noncontrolling Interest in Subsidiaries	(6,039)	0	(6,039)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	1,870	1,870
Balance at March 31, 2020	$12,589	$186,672	$199,261

Balance at December 31, 2018	$11,626	$170,887	$182,513
Net Income (Loss)	678	(613)	65
Other Comprehensive Income (Loss), net of tax	0	3,714	3,714
Subscriptions—Redeemable Noncontrolling Interest Holders	42	0	42
Stock Award Activity	0	2,126	2,126
Distributions to Noncontrolling Interest in Subsidiaries	(2,260)	0	(2,260)
Balance at March 31, 2019	$10,086	$176,114	$186,200

During 2020, the Hermes Redeemable Noncontrolling Interest in Subsidiaries carrying value was adjusted by $1.9 million to the current redemption value, assuming the Hermes noncontrolling interest was redeemable at the balance sheet date. The noncontrolling interest was adjusted through a corresponding adjustment to retained earnings.
(19) Subsequent Events

On April 30, 2020, the board of directors declared a $0.27 per share dividend to shareholders of record as of May 11, 2020 to be paid on May 15, 2020.
On April 30, 2020, the board of directors authorized an additional share repurchase program with no stated expiration date that allows the buy back of up to 3.5 million shares of Class B common stock. This program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes' board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). See Note (14) for additional information on Federated Hermes' share repurchase programs.

Part I, Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations (unaudited)

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2019.

General

Federated Hermes is one of the largest investment managers in the U.S. with $605.8 billion in managed assets as of March 31, 2020. The majority of Federated Hermes' revenue is derived from advising Federated Hermes Funds and Separate Accounts in both domestic and international markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing), as well as stewardship services and real estate development services.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated Hermes' revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated Hermes' investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement. Fee rates for Federated Hermes' services generally vary by asset and service type and may vary based on changes in asset levels. Generally, management-fee rates charged for advisory services provided to equity and multi-asset products and strategies are higher than management-fee rates charged to fixed-income and alternative/private markets products and strategies, which in turn are higher than management-fee rates charged to money market products and strategies. Likewise, Federated Hermes Funds typically have a higher management-fee rate than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated Hermes may implement Fee Waivers for competitive reasons such as to maintain certain fund expense ratios, to maintain positive or zero net yields, to meet regulatory requirements or to meet contractual requirements. Since Federated Hermes' products are largely distributed and serviced through financial intermediaries, Federated Hermes pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products and strategies. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds.
Federated Hermes' most significant operating expenses are Compensation and Related expense and Distribution expense. Compensation and Related expense includes base salary and wages, incentive compensation and other employee expenses including payroll taxes and benefits. Incentive compensation, which includes stock-based compensation, can vary depending on various factors including, but not limited to, the overall results of operations of Federated Hermes, investment management performance and sales performance.
The discussion and analysis of Federated Hermes' financial condition and results of operations are based on Federated Hermes' Consolidated Financial Statements. Management evaluates Federated Hermes' performance at the consolidated level. Therefore, Federated Hermes operates in one operating segment, the investment management business. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated Hermes' growth and profitability are dependent upon its ability to attract and retain AUM and upon the profitability of those assets, which is impacted, in part, by Fee Waivers. Fees for mutual fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes that meaningful indicators of Federated Hermes' financial performance include AUM, gross and net product sales, total revenue and net income, both in total and per diluted share.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Business Developments

COVID-19 Pandemic
The outbreak of this respiratory disease was first detected in China in late 2019 and has subsequently spread internationally. COVID-19 has resulted in travel bans, closing of borders, changes to the ways in which healthcare workers prepare and deliver services, enhanced monitoring and increased health screenings/testing, increased data analytics, efforts to develop effective vaccines and identify effective therapeutics, enhanced disinfection and contamination procedures, stay-at-home orders, quarantines, cancellations and disruptions to supply chains, workflow operations and customer activity, as well as general concern and uncertainty. COVID-19 also has resulted in economic uncertainty, market volatility, trading halts, market illiquidity and declining stock prices, among other effects. See Part II, Item 1A - Risk Factors in this Quarterly Report on Form 10-Q for additional information regarding the impacts, and potential impacts, resulting from COVID-19. Policymakers have responded to certain apparent and acute economic and market consequences with monetary and fiscal policy actions. Regulators have taken actions focused on facilitating market function and preserving market integrity, as well as providing guidance and relief to market participants affected by COVID-19. See the Business Developments - Current Regulatory Environment section of Management's Discussion and Analysis for additional information regarding the monetary and fiscal policy actions taken by governmental authorities.
Federated Hermes has not instituted its business continuity plans in its U.S. offices as there has not been a significant disruption of its business processes, allowing it to remain fully operational and to continue to provide services to its customers. Federated Hermes' London-based office, which includes the international business of Federated Hermes, did implement its business continuity plans on March 20, 2020 per the advice of the U.K.'s government and regulators.
Federated Hermes has designated an internal task force to address events related to COVID-19 that have impacted or that may impact Federated Hermes' business. Federated Hermes also has taken a number of other prudent steps to seek to ensure the resiliency of Federated Hermes' business, to provide for the safety of our employees and to keep our customers informed through the related market volatility. For example, Federated Hermes is complying with applicable Federal and state government orders and guidance, as well as the Centers for Disease Control and Prevention's and state health departments' health guidance and enhanced disinfection and contamination procedures. Technology investments in laptops for employees and expanded internet bandwidth have allowed Federated Hermes to remain fully operational while implementing work-from-home options, supporting social distancing, and continuing to deliver Federated Hermes' investment products and services to customers while at the same time taking steps to safeguard the health and safety of employees. Among other actions, Federated Hermes has taken the following steps:

•	Federated Hermes restricted business travel on March 12, 2020 and, instead, is using calls or virtual meetings with clients and prospects.

•	The company instituted a travel ban to 11 countries, including those designated as high risk by the U.S. Centers for Disease Control and Prevention (CDC) on February 27, 2020.

•
While Federated Hermes' offices remain open, remote-work options have been implemented for much of our global workforce to support social distancing; over 95 percent of Federated Hermes' employees are successfully working remotely.

•
Federated Hermes investment professionals and strategists are frequently publishing fresh content to the Insights section of Federated Hermes' website offering customers unique perspectives during these difficult markets.

Federated Hermes is also prepared to implement a variety of other strategies to ensure the resiliency of Federated Hermes' business. Examples include: transferring processes to alternate personnel, prioritizing technology resources to service critical processing and leveraging service providers and counterparties for the most efficient delivery of services. In addition, Federated Hermes is encouraging everyone to take normal precautions such as washing hands and staying home if sick.
Federated Hermes is evaluating options and considering details of its plans for when and how to bring employees back to our offices. The company plans to take a measured approach that involves implementing procedures aimed at safeguarding employee health and continuing to provide a high level of client service. Federated Hermes expects those procedures and related timelines to vary by location in order to meet local regulatory guidelines and support community health practices.
Federated Hermes' continues to monitor the ongoing global health situation through contact with the CDC, the U.S. Securities and Exchange Commission, the World Health Organization and the Securities Industry and Financial Markets Association (SIFMA), a financial services industry trade association, among others. As of March 31, 2020, while Federated Hermes' stock

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

price has declined, along with those of other public companies amidst the decline in stock prices on major exchanges. As of March 31, 2020, COVID-19 has not materially affected Federated Hermes' business, operations, financial condition or cash flows. See Part II, Item 1A - Risk Factors in this Quarterly Report on Form 10-Q for an update regarding the risks to Federated Hermes presented by COVID-19.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of COVID-19, the Federal Open Market Committee of the Federal Reserve Board (FOMC) decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Beginning in the first quarter 2020, Federated Hermes began to waive fees in order for certain money market funds to maintain positive or zero net yields. These Voluntary Yield-related Fee Waivers have been partially offset by related reductions in distribution expense as a result of Federated Hermes' mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.
These fee waivers were not material for the three months ended March 31, 2020. Assuming asset levels and mix remain constant and based on recent and expected market conditions, Voluntary Yield-related Fee Waivers for the second quarter of 2020 may result in a negative pre-tax impact on income of approximately $3 million. While the level of these fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these waivers. The actual amount of future fee waivers and the resulting negative impact of these waivers could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, yields on instruments available for purchase by the money market funds, actions by the FOMC, the U.S. Department of Treasury, the SEC, Financial Stability Oversight Council (FSOC) and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties, Federated Hermes' willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by any one or more third parties.
Current Regulatory Environment
Domestic
The outbreak of COVID-19 has shifted the regulatory environment in the United States, and globally, toward the adoption of measures intended to provide regulatory flexibility and market stabilization. (See Item 1A-Risk Factors under the heading "Potential Adverse Effects of Unpredictable Events or Consequences" in Federated Hermes, Inc. Form 10-K for the fiscal year ended December 31, 2019, and Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, for discussions regarding the risks posed by COVID-19). This shift in regulatory focus may result in a slowdown in the pace of at least some previously proposed or expected rules and regulations. The SEC (among other regulatory authorities, self-regulatory organizations or exchanges) has implemented "social distancing" requirements for its personnel (including transitioning to a full telework posture with limited exceptions as of March 10, 2020), and postponed or canceled public meetings and gatherings. The SEC has stated that it is focused on: (i) maintaining the continuity of its operations; (ii) monitoring market functions and system risks; (iii) providing prompt, targeted regulatory relief and guidance to issuers, investment advisers and other registrants impacted by COVID-19 to facilitate continuing operations, including in connection with the execution of their business continuity plans; and (iv) maintaining enforcement and investor protection efforts, particularly with regard to the protection of critical market systems and what the SEC deems to be the most vulnerable investors. The longer term impact of these and other measures in response to COVID-19 to the pace of new or proposed rules and regulations is unknown.
The SEC has announced that under its current operating posture, in addition to its COVID-19 focused efforts, it remains engaged on rulemakings and other matters, and may make adjustments to the SEC's rulemaking agenda as necessary. In an April 3, 2020 public statement, SEC Commissioner Allison Herren Lee stated that the SEC should move quickly and clearly to extend current and recently closed comment periods on proposed rules to ensure the public has an adequate opportunity to provide full and complete comments. In an April 8, 2020 public statement, SEC Commissioner Elad L. Roisman indicated that, in his view, the SEC must not refrain from pursuing regulatory actions besides those related to COVID-19. He stated that the SEC should continue its work as long as the SEC has the ability to do so, and, if circumstances change further, consider readjusting its agenda by extending deadlines to gather more feedback or pushing back implementation dates. Currently, the SEC has stated that it will not take final action before May 1, 2020 with respect to any proposals with comment periods that expired in March 2020 in order to allow commenters additional time, if needed, with respect to certain proposed rules. SEC

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Commissioner Lee also stated that the SEC should proceed with great caution in considering whether to take regulatory action outside of that called for by COVID-19 and its ramification for the public, investors, markets and economy. The regulatory actions to address COVID-19, any other rules and regulations that have or are expected to become effective, and any new proposed rules and regulations, continue to impact the investment management industry (collectively, both domestically and abroad, as applicable, Regulatory Developments).
Additionally, COVID-19 has prompted legislative intervention in the form of stimulus measures. In March 2020 Congress passed an economic stimulus package, titled the Coronavirus Aid, Relief, and Economic Security (CARES) Act, in an effort to mitigate the economic impact of COVID-19. Federated Hermes is assessing its potential impact. While regulators and legislators confront the challenges presented by COVID-19, efforts also continue to eliminate certain regulatory requirements. For example, legislation has been introduced in both the Senate and the House of Representatives in 2019 in a continuing effort to get revisions to money market fund reform passed and signed into law. The proposed law would permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements for, institutional and municipal (or tax-exempt) money market funds. These requirements were imposed under the SEC's structural, operational and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance). Compliance with the 2014 Money Fund Rules and Guidance became effective on October 14, 2016. Federated Hermes continues to support efforts to permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements imposed under the 2014 Money Fund Rules and Guidance for, institutional and municipal (or tax-exempt) money market funds.
COVID-19 has also spurred direct intervention from the U.S. Federal Reserve (Fed) in order to address market inefficiencies and provide backstops as necessary. For example:

•
On March 17, 2020, the Fed announced the establishment of a Commercial Paper Funding Facility (CPFF) through a special purpose vehicle (SPV) that will purchase unsecured and asset-backed commercial paper rated A1/P1 (as of March 17, 2020) directly from eligible companies. The CPFF program provides a "liquidity backstop" to U.S. issuers of commercial paper, and may indirectly benefit funds, such as prime money market funds, seeking to sell commercial paper to cover redemptions driven by market volatility.

•
On March 18, 2020, the Fed announced a Money Market Mutual Fund Liquidity Facility (MMLF) program through which the Federal Reserve Bank of Boston will make loans available to eligible financial institutions secured by high-quality assets purchased by the financial institution from money market mutual funds. The MMLF program is intended to further assist money market funds in meeting demands for redemptions, enhancing overall market functioning and increasing credit provision to the broader economy.

•
On March 23, 2020, the Fed announced the establishment of the Secondary Market Corporate Credit Facility (SMCCF). Under the SMCCF, the Federal Reserve Bank of New York will lend, on a recourse basis, to an SPV that will purchase in the secondary market corporate debt issued by eligible issuers. The SPV will purchase eligible individual corporate bonds as well as eligible corporate bond portfolios in the form of exchange traded funds (ETFs) in the secondary market. The SMCCF is intended to provide liquidity for outstanding corporate bonds, including those held by fixed income mutual funds. The SMCCF will cease purchasing eligible corporate bonds and eligible ETFs no later than September 30, 2020, unless it is extended by the Fed.

•
On March 23, 2020, the Fed announced that the Federal Open Market Committee (FOMC) will purchase Treasury securities and agency mortgage-backed securities in the amounts needed to support smooth market functioning and effective transmission of monetary policy to broader financial conditions and the economy. The FOMC had previously announced it would purchase at least $500 billion of Treasury securities and at least $200 billion of mortgage-backed securities. In addition, the FOMC will include purchases of agency commercial mortgage-backed securities in its agency mortgage-backed security purchases.

The current regulatory environment has affected, and is expected to continue to affect, to varying degrees, Federated Hermes' business, results of operations, financial condition and/or cash flows. Increased regulation and Regulatory Developments have required, and are expected to continue to require, additional internal and external resources to be devoted to technology, legal, compliance, operations and other efforts to address regulatory-related matters, and have caused, and may continue to cause, product structure, pricing, offering and development effort adjustments, as well as changes in asset flows and mix, customer relationships, revenues and operating income. The degree of impact of Regulatory Developments can vary and is uncertain.
In the first quarter of 2020, the SEC proposed or adopted new rules that impact U.S. investment management industry participants, including Federated Hermes. For example:

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

•	Among a myriad of other exemptive orders, no-action and other relief or guidance issued by the SEC or its staff relating to COVID-19:

•
On April 22, 2020, the staff of the SEC Division of Investment Management announced an extension to the EDGAR filing window effective April 29, 2020, from 5:30 p.m. to 10:00 p.m. Eastern Daylight Time (EDT) for registered investment company and business development filings to mitigate potential filing delays due to the ongoing impacts of COVID-19.

•
On April 14, 2020 the staff of the SEC Division of Investment Management published a statement that they are focused on ensuring that investment companies continue to meet their obligations under federal securities laws to provide material and timely information to investors. The SEC staff stated its expectation that issuers prepare to meet their required deadlines for investment company prospectus updates and financial statements, and should review their risk disclosures to incorporate COVID-19 related events that may affect the investment company and its investments.

•
On April 2, 2020, the SEC staff published amendments to the Frequently Asked Questions (FAQs) about the Custody Rule under the Advisers Act to indicate that the SEC Division of Investment Management would not consider an investment adviser to have custody of client assets if a client sends funds to the investment adviser's office and the investment adviser's staff is working remotely. The SEC staff indicated that it would not recommend enforcement actions against investment advisers where independent auditors cannot complete surprise exams required under Rule 206(4)-2 under the Advisers Act (Custody Rule) within the 120-day deadline due to logistical disruptions. The SEC staff also indicated that it would not recommend enforcement actions against investment advisers if physical certificates representing client investments cannot be maintained at qualified custodians so long as the investment advisers satisfy certain conditions. This relief will last for the duration of the custodians being closed and until such time as physical certificates can reasonably be placed with a qualified custodian or similar securities can reasonably be issued using an approach consistent with the Custody Rule.

•
As of March 31, 2020, the SEC issued four exemptive orders that provide regulatory relief for various types of funds and investment advisers relating to COVID-19, including (in relevant part): relaxing in-person board meeting requirements for mutual funds under the 1940 Act; relaxing funds' annual and semi-annual report transmittal obligations; extending the filing deadlines for Form N-CEN, Form N-PORT, and Form N-23C-2; and extending the filing deadlines for investment advisers with respect to Form ADV. The relief granted by these exemptive orders is limited to filings due on or before June 30, 2020. In its recent COVID-19 Frequently Asked Questions (FAQ) posting, dated April 27, 2020, the SEC staff provided guidance regarding the availability of the SEC's March 25, 2020 order granting temporary exemptive relief from the deadline for wrap brochure delivery to advisors participating in wrap programs that rely upon the sponsor to meet this obligation. An advisory subsidiary of Federated Hermes has relied on this relief because a sponsor's mail vendor was unable to deliver the advisory subsidiary's Summary of Material Changes to its Form ADV, Part 2A brochure in a timely manner.

•
On March 20, 2020 the SEC issued an order temporarily waiving (until May 30, 2020) transfer agent requirements for processing securities transfers, maintaining investor ownership records and submitting officials' fingerprints to the U.S. attorney if firms cannot comply on account of business disruption from COVID-19. Transfer agents are required to notify the SEC of their intent to use the relief.

•
On March 19, 2020 and March 26, 2020, the SEC staff released two no action letters to the Investment Company Institute providing no-action relief for affiliates to make certain purchases of debt securities from open end investment companies that would otherwise be prohibited under Section 17(a) of, or Rule 17a-9 under, the 1940 Act. Initially, the relief was granted only to money market funds and their affiliated persons that are not registered investment companies, but in the subsequent March 26, 2020 no action letter, the SEC extended the relief to funds that are not exchange traded funds (ETFs) and do not hold themselves out as money market funds, and their affiliated persons that are not registered investment companies. The relief granted under the no action letters is temporary and their effectiveness will cease upon notice from the SEC staff.

•
On March 13, 2020, the SEC's Division of Corporate Finance released its guidance for issuers registered under Section 12 of the Exchange Act to conduct virtual or hybrid annual shareholder meetings through the internet or other electronic means in lieu of in-person meetings, in light of COVID-19. While the ability to conduct such virtual or hybrid annual meetings is governed by state law, and the issuers' governing documents, the SEC staff expects issuers to notify shareholders, intermediaries involved in the proxy process, and other market participants of such plans in a timely manner and disclose clear directions as to the logistical details of the virtual or hybrid meeting, including how shareholders can remotely access, participate in, and vote at such meetings. The SEC staff also provided an alternative

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

approach to notifying shareholders of changes for previously announced shareholder meetings for the purpose of switching to a virtual or hybrid annual meeting.

•
On March 4, 2020, the SEC issued an order applicable to entities subject to Exchange Act reporting obligations, such as public companies, granting them a 45 day extension for their periodic report filing obligations and proxy and information statement filings. The order covers filings that such entities would have been required to file between March 1, 2020 and April 30, 2020. In a subsequent order on March 25, 2020, the SEC extended the applicable period through July 1, 2020. To obtain relief, affected entities must make a securities filing by the later of March 16 or the original reporting deadline stating that they intend to rely on the relief, providing a description of the reason that they require the relief, and disclosing the date by which they intend to file, together with applicable risk factors. If the reason that the relief is sought pertains to the inability of third parties to provide required information, the entity seeking relief must include in its filing a signed statement from the third party.

•
On March 3, 2020, the SEC requested comment on Rule 35d-1 under the 1940 Act (Names Rule), to determine whether the Name Rule can be improved to help ensure that fund names inform and do not mislead investors. Comments currently are due by May 5, 2020. In its release, the SEC indicated that it was particularly concerned about certain challenges regarding the application of the Names Rule, including in connection with: (i) the use of derivatives and other financial instruments that provide leverage, because the Names Rule involves an asset-based test; (ii) the use of hybrid financial instruments (e.g., convertibles) that have some, but not all, of the characteristics of more common asset types that are used in a fund's name; (iii) the indices used by index funds that are not investment companies and not subject to the Names Rule, and where the index constituents may not always be closely tied to the type of investment suggested by the index's name; (iv) investment mandates that include criteria that require some degree of qualitative assessment or judgment of certain non-financial characteristics (such as funds that include one or more environmental, social, and governance-oriented assessments or judgments in their investment mandates, since firms may inconsistently treat such terms (e.g., ESG) as either an investment strategy, which would not be subject to the Names Rule, or as a type of investment, which would be subject to the Names Rule); and (v) generalized concerns about the incentives for managers to select fund names that are more likely to attract assets (such as names suggesting various emerging technologies) but that may not be consistent with the purpose of the Names Rule.

Investment management industry participants, such as Federated Hermes, also continued, and will continue, to monitor, plan for and implement certain changes in response to new proposed or adopted rules, such as the following (which Federated Hermes described in greater detail in its prior public filings):

•
On April 21, 2020, the SEC proposed new rule 2a-5 under the 1940 Act, establishing a framework for funds' fair value determinations. The rule is designed to clarify how fund boards can satisfy their valuation obligations in light of market developments that have arisen since the SEC last addressed fund valuation practices in a pair of releases issued in 1969 and 1970. The rule would establish requirements for determining the fair value of a fund's investments in good faith and would permit boards to assign that determination to the fund's investment adviser, subject to board oversight and certain other conditions. The rule would also define "readily available" market quotations for purposes of the 1940 Act, which will have important implications for thinly traded or more complex assets. The public comment period will remain open until July 21, 2020. Federated Hermes is reviewing the proposed rule and its impact on Federated Hermes' and its funds' valuation policies.

•
On April 8, 2020, the SEC adopted a final rule to permit registered closed-end funds and business development companies to use the registration, offering and communications reforms the SEC had previously adopted for operating companies under the 1933 Act and to further harmonize the disclosure and regulatory framework for these funds with that of operating companies. The SEC adopted the final rule largely as it had been proposed in the initial rule proposal. The rule amendments implement provisions of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the CEF Act) and Small Business Credit Availability Act (the BDC Act), and generally provide eligible closed-end funds and business development companies with flexibility to follow more lenient securities offering rules currently available to traditional public operating companies. The final rule may benefit certain types of business development companies or closed-end funds, such as exchange listed closed-end funds, but would impose additional regulatory requirements on other types of funds, such as continuously offered closed-end funds (including interval and tender offer closed-end funds). Federated Hermes offers exchange listed and continuously offered closed-end funds. The effective date of the final rule is August 1, 2020, with certain amendments to other rules being effective August 1, 2021. Compliance dates for the various aspects of the final rule range from one year to two years after the effective date. Federated Hermes is evaluating the final rule and its impact on its closed-end fund product offerings.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

•
On December 30, 2019, the SEC proposed amendments to Rule 2-01 of Regulation S-X seeking to codify certain staff consultations and modernize certain aspects of its auditor independence framework. The amendments would limit the scope of potential independence-impairing relationships that arise among funds in a mutual fund complex, shorten the look-back period for domestic first time filers in assessing compliance with the independence requirements, expand the number of de minimis consumer loans to the categorical exclusions from independence-impairing lending relationships, further develop the concept of beneficial ownership, and introduce a transition framework to address inadvertent independence violations that only arise as a result of merger and acquisition transactions. The public comment period on the proposed amendments ended on March 16, 2020; however in response to COVID-19, the SEC has stated it will not take final action before May 1, 2020 in order to allow commenters additional time, if needed. Federated Hermes is assessing the most recent amendments to determine the extent to which they mitigate risk that Federated Hermes' or the Federated Hermes Funds' auditors will inadvertently implicate the auditor independence rules.

•
On November 25, 2019, the SEC re-proposed Rule 18f-4 under the 1940 Act (the "Derivatives Rule"), which regulates the use of derivatives by mutual funds, closed end funds, ETFs, and other investment companies. Among other requirements, the Derivatives Rule imposes a requirement for funds to adopt and implement a derivatives risk management program that meets certain criteria (including stress testing and back-testing) with board oversight and reporting by a dedicated administrator appointed by the board. The re-proposed Derivatives Rule also caps a fund's leverage at 150% based upon the value-at-risk (VaR) relative to a designated reference index, subject to certain exceptions. The SEC has also proposed amendments to investment company reporting requirements to enhance its ability to oversee funds' use of, and compliance with, the Derivatives Rule, and for the SEC and the public to have greater insight into the impact that funds' use of derivatives would have on their portfolios. Finally, the SEC proposed to rescind its 1979 general statement of policy (Release 10666), which sets forth the parameters for funds to use derivatives in compliance with Section 18 of the 1940 Act. The public comment period on the proposed Derivatives Rule ended on March 20, 2020, however in response to COVID-19, the SEC has stated it will not take final action before May 1, 2020 in order to allow commenters additional time if needed. Federated Hermes is assessing the potential impact of the Derivatives Rule, but does not expect the Derivatives Rule to have a significant impact on its business, results of operations, financial condition and/or cash flows or the Federated Hermes Funds.

•
On November 5, 2019, the SEC proposed two amendments to its rules governing proxy solicitations. In addition to addressing changes to the procedure for submitting shareholder proposals, the proposed amendments largely seek to codify prior SEC guidance released on August 21, 2019 in several important respects. The amendments would codify the SEC's interpretation that proxy voting advice generally constitutes a solicitation within the meaning of the 1934 Act. The amendments would condition the availability of certain exemptions from the existing proxy information and filing requirements of the federal proxy rules used by proxy voting advice businesses on certain additional disclosure requirements, such as disclosing conflicts of interest. The amendments also would amend the proxy rules to clarify when the failure to disclose certain information in proxy voting advice may be considered misleading within the meaning of the rule, depending upon the particular facts and circumstances at issue. The public comment period on the proposed amendments ended on February 3, 2020. Federated Hermes is assessing the potential impact of the amendments on its business (including its Equity Ownership Services business), results of operations, financial condition and/or cash flows.

•
On November 4, 2019, the SEC proposed amendments to its investment adviser advertising and cash solicitation rules. In general the proposed amendments attempt to update and modernize the existing regulations. The amendments to the advertising rule introduce a new principles-based prohibition on certain advertising practices, and more tailored requirements for the presentation of performance results based on an advertisement's intended audience and permit the use of testimonials, endorsements, and third-party ratings. The amendments also would require that most advertisements be reviewed and approved internally by designated employees prior to use. The amendments to the cash solicitation rule broaden its application considerably, including expanding its application to arrangements that involve compensation other than cash. The public comment period on the proposed amendments ended on February 10, 2020. Federated Hermes is assessing the potential impact of the amendments on its business, results of operations, financial condition and/or cash flows.

•
On June 5, 2019, the SEC adopted a package of new rules (i.e. Regulation Best Interest) and amendments and interpretations intended to enhance the quality of retail investors' relationships with broker-dealers and investment advisers and to enhance investor protections while preserving retail investor access and choice in (1) the type of professional with whom they work; (2) the services they receive; and (3) how they pay for these services. The new rules are intended to enhance the standard of conduct that broker-dealers owe to their customers and align the standard of conduct with retail customers' reasonable expectations. The rules will also provide additional transparency and clarity for retail investors through enhanced disclosures on Form CRS designed to help them understand who they are dealing with, and why that

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

matters. With the adoption of this package, regardless of whether a retail investor chooses a broker-dealer or an investment adviser (or both), the retail investor will be entitled to a recommendation (from a broker-dealer) or advice (from an investment adviser) that is in the best interest of the retail investor and that does not place the interests of the firm or the financial professional ahead of the interests of the retail investor. The staff of the Division of Trading and Markets maintains a FAQ website (most recently updated April 20, 2020) to provide guidance on frequent questions about Regulations Best Interest. Regulation Best Interest and Form CRS became effective on September 10, 2019. Compliance with Regulation Best Interest and Form CRS reporting is required by June 30, 2020. In a public statement on April 2, 2020, Securities and Exchange Commission Chair Jay Clayton stated that in the midst of COVID-19 the SEC will hold firm on its June 30, 2020 deadline for firms to implement Regulation Best Interest and Form CRS, but indicated that under the circumstances, examiners will initially seek firms "good faith" compliance with the regulations. In an April 7, 2020 risk alert, the SEC's Office of Compliance Inspections and Examinations (OCIE) released information about the scope and content of initial examinations, which OCIE stated will likely occur during the first year after the compliance date. The OCIE reiterated that the initial Regulation Best Interest examinations will focus on assessing whether firms have made a good faith effort to implement policies and procedures reasonably designed to comply with the disclosure, care, conflict of interest, and compliance obligations of Regulation Best Interest.  The OCIE indicated that it would also examine the operational effectiveness of firms' policies and procedures, and whether they made such modifications as may be necessary or appropriate, in light of information gained from the implementation process and other facts and circumstances. The Department of Labor (DOL) is also considering regulatory options in light of its modified fiduciary standard for retirement plan advisors, promulgated in 2016 (DOL Fiduciary Rule), being vacated in its entirety in mid-2018, and is expected to issue a new fiduciary rule in the first half of 2020, although its release may be delayed in light of COVID-19. In response to the DOL Fiduciary Rule, broker-dealer and other intermediaries implemented, or began implementing, changes to their business practices, including eliminating commission-based compensation arrangements, reducing the number of mutual funds offered on their platforms or requiring "clean shares" or other product fee structure changes based on SEC guidance. It remains uncertain whether, and to what degree, broker-dealers or other intermediaries will roll-back, modify or continue changes made prior to the DOL Fiduciary Rule being vacated, or make new or additional changes in light of Regulation Best Interest, Form CRS, the SEC fiduciary duty interpretations, or any new fiduciary rule proposed by the DOL. Federated Hermes continues to analyze the potential impact of these Regulatory Developments on Federated Hermes' business, results of operations, financial condition and/or cash flows.

•
The SEC proposed rule 12d1-4 and amendments under the 1940 Act on December 19, 2018, which are designed to streamline and enhance the regulatory framework for funds that invest in other funds (or "fund of funds" arrangements). At the same time, the SEC would rescind rule 12d1-2 under the 1940 Act and most related exemptive orders granted by the SEC to provide relief from Sections 12(d)(1)(A), (B), (C) and (G) of the 1940 Act. The proposed rule would, under certain specified conditions, permit a fund to acquire shares of another fund in excess of the limits of section 12(d)(1) of the 1940 Act without obtaining an exemptive order from the SEC. The SEC also proposed related amendments to rule 12d1-1 under the 1940 Act and Form N-CEN. The proposed amendments to rule 12d1-1 would allow funds that primarily invest in funds within the same group of investment companies to continue to invest in unaffiliated money market funds. Finally, the amendments to Form N-CEN would require funds to report whether they relied on rule 12d1-4 or the statutory exception in Section 12(d)(1)(G) of the 1940 Act during the applicable reporting period. The public comment period on the proposed rule ended on May 2, 2019. Federated Hermes continues to analyze the potential impact that the rule, if adopted as proposed, would have on Federated Hermes' fund of fund arrangements and relevant products and, as of March 31, 2020, given the uncertainty surrounding the scope and certain requirements of the proposed rule once finalized, Federated Hermes is unable to conclusively determine the impact on its business, results of operations, financial condition and/or cash flows.

In addition to the above Regulatory Developments, the SEC staff has been engaging in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including investment advisors and investment management companies such as Federated Hermes' investment management subsidiaries and the Federated Hermes Funds. The SEC examinations have included certain sweep examinations of investment management companies and investment advisors involving various topics. For example, the SEC staff began to conduct and, in response to industry concern regarding the timing, temporarily ceased sweep exams focused on business continuity plans with specific attention to the continuation of operations during COVID-19. Examples of other sweep examinations include, among others, cash sweeps and novel revenue-sharing arrangements between investment advisers and brokers, representations regarding use of ESG factors, cyber-security, certain technology systems, index construction and maintenance, disclosure of risks of investing in smaller or thinly traded ETFs, funds with "aberrational" performance, the impact of the UK's departure from the European Union (EU) (known as Brexit), and share class selection. For 2020, the SEC has announced that it will focus on mutual funds and ETFs, the activities of their registered investment advisors, and oversight practices of their boards of directors, and more generally on matters

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

important to retail investors (including retirement investors), share class selection, information security, digital assets, electronic investment advice, anti-money laundering, and compliance in registrants responsible for critical market infrastructure, among other matters, as examination priorities. It is uncertain how COVID-19 will impact the SEC's progress on its examination priorities in 2020. In addition to its recent COVID-19 actions and guidance, the SEC staff also issued various guidance statements and risk alerts on compliance issues related to the cash solicitation rule, risk-based examination initiatives for registered investment companies, observations from investment adviser examinations relating to electronic messaging, transfer agent safeguarding of funds and securities, investment adviser principal and agency cross trading compliance issues, compliance issues related to Regulation S-P privacy notices and safeguard policies, safeguarding customer records and information in network storage, cyber-security, investment company business continuity, mutual fund distribution, revising fund disclosures in light of changing market conditions (including LIBOR cessation), inadvertent custody, and sales load variation disclosure, among other topics. These investigations, examinations and actions have led, and may lead, to further regulation, guidance statements and scrutiny of the investment management industry. Given government regulatory policies, the possibility of a continuing slower pace for new regulation in the U.S., and the impact of COVID-19, the degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
Regulation or potential regulation by regulators other than the SEC also continued, and may continue, to affect investment management industry participants, including Federated Hermes. For example, the Financial Industry Regulatory Authority (FINRA) also has undertaken examinations, including, for example, a cyber-security sweep examination, and various state legislatures or regulators have adopted or are beginning to adopt state-specific cyber-security and/or privacy requirements that may apply, to varying degrees, in addition to federal regulation.
The activities of the FSOC also continue to be monitored by the investment management industry, including Federated Hermes. Since the FSOC indicated in 2014 that it intended to monitor the effectiveness of the 2014 Money Fund Rules, concerns persisted that the FSOC may recommend new or heightened regulation for "non-bank financial companies," which the Board of Governors of the Federal Reserve System (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds. In its past Annual Reports, the FSOC recommended that the SEC monitor the implementation of these rules and evaluate the extent to which they address potential risks in the asset management industry. In its 2019 Annual Report published on December 4, 2019, the FSOC turned its focus to other types of cash management vehicles that continue to use amortized cost or have a stable NAV, and that may be sponsored or advised by registered investment advisers, but are nevertheless not subject to SEC oversight. These include entities such as local government investment pools and private liquidity funds. Noting that such entities are not subject to the 2014 Money Fund Rules, the FSOC recommended that financial regulators monitor developments concerning such short-term cash management vehicles for any financial stability risk implications. The FSOC also identified liquidity and redemption risks, as well as the use of leverage, as an area of focus for investment funds and recommended that the SEC monitor the implementation and evaluate the effectiveness of rules intended to reduce such risks (e.g. the 2016 Liquidity Rule, and the re-proposed Derivatives Rule).
On December 4, 2019, the FSOC voted unanimously to adopt amendments to its interpretive guidance regarding the designation of non-bank financial companies as systemically important financial institutions. Under the amended guidance, the FSOC changed its designation approach from an entity-based approach to an activities-based approach under which an individual firm would only be so designated if the FSOC determined that efforts to address the financial stability risks of that firm's activities by its primary federal and state regulators have been insufficient. Under the amended guidance, among other things, the FSOC is required first to focus on regulating activities that pose systemic risk, through actions by primary regulators. This differs from the FSOC's historical focus on designating individual firms as systemically important. The FSOC also would be required to conduct a cost benefit analysis (to the U.S. financial system, the U.S. economy, and the nonbank financial company) prior to making a designation, which must include an analysis of the likelihood of the potential systemic impact actually occurring, and to assess the likelihood of a non-bank financial company's material financial distress by considering "not only the impact of an identified risk, but also the likelihood that the risk will be realized."
The presumptive Democratic candidate in the 2020 Presidential election has stated that he is open to the idea of a financial transactions tax (FTT) on securities transactions, an idea proposed by certain former Democratic candidates. On March 5, 2019, legislation was introduced in both the House of Representatives and Senate that, if passed and signed into law, would impose a 0.1% tax on stock, bond and derivative transactions. The tax would apply to sales made in the U.S. or by U.S. persons, while initial securities issuances and short-term debt would be exempt. A later proposal would tax stock trades at 0.5%, bond trades at 0.1%, and derivatives transactions at 0.005% coupled with an income tax credit for individuals with income of less than $50,000 ($75,000 for married couples), which is intended to offset the average burden of the tax for such individuals. Neither bill has progressed in Congress. Management does not believe this legislation will be enacted under President Trump's administration.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

The current regulatory environment has impacted, and will continue to impact, Federated Hermes' business, results of operations, financial condition and/or cash flows. For example, regulatory changes, such as the 2014 Money Fund Rules and Guidance, can result in shifts in asset mixes and flows. These shifts impact Federated Hermes' AUM, revenues and operating income. Despite the FOMC's reduction of interest rates to between 0% to 0.25% in response to market pressures resulting from COVID-19, management continues to believe money market funds continue to provide a more attractive investment opportunity than other products, such as insured deposit account alternatives. Management is monitoring and assessing the potential impact of the current declining interest rate environment on money market fund and other fund asset flows, related asset mixes and the degree to which these factors impact Federated Hermes' prime money market business and Federated Hermes' business, results of operations, financial condition and/or cash flows generally.
COVID-19, as well as changes made in response to the DOL Fiduciary Rule impacted, and any modifications or additional changes that may be made in response to Regulation Best Interest, Form CRS, SEC fiduciary duty interpretations, or any new fiduciary rule proposed by the DOL, likely may impact Federated Hermes' AUM, revenues and operating income. For example, while it remains uncertain whether, and to what degree, broker-dealers or other intermediaries will roll-back, modify or continue changes made prior to the DOL Fiduciary Rule being vacated, or to make new or additional changes in light of Regulation Best Interest, Form CRS, SEC fiduciary duty interpretations, or any new fiduciary rule proposed by the DOL, if intermediaries continue to reduce the number of Federated Hermes Funds offered on their platforms, mutual fund-related sales and distribution fees earned by Federated Hermes may decrease. In that case, similar to other investment management industry participants, Federated Hermes could experience a further shift in asset mix and AUM, and a further impact on revenues and operating income. On the other hand, management continues to believe that Federated Hermes' business may be positively affected because separately managed account/wrap-fee strategies work well in level wrap-fee account structures and can provide transparency and potential tax advantages to clients, while Federated Hermes' experience with bank trust departments and fiduciary experience and resources presents an opportunity to add value for customers.
Federated Hermes has dedicated, and continues to dedicate, significant internal and external resources to analyze and address regulatory responses to the impact from COVID-19 and other Regulatory Developments, and their effect on Federated Hermes' business, results of operations, financial condition and/or cash flows. This effort includes considering and/or affecting legislative, regulatory, product structure and development, technology and information system development, reporting capability, business and other options that have been or may be available in an effort to minimize the potential impact of any adverse consequences. Federated Hermes' efforts include having conversations with intermediary customers regarding Regulatory Developments, and analyzing product offering and structure adjustments, regulatory alternatives and other means to comply, and to assist its customers to comply, with new fiduciary rules or interpretations, the 1940 Act and other applicable laws and regulations. As appropriate, Federated Hermes also participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated Hermes continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals and final rules issued by the SEC, to adopt, revise and/or implement policies and procedures, and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated Hermes continues to devote resources to technology and system investment, business continuity, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated Hermes to, among other benefits, be in a better position to address new or modified regulatory requirements. In connection with COVID-19, Federated Hermes has devoted internal and external resources to complying with federal and state orders imposing work, travel restrictions and other requirements and the Centers for Disease Control's and state health departments' health guidance and enhanced disinfection and contamination procedures. The Regulatory Developments discussed above, and related regulatory oversight, also impacted, and/or may impact, Federated Hermes' customers and vendors, their preferences and their businesses. For example, these developments have caused, and/or may cause, certain product line-up, structure, pricing and product development changes, as well as money market, equity, fixed-income, alternative/private markets or multi-asset fund products to be less attractive to institutional and other investors, reductions in the number of Federated Hermes Funds offered by intermediaries, changes in the fees Federated Hermes, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, changes in work arrangements and facility-related expenses and reductions in AUM, revenues and operating profits. In addition, these developments have caused, and/or may cause, changes in asset flows, levels and mix, as well as customer and vendor relationships.
Federated Hermes will continue to monitor regulatory actions in response to COVID-19 and other Regulatory Developments as necessary, and may implement additional changes to its business and practices as it deems necessary or appropriate. Further analysis and planning, or additional refinements to Federated Hermes' product line and business practices, may be required in response to market, customer or regulatory changes and developments, such as new conflict of interest or fiduciary rules and other Regulatory Developments, or any additional regulation or guidance issued by the SEC or other regulatory authorities.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

In addition to the impact on Federated Hermes' AUM, revenues, operating income and other aspects of Federated Hermes' business described above, on a cumulative basis, Federated Hermes' regulatory, product development and restructuring, and other efforts in response to the Regulatory Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated Hermes' expenses and, in turn, financial performance. As of March 31, 2020, given the current regulatory environment, COVID-19 and the possibility of future additional modified or delayed regulation or oversight, Federated Hermes is unable to fully assess the impact of regulatory actions in response to COVID-19 or other adopted or proposed regulations, and other Regulatory Developments, and Federated Hermes' efforts related thereto, on its business, results of operations, financial condition and/or cash flows. The regulatory changes and developments in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have a material and adverse effect on Federated Hermes' business, results of operations, financial condition and/or cash flows. As of March 31, 2020, while the FSOC's change in focus and continuing transparency efforts have reduced the possibility of any Federated Hermes products being designated a systemically important non-bank financial company, in management's view any such designation and any reforms ultimately put into effect would be detrimental to Federated Hermes' money market fund business and could materially and adversely affect Federated Hermes' business, results of operations, financial condition and/or cash flows. Federated Hermes also is unable to assess at this time whether, or the degree to which, any continuing deregulation efforts or potential options being evaluated in connection with regulatory changes and developments ultimately may be successful.
International
Similar to their U.S. counterparts, UK and EU regulators have acted directly in response to COVID-19. For example:

•
On April 3, 2020, the UK Financial Conduct Authority (FCA) published its expectations for solo-regulated firms to comply with the Senior Managers and Certification Regime in light of COVID-19. Specifically, the guidance addresses circumstances involving temporary changes to Senior Managers' responsibilities due to illness or other measures in response to COVID-19, including longer-term furloughs of Senior Managers. Specifically, the FCA stated that it will not enforce the requirement on firms to submit updated Statements of Responsibilities (SoRs) if firms need to make temporary arrangements to cover absences or change Senior Manager Responsibilities in direct response to the pandemic, provided that the change is made to cover multiple sicknesses, or other temporary changes in responsibilities in direct response to COVID-19, and is temporary and expected to revert to the firm's previous arrangements. The FCA indicated that it would issue a Modification by Consent to the 12-week rule to support firms using such temporary arrangements during the crisis. Lastly, the FCA stated that in the event that a Senior Manager is furloughed, unless the Senior Manager is permanently leaving their post, they will retain their approval during their absence and will not need to be re-approved by the FCA when they return. The firm is still responsible for ensuring the Senior Manager is fit and proper, and must see that the Senior Manager's responsibilities are allocated to another Senior Manager.

•
On April 2, 2020, the European Securities and Markets Authority (ESMA) updated their risk assessment to account for the impact of COVID-19, noting that corporate and government bond markets and investment funds are showing signs of stress while market infrastructures have continued to function in an orderly manner despite significant surges in trading activity, use of circuit breakers and increases in derivatives margins. ESMA indicated that it anticipates a prolonged period of risk to institutional and retail investors of market corrections and very high risks across the whole of ESMA's jurisdiction.

•
On March 31, 2020, the FCA released a "Dear CEO" letter regarding COVID-19. The letter provided guidance for firms as to their anti-money laundering obligations, advising that where firms are unable to verify or certify documents, alternative measures could be taken. In addition, the letter focused on Markets in Financial Instruments Directive II (MiFID II) 10% depreciation reporting, advising that firms can choose to cease providing 10% depreciation reports for professional clients. The letter advises that the FCA still expects firms to deal with complaints promptly, and, where COVID-19 prevents a prompt response, firms should contact the FCA. The letter advises that firms should aim to resolve any complaints within eight weeks or advise clients in writing if they are unable to meet that deadline. The letter also advises that the FCA continues to expect firms to record telephone lines in accordance with MiFID II requirements and that, where firms are unable to record market traders, the firms are required to report to the FCA.

•
On March 11, 2020, ESMA released recommended actions for financial market participants for COVID-19 related impacts. The recommended actions include: (i) preparing to deploy business continuity measures, (ii) preparing appropriate market disclosures and (iii) ensuring transparent financial disclosures. ESMA also counseled fund managers to continue to adhere to the requirements for risk management.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

In addition, UK and EU regulators have focused on extending the company financial reporting and disclosure requirements to accommodate the impact of COVID-19 on quarter-end audits and reporting. For example, on March 26, 2020, the FCA, Financial Reporting Council and Prudential Regulation Authority of the United Kingdom issued a joint statement announcing a series of actions designed to ensure information continues to flow to investors and support the continued functioning of the UK's capital markets. The actions include: (i) allowing listed companies an extra two months to publish their audited annual financial reports; (ii) issuing guidance for companies in the midst of preparing audited financial statements in the current uncertain environment; and (iii) issuing guidance for audit firms seeking to overcome challenges in obtaining audit evidence due to COVID-19. In addition, UK financial regulators have modified previous market practices relating to the timing and content of financial information and audit work. The impact of COVID-19 on existing and recently proposed UK and European legislation, regulation and consultation can vary and is uncertain.
Although government attention has shifted to COVID-19, Prime Minister Boris Johnson has indicated that, now that the UK is no longer a member of the EU as of January 31, 2020, he will not seek to extend the one-year Brexit transition period that is set to expire on December 31, 2020. Pressure to pursue such an extension in light of COVID-19 is mounting, however. The European Union (Withdrawal Agreement) Bill (Withdrawal Agreement Bill) implements the withdrawal agreement reached between the UK and the other 27 EU member states and sets out the arrangements for the UK's withdrawal from the EU. It provides that a one-year transition period cannot be extended and that EU law will continue to be upheld in the UK during the transition period. The Withdrawal Agreement Bill establishes customs checks on goods being moved between the UK and Northern Ireland in order to avoid a hard border. Taxes will only have to be paid on goods being moved from the UK to Northern Ireland if those products are considered at risk of then being transported into the Republic of Ireland, with the ability to obtain a refund if the goods are not actually transported to the Republic of Ireland. Northern Ireland continues to follow EU regulations relating to labeling and manufacturing goods. UK nationals are able to live and work in EU countries, and EU nationals are able to live and work in the UK, during the transition period and UK citizens in the EU, and EU citizens in the UK, retain their residency and social security rights. An independent monitoring authority will be established to monitor the rights of EU citizens that remain in the UK after Brexit. The Withdrawal Agreement Bill also establishes a time line for the UK to repay approximately £33 billion in financial obligations to the EU. The UK and EU will utilize the transition period to negotiate a Free Trade Agreement in 2020. So far, the UK has agreed to roll-over 19 free trade agreements covering 50 countries or territories that were part of approximately 40 free-trade agreements to which the UK was a party while a member of the EU. These free trade agreements cover just over 8% of the UK's total trade.
Until a Free Trade Agreement with the EU is reached and the transition period ends, significant political, economic, legal and regulatory uncertainty continues to exist regarding the impact of Brexit. See Item 1A - Risk Factors in Federated Hermes' Form 10-K for the fiscal year ended December 31, 2019 for further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated Hermes and its business. The UK's exit from the EU also will likely affect the requirements and/or timing of implementation of legislation and regulation applicable to doing business in the UK, including the laws and regulations applicable to Federated Hermes, as well as to the sponsoring, management, operation and distribution of Federated Hermes' products and services, both in and outside the UK. Uncertainty exists regarding the ability to passport fund distribution and management services between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. The FCA has implemented a temporary permissions regime that allows EEA-domiciled investment funds that market in the UK under a passport to continue temporarily marketing in the UK, and allows EEA-based firms currently passporting into the UK to continue new and existing regulated business within the scope of their current permissions in the UK for up to three years, while they seek full FCA authorization. EU governments, such as, among others, France, the Netherlands, Italy and Germany also have adopted similar temporary permission regimes or other laws to permit UK products to be sold, and EU-UK financial transactions to continue, for a period of time in their countries. UK and EU industry groups have been asking regulators to adopt an EU-wide temporary permissions regime to avoid having to comply with requirements imposed by each EU country. In March 2020, HM Treasury released a consultation paper proposing an overseas fund regime which is targeted at UCITS and will enable Federated Hermes' Irish UCITS funds to continue to be marketed in the UK after the expiration of the transitional period of the temporary permissions regime. HM Treasury proposes an equivalence regime which will determine countries which are equivalent to the UK and will work with the FCA to determine countries of equivalence.
Federated Hermes is monitoring the impact of Brexit, and, while Brexit has not had a significant impact on Federated Hermes' business as of March 31, 2020, given the ongoing transition period and potential impact of COVID-19, Federated Hermes remains unable to assess the degree of any potential impact Brexit, and resulting changes, may have on Federated Hermes' business, results of operations, financial condition and/or cash flows. Federated Hermes continues to expend internal and

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

external resources on planning relating to Brexit. The Hermes Acquisition increased the potential impact Brexit, and resulting changes, may have on Federated Hermes' business, results of operations, financial condition and/or cash flows.
In the first quarter of 2020, UK and EU regulators proposed or adopted new rules that impact UK and EU investment management industry participants, including Federated Hermes. For example:

•
On April 23, 2020, three European Supervisory Authorities (the European Banking Authority (EBA), the European Insurance and Occupational Pensions Authority (EIOPA) and ESMA) issued a consultation paper seeking input on proposed regulatory technical standards with regard to the content, methodologies and presentation of ESG disclosures for financial market participants, advisors and products. The consultation period runs through September 1, 2020.

•
On April 8, 2020, the European Commission issued a consultation on its Renewed Sustainable Finance Strategy.  The consultation builds on the European Commission's previous initiatives and reports, such as its 2018 Action Plan on Financing Sustainable Growth and the reports of the Technical Expert Group on Sustainable Finance (TEG). The strategy will provide a roadmap with new actions to increase private investment in sustainable projects and activities to support the different actions set out in the European Green Deal (which is the European Commission's roadmap for making the EU's economy sustainable) and to manage and integrate climate and environmental risks into the European financial system. More specifically, as part of the broader European Green Deal Investment Plan (a pillar of the European Green Deal), the strategy seeks to: (1) create a strong basis to enable sustainable investment; (2) increase opportunities for citizens, financial institutions and companies to have a positive impact on society and the environment; and (3) fully manage and integrate climate and environmental risks into the financial system. The European Commission stated that it aims to adopt the Renewed Sustainable Finance Strategy in the second half of 2020. The consultation period runs from April 8, 2020 through July 15, 2020.

•
On April 3, 2020, ESMA published its final guidance on performance fees in investment funds - applicable to UCITS and certain types of Alternative Investment Funds (AIFs). The guidelines provide comprehensive guidance to fund managers when designing performance fee models for the funds they manage, including the assessment of the consistency between the performance fee model and the fund's investment objective, policy and strategy, particularly when the fund is managed in reference to a benchmark.

•
On March 31, 2020, ESMA launched a consultation on the standard forms, templates, and procedures that National Competent Authorities (NCAs) should use to publish information on their websites to facilitate cross-border distribution of funds. The results of the consultation may lead to further disclosure regarding marketing requirements for AIFs and UCITS, and regulatory fees or levies that NCAs impose for cross border transactions within the EU.

•
On March 31, 2020, ESMA announced that submission of the first reports by money market fund managers under the MMF Regulation will be moved back to September 2020. The updated timeline is intended to give money market fund managers additional time to comply with the updated XML reports. Article 37 of MMF Regulation requires money market fund managers to submit data to NCAs, who will then transmit the data to ESMA.

•
On March 3, 2020, ESMA released official translations of its guidelines on stress test scenarios under the MMF Regulation. Member State NCAs to which the guidelines apply have to notify ESMA whether they comply or intend to comply with the guidelines within two months of the translations.

•
On February 6, 2020, ESMA published its Strategy on Sustainable Finance. The strategy sets out how ESMA will place sustainability at the core of its activities by embedding ESG factors in its work. The key priorities for ESMA highlighted in the strategy include: (i) completing the regulatory framework on transparency obligations via the Disclosures Regulation (ESMA announced that it will work with the EBA and the EIOPA to produce joint technical standards); (ii) reporting on trends, risks and vulnerabilities (TRV) of sustainable finance by including a dedicated chapter in its TRV Report, including indicators related to green bonds, ESG investing, and emission allowance trading; (iii) using the data at its disposal to analyze financial risks from climate change, including potentially climate-related stress testing in different market segments; (iv) pursuing convergence of national supervisory practices on ESG factors with a focus on mitigating the risk of greenwashing, preventing mis-selling practices, and fostering transparency and reliability in the reporting of non-financial information; (v) participating in the EU Platform on Sustainable Finance that will develop and maintain the EU taxonomy and monitor capital flows to sustainable finance; and (vi) ensuring ESG guidelines are adhered to by the entities that ESMA supervises directly, while being ready to accept any new supervisory mandates related to sustainable finance.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Investment management industry participants, including Federated Hermes, continued, and will continue, to monitor, plan for and implement certain changes in response to new proposed or adopted rules, such as the following (which Federated Hermes described in greater detail in its prior public filings):

•
The European Commission has issued four legislative proposals relating to its Action Plan on Sustainable Finance. The legislation addresses, among other things, the establishment of a framework to facilitate sustainable investment, including a unified EU classification system setting harmonized criteria to determine whether an economic activity is environmentally sustainable, disclosures relating to sustainable investments and sustainability risks, amendments to the Benchmark Regulation to create a new category of benchmarks comprising low-carbon and positive carbon impact benchmarks, and amendments to the MiFID II to provide consistency and clarity for institutional investors integrating ESG factors into their investment decision-making process. Pursuant to the Action Plan on Sustainable Finance, in August 2019 the European Commission commissioned studies on sustainability ratios and research, with the objectives of designing a coherent legal and economic classification of sustainability-related products and services and exploring the integration of ESG risks into the EU banking prudential framework and into banks' business strategies and investment policies.

•
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

•
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

•
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

•
On December 18, 2019, the European Parliament and Council of the EU agreed upon the Taxonomy Regulation, which is aimed at establishing a framework to facilitate sustainable investment. The EU and Member States will be required to apply the taxonomy when adopting measures (e.g., labels or standards) setting requirements regarding financial products or corporate bonds presented as "environmentally sustainable". The Taxonomy Regulation applies to financial market participants (e.g., institutional investors and asset managers) who offer financial products. Among other requirements, it requires disclosures for all financial products (with an opt-out with a disclaimer for non-green products) regarding how and to what extent the investments that underlie the financial products support economic activities that meet the criteria of the taxonomy (including details on the respective proportions of enabling and transition activities). Climate change mitigation and adaptation criteria are to be adopted by the end of 2020 with application by the end of 2021. Other environmental objectives (e.g. water and marine resources, circular economy, biodiversity) are to be adopted by the end of 2021 with application by the end of 2022. Member States, the EU, and covered market participants will have to start complying with the Taxonomy Regulation requirements beginning December 31, 2021. On March 9, 2020, the TEG released its final report on the EU taxonomy, containing recommendations relating to the overarching design of the Taxonomy Regulation, as well as guidance on how companies and financial institutions can make disclosures using the taxonomy. The report is

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

supplemented by a technical annex containing: (i) updated technical screening criteria for 70 climate change mitigation and 68 climate change adaptation activities, including criteria for do no significant harm to other environmental objectives; and (ii) an updated methodology section to support the recommendations on the technical screening criteria. The TEG has also prepared spreadsheet software tools to help users of the taxonomy to implement it in their own activities.
Federated Hermes continues to assess the potential impact that Sustainable Finance proposals may have on its non-U.S. business, results of operations, financial condition and/or cash flows.

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

•
On September 2, 2019, ESMA published guidelines on liquidity stress testing in UCITS funds and AIFs, with the objectives of increasing the standardization, consistency and frequency of liquidity stress testing currently being undertaken and promoting the convergent supervision of liquidity stress testing by each NCA. The guidelines recommend that, when designing liquidity stress testing models, fund managers should determine the risk factors that may impact a fund's liquidity, the types of scenarios to utilize and their severity, the indicators to be monitored based on the liquidity stress testing results, the manner in which liquidity stress testing results will be reported to management, and how the results will be utilized. The guidelines further recommend that fund managers should have a strong understanding of the liquidity risks arising from a fund's assets and liabilities and a fund's overall liquidity profile to enable the fund manager to implement appropriate liquidity stress testing for the fund. The guidelines apply beginning on September 30, 2020. ESMA guidelines followed an August 7, 2019 letter from the CBI in which it reminded the investment industry that responsibility for liquidity risk management, which includes compliance with all legal and regulatory obligations in respect of liquidity of each fund under management, rests with the boards of fund companies, individual directors and relevant designated persons. In September 2019, the FCA also informed asset managers that it wants all open-end funds to adhere to new liquidity rules as soon as possible. With the increased focus on liquidity, Federated Hermes has begun enhancing its formal liquidity procedures for its investment products.

•
A European FTT also continues to be discussed although it remains unclear when an agreement will be reached regarding its adoption. Since the European Commission first proposed a European FTT in 2011, proponents of the FTT have sought the widest possible application of the FTT with low tax rates. In December 2019, Germany proposed a draft directive that would impose a 0.2% tax on purchases of shares of large companies worth more than €1 billion, which would cover over 500 companies. Initial public offerings (IPOs) would be excluded, and each Member State would be free to tax equity funds and similar products for private pensions. Under the German proposal, the five countries with the highest incomes would share a small part of their revenues with the other countries, so that each participating country would receive at least €20 million of FTT revenue. Despite Austria's rejection of the German proposal, on February 19, 2020, German Finance Minister Olaf Scholz stated he remains committed to the introduction of a FTT on an EU level along the lines proposed by Germany. Finance Minister Scholz also has indicated that Germany has enough support from other EU Member States for the FTT. No formal action was taken on the EU FTT as of March 31, 2020. The exact time needed to reach a final agreement on a FTT, implement any agreement and enact legislation is not known at this time. Certain individual EU Member States, such as Italy, France and Spain have begun to introduce FTT proposals at the Member State Level. The weakening economy in Europe may increase the risk that additional jurisdictions propose to implement FTTs. The Labour Party in the UK has also separately proposed a UK FTT, but with the uncertainty surrounding the impact of Brexit, it is unclear whether a UK FTT will be advanced in 2020. COVID-19 also could delay agreement on, and the implementation of, a FTT in the EU, UK or other European countries.

The activities of the Financial Stability Board (FSB) and the International Organization of Securities Commissions (IOSCO) also continue to be monitored by the investment management industry, including Federated Hermes. Building on consultations and other reports published from 2015 through 2019 regarding methodologies for identifying non-bank non-insurer global systemically important financial institutions, recommendations to address structural vulnerabilities from asset management activities, and liquidity risk management, the FSB and IOSCO continued, and will continue, to assess, recommend and

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

implement regulatory reforms affecting money market funds, liquidity risk management, derivatives, leverage, and other aspects of the investment management industry. For example, in its Annual Report on the Implementation and Effects of the G20 Financial Regulatory Reforms published on October 16, 2019, the FSB indicates that, to strengthen the monitoring of non-bank financial institutions, the FSB is assessing data availability and making improvements to its annual monitoring exercise and will launch a thematic peer review in 2020 to assess progress in implementing its policy framework. Among other recommendations, the report specifically recommends that financial stability authorities should continue to contribute to the FSB's monitoring of emerging risks and stand ready to act if such risks materialize. In a letter, dated April 11, 2020, citing "vulnerabilities" brought to light by the impact of COVID-19 on credit markets and investment funds, FSB chairman Randal Quarles announced the formation of a new working group of senior market regulators and macroprudential policy makers to develop a proposal on how to organize work on investment funds and other non-banking financial institutions going forward. In its December 13, 2019 report on "Recommendations for a Framework Assessing Leverage in Investment Funds", IOSCO unveiled a two-step framework designed to facilitate monitoring of leverage in investment funds that could potentially pose risks to financial stability. The framework is aimed at achieving a meaningful and consistent assessment of leverage-related risks of a fund or group of funds. The recommendations also aim to achieve a balance between precise leverage measures and simple, robust metrics that regulators can apply consistently to the wide range of funds offered in different jurisdictions. For Step 1, IOSCO recommends that regulators use Gross Notional Exposure (GNE) or adjusted GNE as baseline analytical tools. For Step 2, IOSCO recommends that each regulator determine its approach to define appropriate risk-based measures for analyzing funds identified under Step 1 that may potentially pose significant leverage-related risks to the financial system.
Global securities regulators are urging the adoption of new risk free reference rates as alternatives to LIBOR. Separate working groups have been formed in the UK, the U.S., the EU, Japan and Switzerland to recommend an alternative to LIBOR for their respective markets. The FCA and the Bank of England (BoE) Prudential Regulation Authority continue efforts started in September 2018 regarding the transition from LIBOR to the Sterling Overnight Index Average (SONIA) by the end of 2021. On March 25, 2020, the FCA released a statement regarding the impact to LIBOR cessation from COVID-19, affirming that firms cannot rely on LIBOR being published after the end of 2021and that the end of 2021should remain the target date for all firms to meet, but conceding that some of the interim transition milestones are likely to have been affected for some segments of the UK market that have made less progress in transition and are, therefore still more reliant on LIBOR, such as the loan market. On February 18, 2020, the FCA announced that the transition from LIBOR, along with operational resilience, market abuse and financial crime, were its four priorities for 2020 in its supervision of financial markets.
The BoE continues to encourage firms to consider their actions and preparations in managing the transition from LIBOR to alternative interest rate benchmarks, and to seek assurances that firms' senior managers and boards understand the risks associated with this transition. For example, in a February 26, 2020 market notice, the BoE said it will gradually increase the discount imposed on LIBOR-linked collateral used in liquidity operations, resulting in counterparties that pledge LIBOR-linked collateral to the BoE receiving less cash in return. In early June 2019, representatives of the BoE and FCA told banks that it is "last orders" for LIBOR and that banks must stop adding to their post-2021 LIBOR exposures. The FCA has subsequently advised there will be no impact on the cessation of the LIBOR time frame due to COVID-19. On January 16, 2020, the BoE, FCA and the Working Group on Sterling Risk-Free Reference Rates (RFRWG) published a series of documents outlining priorities and milestones for 2020 with respect to the LIBOR transition. The priorities include (1) ceasing issuance of cash products linked to sterling LIBOR by the end of the third quarter of 2020, (2) throughout 2020, taking steps that demonstrate that compounded SONIA is easily accessible and usable, (3) taking steps to enable a further shift of volumes from LIBOR to SONIA in derivative markets, (4) establishing a framework for the transition of legacy LIBOR products, in order to significantly reduce the inventory of LIBOR referencing contracts by the first quarter of 2021; and (5) considering how best to address issues such as "tough legacy" contracts.
Regulators in the U.S. and other countries are also working on the transition from LIBOR. For example, the SEC and other regulators in the U.S. are undertaking efforts to identify risks and prepare for the transition from LIBOR to the Secured Overnight Financing Rate (SOFR) by the end of 2021. The SOFR was selected as the preferred LIBOR replacement in the U.S. by the Alternative Reference Rates Committee at the Federal Reserve Bank of New York. In early June 2019, a representative of the Federal Reserve Bank of New York urged the finance industry to ramp up preparations for the end of LIBOR and take the warnings seriously. On July 12, 2019, the SEC issued a "Staff Statement on LIBOR Transition" in which the SEC staff indicated that the expected discontinuation of LIBOR could have a significant impact on the financial markets and may present a material risk for certain market participants, including public companies, investment advisers, investment companies and broker dealers. The SEC staff further noted that the risks associated with the discontinuation and transition will be exacerbated if the work necessary to effect an orderly transition to an alternative reference rate is not completed in a timely manner, and reported that it is actively monitoring the extent to which market participants are identifying and addressing these risks.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

IOSCO previously published on July 31, 2019 a statement endorsing risk free reference rates as a robust alternative to LIBOR that can be used in the majority of products, and urged immediate transitioning to risk free reference rates. On December 18, 2019, the FSB published its "Annual Progress Report on Implementation of Recommendations to Reform Major Interest Rate Benchmarks" in which the FSB emphasized that the continued reliance of global financial markets on LIBOR poses risks to financial stability. In the report, the FSB calls for significant and sustained efforts by regulators and by financial and non-financial firms across many jurisdictions to transition away from LIBOR by the end of 2021. On April 15, 2020, the International Swaps and Derivatives Association (ISDA) announced preliminary results of its consultation on the implementation of fallback language into derivative agreements referenced to LIBOR prior to LIBOR being discontinued. The initial results indicate a significant majority of respondents are in favor of including fallback language both prior to and after LIBOR is discontinued as standard language in the amended 2006 ISDA Definitions for LIBOR and in a single protocol for including the updated definitions in legacy trades. Pending its final report, ISDA reported that it expects to move forward with both proposals on the basis that fallback language would apply to all new and legacy derivatives referencing LIBOR that incorporate the amended 2006 ISDA Definitions.
The phase-out of LIBOR may cause the renegotiation or re-pricing of certain credit facilities, derivatives or other financial transactions to which investment management industry participants, including Federated Hermes and its products, customers or service providers, are parties, alter the accounting treatment of certain instruments or transactions, or have other unintended consequences, which, among other effects, could require additional internal and external resources, and may increase operating expenses. Federated Hermes continues to assess the impact that the transition from LIBOR will have on Federated Hermes and Federated Hermes' products and strategies, customers and service providers.
Management believes that a UK FTT or EU FTT, particularly if enacted with broad application, would be detrimental to Federated Hermes' business and could adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows. Management continues to monitor and evaluate the impact of regulatory reforms on Federated Hermes' business, results of operations, financial condition and/or cash flows. Regulatory reforms stemming from Brexit or FCA, FSB, CBI, ESMA, IOSCO or other initiatives or Regulatory Developments, as well as the potential political and economic uncertainty surrounding the full impact of Brexit and COVID-19, also may adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows. Similar to its efforts in the U.S., Federated Hermes has dedicated, and continues to dedicate, significant internal and external resources to analyze and address European reforms that impact Federated Hermes' investment management and stewardship business.
European Regulatory Developments, and Federated Hermes' efforts relating thereto, have had, and may continue to have, an impact on Federated Hermes' expenses and, in turn, financial performance. As of March 31, 2020, Federated Hermes is unable to conclusively assess the potential impact that an FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows. Federated Hermes also is unable to conclusively assess at this time whether, or the degree to which, Federated Hermes, any of its investment management subsidiaries or any of the Federated Hermes Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution. The Hermes Acquisition increased the potential impact that the above matters may have on Federated Hermes' business, results of operations, financial condition and/or cash flows.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights

Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2020	2019
By Asset Class
Equity	$68,239	$80,245	(15)%
Fixed-Income	64,715	64,107	1
Alternative / Private Markets[1]	18,061	17,854	1
Multi-Asset	3,494	4,259	(18)
Total Long-Term Assets	154,509	166,465	(7)
Money Market	451,330	318,413	42
Total Managed Assets	$605,839	$484,878	25%

By Product Type
Funds:
Equity	$36,955	$42,057	(12)%
Fixed-Income	40,601	41,189	(1)
Alternative / Private Markets[1]	11,365	11,164	2
Multi-Asset	3,330	4,072	(18)
Total Long-Term Assets	92,251	98,482	(6)
Money Market	336,133	214,764	57
Total Fund Assets	428,384	313,246	37
Separate Accounts:
Equity	31,284	38,188	(18)
Fixed-Income	24,114	22,918	5
Alternative / Private Markets	6,696	6,690	0
Multi-Asset	164	187	(12)
Total Long-Term Assets	62,258	67,983	(8)
Money Market	115,197	103,649	11
Total Separate Account Assets	177,455	171,632	3
Total Managed Assets	$605,839	$484,878	25%

1
The balance at March 31, 2019 includes $8.1 billion of fund assets managed by a previously nonconsolidated entity, HGPE, in which Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (4) to the Consolidated Financial Statements for additional information.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Average Managed Assets

	Three Months Ended
	March 31,		Percent Change
(in millions)	2020	2019
By Asset Class
Equity	$82,767	$77,554	7%
Fixed-Income	69,068	64,167	8
Alternative / Private Markets[1]	17,983	18,311	(2)
Multi-Asset	4,006	4,225	(5)
Total Long-Term Assets	173,824	164,257	6
Money Market	406,365	311,150	31
Total Average Managed Assets	$580,189	$475,407	22%

By Product Type
Funds:
Equity	$44,996	$40,217	12%
Fixed-Income	44,017	41,095	7
Alternative / Private Markets[1]	11,143	11,545	(3)
Multi-Asset	3,814	4,042	(6)
Total Long-Term Assets	103,970	96,899	7
Money Market	290,641	209,260	39
Total Average Fund Assets	394,611	306,159	29
Separate Accounts:
Equity	37,771	37,337	1
Fixed-Income	25,051	23,072	9
Alternative / Private Markets	6,840	6,766	1
Multi-Asset	192	183	5
Total Long-Term Assets	69,854	67,358	4
Money Market	115,724	101,890	14
Total Average Separate Account Assets	185,578	169,248	10
Total Average Managed Assets	$580,189	$475,407	22%

1
The average for the three months ended March 31, 2019 includes $8.4 billion of average fund assets managed by a previously nonconsolidated entity, HGPE, in which Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (4) to the Consolidated Financial Statements for additional information.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Equity Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2020	2019
Equity Funds
Beginning Assets	$48,112	$36,584
Sales	4,392	3,412
Redemptions	(4,802)	(3,003)
Net Sales (Redemptions)	(410)	409
Net Exchanges	(31)	13
Impact of Foreign Exchange[1]	(344)	(15)
Market Gains and (Losses)[2]	(10,372)	5,066
Ending Assets	$36,955	$42,057

Equity Separate Accounts
Beginning Assets	$40,899	$35,913
Sales[3]	1,688	1,724
Redemptions[3]	(3,040)	(2,923)
Net Sales (Redemptions)[3]	(1,352)	(1,199)
Net Exchanges	(6)	0
Acquisitions/(Dispositions)	(71)	0
Impact of Foreign Exchange[1]	(424)	(107)
Market Gains and (Losses)[2]	(7,762)	3,581
Ending Assets	$31,284	$38,188

Total Equity
Beginning Assets	$89,011	$72,497
Sales[3]	6,080	5,136
Redemptions[3]	(7,842)	(5,926)
Net Sales (Redemptions)[3]	(1,762)	(790)
Net Exchanges	(37)	13
Acquisitions/(Dispositions)	(71)	0
Impact of Foreign Exchange[1]	(768)	(122)
Market Gains and (Losses)[2]	(18,134)	8,647
Ending Assets	$68,239	$80,245

1	Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

2	Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.

3	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2020	2019
Fixed-Income Funds
Beginning Assets	$44,223	$40,490
Sales	6,272	4,154
Redemptions	(8,132)	(4,726)
Net Sales (Redemptions)	(1,860)	(572)
Net Exchanges	(115)	(8)
Impact of Foreign Exchange[1]	(141)	23
Market Gains and (Losses)[2]	(1,506)	1,256
Ending Assets	$40,601	$41,189

Fixed-Income Separate Accounts
Beginning Assets	$24,800	$22,668
Sales[3]	1,415	1,262
Redemptions[3]	(1,266)	(1,615)
Net Sales (Redemptions)[3]	149	(353)
Net Exchanges	0	(25)
Acquisitions/(Dispositions)	(1)	0
Impact of Foreign Exchange[1]	(14)	(15)
Market Gains and (Losses)[2]	(820)	643
Ending Assets	$24,114	$22,918

Total Fixed-Income
Beginning Assets	$69,023	$63,158
Sales[3]	7,687	5,416
Redemptions[3]	(9,398)	(6,341)
Net Sales (Redemptions)[3]	(1,711)	(925)
Net Exchanges	(115)	(33)
Acquisitions/(Dispositions)	(1)	0
Impact of Foreign Exchange[1]	(155)	8
Market Gains and (Losses)[2]	(2,326)	1,899
Ending Assets	$64,715	$64,107

1	Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

2	Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.

3	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2020	2019
Alternative / Private Markets Funds[1]
Beginning Assets	$11,389	$11,365
Sales	624	254
Redemptions	(441)	(387)
Net Sales (Redemptions)	183	(133)
Net Exchanges	2	(2)
Impact of Foreign Exchange[2]	(679)	240
Market Gains and (Losses)[3]	470	(306)
Ending Assets	$11,365	$11,164

Alternative / Private Markets Separate Accounts
Beginning Assets	$6,713	$6,953
Sales[4]	264	59
Redemptions[4]	(141)	(471)
Net Sales (Redemptions)[4]	123	(412)
Acquisitions/(Dispositions)	452	0
Impact of Foreign Exchange[2]	(442)	147
Market Gains and (Losses)[3]	(150)	2
Ending Assets	$6,696	$6,690

Total Alternative / Private Markets[1]
Beginning Assets	$18,102	$18,318
Sales[4]	888	313
Redemptions[4]	(582)	(858)
Net Sales (Redemptions)[4]	306	(545)
Net Exchanges	2	(2)
Acquisitions/(Dispositions)	452	0
Impact of Foreign Exchange[2]	(1,121)	387
Market Gains and (Losses)[3]	320	(304)
Ending Assets	$18,061	$17,854

1
The balance at March 31, 2019 includes $8.1 billion of fund assets managed by a previously nonconsolidated entity, HGPE, in which Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (4) to the Consolidated Financial Statements for additional information.

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

Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2020	2019
Multi-Asset Funds
Beginning Assets	$4,000	$3,920
Sales	73	102
Redemptions	(229)	(235)
Net Sales (Redemptions)	(156)	(133)
Net Exchanges	(14)	2
Market Gains and (Losses)[1]	(500)	283
Ending Assets	$3,330	$4,072

Multi-Asset Separate Accounts
Beginning Assets	$199	$173
Sales[2]	25	2
Redemptions[2]	(6)	(6)
Net Sales (Redemptions)[2]	19	(4)
Market Gains and (Losses)[1]	(54)	18
Ending Assets	$164	$187

Total Multi-Asset
Beginning Assets	$4,199	$4,093
Sales[2]	98	104
Redemptions[2]	(235)	(241)
Net Sales (Redemptions)[2]	(137)	(137)
Net Exchanges	(14)	2
Market Gains and (Losses)[1]	(554)	301
Ending Assets	$3,494	$4,259

1	Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Total Changes in Long-Term Assets

	Three Months Ended
	March 31,
(in millions)	2020	2019
Total Long-Term Fund Assets[1]
Beginning Assets	$107,724	$92,359
Sales	11,361	7,922
Redemptions	(13,604)	(8,351)
Net Sales (Redemptions)	(2,243)	(429)
Net Exchanges	(158)	5
Impact of Foreign Exchange[2]	(1,164)	248
Market Gains and (Losses)[3]	(11,908)	6,299
Ending Assets	$92,251	$98,482

Total Long-Term Separate Accounts Assets
Beginning Assets	$72,611	$65,707
Sales[4]	3,392	3,047
Redemptions[4]	(4,453)	(5,015)
Net Sales (Redemptions)[4]	(1,061)	(1,968)
Net Exchanges	(6)	(25)
Acquisitions/(Dispositions)	380	0
Impact of Foreign Exchange[2]	(880)	25
Market Gains and (Losses)[3]	(8,786)	4,244
Ending Assets	$62,258	$67,983

Total Long-Term Assets[1]
Beginning Assets	$180,335	$158,066
Sales[4]	14,753	10,969
Redemptions[4]	(18,057)	(13,366)
Net Sales (Redemptions)[4]	(3,304)	(2,397)
Net Exchanges	(164)	(20)
Acquisitions/(Dispositions)	380	0
Impact of Foreign Exchange[2]	(2,044)	273
Market Gains and (Losses)[3]	(20,694)	10,543
Ending Assets	$154,509	$166,465

1
The balance at March 31, 2019 includes $8.1 billion of fund assets managed by a previously nonconsolidated entity, HGPE, in which Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (4) to the Consolidated Financial Statements for additional information.

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

Changes in Federated Hermes' average asset mix period-over-period across both asset classes and product types have a direct impact on Federated Hermes' operating income. Asset mix impacts Federated Hermes' total revenue due to the difference in the fee rates earned on each asset class and product type per invested dollar and certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size of the customer relationship. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset class and product type for the periods presented:

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Three Months Ended		Three Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
By Asset Class
Money Market	70%	65%	43%	38%
Equity	14%	16%	38%	40%
Fixed-Income	12%	14%	13%	14%
Alternative / Private Markets	3%	4%	3%	4%
Multi-Asset	1%	1%	2%	3%
Other	0%	0%	1%	1%
By Product Type
Funds:
Money Market	50%	44%	40%	35%
Equity	8%	8%	29%	30%
Fixed-Income	8%	9%	11%	12%
Alternative / Private Markets	2%	3%	1%	1%
Multi-Asset	1%	1%	2%	3%
Separate Accounts:
Money Market	20%	21%	3%	3%
Equity	6%	8%	9%	10%
Fixed-Income	4%	5%	2%	2%
Alternative / Private Markets	1%	1%	2%	3%
Other	0%	0%	1%	1%

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
As of March 31, 2020, total managed assets increased 25% from March 31, 2019, primarily due to an increase in money market assets. Total average money market assets increased 31% for the three months ended March 31, 2020 as compared to the same period in 2019. Period-end money market assets increased 42% at March 31, 2020 as compared to March 31, 2019. Average equity assets increased 7% for the three months ended March 31, 2020 as compared to the same period in 2019. Period-end equity assets decreased 15% at March 31, 2020 as compared to March 31, 2019, primarily due to market depreciation and net redemptions. Average fixed-income assets increased 8% for the three months ended March 31, 2020 as compared to the same period in 2019. Period-end fixed-income assets increased 1% at March 31, 2020 as compared to March 31, 2019, primarily due to market appreciation, partially offset by net redemptions. In the first quarter of 2020, markets initially behaved much as they had late in 2019 with the combination of fading recession fears, easing trade tensions and Federal Reserve easing helping to push the U.S. equity markets to new highs through the first six weeks of the new year. But the environment quickly changed as a new coronavirus emerged from China and morphed into a global pandemic, spreading across continents and landing hard in the U.S., which by quarter-end had the most confirmed cases reported of any country in the world. As stay-at-home orders, school and store closings and social distancing swept across the country, much of the economy ground to a halt and the equity markets sold off, with the S&P 500 falling into a bear market at its fastest rate in history. Treasuries rallied strongly, particularly on the short end, as volatility jumped and investors sought safety. The Federal Reserve reacted in rapid and unprecedented fashion, with the Fed lowering its benchmark funds rate to a range of 0% to 0.25%, restarting quantitative easing and unveiling a rash of support programs that helped stabilize market functioning. Meanwhile, in a rare show of bipartisanship, the White

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

House and Congress quickly passed a massive $2 trillion relief bill - the biggest single fiscal stimulus package in the country's history - to support small businesses, workers, state and local governments and health-care providers being harmed by the worsening virus. The moves helped calm the markets, with the S&P 500 off its lows by quarter-end. For additional information on COVID-19, see the Business Developments - COVID-19 Pandemic section of Management's Discussion and Analysis and Part II, Item 1A. - Risk Factors.
Results of Operations

Revenue. Revenue increased $52.1 million for the three-month period ended March 31, 2020 as compared to the same period in 2019 primarily due to (1) an increase in money market revenue of $34.1 million primarily due to higher average money market assets and (2) an increase of $12.9 million due to higher average equity assets.

For the three-month period ended March 31, 2020 and 2019, Federated Hermes' ratio of revenue to average managed assets was 0.25% and 0.26%, respectively.
Operating Expenses. Total Operating Expenses for the three-month period ended March 31, 2020 increased $30.3 million as compared to the same period in 2019 primarily due to an increase of $18.5 million in Distribution expense primarily related to higher average money market fund assets.

Nonoperating Income (Expenses). Nonoperating Income (Expenses), net decreased $8.7 million for the three-month period ended March 31, 2020 as compared to the same period in 2019. The decrease is primarily due to a $17.5 million decrease in Gain (Loss) on Securities, net due to a decrease in the market value of investments resulting primarily from the impact of COVID-19 on markets. This decrease was partially offset by a $7.5 million gain from a fair value adjustment to the equity investment of a previously nonconsolidated entity.
Income Taxes. The income tax provision was $22.4 million for the three-month period ended March 31, 2020 as compared to $17.9 million for the same period in 2019. The increase in the income tax provision was primarily due to higher income before income taxes as a result of the changes in revenues, expenses and nonoperating income (expenses) noted above. The effective tax rate was 26.2% for the three-month period ended March 31, 2020 as compared to 24.7% for the same period in 2019. The increase in the effective tax rate is primarily due to losses attributable to noncontrolling interests in consolidated Federated Hermes Funds for the three-month period ended March 31, 2020, which is included in Income Before Income Taxes but has no associated tax benefit as these are non-taxable entities.

Net Income Attributable to Federated Hermes, Inc. Net income increased $9.6 million for the three-month period ended March 31, 2020 as compared to the same period in 2019, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended March 31, 2020 increased $0.09 as compared to the same period in 2019 primarily due to increased net income.

Liquidity and Capital Resources

Liquid Assets. At March 31, 2020, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $414.0 million as compared to $359.1 million at December 31, 2019. The change in liquid assets is discussed below.

At March 31, 2020, Federated Hermes' liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and certain other countries subject to economic sanctions. Federated Hermes' experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (approximately $185 million) that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes' credit analysis process.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $29.3 million for the three months ended March 31, 2020 as compared to $16.8 million for the same period in 2019. The increase of $12.5 million was primarily due to an increase in cash received related to the $52.1 million increase in revenue previously discussed. The increase was

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

partially offset by (1) an increase of $13.6 million in cash paid for incentive compensation, (2) an increase in cash paid related to the $18.5 million increase in Distribution expense previously discussed and (3) a decrease of $4.6 million in cash received for net sales of investments by consolidated Federated Hermes Funds.

Cash Used by Investing Activities. During the three-month period ended March 31, 2020, net cash used by investing activities was $8.2 million, which primarily represented $4.7 million paid for acquisitions, net of cash acquired and $4.0 million paid for purchases of Investments—Affiliates and Other.

Cash Provided by Financing Activities. During the three-month period ended March 31, 2020, net cash provided by financing activities was $50.4 million due primarily to $100.0 million borrowed from Federated Hermes revolving credit facility. This was partially offset by $27.3 million or $0.27 per share paid in dividends to holders of its common shares, $15.0 million paid for treasury stock purchases and $5.0 million paid in connection with its debt obligations.

Borrowings. Federated Hermes' Credit Agreement consists of a $375 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of March 31, 2020, Federated Hermes has $180 million available to borrow under the Credit Agreement. See Note (12) to the Consolidated Financial Statements for additional information.

The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the three months ended March 31, 2020. An interest coverage ratio of at least 4 to 1 is required and, as of March 31, 2020, Federated Hermes' interest coverage ratio was 114 to 1. A leverage ratio of no more than 3 to 1 is required and, as of March 31, 2020, Federated Hermes' leverage ratio was 0.4 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

Future Cash Needs. Management expects that principal uses of cash will include funding business acquisitions and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, repaying debt obligations, paying taxes, repurchasing company stock, developing and seeding new products and strategies, modifying existing products, strategies and relationships, and funding property and equipment (including technology). Any number of factors may cause Federated Hermes' future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees may continue to increase.

On April 30, 2020, the board of directors declared a $0.27 per share dividend to shareholders of record as of May 11, 2020 to be paid on May 15, 2020.

After evaluating Federated Hermes' existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs.

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations. This discussion excludes certain material fluctuations primarily due to the HCL acquisition (see Note (4) to the Consolidated Financial Statements).
Investments—Consolidated Investment Companies decreased $17.4 million from December 31, 2019 primarily due to a $10.4 million decrease in the market value of securities held, net sales of investments of $3.5 million to settle net shareholder redemptions of the consolidated investment companies and a $3.5 million decrease related to the deconsolidation of a VRE during the first quarter 2020.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Accrued Compensation and Benefits at March 31, 2020 decreased $81.3 million from December 31, 2019 primarily due to the 2019 accrued annual incentive compensation being paid in the first quarter of 2020 ($107.0 million), partially offset by 2020 incentive compensation accruals recorded at March 31, 2020 ($25.9 million).
Other Current Liabilities increased $25.0 million from December 31, 2019 primarily due to the accrual for the first quarter estimated federal tax payment.
Legal Proceedings

Federated Hermes has claims asserted against it from time to time. See Note (16) to the Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

For a list of new accounting standards applicable to Federated Hermes, see Note (2) to the Consolidated Financial Statements.

Critical Accounting Policies

Federated Hermes' Consolidated Financial Statements have been prepared in accordance with GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management continually evaluates the accounting policies and estimates it uses to prepare the Consolidated Financial Statements. In general, management's estimates are based on historical experience, information from third-party professionals and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from those estimates made by management and those differences may be material.
Of the significant accounting policies described in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2019, management believes that its policies regarding accounting for asset acquisitions and business combinations, goodwill and intangible assets and Hermes redeemable noncontrolling interest involve a higher degree of judgment and complexity. See Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2019, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the section Critical Accounting Policies for a complete discussion of these policies.
The decline in fund asset values caused by COVID-19 resulted in management determining that an indicator of potential impairment existed as of March 31, 2020 for certain indefinite-lived intangible assets ($187 million as of March 31, 2020). An analysis resulted in no impairment as of March 31, 2020 since the fair value of these intangible assets exceeded their carrying value by approximately 11%. The severity and duration of the market decline and other events related to COVID-19 could further reduce the AUM, revenues and earnings associated with these intangible assets and may result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which may result in an impairment. For additional information on risks related to COVID-19, see Part II, Item 1A. - Risk Factors.
Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, there were no material changes to Federated Hermes' exposures to market risk that would require an update to the disclosures provided in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2019.

Part I, Item 4. Controls and Procedures

(a)
Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes' President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated Hermes' disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. The scope of management's assessment of the effectiveness of its disclosure controls and procedures did not include the internal controls over financial reporting at MEPC Limited (MEPC), which was acquired effective January 1, 2020 and HGPE Capital Limited and Hermes GPE (collectively, HCL), which was acquired effective March 1, 2020. MEPC represented less than 1% of both Federated Hermes' total and net assets as of March 31, 2020. MEPC represented approximately 1% of Federated Hermes' total revenue for the three months ended March 31, 2020 and approximately 3% of Federated Hermes' total net income for the three months ended March 31,

2020. HCL represented approximately 2% of Federated Hermes' total assets and approximately 1% of Federated Hermes' net assets as of March 31, 2020. HCL represented approximately 1% of Federated Hermes' total revenue for the three months ended March 31, 2020 and less than 1% of Federated Hermes' total net income for the three months ended March 31, 2020. These exclusions are consistent with the SEC Staff's guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting for one year following an acquisition. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated Hermes' disclosure controls and procedures were effective at March 31, 2020.

(b)
There has been no change in Federated Hermes' internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, Federated Hermes' internal control over financial reporting.

Part II, Item 1. Legal Proceedings

Information regarding this Item is contained in Note (16) to the Consolidated Financial Statements.

Part II, Item 1A. Risk Factors

The following updates Federated Hermes' existing risk disclosure relating to COVID-19:
As previously disclosed in Item 1A-Risk Factors under the heading "Potential Adverse Effects of Unpredictable Events or Consequences" in Federated Hermes, Inc.'s Form 10-K for the fiscal year ended December 31, 2019, the outbreak of COVID-19 is an unprecedented event that was impossible to predict and may have a material adverse effect on Federated Hermes' business, results of operations, financial condition, cash flows and/or stock price. It has led to global economic uncertainty which has impacted financial markets negatively. The collective mitigation response to COVID-19 has resulted in a sharp contraction in many aspects of the U.S. and global economies, tightening liquidity, and increasing volatility and uncertainty in capital markets. The economic uncertainty and impact of COVID-19 may be short-term or may last for an extended period of time and result in a substantial economic downturn. Health crises caused by outbreaks, such as COVID-19, may exacerbate other pre-existing political, social, and economic/market risks.
The overall impact of COVID-19 has, and other epidemics and pandemics that may arise in the future could, negatively affect the worldwide economy, as well as the economies of individual countries, individual companies (including Federated Hermes, its products and service providers) and the market in general in significant, potentially material, and unforeseen ways. For example, market disruptions and other events relating to COVID-19 have caused, and can continue to cause, market volatility, illiquidity in the money market, fixed income or other markets, a decline in interest rates to near zero with the possibility of negative interest rates, a decline in the value of and/or returns on investments, a decline in the value of Federated Hermes' AUM, an increase in the risk of reduction, elimination or clawback of carried interest or performance fees, changes in asset mix, and increased fee waivers, which results in lower revenue and earnings for Federated Hermes. The market disruption and other events relating to COVID-19 also may cause impairment of intangible assets (including goodwill) or other assets, among other effects. If essential employees, or a significant number of employees, contract COVID-19 and are unable to perform their duties either at all or only in a significantly diminished capacity, the absence of these employees may adversely impact Federated Hermes' ability to continue to remain fully operational and/or to deliver Federated Hermes' investment products and services. Any scenario whereby COVID-19, and its resulting effects, persist for any significant period of time may adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition, cash flows and/or stock price. Federated continues to monitor the impact of COVID-19 on its business, operations, financial condition and cash flows.
A failure in, or disruption to, Federated Hermes' operational systems or infrastructure, including business continuity plans, could adversely affect operations, damage Federated Hermes' reputation and cause Federated Hermes AUM, revenue and earnings to decline. The failure to maintain an infrastructure commensurate with the size and scope of Federated Hermes' business, or the occurrence of a business outage or event outside of Federated Hermes' control (particularly in locations where Federated Hermes has offices), or if Federated Hermes fails to keep business continuity plans up-to-date or if such plans are improperly implemented or deployed during a disruption, Federated Hermes' ability to operate could be adversely impacted which may cause AUM, revenue and earnings to decline or impact Federated Hermes' ability to comply with regulatory obligations leading to reputational harm, regulatory fines and/or sanctions, and impact, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated Hermes' share repurchase programs during the first quarter of 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January[2]	12,451	$2.93	0	546,755
February	150,000	32.80	150,000	396,755
March[2]	551,800	19.94	550,000	346,755
Total	714,251	$22.34	700,000	346,755

1
In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 4.0 million shares of Class B common stock. This program was fulfilled in March 2020. In March 2020, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 500 thousand shares of Class B common stock. No other programs existed as of March 31, 2020. See Note (14) to the Consolidated Financial Statements for additional information on this program. See Note (19) to the Consolidated Financial Statements for information regarding a new share repurchase program approved on April 30, 2020.

2
In January and March 2020, 12,451 and 1,800 shares, respectively, of restricted stock with a weighted-average price of $2.93 and $3.00 per share, respectively, were repurchased as employees forfeited restricted stock.

Part II, Item 6. Exhibits

The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:

Exhibit 3.1 - Restated Bylaws of Federated Hermes, Inc. (filed herewith)

Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101.INS – Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH – Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL – Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF – Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB – Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE – Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104 – Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federated Hermes, Inc.
(Registrant)

Date	May 6, 2020	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	May 6, 2020	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer