Form 10-Q
period 2020-06-30
FEDERATED HERMES, INC.
filed 2020-08-04
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of July 24, 2020, the Registrant had outstanding 9,000 shares of Class A Common Stock and 100,187,143 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include those relating to, or, as applicable, concerning management's assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: the coronavirus and its impact, asset flows, levels and mix; the level, timing, degree and impact of changes in interest rates, yields or asset levels or mix; fee rates and recognition, sources and levels of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses (Consideration Payable to Customers) and fee waivers for competitive reasons such as to maintain certain fund expense ratios, to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); when revenue or expense is recognized; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the timing of, and direct or contingent payment obligations and costs relating to acquisitions; any cost savings resulting from acquisitions; payment obligations pursuant to employment or incentive arrangements; vesting rights and requirements; business and market expansion opportunities, including, anticipated, or acceleration of, growth outside of the United States (U.S.); interest and principal payments or expenses; taxes and tax rates; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes, product and market performance and Federated Hermes' performance indicators; investor preferences; product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; legal proceedings; the pace, timing, impact, effects and other consequences of Brexit, as well as potential, proposed and final laws, regulations and other rules, continuing regulatory oversight, and possible deregulation by U.S. and foreign regulators and other authorities; dedication of resources; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; compliance, and related legal, compliance and other professional services expenses; interest rate, concentration, market, currency and other risks; auditor independence matters; and various items set forth under Item 1A - Risk Factors included in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ending June 30, 2020. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated Hermes' asset flows, asset levels and asset mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated Hermes. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions and the obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes' success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated Hermes' products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes' risks and uncertainties also include liquidity and credit risks in Federated Hermes' money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ending June 30, 2020.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$277,840	$249,174
Investments—Consolidated Investment Companies	55,007	64,526
Investments—Affiliates and Other	39,756	26,935
Receivables, net of reserve of $14 and $14, respectively	88,008	64,492
Receivables—Affiliates	32,513	37,589
Prepaid Expenses	20,443	16,748
Other Current Assets	7,833	1,820
Total Current Assets	521,400	461,284
Long-Term Assets
Goodwill	786,999	774,534
Intangible Assets, net of accumulated amortization of $17,794 and $12,856, respectively	454,809	446,228
Property and Equipment, net of accumulated depreciation of $101,403 and $94,766, respectively	50,722	51,725
Right-of-Use Assets, net	98,246	100,514
Other Long-Term Assets	21,719	45,846
Total Long-Term Assets	1,412,495	1,418,847
Total Assets	$1,933,895	$1,880,131
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$89,136	$69,014
Accrued Compensation and Benefits	86,475	137,445
Lease Liabilities	13,800	13,575
Income Taxes Payable	41,833	5,834
Other Current Liabilities	17,752	4,845
Total Current Liabilities	248,996	230,713
Long-Term Liabilities
Long-Term Debt	90,000	100,000
Long-Term Deferred Tax Liability, net	173,097	165,382
Long-Term Lease Liabilities	103,856	107,543
Other Long-Term Liabilities	26,607	23,127
Total Long-Term Liabilities	393,560	396,052
Total Liabilities	642,556	626,765
Commitments and Contingencies (Note (16))
TEMPORARY EQUITY
Redeemable Noncontrolling Interest in Subsidiaries	204,672	212,086
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders' Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 109,505,456 Shares Issued	405,944	392,021
Retained Earnings	1,004,497	930,351
Treasury Stock, at Cost, 9,226,413 and 8,375,077 Shares Class B Common Stock, respectively	(298,142)	(281,032)
Accumulated Other Comprehensive Income (Loss), net of tax	(25,821)	(249)
Total Permanent Equity	1,086,667	1,041,280
Total Liabilities, Temporary Equity and Permanent Equity	$1,933,895	$1,880,131
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
Investment Advisory Fees, net—Affiliates	$187,026	$166,301	$370,265	$321,908
Investment Advisory Fees, net—Other	58,100	54,368	115,522	109,960
Administrative Service Fees, net—Affiliates	83,733	57,968	155,932	112,103
Other Service Fees, net—Affiliates	28,366	39,905	69,812	78,515
Other Service Fees, net—Other	3,487	2,937	8,364	6,043
Total Revenue	360,712	321,479	719,895	628,529
Operating Expenses
Compensation and Related	123,583	107,248	238,918	218,464
Distribution	89,038	82,000	185,198	159,632
Systems and Communications	15,091	12,111	29,987	24,905
Professional Service Fees	13,888	10,281	27,156	20,767
Office and Occupancy	10,190	11,066	21,961	22,428
Advertising and Promotional	3,065	4,697	8,061	8,886
Travel and Related	325	4,459	3,484	8,307
Other	8,281	4,677	15,135	9,311
Total Operating Expenses	263,461	236,539	529,900	472,700
Operating Income	97,251	84,940	189,995	155,829
Nonoperating Income (Expenses)
Investment Income, net	1,013	949	2,402	1,979
Gain (Loss) on Securities, net	13,828	577	(2,012)	2,256
Debt Expense	(785)	(1,332)	(1,717)	(2,732)
Other, net	(24)	(832)	8,322	(508)
Total Nonoperating Income (Expenses), net	14,032	(638)	6,995	995
Income Before Income Taxes	111,283	84,302	196,990	156,824
Income Tax Provision	26,482	20,462	48,924	38,373
Net Income Including the Noncontrolling Interests in Subsidiaries	84,801	63,840	148,066	118,451
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	3,605	1,116	2,692	1,181
Net Income	$81,196	$62,724	$145,374	$117,270
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic	$0.81	$0.62	$1.44	$1.16
Earnings Per Common Share—Diluted	$0.80	$0.62	$1.44	$1.16
Cash Dividends Per Share	$0.27	$0.27	$0.54	$0.54
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income Including the Noncontrolling Interests in Subsidiaries	$84,801	$63,840	$148,066	$118,451

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	(713)	(9,539)	(25,572)	(1,875)
Temporary Equity
Foreign Currency Translation Gain (Loss)	(435)	(4,600)	(11,889)	(886)
Other Comprehensive Income (Loss), net of tax	(1,148)	(14,139)	(37,461)	(2,761)
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	83,653	49,701	110,605	115,690
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interest in Subsidiaries	3,170	(3,484)	(9,197)	295
Comprehensive Income Attributable to Federated Hermes, Inc.	$80,483	$53,185	$119,802	$115,395
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders' Equity
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2019	$392,210	$930,351	$(281,032)	$(249)	$1,041,280	$212,086
Net Income (Loss)	0	64,178	0	0	64,178	(913)
Other Comprehensive Income (Loss), net of tax	0	0	0	(24,859)	(24,859)	(11,454)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	5,577
Consolidation (Deconsolidation)	0	0	0	0	0	(4,019)
Stock Award Activity	7,467	(16,146)	16,146	0	7,467	2,153
Dividends Declared	0	(27,304)	0	0	(27,304)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	(6,039)
Purchase of Treasury Stock	0	0	(15,959)	0	(15,959)	0
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	(1,870)	0	0	(1,870)	1,870
Balance at March 31, 2020	$399,677	$949,209	$(280,845)	$(25,108)	$1,042,933	$199,261
Net Income (Loss)	0	81,196	0	0	81,196	3,605
Other Comprehensive Income (Loss), net of tax	0	0	0	(713)	(713)	(435)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	6,225
Stock Award Activity	6,456	(678)	829	0	6,607	2,087
Dividends Declared	0	(27,243)	0	0	(27,243)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	(4,058)
Purchase of Treasury Stock	0	0	(18,126)	0	(18,126)	0
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	2,013	0	0	2,013	(2,013)
Balance at June 30, 2020	$406,133	$1,004,497	$(298,142)	$(25,821)	$1,086,667	$204,672

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders' Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2018	$367,252	$0	$791,823	$(287,337)	$(14,617)	$857,121	$182,513
Net Income (Loss)	0	0	54,546	0	0	54,546	65
Other Comprehensive Income (Loss), net of tax	0	0	0	0	7,664	7,664	3,714
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	42
Stock Award Activity	7,110	0	(11,830)	11,830	0	7,110	2,126
Dividends Declared	0	0	(27,217)	0	0	(27,217)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(2,260)
Purchase of Treasury Stock	0	0	0	(1,485)	0	(1,485)	0
Balance at March 31, 2019	$374,362	$0	$807,322	$(276,992)	$(6,953)	$897,739	$186,200
Net Income (Loss)	0	0	62,724	0	0	62,724	1,116
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(9,539)	(9,539)	(4,600)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	1,822
Stock Award Activity	6,069	103	0	68	0	6,240	1,773
Dividends Declared	0	0	(27,323)	0	0	(27,323)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(541)
Business Acquisition	0	0	0	0	0	0	(386)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	(16,604)	0	0	(16,604)	16,604
Purchase of Treasury Stock	0	0	0	(709)	0	(709)	0
Balance at June 30, 2019	$380,431	$103	$826,119	$(277,633)	$(16,492)	$912,528	$201,988
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2020	2019
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$148,066	$118,451
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Amortization of Deferred Sales Commissions	770	1,130
Depreciation and Other Amortization	14,088	12,451
Share-Based Compensation Expense	13,935	13,188
Subsidiary Share-Based Compensation Expense	4,240	3,899
(Gain) Loss on Disposal of Assets	1,172	691
Provision (Benefit) for Deferred Income Taxes	6,637	5,338
Consolidation/Deconsolidation of Investment Companies	(3,051)	0
Net Unrealized (Gain) Loss on Investments	870	(2,926)
Net Sales (Purchases) of Investments—Consolidated Investment Companies	4,275	1,901
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	(10,904)	5,929
(Increase) Decrease in Prepaid Expenses and Other Assets	(10,135)	(2,116)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(47,938)	(42,998)
Increase (Decrease) in Other Liabilities	31,372	(2,515)
Net Cash Provided (Used) by Operating Activities	153,397	112,423
Investing Activities
Purchases of Investments—Affiliates and Other	(15,508)	(15,362)
Cash Paid for Business Acquisitions, Net of Cash Acquired	2,697	785
Proceeds from Redemptions of Investments—Affiliates and Other	3,905	1,911
Cash Paid for Property and Equipment	(4,979)	(8,864)
Net Cash Provided (Used) by Investing Activities	(13,885)	(21,530)
Financing Activities
Dividends Paid	(54,559)	(54,549)
Purchases of Treasury Stock	(32,911)	(2,194)
Distributions to Noncontrolling Interest in Subsidiaries	(10,097)	(2,801)
Contributions from Noncontrolling Interest in Subsidiaries	11,802	1,864
Proceeds from New Borrowings	100,000	8,800
Payments on Debt	(110,000)	(18,800)
Other Financing Activities	(1,683)	171
Net Cash Provided (Used) by Financing Activities	(97,448)	(67,509)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(7,576)	(246)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	34,488	23,138
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	249,511	157,426
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	283,999	180,564
Less: Restricted Cash Recorded in Other Current Assets	5,849	0
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	310	603
Cash and Cash Equivalents	$277,840	$179,961
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(4) Business Combinations

HCL acquisition
On March 5, 2020, Federated Hermes acquired, effective as of March 1, 2020, 100 percent ownership of HGPE Capital Limited for £15.9 million ($20.4 million). The principal activity of HGPE Capital Limited is that of a holding company for an infrastructure and private equity investment management business. As a result of the acquisition of HGPE Capital Limited, Federated Hermes gained control of Hermes GPE LLP (HGPE) (collectively with HGPE Capital Limited, HCL). The addition of London-based HCL provides the opportunity to further accelerate Federated Hermes' global growth.
The HCL acquisition included upfront cash payments that totaled £11.2 million ($14.3 million). The transaction also includes contingent purchase price payments payable through December 2024 that were deposited into escrow. The maximum contingent purchase price payments total £3.5 million ($4.5 million as of March 1, 2020), which represents the payment of certain future carried interest, recorded in Other Long-Term Liabilities.
Prior to March 1, 2020, Federated Hermes accounted for its partial ownership interest in HGPE as an equity-method investment recorded in Other Long-Term Assets on the Consolidated Balance Sheets. Management used an independent valuation expert to assist in estimating the fair value of the equity interest in HGPE using primarily the discounted cash flow methodology under the income approach. The acquisition-date fair value of the previous equity interest was $34.5 million. Federated Hermes recognized a gain of $7.5 million as a result of remeasuring the prior equity interest in HGPE held before the business combination and the consolidation of HGPE. This gain is included in Other, net - Nonoperating Income (Expenses) on the Consolidated Statements of Income.
Federated Hermes performed a valuation of the fair market value of the HCL acquisition. Due to the timing of the acquisition and the status of the valuation work, the accounting for the business combination is preliminary. The preliminary results of the initial accounting for the business combination are reflected in the Consolidated Financial Statements as of June 30, 2020 and for the six months then ended and represents management's best estimate of fair value of the acquired assets and assumed liabilities. Provisional amounts will be finalized as new information is obtained about facts and circumstances that existed on March 1, 2020. The final accounting for the business combination may reflect adjustments to the preliminary accounting and such adjustments may be material.
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

The financial results of HCL have been included in Federated Hermes' Consolidated Financial Statements from the March 1, 2020 effective date of the HCL acquisition. For the three and four months ended June 30, 2020, HCL earned revenue of $8.7 million and $11.3 million, respectively, and net income of $1.8 million and $2.1 million, respectively (which excludes acquisition-related intangible amortization and does not take into consideration the amounts attributable to the noncontrolling interests).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

MEPC acquisition
Effective January 1, 2020, Federated Hermes acquired MEPC Limited (MEPC) for £9.9 million ($13.1 million). MEPC provides real estate development services in the UK. The MEPC acquisition included upfront cash payments of £4.4 million ($5.9 million) and deferred consideration and contingent purchase price payments totaling £5.5 million ($7.2 million), which were recorded in Other Current Liabilities. As of the date of the MEPC acquisition, Hermes primarily recorded intangible assets of $7.3 million and goodwill of $1.6 million. Due to the timing of the acquisition and the status of the valuation work, the accounting for the business combination is preliminary.
(5) Revenue from Contracts with Customers
The following table presents Federated Hermes' revenue disaggregated by asset class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Money Market	157,430	123,136	308,850	240,443
Equity	$123,328	$134,035	$260,618	$257,669
Fixed-Income	43,691	44,782	90,297	88,459
Other[1]	36,263	19,526	60,130	41,958
Total Revenue	$360,712	$321,479	$719,895	$628,529

1	Primarily includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), Multi-Asset and stewardship services revenue.

The following table presents Federated Hermes' revenue disaggregated by performance obligation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Asset Management[1]	$245,126	$220,669	$485,787	$431,868
Administrative Services	83,733	57,968	155,932	112,103
Distribution[2]	25,579	37,196	64,513	73,442
Other[3]	6,274	5,646	13,663	11,116
Total Revenue	$360,712	$321,479	$719,895	$628,529

1
The performance obligation may include administrative, distribution and other services recorded as a single asset management fee under Topic 606, as it is part of a unitary fee arrangement with a single performance obligation.

2	The performance obligation is satisfied at a point in time. A portion of this revenue relates to a performance obligation that has been satisfied in a prior period.

3	Primarily includes shareholder service fees and stewardship services revenue.

The following table presents Federated Hermes' revenue disaggregated by geographical market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Domestic	$292,784	$265,893	$589,147	$518,283
Foreign[1]	67,928	55,586	130,748	110,246
Total Revenue	$360,712	$321,479	$719,895	$628,529

1	This represents revenue earned by non-U.S. domiciled subsidiaries.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents Federated Hermes' revenue disaggregated by product type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Federated Hermes Funds	$299,125	$264,174	$596,009	$512,527
Separate Accounts	58,100	54,368	115,522	109,959
Other[1]	3,487	2,937	8,364	6,043
Total Revenue	$360,712	$321,479	$719,895	$628,529

1	Primarily includes stewardship services revenue.

For nearly all revenue, Federated Hermes is not required to disclose certain estimates of revenue expected to be recorded in future periods as a result of applying the following exemptions: (1) contract terms are short-term in nature (i.e., expected duration of one year or less due to termination provisions) and (2) the expected variable consideration would be allocated entirely to future service periods.
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at June 30, 2020. Generally, contracts are billed in arrears on a quarterly basis and have a three year duration, after which the customer can terminate the agreement with notice, generally from three to twelve months. Based on existing contracts and the exchange rates as of June 30, 2020, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2020	$5,657
2021	4,644
2022	2,120
2023 and Thereafter	1,850
Total Remaining Unsatisfied Performance Obligations	$14,271

(6) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table presents Federated Hermes' revenue concentration by asset class:

	Six Months Ended
	June 30,
	2020	2019
Money Market Assets	43%	38%
Equity Assets	36%	41%
Fixed-Income Assets	13%	14%

The change in the relative proportion of Federated Hermes' revenue attributable to money market assets for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily the result of a higher proportion of average money market assets to total average assets in 2020 as compared to 2019.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Revenue Concentration by Investment Strategy/Fund

The following table presents Federated Hermes' revenue concentration by investment strategy/fund:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Federated Hermes Government Obligations Fund	14%	9%	13%	9%
Federated Hermes Strategic Value Dividend strategy[1]	8%	11%	9%	11%
1    Strategy includes Federated Hermes Funds and Separate Accounts.

A significant and prolonged decline in the AUM in this fund or strategy could have a material adverse effect on Federated Hermes' future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with the Federated Hermes Funds managed in accordance with this fund or strategy.
(c) Revenue Concentration by Intermediary

Approximately 8% and 10% of Federated Hermes' total revenue for the three- and six-month periods ended June 30, 2020, respectively, and 11% for both the three- and six-month periods ended June 30, 2019 was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated Hermes' relationship with this intermediary could have a material adverse effect on Federated Hermes' future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
(7) Consolidation

The Consolidated Financial Statements include the accounts of Federated Hermes, certain Federated Hermes Funds and other entities in which Federated Hermes holds a controlling financial interest. Federated Hermes is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or variable interest entities (VIEs). From time to time, Federated Hermes invests in Federated Hermes Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated Hermes' investment in, and/or receivables from, these Federated Hermes Funds represents its maximum exposure to loss. The assets of each consolidated Federated Hermes Fund are restricted for use by the respective Federated Hermes Fund. Generally, neither creditors of, nor equity investors in, the Federated Hermes Funds have any recourse to Federated Hermes' general credit. Given that the entities consolidated by Federated Hermes follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses.
In the ordinary course of business, Federated Hermes may implement Fee Waivers for various Federated Hermes Funds for competitive, regulatory or contractual reasons. For the three and six months ended June 30, 2020, Fee Waivers totaled $184.9 million and $315.4 million, respectively, of which $141.6 million and $241.7 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. For the three and six months ended June 30, 2019, Fee Waivers totaled $101.7 million and $200.5 million, respectively, of which $73.7 million and $141.8 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business may make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of a money market Federated Hermes Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund's net asset value (NAV), increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the three and six months ended June 30, 2020 or 2019.
In accordance with Federated Hermes' consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether

Notes to the Consolidated Financial Statements (continued)
(unaudited)

to consolidate the entity. The disclosures below represent the results of such evaluations as of June 30, 2020 and December 31, 2019.
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
(b) Consolidated Variable Interest Entities

As of December 31, 2019, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, a Federated Hermes Fund as a result of its controlling financial interest. No Federated Hermes Fund VIE was consolidated as of June 30, 2020. The following table presents the balance related to the consolidated Federated Hermes Fund VIE that was included on the Consolidated Balance Sheets as well as Federated Hermes' net interest in the consolidated Federated Hermes Fund VIE as of December 31, 2019.

(in millions)
Investments—Consolidated Investment Companies	$13.3
Other Assets	0.3
Less: Liabilities	0.1
Less: Redeemable Noncontrolling Interest in Subsidiaries	9.3
Federated Hermes' Net Interest in Federated Hermes Fund VIEs	$4.2

Federated Hermes' net interest in the consolidated Federated Hermes Fund VIE represents the value of Federated Hermes' economic ownership interest in this Federated Hermes Fund.
During the second quarter of 2020, Federated liquidated its investment in the one consolidated VIE in which it was the only remaining shareholder. Accordingly, Federated redeemed $6.0 million from Investments—Consolidated Investment Companies on the Consolidated Balance Sheets as of the date of the liquidation. There was no impact to the Consolidated Statements of Income as a result of this liquidation. There were no other consolidations or deconsolidations of VIEs during the six months ended June 30, 2020.
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
At June 30, 2020 and December 31, 2019, Federated Hermes' variable interest in non-consolidated VIEs was $5.0 million and $111.9 million, respectively, (primarily recorded in Other Long-Term Assets and Cash and Cash Equivalents, respectively, on the Consolidated Balance Sheets) and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $272.7 million and $9.6 billion at June 30, 2020 and December 31, 2019, respectively. Of the Receivables—Affiliates at June 30, 2020 and December 31, 2019, $0.3 million and $15.4 million, respectively, related to non-consolidated VIEs and represented Federated Hermes' maximum risk of loss from non-consolidated VIE receivables.
(8) Investments

At June 30, 2020 and December 31, 2019, Federated Hermes held investments in fluctuating-value Federated Hermes Funds of $30.8 million and $20.1 million, respectively, primarily in mutual funds which invest in equity securities. Federated Hermes held investments in Separate Accounts of $9.0 million and $6.8 million at June 30, 2020 and December 31, 2019, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes' investments held in Separate Accounts as of June 30, 2020 and December 31, 2019, were primarily composed of domestic debt securities ($5.3 million and $2.6 million, respectively) and stocks of large U.S. and international companies ($2.8 million and $3.0 million, respectively).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of Federated Hermes' controlling financial interest in these Federated Hermes Funds (see Note (7)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes' Consolidated Balance Sheets.
Federated Hermes' investments held by consolidated Federated Hermes Funds as of June 30, 2020 and December 31, 2019, were primarily composed of domestic and foreign debt securities ($29.1 million and $38.9 million, respectively) and stocks of large international and U.S. companies ($22.1 million and $22.6 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes' investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Investments—Consolidated Investment Companies
Unrealized Gains (Losses)	$9,889	$424	$(464)	$1,709
Net Realized Gains (Losses)[1]	(1,108)	(206)	(1,104)	(667)
Net Gains (Losses) on Investments—Consolidated Investment Companies	8,781	218	(1,568)	1,042
Investments—Affiliates and Other
Unrealized Gains (Losses)	4,991	340	(406)	1,217
Net Realized Gains (Losses)[1]	56	19	(38)	(3)
Net Gains (Losses) on Investments—Affiliates and Other	5,047	359	(444)	1,214
Gain (Loss) on Securities, net	$13,828	$577	$(2,012)	$2,256
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for Federated Hermes' financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2020
Financial Assets
Cash and Cash Equivalents	$277,840	$0	$0	$277,840
Investments—Consolidated Investment Companies	9,197	45,810	0	55,007
Investments—Affiliates and Other	34,062	5,364	330	39,756
Other[1]	8,537	54	0	8,591
Total Financial Assets	$329,636	$51,228	$330	$381,194

Total Financial Liabilities[2]	$45	$1,261	$9,785	$11,091

December 31, 2019
Financial Assets
Cash and Cash Equivalents	$249,174	$0	$0	$249,174
Investments—Consolidated Investment Companies	7,245	57,281	0	64,526
Investments—Affiliates and Other	23,667	2,945	323	26,935
Other[1]	2,901	3,177	0	6,078
Total Financial Assets	$282,987	$63,403	$323	$346,713

Total Financial Liabilities[2]	$6	$0	$2,081	$2,087

1	Amounts primarily consist of restricted cash and security deposits as of June 30, 2020 and a derivative asset and security deposits as of December 31, 2019.

2	Amounts primarily consist of acquisition-related future contingent consideration liabilities.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at June 30, 2020 or December 31, 2019.

Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $246.2 million and $222.1 million at June 30, 2020 and December 31, 2019, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
Investments—Consolidated Investment Companies
Investments—Consolidated Investment Companies represent securities held by consolidated Federated Hermes Funds. For publicly traded securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. The fair value of certain securities held by consolidated Federated Hermes Funds are determined by a third-party pricing service and may include observable market inputs of comparable investments (Level 2).
Investments—Affiliates and Other
Investments—Affiliates and Other primarily represent investments in fluctuating-value Federated Hermes Funds, as well as investments held in Separate Accounts. For investments in fluctuating-value Federated Hermes Funds that are publicly available, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For publicly traded securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. The fair value of certain securities are determined by third-party pricing services and may include observable market inputs of comparable investments (Level 2).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes may be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of June 30, 2020, acquisition-related future consideration liabilities of $9.8 million were primarily related to business combinations made in the first quarter of 2020 and were recorded in Other Current Liabilities ($5.6 million) and Other Long-Term Liabilities ($4.2 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).

The following table presents a reconciliation of the beginning and ending balances for Federated Hermes' liability for future consideration payments related to these acquisitions:

(in thousands)
Balance at December 31, 2019	$2,081
New Acquisition[1]	8,201
Changes in Fair Value	1,337
Contingent Consideration Payments	(1,834)
Balance at June 30, 2020	$9,785

1	Amounts include the preliminary fair value of the contingent payment liability recorded in connection with new acquisitions.
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the securities are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of June 30, 2020 and December 31, 2019, these investments totaled $5.1 million and $3.7 million, respectively, and were recorded in Other Long-Term Assets.

(b) Fair Value Measurements on a Nonrecurring Basis

Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2020.

(c) Fair Value Measurements of Other Financial Instruments

The fair value of Federated Hermes' debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.

(10) Derivatives

Hermes Fund Managers Limited (Hermes), a British Pound Sterling-denominated majority-owned subsidiary of Federated Hermes, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar. None of the forwards have been designated as hedging instruments for accounting purposes. As of June 30, 2020, this subsidiary held foreign currency forward derivative instruments with a combined notional amount of £50.3 million and expiration dates ranging from September 2020 through March 2021. Federated Hermes recorded $1.2 million in Other Current Liabilities on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of June 30, 2020.
As of December 31, 2019, Hermes held foreign currency forward derivative instruments with a combined notional amount of £53.0 million and expiration dates ranging from March 2020 through September 2020. Federated Hermes recorded $3.1 million in Receivables on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2019.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(11) Intangible Assets, including Goodwill

Intangible Assets, net at June 30, 2020 increased $8.6 million from December 31, 2019 primarily due to $27.6 million of intangible assets recorded in connection with the HCL acquisition and $7.3 million in connection with the MEPC acquisition (see Note (4) for additional information). These increases were partially offset by a $21.5 million decrease in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations and $5.8 million of amortization expense.
Goodwill at June 30, 2020 increased $12.5 million from December 31, 2019 primarily due to $19.1 million of goodwill recorded in connection with the HCL acquisition and $1.6 million related to the MEPC acquisition. These increases were partially offset by an $8.2 million decrease in the value of goodwill denominated in a foreign currency as a result of foreign exchange rate fluctuations.
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
The Credit Agreement, which expires on June 5, 2022, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, may elect to make discretionary principal payments. During the first six months of 2020, Federated Hermes borrowed $100 million from the revolving credit facility for general corporate purposes and repaid $110 million. As of June 30, 2020 and December 31, 2019, the amounts outstanding under the revolving credit facility were $90 million and $100 million, respectively, and were recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 1.302% and 2.816% as of June 30, 2020 and December 31, 2019, respectively, which was calculated at LIBOR plus a spread. The commitment fee under the Credit Agreement currently is 0.125% per annum on the daily unused portion of each Lender's commitment. As of June 30, 2020, Federated Hermes has $285 million available for borrowings.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated Hermes was in compliance with all covenants at and during the six months ended June 30, 2020 (see the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Second Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.
(13) Share-Based Compensation Plans

During the six months ended June 30, 2020, Federated Hermes awarded 699,581 shares of restricted Federated Hermes Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees receive a portion of their bonus in the form of restricted stock under Federated Hermes' Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over three years.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

During 2019, Federated Hermes awarded 928,324 shares of restricted Federated Hermes Class B common stock under its Stock Incentive Plan. Of this amount, 498,324 shares were awarded in connection with the aforementioned bonus program in 2019. The remaining shares were awarded to certain key employees and generally vest over ten years.
(14) Equity

In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 4 million shares of Class B common stock. This program was fulfilled in March 2020. In March 2020, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 500 thousand shares of Class B common stock. This program was fulfilled in May 2020. In April 2020, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 3.5 million shares of Class B common stock. No other programs existed as of June 30, 2020. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes' board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the first six months of 2020, Federated Hermes repurchased approximately 1.6 million shares of its Class B common stock for $34.1 million ($1.2 million of which was accrued in Other Current Liabilities as of June 30, 2020), most of which were repurchased in the open market. At June 30, 2020, approximately 3.0 million shares remain available to be purchased under Federated Hermes' remaining buyback program.
The following table presents the activity for the Class B common stock and Treasury stock for the three and six months ended June 30, 2020 and 2019. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Class B Shares
Beginning Balance	101,065,709	101,240,873	101,130,379	100,803,382
Stock Award Activity	56,750	22,750	706,331	521,074
Purchase of Treasury Stock	(843,416)	(52,600)	(1,557,667)	(113,433)
Ending Balance	100,279,043	101,211,023	100,279,043	101,211,023

Treasury Shares
Beginning Balance	8,439,747	8,264,583	8,375,077	8,702,074
Stock Award Activity	(56,750)	(22,750)	(706,331)	(521,074)
Purchase of Treasury Stock	843,416	52,600	1,557,667	113,433
Ending Balance	9,226,413	8,294,433	9,226,413	8,294,433

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(15) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator
Net Income Attributable to Federated Hermes, Inc.	$81,196	$62,724	$145,374	$117,270
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(3,171)	(2,404)	(5,568)	(4,542)
Total Net Income Attributable to Federated Hermes Common Stock - Basic	$78,025	$60,320	$139,806	$112,728
Less: Total Net Income Available to Unvested Restricted Shareholders of a Nonpublic Consolidated Subsidiary	(307)	(166)	(395)	(199)
Total Net Income Attributable to Federated Hermes Common Stock - Diluted	$77,718	$60,154	$139,411	$112,529
Denominator
Basic and Diluted Weighted-Average Federated Hermes Common Stock[2]	96,800	97,330	97,073	97,163
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock – Basic[2]	$0.81	$0.62	$1.44	$1.16
Net Income Attributable to Federated Hermes Common Stock – Diluted[2]	$0.80	$0.62	$1.44	$1.16

1	Includes dividends paid on unvested restricted Federated Hermes Class B Common Stock and their proportionate share of undistributed earnings attributable to Federated Hermes shareholders.

2	Federated Hermes Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.

(16) Commitments and Contingencies

(a) Contractual
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes may be required to make future consideration payments if certain contingencies are met. See Note (9) for additional information regarding these payments.
(b) Contingencies
Certain revenue earned by Federated Hermes related to carried interest received from certain funds is subject to clawback provisions (Carried Interest). As a result of the significant impact of the coronavirus pandemic (COVID-19) on certain markets, it is probable that the market value of the assets held by these funds will be reduced at the December 31, 2020 valuation date, resulting in a portion or all of this Carried Interest being repaid in 2021. As of June 30, 2020, approximately $10 million of Carried Interest is subject to clawback. Management has recorded an estimated liability for an immaterial amount related to the clawback of Carried Interest during the second quarter of 2020. However due to the uncertainty of the impact that COVID-19 will have on the value of the assets held by these funds as of the December 31, 2020 valuation date, this estimate of the clawback of Carried Interest may change and such change may be material.
(c) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated Hermes guarantee certain financial obligations of Federated Hermes, Inc., and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated Hermes' right to challenge the claim. Further, Federated Hermes' obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes' obligations and the unique facts and circumstances involved in each particular agreement. As of June 30, 2020, management does not believe that a material loss related to any of these matters is reasonably possible.
(d) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of June 30, 2020, Federated Hermes does not believe that a material loss related to these claims is reasonably possible.
(17) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders

Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2019	$(249)
Other Comprehensive Income (Loss)	(25,572)
Balance at June 30, 2020	$(25,821)

Balance at December 31, 2018	$(14,617)
Other Comprehensive Income (Loss)	(1,875)
Balance at June 30, 2019	$(16,492)

(18) Redeemable Noncontrolling Interest in Subsidiaries

The following table presents the changes in Redeemable Noncontrolling Interest in Subsidiaries:

(in thousands)	Consolidated Investment Companies	Hermes	Total
Balance at December 31, 2019	$19,872	$192,214	$212,086
Net Income (Loss)	(2,802)	1,889	(913)
Other Comprehensive Income (Loss), net of tax	0	(11,454)	(11,454)
Subscriptions—Redeemable Noncontrolling Interest Holders	5,577	0	5,577
Consolidation/(Deconsolidation)	(4,019)	0	(4,019)
Stock Award Activity	0	2,153	2,153
Distributions to Noncontrolling Interest in Subsidiaries	(6,039)	0	(6,039)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	1,870	1,870
Balance at March 31, 2020	$12,589	$186,672	$199,261
Net Income (Loss)	2,560	1,045	3,605
Other Comprehensive Income (Loss), net of tax	0	(435)	(435)
Subscriptions—Redeemable Noncontrolling Interest Holders	6,225	0	6,225
Stock Award Activity	0	2,087	2,087
Distributions to Noncontrolling Interest in Subsidiaries	(4,058)	0	(4,058)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	(2,013)	(2,013)
Balance at June 30, 2020	$17,316	$187,356	$204,672

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(in thousands)	Consolidated Investment Companies	Hermes	Total
Balance at December 31, 2018	$11,626	$170,887	$182,513
Net Income (Loss)	678	(613)	65
Other Comprehensive Income (Loss), net of tax	0	3,714	3,714
Subscriptions—Redeemable Noncontrolling Interest Holders	42	0	42
Stock Award Activity	0	2,126	2,126
Distributions to Noncontrolling Interest in Subsidiaries	(2,260)	0	(2,260)
Balance at March 31, 2019	$10,086	$176,114	$186,200
Net Income (Loss)	340	776	1,116
Other Comprehensive Income (Loss), net of tax	0	(4,600)	(4,600)
Subscriptions—Redeemable Noncontrolling Interest Holders	1,822	0	1,822
Stock Award Activity	0	1,773	1,773
Distributions to Noncontrolling Interest in Subsidiaries	(541)	0	(541)
Business Acquisition	0	(386)	(386)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	16,604	16,604
Balance at June 30, 2019	$11,707	$190,281	$201,988

(19) Subsequent Events

On July 30, 2020, the board of directors declared a $0.27 per share dividend to shareholders of record as of August 7, 2020 to be paid on August 14, 2020.

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

General

Federated Hermes is one of the largest investment managers in the U.S. with $628.8 billion in managed assets as of June 30, 2020. The majority of Federated Hermes' revenue is derived from advising Federated Hermes Funds and Separate Accounts in both domestic and international markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing), as well as stewardship services and real estate development services.
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

Business Developments

COVID-19 Pandemic
The outbreak of this respiratory disease was first detected in China in late 2019 and has subsequently spread internationally. COVID-19 has resulted in travel bans, closing of borders, changes to the ways in which healthcare workers prepare and deliver services, enhanced monitoring and increased health screenings/testing, increased data analytics, efforts to develop effective vaccines and identify effective therapeutics, enhanced disinfection and contamination procedures, stay-at-home orders, quarantines, cancellations and disruptions to supply chains, workflow operations and customer activity, as well as general concern and uncertainty. COVID-19 also has resulted in economic uncertainty, market volatility, trading halts, market illiquidity and declining stock prices, among other effects. See Part II, Item 1A - Risk Factors in this Quarterly Report on Form 10-Q for additional information regarding the impacts, and potential impacts, resulting from COVID-19. Policymakers responded to certain apparent and acute economic and market consequences with monetary and fiscal policy actions. Regulators have taken actions focused on facilitating market function and preserving market integrity, as well as providing guidance and relief to market participants affected by COVID-19. See the Business Developments - Current Regulatory Environment section of Management's Discussion and Analysis for additional information regarding the monetary and fiscal policy actions taken by governmental authorities.
As national, state/provincial and local governments have begun to lessen or remove requirements for staying-at-home, quarantining, and travel, as well as other COVID-19 imposed restrictions, certain jurisdictions (particularly in the United States) have seen a spike in the number of diagnosed COVID-19 cases and hospitalizations. These spikes have resulted in the re-imposition of certain COVID-19 restrictions, although in most cases not to the extent of those initially imposed. As a result, while governments are taking action to open economies, economic uncertainty and market volatility has continued, but not to the degree initially seen in late first quarter and early second quarter 2020.
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
Federated Hermes designated an internal task force (which continues to meet regularly) to address events related to COVID-19 that have impacted or that may impact Federated Hermes' business. Federated Hermes also implemented a number of other prudent steps to provide for the safety of our employees, to seek to ensure the resiliency of Federated Hermes' business and to keep our customers informed through the related market volatility. For example, Federated Hermes is complying with applicable Federal and state government orders and guidance, as well as the Centers for Disease Control and Prevention's and state health departments' guidance and enhanced disinfection and decontamination procedures. These steps continue to be implemented, reviewed and, in certain cases, revised or enhanced. Technology investments in laptops for employees and expanded internet bandwidth have allowed Federated Hermes to remain fully operational while implementing work-from-home options, supporting physical distancing, and continuing to deliver Federated Hermes' investment products and services to customers, while at the same time taking steps to safeguard the health and safety of employees. Among other actions, Federated Hermes has taken the following steps:

•
Federated Hermes restricted business travel on March 12, 2020 and, instead, is conducting calls or virtual meetings with clients and prospects. For the second quarter of 2020, no commercial air travel occurred, hotel and car rental reservations related to ground travel were limited, and conferences were either canceled, rescheduled or held virtually.

•
The company instituted a travel ban to 11 countries, including those designated as high risk by the U.S. Centers for Disease Control and Prevention (CDC) on February 27, 2020. Federated Hermes subsequently recommended to employees that they follow national, state/provincial, local and CDC recommendations for self-quarantining after travel to certain "hot spots" where COVID-19 cases, hospitalizations and/or deaths have spiked.

•
While Federated Hermes' offices remain open, remote-work options have been implemented for much of our global workforce to support physical distancing; more than 95 percent of Federated Hermes' employees are successfully working remotely. Federated Hermes has increased usage and reliance on virtual meeting tools and prioritized the deployment of additional equipment and technology to employees to provide enhanced remote-work options.

•
Federated Hermes' held its April and July board meetings, and its annual shareholder meeting on April 30, 2020, via teleconference, rather than in person. Federated Hermes Fund board meetings held in May 2020 also were held via teleconference, and similar approaches are being taken with respect to offshore fund and subsidiary board meetings.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

•	Federated Hermes has continued to on-board new hires, shipping necessary equipment to them and conducting training remotely.

•
Federated Hermes investment professionals and strategists are frequently publishing fresh content to the Insights section of Federated Hermes' website offering customers unique perspectives during these difficult markets.

Federated Hermes is also prepared to continue to implement a variety of other strategies to ensure the resiliency of its business. Examples include: transferring processes to alternate personnel, prioritizing technology resources to service critical processing, and leveraging service providers and counterparties for the most efficient delivery of services. In addition to the implementation of advanced cleaning protocols and other measures, Federated Hermes has made provisions for hand sanitizer stations and is encouraging everyone to take standard precautions such as physically distancing, washing their hands with soap and water, wearing face masks, avoiding shaking hands and staying home if sick. Federated Hermes is evaluating options and considering details of its plans for when and how to bring employees back to our offices. The company plans to take a measured approach that involves implementing procedures aimed at safeguarding employee health while continuing to provide a high level of client service. Federated Hermes expects those procedures and related timelines to vary by location in order to meet local regulatory guidelines and support community health practices. As of June 30, 2020, Federated Hermes has advised its employees that they will continue to be encouraged to work from home at least through Labor Day.
Federated Hermes continues to monitor the ongoing global health situation through contact with the CDC, the SEC, the World Health Organization and the Securities Industry and Financial Markets Association (SIFMA), a financial services industry trade association, among others. As of June 30, 2020, while Federated Hermes' stock price has declined, along with those of other public companies amidst the decline in stock prices on major exchanges, and Federated Hermes' business operations have had to adapt to a remote working environment, COVID-19 has not materially affected Federated Hermes' financial condition or cash flows. See Part II, Item 1A - Risk Factors in this Quarterly Report on Form 10-Q for information regarding the risks to Federated Hermes presented by COVID-19.
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
During the three and six months ended June 30, 2020, Voluntary Yield-related Fee Waivers totaled $20.0 million and $20.4 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $18.0 million and $18.3 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $2.0 million and $2.1 million for the three and six months ended June 30, 2020, respectively.
Assuming asset levels and mix remain constant and based on recent and expected market conditions, Voluntary Yield-related Fee Waivers for the third quarter of 2020 may result in a negative pre-tax impact on income of approximately $4 million. While the level of these fee waivers are impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these waivers. The actual amount of future fee waivers and the resulting negative impact of these waivers could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, changes in yields on instruments available for purchase by the money market funds, actions by the FOMC, the U.S. Department of Treasury, the SEC, Financial Stability Oversight Council (FSOC) and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties, Federated Hermes' willingness to continue the fee waivers and changes in the extent to which the impact of the waivers is shared by any one or more third parties.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Current Regulatory Environment
Domestic
The outbreak of COVID-19 shifted the regulatory environment in the United States, and globally, toward the adoption of measures intended to provide regulatory flexibility and market stabilization. (See Item 1A-Risk Factors under the heading "Potential Adverse Effects of Unpredictable Events or Consequences" in Federated Hermes, Inc. Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 for discussions regarding the risks posed by COVID-19). The SEC (among other regulatory authorities, self-regulatory organizations or exchanges) has continued to implement "social distancing" requirements for its personnel (including transitioning to a full telework posture with limited exceptions). The SEC previously stated that it is focused on: (i) maintaining the continuity of its operations; (ii) monitoring market functions and systemic risks; (iii) providing prompt, targeted regulatory relief and guidance to issuers, investment advisors and other registrants impacted by COVID-19 to facilitate continuing operations, including in connection with the execution of their business continuity plans; and (iv) maintaining enforcement and investor protection efforts, particularly with regard to the protection of critical market systems and what the SEC deems to be the most vulnerable investors. The SEC also announced that under its current operating posture, in addition to its COVID-19 focused efforts, it remains engaged on rulemakings and other matters, and may make adjustments to the SEC's rulemaking agenda as necessary. Consistent with maintaining its operations, the SEC indicated in its spring 2020 Regulatory Flexibility Agenda that it intends to finalize in 2020 certain regulatory proposals, including the proposed fund of funds rule, derivatives rule, proxy advisor rule, and investment advisor advertising rule, and that it may propose rules relating to updated shareholder report requirements, transfer agent standards, cross trades pursuant to Rule 17a-7 under the 1940 Act, and the investment advisor custody rule. Whether the SEC will meet these objectives given COVID-19 remains unknown.
The SEC also extended certain COVID-19 relief it had previously issued in March 2020. For example, the SEC extended, at least through the end of 2020, the relief from the requirements to hold in person board of directors/trustees meetings under the 1940 Act. The SEC did not extend certain previously issued relief, such as the relief relating to the filing deadlines for public company reporting, investment company prospectus delivery, transmittal of annual and semi-annual shareholder reports, and Form N-CEN, Form N-PORT, Form ADV and FORM PF.
The regulatory actions to address COVID-19, any other rules and regulations that have or are expected to become effective, and any new proposed rules and regulations, continue to impact the investment management industry (collectively, both domestically and abroad, as applicable, Regulatory Developments).
Additionally, COVID-19 has prompted legislative intervention in the form of stimulus measures. Following passage of its $2 trillion relief package titled the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in March 2020, on April 23, 2020 Congress passed the Paycheck Protection Program and Health Care Enhancement Act, providing a further $484 billion in funding for the Paycheck Protection Program as well as provision for additional healthcare spending and COVID-19 testing. While regulators and legislators confront the challenges presented by COVID-19, efforts also continue to eliminate certain regulatory requirements. For example, legislation has been introduced in both the Senate and the House of Representatives in a continuing effort to get revisions to money market fund reform passed and signed into law. The proposed law would permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements for, institutional and municipal (or tax-exempt) money market funds. These requirements were imposed under the SEC's structural, operational and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance). Compliance with the 2014 Money Fund Rules and Guidance became effective on October 14, 2016. Federated Hermes continues to support efforts to permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements imposed under the 2014 Money Fund Rules and Guidance for, institutional and municipal (or tax-exempt) money market funds.
COVID-19 has also spurred direct intervention from the U.S. Federal Reserve (Fed) in order to address market inefficiencies and provide financial backstops totaling more than $2.3 trillion as necessary. As a result, the Fed's balance sheet has expanded significantly, growing from $4.2 trillion as of February 17, 2020 to $7.0 trillion as of July 20, 2020. Examples of the Fed's intervention include:

•
On March 17, 2020, the Fed announced the establishment of a Commercial Paper Funding Facility (CPFF) through a special purpose vehicle (SPV) that will purchase unsecured and asset-backed commercial paper rated A1/P1 (as of March 17, 2020) directly from eligible companies. The Treasury provided $10 billion in credit protection to the Fed in connection with the CPFF. The CPFF program provides a "liquidity backstop" to U.S. issuers of commercial paper, and may indirectly benefit funds, such as prime money market funds, seeking to sell commercial paper to cover redemptions

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

driven by market volatility. As of June 30, 2020, over $4 billion in loans had been extended under the CPFF. The CPFF is currently set to expire in March 2021.

•
On March 18, 2020, the Fed announced a Money Market Mutual Fund Liquidity Facility (MMLF) program through which the Federal Reserve Bank of Boston will make loans available to eligible financial institutions secured by high-quality assets purchased by the financial institution from money market mutual funds. The Treasury is providing the Fed $10 billion to protect against losses in connection with the MMLF. The MMLF program is intended to further assist money market funds in meeting demands for redemptions, enhancing overall market functioning and increasing credit provision to the broader economy. As of June 30, 2020, over $21 billion in loans had been extended to the SPV under the MMLF. This facility was extended by the Fed until December 31, 2020.

•
On March 23, 2020, the Fed announced the establishment of the Secondary Market Corporate Credit Facility (SMCCF). Under the SMCCF, the Federal Reserve Bank of New York will lend, on a recourse basis, to an SPV that will purchase up to $250 billion in the secondary market, corporate debt issued by eligible issuers. The SPV will purchase eligible individual corporate bonds as well as eligible corporate bond portfolios in the form of exchange traded funds (ETFs) in the secondary market. The SMCCF is intended to provide liquidity for outstanding corporate bonds, including those held by fixed income mutual funds. The SMCCF will cease purchasing eligible corporate bonds and eligible ETFs no later than September 30, 2020, unless it is extended by the Fed. As of June 30, 2020, over $9.4 billion in loans had been extended to the SPV under the SMCCF. This facility was extended by the Fed until December 31, 2020.

•
On March 23, 2020, the Fed announced that the Federal Open Market Committee (FOMC) will purchase Treasury securities and agency mortgage-backed securities in the amounts needed to support smooth market functioning and effective transmission of monetary policy to broader financial conditions and the economy. The FOMC had previously announced it would purchase at least $500 billion of Treasury securities and at least $200 billion of mortgage-backed securities. In addition, the FOMC will include purchases of agency commercial mortgage-backed securities.

•
On March 23, 2020, the Fed established the Term Asset-Backed Securities Loan Facility to enable the issuance of asset-backed securities backed by student loans, auto loans, credit card loans, loans guaranteed by the Small Business Administration and certain other assets. As of June 30, 2020, over $252 million in loans had been extended under this facility. This facility was extended by the Fed until December 31, 2020.

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
Since the beginning of the second quarter of 2020, the SEC proposed or adopted new rules that impact U.S. investment management industry participants, including Federated Hermes. For example:

•
On July 6, 2020, the SEC adopted amendments, originally proposed on October 18, 2019, to Rule 0-5 under the 1940 Act to expedite the review process for exemptive relief applications that are "substantially identical" to recent precedent. The amendments have the potential to streamline an important regulatory process often utilized when bringing new products to market. The SEC has indicated that firms may not "mix and match relief" from prior orders, and warned that "small changes to the terms and conditions of an application, compared to a precedent application, may either raise a novel issue, or require a significant amount of time for the Staff to consider whether it raises such an issue." Federated Hermes believes these amendments will benefit the investment management industry.

•
On June 29, 2020, the U.S. Department of Labor (DOL) released a new proposed fiduciary rule that provides a new prohibited transaction class exemption for investment advice fiduciaries. The proposal would allow investment advice fiduciaries to give more choices for retirement using Impartial Conduct Standards, which consist of a best interest standard, a reasonable compensation standard, and a requirement to not make materially misleading statements. It has been reported that financial advisors would qualify for the exemption when working with 401(k) plans and individual retirement accounts if they earn reasonable compensation, do not make misleading statements and tell customers they are acting as fiduciaries. The DOL indicated that the standards in the proposed exemption are intended to align with standards of other regulators, such as Regulation Best Interest. In a separate rule, the agency reinstated the five-part test under ERISA to determine who is a fiduciary. The DOL's original 2016 fiduciary rule was vacated in its entirety in March 2018 by the United States Court of Appeals for the Fifth Circuit. In response to that original DOL fiduciary rule, broker-dealer and other intermediaries

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

implemented, or began implementing, changes to their business practices, including eliminating commission-based compensation arrangements, reducing the number of mutual funds offered on their platforms or requiring "clean shares" or other product fee structure changes based on SEC guidance. It remains uncertain whether, or to what degree, broker-dealers or other intermediaries will roll-back, modify or continue changes made prior to the original DOL fiduciary rule being vacated, or make new or additional changes in light of the new proposed DOL fiduciary rule, Regulation Best Interest, Form CRS, or SEC fiduciary duty interpretations. Federated Hermes continues to analyze the potential impact of these Regulatory Developments on Federated Hermes' business, results of operations, financial condition and/or cash flows.

•
On June 23, 2020, the DOL released a new proposed rule, that purports to define an ERISA plan fiduciary's duties when considering environmental, social and governance (ESG) factors for the investment of plan assets. The proposal states that ERISA fiduciaries may take ESG factors into consideration only if they present economic risks or opportunities that qualified investment professionals would treat as material economic considerations under generally accepted investment theories when considering economically targeted investments or those that incorporate ESG factors. Federated Hermes is reviewing the proposed rule and its impact on its business.

•
On April 21, 2020, the SEC proposed new rule 2a-5 under the 1940 Act, establishing a framework for funds' fair value determinations. The proposed rule is designed to clarify how fund boards can satisfy their valuation obligations in light of market developments that have arisen since the SEC last addressed fund valuation practices in a pair of releases issued in 1969 and 1970. The proposed rule would establish requirements for determining the fair value of a fund's investments in good faith and would permit boards to assign that determination to the fund's investment advisor, subject to board oversight and certain other conditions. The proposed rule would also define "readily available" market quotations for purposes of the 1940 Act, which will have important implications for thinly traded or more complex assets. The public comment period closed on July 21, 2020. Federated Hermes continues to review the proposed rule and its impact on Federated Hermes' and its funds' valuation policies.

•
On April 8, 2020, the SEC adopted final rules and amendments, originally proposed on March 20, 2019, that permit registered closed-end funds and business development companies to use the registration, offering and communications reforms the SEC had previously adopted for operating companies under the 1933 Act and further harmonize the disclosure and regulatory framework for these funds with that of operating companies. The rules and amendments implement provisions of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "CEF Act") and Small Business Credit Availability Act (the "BDC Act"), and would generally provide eligible closed-end funds and business development companies with flexibility to follow more lenient securities offering rules currently available to traditional public operating companies.

•	Among a myriad of other exemptive orders, no-action and other relief or guidance issued by the SEC or its staff relating to COVID-19 since the beginning of the second quarter of 2020:

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

•
On April 2, 2020, the SEC staff published amendments to the Frequently Asked Questions (FAQs) about the Custody Rule under the Advisers Act to indicate that the SEC Division of Investment Management would not consider an investment advisor to have custody of client assets if a client sends funds to the investment advisor's office and the investment advisor's staff is working remotely. The SEC staff indicated that it would not recommend enforcement actions against investment advisors where independent auditors cannot complete surprise exams required under Rule 206(4)-2 under the Advisers Act (Custody Rule) within the 120-day deadline due to logistical disruptions. The SEC staff also indicated that it would not recommend enforcement actions against investment advisors if physical certificates representing client investments cannot be maintained at qualified custodians so long as the investment advisors satisfy certain conditions. This relief will last for the duration of the custodians being closed and until such time as physical certificates can reasonably be placed with a qualified custodian or similar securities can reasonably be issued using an approach consistent with the Custody Rule.

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

Investment management industry participants, such as Federated Hermes, also continued, and will continue, to monitor, plan for and implement certain changes in response to new proposed or adopted rules, such as the following (which Federated Hermes described in greater detail in its prior public filings):

•
As of March 31, 2020, the SEC had issued four exemptive orders that provide regulatory relief for various types of funds and investment advisors relating to COVID-19, including (in relevant part): relaxing in-person board meeting requirements for mutual funds under the 1940 Act; relaxing funds' annual and semi-annual report transmittal obligations; extending the filing deadlines for Form N-CEN, Form N-PORT, and Form N-23C-2; and extending the filing deadlines for investment advisors with respect to Form ADV. The relief granted by these exemptive orders was limited to filings due on or before June 30, 2020. In its COVID-19 Frequently Asked Questions (FAQ) posting, dated April 27, 2020, the SEC staff provided guidance regarding the availability of the SEC's March 25, 2020 order granting temporary exemptive relief from the deadline for wrap brochure delivery to advisors participating in wrap programs that rely upon the sponsor to meet this obligation. An advisory subsidiary of Federated Hermes has relied on this relief because a sponsor's mail vendor was unable to deliver the advisory subsidiary's Summary of Material Changes to its Form ADV, Part 2A brochure in a timely manner. On June 19, 2020, the SEC extended the relief from the requirements to hold in person board meetings under the 1940 Act, at least through December 31, 2020.

•
On March 20, 2020 the SEC issued an order temporarily waiving (until May 30, 2020) transfer agent requirements for processing securities transfers, maintaining investor ownership records and submitting officials' fingerprints to the U.S. attorney if firms cannot comply as a result of business disruption from COVID-19. Transfer agents are required to notify the SEC of their intent to use the relief. The SEC extended this relief on May 27, 2020 until June 30, 2020, and then again on June 26, 2020 for a period to be defined in a future public notice by the SEC.

•
On March 19, 2020 and March 26, 2020, the SEC staff released two no action letters to the Investment Company Institute providing no-action relief for affiliates to make certain purchases of debt securities from open end investment companies that would otherwise be prohibited under Section 17(a) of, or Rule 17a-9 under, the 1940 Act. Initially, the relief was granted only to money market funds and their affiliated persons that are not registered investment companies, but in the latter no action letter, the SEC extended the relief to funds that are not exchange traded funds (ETFs) and do not hold themselves out as money market funds, and their affiliated persons that are not registered investment companies. The relief granted under the no action letters is temporary and their effectiveness will cease upon notice from the SEC staff.

•
On March 13, 2020, the SEC's Division of Corporate Finance released its guidance for issuers registered under Section 12 of the Exchange Act to conduct virtual or hybrid annual shareholder meetings through the internet or other electronic means in lieu of in-person meetings, in light of COVID-19. While the ability to conduct such virtual or hybrid annual meetings is governed by state law, and the issuers' governing documents, the SEC staff indicated that it expected issuers to notify shareholders, intermediaries involved in the proxy process, and other market participants of such plans in a timely manner and disclose clear directions as to the logistical details of the virtual or hybrid meeting, including how shareholders can remotely access, participate in, and vote at such meetings. The SEC staff also provided an alternative approach to notifying shareholders of changes for previously announced shareholder meetings for the purpose of switching to a virtual or hybrid annual meeting. Federated Hermes availed itself of the SEC staff's guidance and changed the format of its April 20, 2020 Annual Meeting of Shareholders from in-person to a teleconference.

•
On March 4, 2020, the SEC issued an order applicable to entities subject to Exchange Act reporting obligations, such as public companies, granting them a 45 day extension for their periodic report filing obligations and proxy and information statement filings. The order covers filings that such entities would have been required to file between March 1, 2020 and April 30, 2020. In a subsequent order on March 25, 2020, the SEC extended the applicable period through July 1, 2020. To obtain relief, affected entities were required to make a securities filing by the later of March 16 or the original reporting deadline stating that they intended to rely on the relief, providing a description of the reason that they required the relief, and disclosing the date by which they intended to file, together with applicable risk factors. If the reason that the relief was sought pertained to the inability of third parties to provide required information, the entity seeking relief was to include in its filing a signed statement from the third party.

•
On March 3, 2020, the SEC requested comment on Rule 35d-1 under the 1940 Act (Names Rule) to determine whether the Names Rule can be improved to help ensure that fund names inform and do not mislead investors. The public comment period ended on May 5, 2020. In its release, the SEC indicated that it was particularly concerned about certain challenges regarding the application of the Names Rule, including in connection with: (i) the use of derivatives and other financial instruments that provide leverage, because the Names Rule involves an asset-based test; (ii) the use of hybrid financial instruments (e.g., convertibles) that have some, but not all, of the characteristics of more common asset types that are used

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

in a fund's name; (iii) the indices used by index funds that are not investment companies and not subject to the Names Rule, and where the index constituents may not always be closely tied to the type of investment suggested by the index's name; (iv) investment mandates that include criteria that require some degree of qualitative assessment or judgment of certain non-financial characteristics (such as funds that include one or more environmental, social, and governance-oriented assessments or judgments in their investment mandates, since firms may inconsistently treat such terms (e.g., ESG) as either an investment strategy, which would not be subject to the Names Rule, or as a type of investment, which would be subject to the Names Rule); and (v) generalized concerns about the incentives for managers to select fund names that are more likely to attract assets (such as names suggesting various emerging technologies) but that may not be consistent with the purpose of the Names Rule.

•
On December 30, 2019, the SEC proposed amendments to Rule 2-01 of Regulation S-X seeking to codify certain staff consultations and modernize certain aspects of its auditor independence framework. The amendments would limit the scope of potential independence-impairing relationships that arise among funds in a mutual fund complex, shorten the look-back period for domestic first time filers in assessing compliance with the independence requirements, expand the number of de minimis consumer loans to the categorical exclusions from independence-impairing lending relationships, further develop the concept of beneficial ownership, and introduce a transition framework to address inadvertent independence violations that only arise as a result of merger and acquisition transactions. The public comment period on the proposed amendments ended on May 1, 2020. Federated Hermes is assessing the most recent amendments to determine the extent to which they mitigate risk that Federated Hermes' or the Federated Hermes Funds' auditors will inadvertently implicate the auditor independence rules.

•
On November 25, 2019, the SEC re-proposed Rule 18f-4 under the 1940 Act (the "Derivatives Rule"), which would regulate the use of derivatives by mutual funds, closed end funds, ETFs, and other investment companies. Among other requirements, the Derivatives Rule would impose a requirement for funds to adopt and implement a derivatives risk management program that meets certain criteria (including stress testing and back-testing) with board oversight and reporting by a dedicated administrator appointed by the board. The re-proposed Derivatives Rule also caps a fund's leverage at 150% based upon the value-at-risk (VaR) relative to a designated reference index, subject to certain exceptions. The public comment period on the proposed Derivatives Rule ended on May 1, 2020. Federated Hermes is assessing the potential impact of the Derivatives Rule, but does not expect the Derivatives Rule to have a significant impact on its business, results of operations, financial condition and/or cash flows or the Federated Hermes Funds.

•
On November 5, 2019, the SEC proposed two amendments to its rules governing proxy solicitations. In addition to addressing changes to the procedure for submitting shareholder proposals, the proposed amendments largely seek to codify prior SEC guidance released on August 21, 2019 in several important respects. Among other provisions, the amendments would codify the SEC's interpretation that proxy voting advice generally constitutes a solicitation within the meaning of the 1934 Act. The public comment period on the proposed amendments ended on February 3, 2020. Federated Hermes is assessing the potential impact of the amendments on its business (including its Equity Ownership Services (or EOS) business), results of operations, financial condition and/or cash flows.

•
On November 4, 2019, the SEC proposed amendments to its investment advisor advertising and cash solicitation rules. In general the proposed amendments attempt to update and modernize the existing regulations. Among other requirements, the amendments to the advertising rule introduce a new principles-based prohibition on certain advertising practices, and more tailored requirements for the presentation of performance results based on an advertisement's intended audience and permit the use of testimonials, endorsements, and third-party ratings. The public comment period on the proposed amendments ended on February 10, 2020. Federated Hermes is assessing the potential impact of the amendments on its business, results of operations, financial condition and/or cash flows.

•
On June 5, 2019, the SEC adopted a package of new rules (i.e. Regulation Best Interest) and amendments and interpretations intended to enhance the quality of retail investors' relationships with broker-dealers and investment advisors and to enhance investor protections while preserving retail investor access and choice in (1) the type of professional with whom they work; (2) the services they receive; and (3) how they pay for these services. The new rules are intended to enhance the standard of conduct that broker-dealers owe to their customers and align the standard of conduct with retail customers' reasonable expectations. The rules will also provide additional transparency and clarity for retail investors through enhanced disclosures on Form CRS designed to help them understand who they are dealing with, and why that matters. Compliance with Regulation Best Interest and Form CRS reporting was required by June 30, 2020. On June 26, 2020, the United States Court of Appeals for the Second Circuit upheld Regulation Best Interest, holding that the SEC was authorized under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) to promulgate Regulation Best Interest and it was not arbitrary and capricious under the Administrative Procedure Act. In an April 7,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

2020, risk alert, the SEC's Office of Compliance Inspections and Examinations (OCIE) released information about the scope and content of initial examinations, which OCIE stated will likely occur during the first year after the compliance date. The OCIE indicated that the initial Regulation Best Interest examinations will focus on assessing whether firms have made a good faith effort to implement policies and procedures reasonably designed to comply with the disclosure, care, conflict of interest, and compliance obligations of Regulation Best Interest. Federated Hermes prepared and filed a Form CRS for certain of its registered investment advisor subsidiaries by the June 30, 2020 deadline.

•
On December 19, 2018, the SEC proposed rule 12d1-4 and amendments under the 1940 Act, which are designed to streamline and enhance the regulatory framework for funds that invest in other funds (or "fund of funds" arrangements). At the same time, the SEC would rescind rule 12d1-2 under the 1940 Act and most related exemptive orders granted by the SEC to provide relief from Sections 12(d)(1)(A), (B), (C) and (G) of the 1940 Act. The proposed rule would, under certain specified conditions, permit a fund to acquire shares of another fund in excess of the limits of section 12(d)(1) of the 1940 Act without obtaining an exemptive order from the SEC. The SEC also proposed related amendments to rule 12d1-1 under the 1940 Act and Form N-CEN. The proposed amendments to rule 12d1-1 would allow funds that primarily invest in funds within the same group of investment companies to continue to invest in unaffiliated money market funds. Finally, the amendments to Form N-CEN would require funds to report whether they relied on rule 12d1-4 or the statutory exception in Section 12(d)(1)(G) of the 1940 Act during the applicable reporting period. The public comment period on the proposed rule ended on May 2, 2019. Federated Hermes continues to analyze the potential impact that the rule, if adopted as proposed, would have on Federated Hermes' fund of fund arrangements and relevant products and, as of June 30, 2020, given the uncertainty surrounding the scope and certain requirements of the proposed rule once finalized, Federated Hermes is unable to conclusively determine the impact on its business, results of operations, financial condition and/or cash flows.

In addition to the above Regulatory Developments, the SEC staff has been engaging in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including investment advisors and investment management companies such as Federated Hermes' investment management subsidiaries and the Federated Hermes Funds. The SEC examinations have included certain sweep examinations of investment management companies and investment advisors involving various topics. Examples of sweep examinations conducted, or being conducted, by the SEC staff include, among others, money market fund liquidity, business continuity plans, transition from the London Inter-bank Offered Rate (LIBOR), compliance with Regulation Best Interest and Form CRS, cash sweeps and novel revenue-sharing arrangements between investment advisors and brokers, representations regarding use of ESG factors, cyber-security, certain technology systems, index construction and maintenance, disclosure of risks of investing in smaller or thinly traded ETFs, funds with "aberrational" performance, the impact of the UK's departure from the European Union (EU) (known as Brexit), and share class selection. For 2020, the SEC has announced that it will focus on mutual funds and ETFs, the activities of their registered investment advisors, and oversight practices of their boards of directors, and more generally on matters important to retail investors (including retirement investors), share class selection, information security, digital assets, electronic investment advice, anti-money laundering, and compliance in registrants responsible for critical market infrastructure, among other matters, as examination priorities. It is uncertain how COVID-19 will impact the SEC's progress on its examination priorities in 2020. In addition to its recent COVID-19 actions and guidance, the SEC staff also issued various guidance statements and risk alerts on compliance issues related to cyber-security, the transition from LIBOR, private fund advisor compliance, the cash solicitation rule, risk-based examination initiatives for registered investment companies, observations from investment advisor examinations relating to electronic messaging, transfer agent safeguarding of funds and securities, investment advisor principal and agency cross trading compliance issues, compliance issues related to Regulation S-P privacy notices and safeguard policies, safeguarding customer records and information in network storage, investment company business continuity, mutual fund distribution, revising fund disclosures in light of changing market conditions (including LIBOR cessation), inadvertent custody, and sales load variation disclosure, among other topics. These investigations, examinations and actions have led, and may lead, to further regulation, guidance statements and scrutiny of the investment management industry. Given government regulatory policies, and the impact of COVID-19, the degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
Regulation or potential regulation by regulators other than the SEC also continued, and may continue, to affect investment management industry participants, including Federated Hermes. For example, the Financial Industry Regulatory Authority (FINRA) also has undertaken examinations, including bank sweep programs, zero commissions and cyber-security sweep examinations, and various state legislatures or regulators have adopted or are beginning to adopt state-specific cyber-security and/or privacy requirements that may apply, to varying degrees, in addition to federal regulation.
The activities of the FSOC also continue to be monitored by the investment management industry, including Federated Hermes. Since the FSOC indicated in 2014 that it intended to monitor the effectiveness of the 2014 Money Fund Rules, concerns persist

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

that the FSOC may recommend new or heightened regulation for "non-bank financial companies," which the Board of Governors of the Federal Reserve System (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds. In its past Annual Reports, the FSOC recommended that the SEC monitor the implementation of these rules and evaluate the extent to which they address potential risks in the asset management industry. In its 2019 Annual Report published on December 4, 2019, the FSOC turned its focus to other types of cash management vehicles that continue to use amortized cost or have a stable NAV, and that may be sponsored or advised by registered investment advisors, but are nevertheless not subject to SEC oversight. These include entities such as local government investment pools and private liquidity funds. Noting that such entities are not subject to the 2014 Money Fund Rules, the FSOC recommended that financial regulators monitor developments concerning such short-term cash management vehicles for any financial stability risk implications. The FSOC also identified liquidity and redemption risks, as well as the use of leverage, as an area of focus for investment funds and recommended that the SEC monitor the implementation and evaluate the effectiveness of rules intended to reduce such risks (e.g. the 2016 Liquidity Rule, and the re-proposed Derivatives Rule).
On December 4, 2019, the FSOC voted unanimously to adopt amendments to its interpretive guidance regarding the designation of non-bank financial companies as systemically important financial institutions. Under the amended guidance, the FSOC changed its designation approach from an entity-based approach to an activities-based approach under which an individual firm would only be so designated if the FSOC determined that efforts to address the financial stability risks of that firm's activities by its primary federal and state regulators have been insufficient. Under the amended guidance, among other things, the FSOC is required first to focus on regulating activities that pose systemic risk, through actions by primary regulators. This differs from the FSOC's historical focus on designating individual firms as systemically important. The FSOC also would be required to conduct a cost benefit analysis (to the U.S. financial system, the U.S. economy, and the nonbank financial company) prior to making a designation, which must include an analysis of the likelihood of the potential systemic impact actually occurring, and to assess the likelihood of a non-bank financial company's material financial distress by considering "not only the impact of an identified risk, but also the likelihood that the risk will be realized." The market volatility and liquidity stress on money market funds experienced as a result of COVID-19 in late March and April of 2020 may spur additional money market fund regulation and/or attention by the SEC or FSOC.
The presumptive Democratic candidate in the 2020 Presidential election has stated that he is open to the idea of a financial transactions tax (FTT) on securities transactions, an idea proposed by certain former Democratic candidates. On March 5, 2019, legislation was introduced in both the House of Representatives and Senate that, if passed and signed into law, would have imposed a 0.1% tax on stock, bond and derivative transactions. The tax would apply to sales made in the U.S. or by U.S. persons, while initial securities issuances and short-term debt would be exempt. A later proposal would tax stock trades at 0.5%, bond trades at 0.1%, and derivatives transactions at 0.005% coupled with an income tax credit for individuals with income of less than $50,000 ($75,000 for married couples), which is intended to offset the average burden of the tax for such individuals. Neither bill has progressed in Congress. Management does not believe this legislation will be enacted under President Trump's administration.
The current regulatory environment has impacted, and will continue to impact, Federated Hermes' business, results of operations, financial condition and/or cash flows. For example, regulatory changes, such as the 2014 Money Fund Rules and Guidance, can result in shifts in asset mixes and flows. These shifts impact Federated Hermes' AUM, revenues and operating income. Despite the FOMC's reduction of the federal funds target rate range to 0% - 0.25% in response to market pressures resulting from COVID-19, management continues to believe money market funds provide a more attractive investment opportunity than other products, such as insured deposit account alternatives. Management is monitoring and assessing the potential impact of the current low interest rate environment on money market fund and other fund asset flows, related asset mixes and the degree to which these factors impact Federated Hermes' prime money market business and Federated Hermes' business, results of operations, financial condition and/or cash flows generally.
COVID-19, as well as changes made in response to the original DOL fiduciary rule, impacted, and any modifications or additional changes that may be made in response to Regulation Best Interest, Form CRS, SEC fiduciary duty interpretations, or the new fiduciary rule proposed by the DOL likely may impact, Federated Hermes' AUM, revenues and operating income. For example, while it remains uncertain whether, and to what degree, broker-dealers or other intermediaries will roll-back, modify or continue changes made prior to the DOL's original fiduciary rule being vacated, or to make new or additional changes in light of Regulation Best Interest, Form CRS, SEC fiduciary duty interpretations, or the new fiduciary rule proposed by the DOL, if intermediaries continue to reduce the number of Federated Hermes Funds offered on their platforms, mutual fund-related sales and distribution fees earned by Federated Hermes may decrease. In that case, similar to other investment management industry participants, Federated Hermes could experience a further shift in asset mix and AUM, and a further impact on revenues and operating income. On the other hand, management continues to believe that Federated Hermes' business may be positively affected because separately managed account/wrap-fee strategies work well in level wrap-fee

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

account structures and can provide transparency and potential tax advantages to clients, while Federated Hermes' experience with bank trust departments and fiduciary experience and resources presents an opportunity to add value for customers.
Federated Hermes has dedicated, and continues to dedicate, significant internal and external resources to analyze and address regulatory responses to the impact from COVID-19 and other Regulatory Developments, and their effect on Federated Hermes' business, results of operations, financial condition and/or cash flows. This effort includes considering and/or affecting legislative, regulatory, product structure and development, technology and information system development, reporting capability, business and other options that have been or may be available in an effort to minimize the potential impact of any adverse consequences. Federated Hermes' efforts include having conversations with intermediary customers regarding Regulatory Developments, and analyzing product offering and structure adjustments, regulatory alternatives and other means to comply, and to assist its customers to comply, with new fiduciary rules or interpretations, the 1940 Act and other applicable laws and regulations. As appropriate, Federated Hermes also participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated Hermes continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals and final rules issued by the SEC, to adopt, revise and/or implement policies and procedures, and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated Hermes continues to devote resources to technology and system investment, business continuity, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated Hermes to, among other benefits, be in a better position to address new or modified regulatory requirements. In connection with COVID-19, Federated Hermes has devoted internal and external resources to complying with federal and state orders imposing work, travel restrictions and other requirements and the Centers for Disease Control's and state and local health departments' guidance and enhanced disinfection and contamination procedures.
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
In addition to the impact on Federated Hermes' AUM, revenues, operating income and other aspects of Federated Hermes' business described above, on a cumulative basis, Federated Hermes' regulatory, product development and restructuring, and other efforts in response to the Regulatory Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and may continue to have, a material impact on Federated Hermes' expenses and, in turn, financial performance. As of June 30, 2020, given the current regulatory environment, COVID-19 and the possibility of future additional modified or delayed regulation or oversight, Federated Hermes is unable to fully assess the impact of regulatory actions in response to COVID-19 or other adopted or proposed regulations, and other Regulatory Developments, and Federated Hermes' efforts related thereto, on its business, results of operations, financial condition and/or cash flows. The regulatory changes and developments in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have a material and adverse effect on Federated Hermes' business, results of operations, financial condition and/or cash flows. As of June 30, 2020, while the FSOC's change in focus and continuing transparency efforts have reduced the possibility of any Federated Hermes products being designated a systemically important non-bank financial institution, in management's view any such designation and any reforms ultimately put into effect would be detrimental to Federated Hermes' money market fund business and could materially and adversely affect Federated Hermes' business, results of operations, financial condition and/or cash flows. Federated Hermes also is unable to assess at this time whether, or the degree to which, any continuing deregulation efforts or potential options being evaluated in connection with regulatory changes and developments ultimately may be successful.
International
Similar to their U.S. counterparts, UK and EU regulators have acted directly in response to COVID-19. For example:

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

•
On May 6, 2020, in response to COVID-19, the FCA issued a Modification by Consent extending the maximum period firms can arrange cover for a Senior Manager without being approved, from 12 weeks to 36 weeks in a consecutive 12-month period. Subsequently, on June 30, 2020, the UK Treasury agreed to delay the deadline for solo-regulated firms to have undertaken the first assessment of the fitness and propriety of their Certified Persons from December 9, 2020 until March 31, 2021.

•
On April 24, 2020, the FCA updated its April 6, 2020 temporary relief that extended the regulatory deadlines for funds to publish their annual reports and accounts by two months and their half-yearly reports by one-month. The FCA's action was consistent with the European Securities and Markets Authority's (ESMA) April 9, 2020 Public Statement that encouraged national competent authorities to apply a risk-based approach and act in a proportionate manner in the exercise of supervisory powers in their day-to-day enforcement of the regulatory deadlines that apply to the production of fund reports.

•
On April 3, 2020, the FCA published its expectations for solo-regulated firms to comply with the Senior Managers and Certification Regime (SMCR) in light of COVID-19. Specifically, the guidance addresses circumstances involving temporary changes to Senior Managers' responsibilities due to illness or other measures in response to COVID-19, including longer-term furloughs of Senior Managers. Specifically, the FCA stated that it will not enforce the requirement on firms to submit updated Statements of Responsibilities (SoRs) if firms need to make temporary arrangements to cover absences or change Senior Manager Responsibilities in direct response to the pandemic, provided that the change is made to cover multiple sicknesses, or other temporary changes in responsibilities in direct response to COVID-19, and is temporary and expected to revert to the firm's previous arrangements. Lastly, the FCA stated that in the event that a Senior Manager is furloughed, unless the Senior Manager is permanently leaving their post, they will retain their approval during their absence and will not need to be re-approved by the FCA when they return. The firm is still responsible for ensuring the Senior Manager is fit and proper, and must see that the Senior Manager's responsibilities are allocated to another Senior Manager.

•
On April 2, 2020, ESMA updated their risk assessment to account for the impact of COVID-19, noting that corporate and government bond markets and investment funds are showing signs of stress while market infrastructures have continued to function in an orderly manner despite significant surges in trading activity, use of circuit breakers and increases in derivatives margins. ESMA indicated that it anticipates a prolonged period of risk to institutional and retail investors of market corrections and very high risks across the whole of ESMA's jurisdiction.

•
On March 31, 2020, the FCA released a "Dear CEO" letter regarding COVID-19. The letter provided guidance for firms as to their anti-money laundering obligations, advising that where firms are unable to verify or certify documents, alternative measures could be taken. In addition, the letter focused on MiFID II 10% depreciation reporting, advising that firms can choose to cease providing 10% depreciation reports for professional clients. The letter advises that the FCA still expects firms to deal with complaints promptly, and, where COVID-19 prevents a prompt response, firms should contact the FCA. The letter advises that firms should aim to resolve any complaints within eight weeks or advise clients in writing if they are unable to meet that deadline. The letter also advises that the FCA continues to expect firms to record telephone lines in accordance with MiFID II requirements and that, where firms are unable to record market traders, the firms are required to report to the FCA.

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

In addition, UK and EU regulators have focused on extending the company financial reporting and disclosure requirements to accommodate the impact of COVID-19 on quarter-end audits and reporting. For example, on March 26, 2020, the FCA, Financial Reporting Council and Prudential Regulation Authority of the United Kingdom issued a joint statement announcing a series of actions designed to ensure information continues to flow to investors and support the continued functioning of the UK's capital markets. The actions include: (i) allowing listed companies an extra two months to publish their audited annual financial reports; (ii) issuing guidance for companies in the midst of preparing audited financial statements in the current uncertain environment; and (iii) issuing guidance for audit firms seeking to overcome challenges in obtaining audit evidence due to COVID-19. On May 20, 2020, the FCA also provided additional temporary relief for listed companies that permits listed companies which need extra time to complete their half yearly financial reports an additional month in which to publish them. The FCA's action is consistent with the ESMA's March 27, 2020 statement that indicated that ESMA expects National Competent Authorities (NCA) not to prioritize supervisory actions against issuers in respect of half yearly financial reports for a period of 1 month following the existing deadline. The FCA's May 27, 2020 Primary Market Bulletin also set forth guidance for

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

issuers that have concerns about how to address COVID-19-related uncertainties in the 'going concern' assessment they perform whenever they produce financial statements. On April 24, 2020, the FCA updated its April 6, 2020 temporary relief that extended the regulatory deadlines for funds to publish their annual reports and accounts by two months and their half-yearly reports by one-month. The FCA's action was consistent with ESMA's April 9, 2020 Public Statement that encouraged NCAs to apply a risk-based approach and act in a proportionate manner in the exercise of supervisory powers in their day-to-day enforcement of the regulatory deadlines that apply to the production of fund reports. In addition, UK financial regulators have modified previous market practices relating to the timing and content of financial information and audit work. The impact of COVID-19 on existing and recently proposed UK and European legislation, regulation and consultation can vary and is uncertain.
COVID-19 also is affecting the Brexit timeline. UK Prime Minister Boris Johnson has indicated that, now that the UK is no longer a member of the EU as of January 31, 2020, he will not seek to extend the one-year Brexit transition period that is set to expire on December 31, 2020. The deadline for a joint decision on an extension passed on July 1, 2020. The European Union Withdrawal Agreement Bill (Withdrawal Agreement Bill) implements the withdrawal agreement reached between the UK and the other 27 EU member states and sets out the arrangements for the UK's withdrawal from the EU. It provides that a one-year transition period cannot be extended and that EU law will continue to be upheld in the UK during the transition period. The Withdrawal Agreement Bill establishes customs checks on goods being moved between the UK and Northern Ireland in order to avoid a hard border. Taxes will only have to be paid on goods being moved from the UK to Northern Ireland if those products are considered at risk of then being transported into the Republic of Ireland, with the ability to obtain a refund if the goods are not actually transported to the Republic of Ireland. Northern Ireland continues to follow EU regulations relating to labeling and manufacturing goods. UK nationals are able to live and work in EU countries, and EU nationals are able to live and work in the UK, during the transition period and UK citizens in the EU, and EU citizens in the UK, retain their residency and social security rights. An independent monitoring authority will be established to monitor the rights of EU citizens that remain in the UK after Brexit. The Withdrawal Agreement Bill also establishes a time line for the UK to repay approximately £33 billion in financial obligations to the EU. The UK and EU will utilize the transition period to negotiate a Free Trade Agreement in 2020. While the attention being paid to COVID-19 has slowed the progress of negotiations, UK and EU leaders have agreed to intensify negotiations over a Free Trade Agreement during the summer of 2020. As of June 2020, the UK has agreed to roll-over 19 free trade agreements covering 50 countries or territories that were part of approximately 40 free-trade agreements to which the UK was a party while a member of the EU. These free trade agreements cover just over 8% of the UK's total trade.
Until a Free Trade Agreement with the EU is reached and the transition period ends, significant political, economic, legal and regulatory uncertainty continues to exist regarding the impact of Brexit. Among other matters, issues persist regarding which courts will have greater authority, whether the UK will need to continue to comply with EU laws, the degree to which trade will be subject to quotas and/or tariffs, and fishing rights and quotas. See Item 1A - Risk Factors in Federated Hermes' Form 10-K for the fiscal year ended December 31, 2019 for further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated Hermes and its business. The UK's exit from the EU will likely affect the requirements and/or timing of implementation of legislation and regulation applicable to doing business in the UK, including the laws and regulations applicable to Federated Hermes, as well as to the sponsoring, management, operation and distribution of Federated Hermes' products and services, both in and outside the UK. Uncertainty exists regarding the ability to passport fund distribution and management services between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. The FCA, ESMA and EU regulators have signed memoranda of understandings (MoUs) covering cooperation and exchange of information in the event that the UK leaves the EU without an agreement. The MoUs will come into effect at the end of the transitional period (i.e., on December 31, 2020). The FCA has implemented a temporary permissions regime that allows EEA-domiciled investment funds that market in the UK under a passport to continue temporarily marketing in the UK, and allows EEA-based firms currently passporting into the UK to continue new and existing regulated business within the scope of their current permissions in the UK for up to three years, while they seek full FCA authorization. On July 1, 2020, the FCA announced that it would reopen the currently closed notification window on September 30, 2020 to allow firms that had not previously notified the FCA of their intention to use the temporary permissions regime to do so before the end of the Brexit transition period. EU governments, such as, among others, France, the Netherlands, Italy and Germany also have adopted similar temporary permission regimes or other laws to permit UK products to be sold, and EU-UK financial transactions to continue, for a period of time in their countries. UK and EU industry groups have been asking regulators to adopt an EU-wide temporary permissions regime to avoid having to comply with requirements imposed by each EU country. In March 2020, HM Treasury released a consultation paper proposing an overseas fund regime which is targeted at UCITS and will enable Federated Hermes' Irish UCITS funds to continue to be marketed in the UK after the expiration of the transitional period of the temporary permissions regime. HM Treasury proposes an equivalence regime which will determine

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

countries which are equivalent to the UK and will work with the FCA to determine countries of equivalence. The consultation closed to responses on May 11, 2020. HM Treasury intends to use the Financial Services Bill 2019 - 2021 to introduce the Overseas Funds Regime (OFR) - an equivalence regime for overseas retail funds to be able to market to UK retail investors. HM Treasury has also proposed a separate regime for money market funds to be able to market to all investors, noting that the process will be different if the fund wants to market to retail or professional investors. These regimes will function similarly to the existing EU approach to equivalence.
Federated Hermes is monitoring the impact of Brexit, and, while Brexit has not had a significant impact on Federated Hermes' business as of June 30, 2020, given the ongoing transition period and potential impact of COVID-19, Federated Hermes remains unable to assess the degree of any potential impact Brexit, and resulting changes, may have on Federated Hermes' business, results of operations, financial condition and/or cash flows. Federated Hermes continues to expend internal and external resources on planning relating to Brexit. The Hermes Acquisition increased the potential impact Brexit, and resulting changes, may have on Federated Hermes' business, results of operations, financial condition and/or cash flows.
Since the European Central Bank lowered its deposit rates to -0.1% in 2014, euro-denominated European money market funds have successfully operated and provided investors with high quality diversified investments which continue to provide same day liquidity, first through the use of an approved share cancellation methodology and more recently through the use of accumulating share classes. Federated Hermes continues to work with the FCA and CBI on appropriate permissions to operate in each jurisdiction, in a manner similar to euro-denominated money market funds, should official rates in U.S. dollars or British pound sterling become negative.
In the second quarter of 2020, UK and EU regulators proposed or adopted new rules that impact UK and EU investment management industry participants, including Federated Hermes. For example:

•
On June 23, 2020, the FCA published a discussion paper in relation to a new UK prudential regime for investment firms authorized under the Markets in Financial Instruments Directive II (MiFID II). The new prudential regime becomes effective on June 26, 2021. HM Treasury also published its prudential standards in the Financial Services Bill, confirming that there will be legislation to enable the UK to introduce a new regime for investment firms. Among other changes, key areas of change included in the discussion paper relate to the definition of capital, rules on prudential consolidation, group risk and concentration risk, liquidity requirements for investment firms, new requirements for remuneration policies, and reporting and disclosure obligations. The FCA requested comments on the discussion paper be submitted by September 25, 2020, and intends to publish a consultation paper later in 2020.

•
On June 5, 2020, ESMA published the final guidelines on the MiFID II compliance function, which replace the ESMA guidelines on the same topic issued in 2012 and include updates that enhance clarity and foster greater convergence in the implementation and supervision of the new MiFID II compliance function requirements. The final guidelines strengthen, broaden and provide greater detail regarding the obligations under MiFID II, and are intended to enhance the value of existing standards by providing additional clarifications on certain topics, such as new responsibilities in relation to MiFID II’s product governance requirements by further detailing the reporting obligations of the compliance function.

•
On May 6, 2020, ESMA issued a Public Statement advising firms that ESMA believes firms have even greater duties when providing investment or ancillary services to investors, especially when these investors are new to the market, or have limited investment knowledge or experience. In this Public Statement, ESMA also reminded firms of their obligation to act in accordance with the best interests of their clients, noting the most relevant conduct of business obligations under MiFID II, including product governance, information disclosure, suitability and appropriateness.

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

•
On April 8, 2020, the European Commission issued a consultation on its Renewed Sustainable Finance Strategy.  The consultation builds on the European Commission's previous initiatives and reports, such as its 2018 Action Plan on Financing Sustainable Growth and the reports of the Technical Expert Group on Sustainable Finance (TEG). The strategy will provide a roadmap with new actions to increase private investment in sustainable projects and activities to support the different actions set out in the European Green Deal (which is the European Commission's roadmap for making the EU's economy sustainable) and to manage and integrate climate and environmental risks into the European financial system. More specifically, as part of the broader European Green Deal Investment Plan (a pillar of the European Green Deal), the strategy seeks to: (1) create a strong basis to enable sustainable investment; (2) increase opportunities for citizens, financial

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

institutions and companies to have a positive impact on society and the environment; and (3) fully manage and integrate climate and environmental risks into the financial system. The European Commission stated that it aims to adopt the Renewed Sustainable Finance Strategy in the second half of 2020. The consultation period closed July 15, 2020.

•
On April 7, 2020, the FCA released its key business priorities for 2020 and 2021. In addition to focusing on the challenges presented by COVID-19, the FCA's five year self-transformation plan emphasizes making faster and more effective decisions, prioritizing end outcomes for consumers, markets and firms, making better use of information and intelligence about FCA regulated markets, firms and individuals, and exercising international influence on issues that affect UK markets and consumers. More specific priorities include orderly LIBOR transition and assessment of asset manager LIBOR risk, continued assessment of the impact of remedies from the FCA's Asset Management Market Study in 2017, further exploration into what effective disclosure looks like in supporting consumer investment decisions, and continued prioritization of effective governance particularly via proper implementation of the SMCR.

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

Investment management industry participants, including Federated Hermes, continued, and will continue, to monitor, plan for and implement certain changes in response to new proposed or adopted rules, such as the following (which Federated Hermes described in greater detail in its prior public filings):

•
On March 31, 2020, ESMA launched a consultation on the standard forms, templates, and procedures that NCAs should use to publish information on their websites to facilitate cross-border distribution of funds. The results of the consultation may lead to further disclosure regarding marketing requirements for AIFs and UCITS, and regulatory fees or levies that NCAs impose for cross border transactions within the EU. The consultation period closed June 30, 2020.

•
On March 31, 2020, ESMA announced that submission of the first reports by money market fund managers under the MMF Regulation will be moved back to September 2020. The updated timeline is intended to give money market fund managers additional time to comply with the updated XML reports. Article 37 of MMF Regulation requires money market fund managers to submit data to NCAs, who will then transmit the data to ESMA. On April 6, 2020, ESMA issued revised XML report and reporting instructions.

•
On March 3, 2020, ESMA released official translations of its guidelines on stress test scenarios under the MMF Regulation. Member State NCAs to which the guidelines apply were to notify ESMA whether they comply or intend to comply with the guidelines within two months of the translations.

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

•
The European Commission has issued four legislative proposals relating to its Action Plan on Sustainable Finance. The legislation addresses, among other things, the establishment of a framework to facilitate sustainable investment, including a unified EU classification system setting harmonized criteria to determine whether an economic activity is environmentally sustainable, disclosures relating to sustainable investments and sustainability risks, amendments to the Benchmark Regulation to create a new category of benchmarks comprising low-carbon and positive carbon impact benchmarks, and amendments to the MiFID II to provide consistency and clarity for institutional investors integrating ESG factors into their investment decision-making process. On April 29, 2020, ESMA advised NCAs not to take action regarding the new ESG disclosure requirements for benchmark administrators under the Benchmarks Regulation because the rules detailing these

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

obligations are not ready. ESMA also issued an opinion to the European Commission on the need for prompt adoption of the relevant delegated acts. Pursuant to the Action Plan on Sustainable Finance, in August 2019 the European Commission commissioned studies on sustainability ratios and research, with the objectives of designing a coherent legal and economic classification of sustainability-related products and services and exploring the integration of ESG risks into the EU banking prudential framework and into banks' business strategies and investment policies.

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

•
On December 18, 2019, the European Parliament and Council of the EU agreed upon the Taxonomy Regulation, which is aimed at establishing a framework to facilitate sustainable investment. The EU and Member States will be required to apply the taxonomy when adopting measures (e.g., labels or standards) setting requirements regarding financial products or corporate bonds presented as "environmentally sustainable". The Taxonomy Regulation applies to financial market participants (e.g., institutional investors and asset managers) who offer financial products. Among other requirements, it requires disclosures for all financial products (with an opt-out with a disclaimer for non-green products) regarding how and to what extent the investments that underlie the financial products support economic activities that meet the criteria of the taxonomy (including details on the respective proportions of enabling and transition activities). Climate change mitigation and adaptation criteria are to be adopted by the end of 2020 with application by the end of 2021. Other environmental objectives (e.g. water and marine resources, circular economy, biodiversity) are to be adopted by the end of 2021 with application by the end of 2022. Member States, the EU, and covered market participants will have to start complying with the Taxonomy Regulation requirements beginning December 31, 2021. On March 9, 2020, the TEG released its final report on the EU taxonomy, containing recommendations relating to the overarching design of the Taxonomy Regulation, as well as guidance on how companies and financial institutions can make disclosures using the taxonomy. The report is supplemented by a technical annex containing: (i) updated technical screening criteria for 70 climate change mitigation and 68 climate change adaptation activities, including criteria for doing no significant harm to other environmental objectives; and (ii) an updated methodology section to support the recommendations on the technical screening criteria. The TEG has also prepared spreadsheet software tools to help users of the taxonomy to implement it in their own activities.

On June 8, 2020, the European Commission published draft texts of six Commission Delegated Regulations and Directives as part of the EU's action plan on sustainable finance. The draft texts include: (1) Directive 2010/43/EU (Organization Directive), which supplements the UCITS Directive by specifying organizational requirements, identification of the types of conflicts of interest, conduct of business and risk management for UCITS management companies; (2) Delegated Regulation (EU)

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

231/2013 (AIFMD Level 2 Regulation), which supplements the Alternative Investment Fund Managers (AIFM) Directive (2011/61/EU) (AIFMD) and sets out operating conditions, including rules on due diligence and identification of the types of conflicts of interest, for AIFMs; (3) Delegated Directive (EU) 2017/593, which supplements MiFID II (2014/65/EU) and contains product governance obligations; (4) Delegated Regulation (EU) 2017/565, which supplements MiFID II and contains organizational requirements and operating conditions for investment firms; (5) Delegated Regulation (EU) 2015/35, which supplements the Solvency II Directive (2009/138/EC) by specifying requirements on governance, conflicts of interest and risk management for insurance and reinsurance undertakings; and (6) Delegated Regulation (EU) 2017/2358 and Delegated Regulation (EU) 2017/2359, which supplement the Insurance Distribution Directive ((EU) 2016/97) (IDD) and contain information requirements and conduct of business rules.
Federated Hermes continues to assess the potential impact that Sustainable Finance proposals may have on its non-U.S. business, results of operations, financial condition and/or cash flows.
A European FTT also continues to be discussed although it remains unclear if or when an agreement will be reached regarding its adoption. Since the European Commission first proposed a European FTT in 2011, proponents of the FTT have sought the widest possible application of the FTT with low tax rates. In December 2019, Germany proposed a draft directive that would impose a 0.2% tax on purchases of shares of large companies worth more than €1 billion, which would cover over 500 companies. Initial public offerings (IPOs) would be excluded, and each Member State would be free to tax equity funds and similar products for private pensions. Under the German proposal, the five countries with the highest incomes would share a small part of their revenues with the other countries, so that each participating country would receive at least €20 million of FTT revenue. Despite Austria's rejection of the German proposal, on February 19, 2020, German Finance Minister Olaf Scholz stated he remains committed to the introduction of a FTT on an EU level along the lines proposed by Germany. Finance Minister Scholz also has indicated that Germany has enough support from other EU Member States for the FTT. On April 25, 2020, German Chancellor Angela Merkel stated that Germany would attempt to seek agreement on a FTT when it assumes the presidency of the EU in July 2020. No formal action has been taken on the EU FTT as of June 30, 2020, although EU FTT was reportedly discussed at the June 19, 2020 European Council meeting. The exact time needed to reach a final agreement on a FTT, implement any agreement and enact legislation is not known at this time. Certain individual EU Member States, such as Italy, France and Spain have begun to introduce FTT proposals at the Member State Level. On June 11, 2020, Spain's financial transaction tax bill won a vote in the lower house of its legislature. The weakening economy in Europe may increase the risk that additional jurisdictions propose to implement FTTs. The Labour Party in the UK has also separately proposed a UK FTT, but with the uncertainty surrounding the impact of Brexit, it is unclear whether a UK FTT will be advanced in 2020. COVID-19 also could delay agreement on, and the implementation of, a FTT in the EU, UK or other European countries.
Management believes that a UK FTT or EU FTT, particularly if enacted with broad application, would be detrimental to Federated Hermes' business and could adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows.
The activities of the Financial Stability Board (FSB) and the International Organization of Securities Commissions (IOSCO) also continue to be monitored by the investment management industry, including Federated Hermes. Building on consultations and other reports published from 2015 through 2019 regarding methodologies for identifying non-bank non-insurer global systemically important financial institutions, recommendations to address structural vulnerabilities from asset management activities, and liquidity risk management, the FSB and IOSCO continued, and will continue, to assess, recommend and implement regulatory reforms affecting money market funds, liquidity risk management, derivatives, leverage, and other aspects of the investment management industry. For example, on June 25, 2020, IOSCO issued a consultation report on Artificial Intelligence and Machine Learning by Market Intermediaries and Asset Managers. In this consultation report, IOSCO proposes six measures to assist regulators in creating appropriate supervisory regulatory frameworks and seek to ensure that market intermediaries and asset managers that use artificial intelligence and machine learning technology have the following features in place: (1) appropriate governance, controls and oversight frameworks over the development, testing, use and performance monitoring; (2) staff with adequate knowledge, skills and experience to implement, oversee, and challenge outcomes from artificial intelligence and machine learning technology; (3) robust, consistent and clearly defined development and testing processes to enable firms to identify potential issues prior to full deployment; and (4) appropriate transparency and disclosures to investors, regulators and other relevant stakeholders. In its Annual Report on the Implementation and Effects of the G20 Financial Regulatory Reforms published on October 16, 2019, the FSB indicates that, to strengthen the monitoring of non-bank financial institutions, the FSB is assessing data availability and making improvements to its annual monitoring exercise and will launch a thematic peer review in 2020 to assess progress in implementing its policy framework. Among other recommendations, the report specifically recommends that financial stability authorities should continue to contribute to the FSB's monitoring of emerging risks and stand ready to act if such risks materialize. In a letter, dated April 11, 2020, citing "vulnerabilities" brought to light by the impact of COVID-19 on credit markets and investment funds, FSB chairman Randal

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Quarles announced the formation of a new working group of senior market regulators and macroprudential policy makers to develop a proposal on how to organize work on investment funds and other non-banking financial institutions going forward. In its December 13, 2019 report on "Recommendations for a Framework Assessing Leverage in Investment Funds", IOSCO unveiled a two-step framework designed to facilitate monitoring of leverage in investment funds that could potentially pose risks to financial stability. The framework is aimed at achieving a meaningful and consistent assessment of leverage-related risks of a fund or group of funds. The recommendations also aim to achieve a balance between precise leverage measures and simple, robust metrics that regulators can apply consistently to the wide range of funds offered in different jurisdictions. For Step 1, IOSCO recommends that regulators use Gross Notional Exposure (GNE) or adjusted GNE as baseline analytical tools. For Step 2, IOSCO recommends that each regulator determine its approach to define appropriate risk-based measures for analyzing funds identified under Step 1 that may potentially pose significant leverage-related risks to the financial system.
Notwithstanding the impact of COVID-19, global securities regulators are urging the adoption of new risk free reference rates as alternatives to LIBOR. Separate working groups have been formed in the UK, the U.S., the EU, Japan and Switzerland to recommend an alternative to LIBOR for their respective markets. The FCA and the Bank of England (BoE) Prudential Regulation Authority continue efforts started in September 2018 regarding the transition from LIBOR to the Sterling Overnight Index Average (SONIA) by the end of 2021. On January 16, 2020, the BoE, FCA and the Working Group on Sterling Risk-Free Reference Rates (RFRWG) published a series of documents outlining priorities and milestones for 2020 with respect to the LIBOR transition. The priorities include (1) ceasing issuance of cash products linked to sterling LIBOR by the end of the third quarter of 2020, (2) throughout 2020, taking steps that demonstrate that compounded SONIA is easily accessible and usable, (3) taking steps to enable a further shift of volumes from LIBOR to SONIA in derivative markets, (4) establishing a framework for the transition of legacy LIBOR products, in order to significantly reduce the inventory of LIBOR referencing contracts by the first quarter of 2021; and (5) considering how best to address issues such as "tough legacy" contracts. On April 29, 2020, the FCA published a statement on the impact of COVID-19 on firms' LIBOR transition plans, confirming that the central assumption remains that firms cannot rely on LIBOR being published after the end of 2021. On June 22, 2020, Edwin Schooling Latter, the head of markets policy at the FCA, announced that a formal declaration about the timing and manner of LIBOR's discontinuation could be made this year, with the effective date of LIBOR's cessation still expected to be the end of 2021. On June 23, 2020, the UK Parliament released a statement indicating that legislatures would be taking steps to address tough legacy contracts. Recognizing that the interim timetable for the LIBOR transition has been slowed by COVID-19, the UK Parliament is endeavoring to ensure that, by the end of 2021, the FCA, which regulates LIBOR in the UK, has powers to manage and direct the wind down period for LIBOR. Among other things, such legislation could result in the FCA's ability to change the methodology of a critical benchmark, strengthen the existing law to prohibit the use of an individual critical benchmark and the use of legacy contracts, and ensure that administrators have adequate plans in place for the LIBOR transition. The RFRWG, the FCA and the BoE will continue to assess the evolving impact of COVID-19 on firms' LIBOR transition efforts, and provide further updates in due course.
Regulators in the U.S. and other countries are also working on the transition from LIBOR. For example, the SEC and other regulators in the U.S. are undertaking efforts to identify risks and prepare for the transition from LIBOR to the Secured Overnight Financing Rate (SOFR) by the end of 2021. The SOFR was selected as the preferred LIBOR replacement in the U.S. by the Alternative Reference Rates Committee (ARRC) at the Federal Reserve Bank of New York. In early June 2019, a representative of the Federal Reserve Bank of New York urged the finance industry to ramp up preparations for the end of LIBOR and take the warnings seriously. The OCIE identified registrant preparedness for LIBOR cessation as an examination program priority for fiscal year 2020. On June 18, 2020, the OCIE released a Risk Alert announcing an intent to engage in sweep examinations to assess the preparations of a variety of registrant types, including investment advisors and investment companies, for the expected discontinuation of LIBOR and the transition to an alternative reference rate. The Risk Alert emphasizes that preparation for LIBOR cessation is key to minimizing adverse effects associated with LIBOR discontinuation. The OCIE is focused on, among other items, a firm's (i) exposure to LIBOR-linked legacy contracts extending past the end of 2021; (ii) operational readiness; (iii) disclosures and other representations to clients and investors regarding efforts to address LIBOR discontinuation; (iv) conflicts of interest associated with the LIBOR transition; and (v) efforts to replace LIBOR with an appropriate alternative reference rate. On June 4, 2020, the Consumer Financial Protection Bureau (CFPB) proposed rule changes and guidance to address issues arising from LIBOR cessation, including the impact on adjustable-rate mortgage loans. The CFPB generally replaced LIBOR with SOFR. On May 28, 2020, Fannie Mae and Freddie Mac announced plans to change to SOFR-indexed collateralized mortgage obligations (CMOs) beginning in June 2020 and cease issuing new LIBOR-indexed CMOs no later than September 30, 2020. They also posted changes to the governing legal documents of certain of their legacy LIBOR-indexed CMO and adjustable rate mortgage securities. The changes implement fallback language for replacement of LIBOR that is modelled on language endorsed by the securitization working group of the ARRC. On May 27, 2020, the ARRC released its recommended best practices to assist market participants as they prepare for LIBOR cessation. The best practices consist of four core milestones for market participants: (1) to the extent not already used, new USD LIBOR cash products

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

should include ARRC-recommended, or substantially similar, fallback language as soon as possible; (2) third-party technology and operations vendors relevant to the transition should complete all necessary enhancements to support SOFR by the end of 2020; (3) new use of USD LIBOR should stop, with timing depending on specific circumstances in each cash product market; and (4) for contracts specifying that a party will select a replacement rate at their discretion following a LIBOR transition event, the determining party should disclose their planned selection to relevant parties at least six months prior to the date that a replacement rate would become effective. On April 15, 2020, the International Swaps and Derivatives Association (ISDA) announced preliminary results of its consultation on the implementation of fallback language into derivative agreements referenced to LIBOR prior to LIBOR being discontinued. The initial results indicate a significant majority of respondents are in favor of including fallback language both prior to and after LIBOR is discontinued as standard language in the amended 2006 ISDA Definitions for LIBOR and in a single protocol for including the updated definitions in legacy trades. Pending its final report, ISDA reported that it expects to move forward with both proposals on the basis that fallback language would apply to all new and legacy derivatives referencing LIBOR that incorporate the amended 2006 ISDA Definitions.
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
European Regulatory Developments, and Federated Hermes' efforts relating thereto, have had, and may continue to have, an impact on Federated Hermes' expenses and, in turn, financial performance. As of June 30, 2020, Federated Hermes is unable to conclusively assess the potential impact that an FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows. Federated Hermes also is unable to conclusively assess at this time whether, or the degree to which, Federated Hermes, any of its investment management subsidiaries or any of the Federated Hermes Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution. The Hermes Acquisition increased the potential impact that the above matters may have on Federated Hermes' business, results of operations, financial condition and/or cash flows.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Asset Highlights

Managed Assets at Period End

	June 30,		Percent Change
(in millions)	2020	2019
By Asset Class
Equity	$76,859	$81,999	(6)%
Fixed-Income	73,143	65,052	12
Alternative / Private Markets[1]	17,485	17,917	(2)
Multi-Asset	3,705	4,213	(12)
Total Long-Term Assets	171,192	169,181	1
Money Market	457,624	333,066	37
Total Managed Assets	$628,816	$502,247	25%

By Product Type
Funds:
Equity	$43,723	$43,443	1%
Fixed-Income	46,046	42,084	9
Alternative / Private Markets[1]	11,037	11,400	(3)
Multi-Asset	3,516	4,019	(13)
Total Long-Term Assets	104,322	100,946	3
Money Market	344,846	231,321	49
Total Fund Assets	449,168	332,267	35
Separate Accounts:
Equity	33,136	38,556	(14)
Fixed-Income	27,097	22,968	18
Alternative / Private Markets	6,448	6,517	(1)
Multi-Asset	189	194	(3)
Total Long-Term Assets	66,870	68,235	(2)
Money Market	112,778	101,745	11
Total Separate Account Assets	179,648	169,980	6
Total Managed Assets	$628,816	$502,247	25%

1
The balance at June 30, 2019 includes $8.4 billion of fund assets managed by a previously nonconsolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (4) to the Consolidated Financial Statements for additional information.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Average Managed Assets

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(in millions)	2020	2019		2020	2019
By Asset Class
Equity	$73,620	$80,819	(9)%	$78,194	$79,187	(1)%
Fixed-Income	69,603	64,913	7	69,336	64,540	7
Alternative / Private Markets[1]	18,022	17,772	1	18,002	18,041	0
Multi-Asset	3,630	4,225	(14)	3,818	4,225	(10)
Total Long-Term Assets	164,875	167,729	(2)	169,350	165,993	2
Money Market	471,984	325,527	45	439,174	318,339	38
Total Average Managed Assets	$636,859	$493,256	29%	$608,524	$484,332	26%

By Product Type
Funds:
Equity	$41,301	$42,571	(3)%	$43,149	$41,394	4%
Fixed-Income	43,229	41,652	4	43,623	41,373	5
Alternative / Private Markets[1]	11,345	11,146	2	11,244	11,346	(1)
Multi-Asset	3,453	4,034	(14)	3,633	4,038	(10)
Total Long-Term Assets	99,328	99,403	0	101,649	98,151	4
Money Market	356,736	222,282	60	323,688	215,771	50
Total Average Fund Assets	456,064	321,685	42	425,337	313,922	35
Separate Accounts:
Equity	32,319	38,248	(16)	35,045	37,793	(7)
Fixed-Income	26,374	23,261	13	25,713	23,167	11
Alternative / Private Markets	6,677	6,626	1	6,758	6,695	1
Multi-Asset	177	191	(7)	185	187	(1)
Total Long-Term Assets	65,547	68,326	(4)	67,701	67,842	0
Money Market	115,248	103,245	12	115,486	102,568	13
Total Average Separate Account Assets	180,795	171,571	5	183,187	170,410	7
Total Average Managed Assets	$636,859	$493,256	29%	$608,524	$484,332	26%

1
The average for the three and six months ended June 30, 2019 includes $8.1 billion and $8.3 billion, respectively, of average fund assets managed by a previously nonconsolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (4) to the Consolidated Financial Statements for additional information.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Equity Funds
Beginning Assets	$36,955	$42,057	$48,112	$36,584
Sales	3,094	3,047	7,486	6,459
Redemptions	(4,330)	(2,740)	(9,132)	(5,743)
Net Sales (Redemptions)	(1,236)	307	(1,646)	716
Net Exchanges	(56)	191	(87)	204
Impact of Foreign Exchange[1]	99	(27)	(245)	(42)
Market Gains and (Losses)[2]	7,961	915	(2,411)	5,981
Ending Assets	$43,723	$43,443	$43,723	$43,443

Equity Separate Accounts
Beginning Assets	$31,284	$38,188	$40,899	$35,913
Sales[3]	1,485	1,765	3,173	3,489
Redemptions[3]	(2,950)	(1,664)	(5,990)	(4,587)
Net Sales (Redemptions)[3]	(1,465)	101	(2,817)	(1,098)
Net Exchanges	0	0	(6)	0
Acquisitions/(Dispositions)	0	0	(71)	0
Impact of Foreign Exchange[1]	340	31	(84)	(76)
Market Gains and (Losses)[2]	2,977	236	(4,785)	3,817
Ending Assets	$33,136	$38,556	$33,136	$38,556

Total Equity
Beginning Assets	$68,239	$80,245	$89,011	$72,497
Sales[3]	4,579	4,812	10,659	9,948
Redemptions[3]	(7,280)	(4,404)	(15,122)	(10,330)
Net Sales (Redemptions)[3]	(2,701)	408	(4,463)	(382)
Net Exchanges	(56)	191	(93)	204
Acquisitions/(Dispositions)	0	0	(71)	0
Impact of Foreign Exchange[1]	439	4	(329)	(118)
Market Gains and (Losses)[2]	10,938	1,151	(7,196)	9,798
Ending Assets	$76,859	$81,999	$76,859	$81,999

1	Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

2	Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.

3	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Fixed-Income Funds
Beginning Assets	$40,601	$41,189	$44,223	$40,490
Sales	8,356	4,141	14,628	8,295
Redemptions	(4,845)	(3,845)	(12,977)	(8,571)
Net Sales (Redemptions)	3,511	296	1,651	(276)
Net Exchanges	146	(191)	31	(199)
Impact of Foreign Exchange[1]	13	(37)	(128)	(14)
Market Gains and (Losses)[2]	1,775	827	269	2,083
Ending Assets	$46,046	$42,084	$46,046	$42,084

Fixed-Income Separate Accounts
Beginning Assets	$24,114	$22,918	$24,800	$22,668
Sales[3]	3,399	1,052	4,814	2,314
Redemptions[3]	(562)	(1,336)	(1,828)	(2,951)
Net Sales (Redemptions)[3]	2,837	(284)	2,986	(637)
Net Exchanges	0	0	0	(25)
Acquisitions/(Dispositions)	0	0	(1)	0
Impact of Foreign Exchange[1]	16	12	2	(3)
Market Gains and (Losses)[2]	130	322	(690)	965
Ending Assets	$27,097	$22,968	$27,097	$22,968

Total Fixed-Income
Beginning Assets	$64,715	$64,107	$69,023	$63,158
Sales[3]	11,755	5,193	19,442	10,609
Redemptions[3]	(5,407)	(5,181)	(14,805)	(11,522)
Net Sales (Redemptions)[3]	6,348	12	4,637	(913)
Net Exchanges	146	(191)	31	(224)
Acquisitions/(Dispositions)	0	0	(1)	0
Impact of Foreign Exchange[1]	29	(25)	(126)	(17)
Market Gains and (Losses)[2]	1,905	1,149	(421)	3,048
Ending Assets	$73,143	$65,052	$73,143	$65,052

1	Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

2	Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.

3	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Alternative / Private Markets Funds[1]
Beginning Assets	$11,365	$11,164	$11,389	$11,365
Sales	704	241	1,328	495
Redemptions	(684)	(213)	(1,125)	(600)
Net Sales (Redemptions)	20	28	203	(105)
Net Exchanges	(3)	(1)	(1)	(3)
Impact of Foreign Exchange[2]	(19)	(267)	(698)	(27)
Market Gains and (Losses)[3]	(326)	476	144	170
Ending Assets	$11,037	$11,400	$11,037	$11,400

Alternative / Private Markets Separate Accounts
Beginning Assets	$6,696	$6,690	$6,713	$6,953
Sales[4]	88	79	352	138
Redemptions[4]	(277)	(89)	(418)	(560)
Net Sales (Redemptions)[4]	(189)	(10)	(66)	(422)
Acquisitions/(Dispositions)	0	0	452	0
Impact of Foreign Exchange[2]	(14)	(168)	(456)	(21)
Market Gains and (Losses)[3]	(45)	5	(195)	7
Ending Assets	$6,448	$6,517	$6,448	$6,517

Total Alternative / Private Markets[1]
Beginning Assets	$18,061	$17,854	$18,102	$18,318
Sales[4]	792	320	1,680	633
Redemptions[4]	(961)	(302)	(1,543)	(1,160)
Net Sales (Redemptions)[4]	(169)	18	137	(527)
Net Exchanges	(3)	(1)	(1)	(3)
Acquisitions/(Dispositions)	0	0	452	0
Impact of Foreign Exchange[2]	(33)	(435)	(1,154)	(48)
Market Gains and (Losses)[3]	(371)	481	(51)	177
Ending Assets	$17,485	$17,917	$17,485	$17,917

1
The balance at June 30, 2019 includes $8.4 billion of fund assets managed by a previously nonconsolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (4) to the Consolidated Financial Statements for additional information.

2	Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

3	Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.

4	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Multi-Asset Funds
Beginning Assets	$3,330	$4,072	$4,000	$3,920
Sales	47	73	120	175
Redemptions	(163)	(222)	(392)	(457)
Net Sales (Redemptions)	(116)	(149)	(272)	(282)
Net Exchanges	(5)	0	(19)	2
Market Gains and (Losses)[1]	307	96	(193)	379
Ending Assets	$3,516	$4,019	$3,516	$4,019

Multi-Asset Separate Accounts
Beginning Assets	$164	$187	$199	$173
Sales[2]	1	5	26	7
Redemptions[2]	(5)	(6)	(11)	(12)
Net Sales (Redemptions)[2]	(4)	(1)	15	(5)
Market Gains and (Losses)[1]	29	8	(25)	26
Ending Assets	$189	$194	$189	$194

Total Multi-Asset
Beginning Assets	$3,494	$4,259	$4,199	$4,093
Sales[2]	48	78	146	182
Redemptions[2]	(168)	(228)	(403)	(469)
Net Sales (Redemptions)[2]	(120)	(150)	(257)	(287)
Net Exchanges	(5)	0	(19)	2
Market Gains and (Losses)[1]	336	104	(218)	405
Ending Assets	$3,705	$4,213	$3,705	$4,213

1	Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.

2	For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Total Changes in Long-Term Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Total Long-Term Fund Assets[1]
Beginning Assets	$92,251	$98,482	$107,724	$92,359
Sales	12,201	7,502	23,562	15,424
Redemptions	(10,022)	(7,020)	(23,626)	(15,371)
Net Sales (Redemptions)	2,179	482	(64)	53
Net Exchanges	82	(1)	(76)	4
Impact of Foreign Exchange[2]	93	(331)	(1,071)	(83)
Market Gains and (Losses)[3]	9,717	2,314	(2,191)	8,613
Ending Assets	$104,322	$100,946	$104,322	$100,946

Total Long-Term Separate Accounts Assets
Beginning Assets	$62,258	$67,983	$72,611	$65,707
Sales[4]	4,973	2,901	8,365	5,948
Redemptions[4]	(3,794)	(3,095)	(8,247)	(8,110)
Net Sales (Redemptions)[4]	1,179	(194)	118	(2,162)
Net Exchanges	0	0	(6)	(25)
Acquisitions/(Dispositions)	0	0	380	0
Impact of Foreign Exchange[2]	342	(125)	(538)	(100)
Market Gains and (Losses)[3]	3,091	571	(5,695)	4,815
Ending Assets	$66,870	$68,235	$66,870	$68,235

Total Long-Term Assets[1]
Beginning Assets	$154,509	$166,465	$180,335	$158,066
Sales[4]	17,174	10,403	31,927	21,372
Redemptions[4]	(13,816)	(10,115)	(31,873)	(23,481)
Net Sales (Redemptions)[4]	3,358	288	54	(2,109)
Net Exchanges	82	(1)	(82)	(21)
Acquisitions/(Dispositions)	0	0	380	0
Impact of Foreign Exchange[2]	435	(456)	(1,609)	(183)
Market Gains and (Losses)[3]	12,808	2,885	(7,886)	13,428
Ending Assets	$171,192	$169,181	$171,192	$169,181

1
The balance at June 30, 2019 includes $8.4 billion of fund assets managed by a previously nonconsolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (4) to the Consolidated Financial Statements for additional information.

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Six Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
By Asset Class
Money Market	72%	66%	43%	38%
Equity	13%	16%	36%	41%
Fixed-Income	11%	13%	13%	14%
Alternative / Private Markets	3%	4%	5%	3%
Multi-Asset	1%	1%	2%	3%
Other	0%	0%	1%	1%
By Product Type
Funds:
Money Market	53%	45%	40%	35%
Equity	7%	8%	28%	31%
Fixed-Income	7%	8%	11%	12%
Alternative / Private Markets	2%	3%	3%	1%
Multi-Asset	1%	1%	2%	3%
Separate Accounts:
Money Market	19%	21%	3%	3%
Equity	6%	8%	8%	10%
Fixed-Income	4%	5%	2%	2%
Alternative / Private Markets	1%	1%	2%	2%
Other	0%	0%	1%	1%

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
As of June 30, 2020, total managed assets increased 25% from June 30, 2019, primarily due to an increase in money market assets. Total average money market assets increased 45% and 38% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. Period-end money market assets increased 37% at June 30, 2020 as compared to June 30, 2019. Average equity assets decreased 9% and 1% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. Period-end equity assets decreased 6% at June 30, 2020 as compared to June 30, 2019, primarily due to net redemptions and market depreciation, partially offset by an increase in assets from acquisitions. Average fixed-income assets increased 7% for both the three and six months ended June 30, 2020 as compared to the same periods in 2019. Period-end fixed-income assets increased 12% at June 30, 2020 as compared to June 30, 2019, primarily due to net sales and market appreciation. In the second quarter of 2020, risk markets rallied strongly on unprecedented fiscal and monetary stimulus and on signs the economy was beginning to recover from its steep and rapid pandemic-driven recession. Led by big technology companies, stocks recovered quickly from their bear-market lows, with the Nasdaq Composite Index setting new highs in the 3-month period for its best quarter since 1999. Among the broader gauges, the S&P 500 Index recorded its best quarter since 1998 and the Dow Jones Industrial Average posted its best quarter since 1988. In the fixed-income markets, credit sectors rebounded, aided by Federal Reserve pledges to support investment-grade and high-yield corporate securities as well as the municipal bond market, and by an economy that appeared to bottom in April. The improvement in the credit markets brought an abrupt end to the first-quarter's aggressive rally in Treasuries, as the 10-year Treasury yield slipped a single basis point to 0.66% in the second quarter after falling 125 basis points the prior three months.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Results of Operations

Revenue. Revenue increased $39.2 million for the three-month period ended June 30, 2020 as compared to the same period in 2019 primarily due to (1) an increase in money market revenue of $34.3 million primarily due to higher average money market assets (includes a decrease in revenue related to $20.0 million in Voluntary Yield-related Fee Waivers) (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact), (2) an increase in alternative/private market revenue of $8.7 million primarily due to the revenue of a previously nonconsolidated entity being recorded in operating revenue beginning in March 2020 and (3) an increase of $6.7 million in performance fees. These increases in revenue were partially offset by a decrease in revenue of $9.7 million due to lower average equity assets.

Revenue increased $91.4 million for the six-month period ended June 30, 2020 as compared to the same period in 2019 primarily due to (1) an increase in money market revenue of $68.4 million primarily due to higher average money market assets (includes a decrease in revenue related to $20.4 million in Voluntary Yield-related Fee Waivers) (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact), (2) an increase in alternative/private market revenue of $11.3 million primarily due to the revenue of a previously nonconsolidated entity being recorded in operating revenue beginning in March 2020 and (3) an increase of $5.0 million in performance fees.

For the six-month periods ended June 30, 2020 and 2019, Federated Hermes' ratio of revenue to average managed assets was 0.24% and 0.26%, respectively. The decrease in the rate was primarily the result of a higher proportion of revenue earned on average money market assets during the first six months of 2020 as compared to the same period in 2019.
Operating Expenses. Total Operating Expenses for the three-month period ended June 30, 2020 increased $26.9 million as compared to the same period in 2019 primarily due to (1) an increase of $16.3 million in Compensation and Related expense primarily due to an increase in incentive compensation driven primarily by domestic sales efforts and the performance of the international business and (2) an increase of $7.0 million in Distribution expense primarily related to higher average money market fund assets (includes a decrease in distribution expense related to $18.0 million in Voluntary Yield-related Fee Waivers) (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact).

Total Operating Expenses for the six-month period ended June 30, 2020 increased $57.2 million as compared to the same period in 2019 primarily due to (1) an increase of $25.6 million in Distribution expense primarily related to higher average money market fund assets (includes a decrease in distribution expense related to $18.3 million in Voluntary Yield-related Fee Waivers) (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact), (2) an increase of $20.5 million in Compensation and Related expense primarily due to an increase in incentive compensation of $12.7 million driven primarily by domestic sales efforts and the performance of the international business and (3) an increase of $6.4 million in Professional Service Fees expense primarily due to technology-related projects.

Nonoperating Income (Expenses). Nonoperating Income (Expenses), net increased $14.7 million for the three-month period ended June 30, 2020 as compared to the same period in 2019. The increase is primarily due to a $13.3 million increase in Gain (Loss) on Securities, net due to an increase in the market value of investments following the partial recovery of the markets after the negative impact of COVID-19 through March 31, 2020.
Nonoperating Income (Expenses), net increased $6.0 million for the six-month period ended June 30, 2020 as compared to the same period in 2019. The increase is primarily due to a $7.5 million gain from a fair value adjustment to the equity investment of a previously nonconsolidated entity recorded in the first quarter of 2020.
Income Taxes. The income tax provision was $26.5 million for the three-month period ended June 30, 2020 as compared to $20.5 million for the same period in 2019. The increase in the income tax provision was primarily due to higher income before income taxes as a result of the changes in revenues, expenses and nonoperating income (expenses) noted above. The effective tax rate was 23.8% for the three-month period ended June 30, 2020 as compared to 24.3% for the same period in 2019. The decrease in the effective tax rate is primarily due to an increase in income attributable to noncontrolling interests in consolidated Federated Hermes Funds for the three-month period ended June 30, 2020, which is included in Income Before Income Taxes but has no associated tax provision as these are non-taxable entities.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

The income tax provision was $48.9 million for the six-month period ended June 30, 2020 as compared to $38.4 million for the same period in 2019. The increase in the income tax provision was primarily due to higher income before income taxes as a result of the changes in revenues, expenses and nonoperating income (expenses) noted above. The effective tax rate was 24.8% for the six-month period ended June 30, 2020 as compared to 24.5% for the same period in 2019.

Net Income Attributable to Federated Hermes, Inc. Net income increased $18.5 million for the three-month period ended June 30, 2020 as compared to the same period in 2019, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended June 30, 2020 increased $0.18 as compared to the same period in 2019 primarily due to increased net income.

Net income increased $28.1 million for the six-month period ended June 30, 2020 as compared to the same period in 2019, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the six-month period ended June 30, 2020 increased $0.28 as compared to the same period in 2019 primarily due to increased net income.

Liquidity and Capital Resources

Liquid Assets. At June 30, 2020, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $412.3 million as compared to $359.1 million at December 31, 2019. The change in liquid assets is discussed below.

At June 30, 2020, Federated Hermes' liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and certain other countries subject to economic sanctions. Federated Hermes' experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $234 million in AUM) that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes' credit analysis process.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $153.4 million for the six months ended June 30, 2020 as compared to $112.4 million for the same period in 2019. The increase of $41.0 million was primarily due to (1) an increase in cash received related to the $91.4 million increase in revenue previously discussed less $24.3 million in accrued performance fees discussed in the Financial Position section below and (2) a decrease in cash paid for taxes of $28.4 million as a result of the IRS extending the payment deadlines for the first and second quarter estimated federal tax payments until July 2020 due to COVID-19. These increases were partially offset by (1) an increase in cash paid related to the $25.6 million increase in Distribution expense previously discussed and (2) an increase of $17.5 million in cash paid for incentive compensation.

Cash Used by Investing Activities. During the six-month period ended June 30, 2020, net cash used by investing activities was $13.9 million, which primarily represented $15.5 million paid for purchases of Investments—Affiliates and Other and $5.0 million paid for property and equipment, partially offset by $3.9 million in cash received from redemptions of Investments—Affiliates and Other.

Cash Used by Financing Activities. During the six-month period ended June 30, 2020, net cash used by financing activities was $97.4 million due primarily to $110.0 million paid in connection with its debt obligations, $54.6 million or $0.54 per share paid in dividends to holders of its common shares and $32.9 million paid for treasury stock purchases. This was partially offset by $100.0 million borrowed from its revolving credit facility.

Borrowings. Federated Hermes' Credit Agreement consists of a $375 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of June 30, 2020, Federated Hermes has $285 million available to borrow under the Credit Agreement. See Note (12) to the Consolidated Financial Statements for additional information.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the six months ended June 30, 2020. An interest coverage ratio of at least 4 to 1 is required and, as of June 30, 2020, Federated Hermes' interest coverage ratio was 134 to 1. A leverage ratio of no more than 3 to 1 is required and, as of June 30, 2020, Federated Hermes' leverage ratio was 0.2 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

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

On July 30, 2020, the board of directors declared a $0.27 per share dividend to shareholders of record as of August 7, 2020 to be paid on August 14, 2020.

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
Investments—Consolidated Investment Companies at June 30, 2020 decreased $9.5 million from December 31, 2019 primarily due to a $16.0 million decrease related to the deconsolidation of a VRE and the liquidation of a VIE during the first half of 2020, partially offset by $7.1 million of net purchases of investments from outside shareholders into the consolidated investment companies.
Investments—Affiliates and Other at June 30, 2020 increased $12.8 million from December 31, 2019 primarily due to net purchases of $8.9 million and the deconsolidation of a VRE in the first half of 2020 which reclassified Federated Hermes' investment of $2.5 million into Investments—Affiliates and Other.
Receivables, net at June 30, 2020 increased $23.5 million from December 31, 2019 primarily due to $24.3 million in accrued performance fees. Approximately $12 million of this will be paid to a third party in accordance with a revenue agreement and a corresponding liability is recorded in Accounts Payable and Accrued Expenses.

Accrued Compensation and Benefits at June 30, 2020 decreased $51.0 million from December 31, 2019 primarily due to the 2019 accrued annual incentive compensation being paid in the first quarter of 2020 ($107.0 million), partially offset by 2020 incentive compensation accruals recorded at June 30, 2020 ($60.1 million).
Income Taxes Payable at June 30, 2020 increased $36.0 million from December 31, 2019 primarily due to accruals for the first and second quarter estimated federal tax payments. The Internal Revenue Service extended the payment deadline until July 2020 due to COVID-19.
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
The decline in fund asset values caused by COVID-19 resulted in management determining that an indicator of potential impairment existed as of March 31, 2020 and June 30, 2020 for certain indefinite-lived intangible assets totaling £150.3 million ($186.2 million as of June 30, 2020). A discounted cash flow analysis resulted in no impairment as of March 31, 2020 since the estimated fair value of these intangible assets exceeded the carrying value by approximately 11%. An additional discounted cash flow analysis prepared as of June 30, 2020 resulted in the estimated fair value exceeding the carrying value by a similar amount. The market volatility and other events related to COVID-19 could further reduce the AUM, revenues and earnings associated with these intangible assets and may result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which may result in an impairment. For additional information on risks related to COVID-19, see Part II, Item 1A. - Risk Factors.
Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, there were no material changes to Federated Hermes' exposures to market risk that would require an update to the disclosures provided in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2019.

Part I, Item 4. Controls and Procedures

(a)
Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes' President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated Hermes' disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. The scope of management's assessment of the effectiveness of its disclosure controls and procedures did not include the internal controls over financial reporting at MEPC Limited (MEPC), which was acquired effective January 1, 2020 and HGPE Capital Limited and Hermes GPE (collectively, HCL), which was acquired effective March 1, 2020. MEPC represented less than 1% of both Federated Hermes' total and net assets as of June 30, 2020. MEPC represented less than 1% of Federated Hermes' total revenue and net income for the three and six months ended June 30, 2020. HCL represented approximately 2% of Federated Hermes' total assets and approximately 1% of Federated Hermes' net assets as of June 30, 2020. HCL represented approximately 2% of Federated Hermes' total revenue for both the three and six months ended June 30, 2020 and approximately 2% and 1% of Federated Hermes' total net income for the three and six months ended June 30, 2020, respectively. These exclusions are consistent with the SEC Staff's guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting for one year following an acquisition. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated Hermes' disclosure controls and procedures were effective at June 30, 2020.

(b)
There has been no change in Federated Hermes' internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, Federated Hermes' internal control over financial reporting.

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

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated Hermes' share repurchase programs during the second quarter of 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April[2]	128,166	$17.50	125,000	3,721,755
May	335,000	21.89	335,000	3,386,755
June[2]	380,250	22.48	360,000	3,026,755
Total	843,416	$21.49	820,000	3,026,755

1
In March 2020, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 500 thousand shares of Class B common stock. This program was fulfilled in May 2020. In April 2020, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 3.5 million shares of Class B common stock. No other programs existed as of June 30, 2020. See Note (14) to the Consolidated Financial Statements for additional information on this program.

2
In April and June 2020, 3,166 and 20,250 shares, respectively, of restricted stock with a weighted-average price of $1.56 and $3.00 per share, respectively, were repurchased as employees forfeited restricted stock.

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

ExhI aibit 104 – Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federated Hermes, Inc.
(Registrant)

Date	August 4, 2020	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	August 4, 2020	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer