Form 10-Q
period 2020-09-30
FEDERATED HERMES, INC.
filed 2020-10-30
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of October 23, 2020, the Registrant had outstanding 9,000 shares of Class A Common Stock and 99,358,943 shares of Class B Common Stock.

Special Note Regarding Forward-Looking Information
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include those relating to, or, as applicable, concerning management's assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: the coronavirus, its impact and plans in response; asset flows, levels, values and mix; the level, timing, degree and impact of changes in interest rates or yields; fee rates and recognition; sources and levels of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses (Consideration Payable to Customers) and fee waivers for competitive reasons such as to maintain certain fund expense ratios, to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether, and under what circumstances, Fee Waivers may be implemented; whether and when revenue or expense is recognized; whether performance fees or carried interest will be earned or repaid; whether and when capital contributions may be made; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the timing of, and direct or contingent payment obligations, costs, preliminary valuations, valuation adjustments, and purchase price allocations relating to acquisitions; any cost savings resulting from acquisitions; payment obligations pursuant to employment or incentive arrangements; vesting rights and requirements; business and market expansion opportunities, including, anticipated, or acceleration of, global growth; interest and principal payments or expenses; taxes and tax rates; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes, product and market performance and Federated Hermes' performance indicators; investor preferences; product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; legal proceedings; the pace, timing, impact, effects and other consequences of Brexit, as well as potential, proposed and final laws, regulations and other rules, and continuing regulatory oversight, by United States (U.S.) and foreign regulators and other authorities; dedication of resources; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; compliance, and related legal, compliance and other professional services expenses; interest rate, concentration, market, currency and other risks; the impact of the special dividend on earnings per share and projected liquid assets; and various items set forth under Item 1A - Risk Factors included in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ending September 30, 2020. Among other risks and uncertainties, market conditions may change significantly resulting in changes to Federated Hermes' asset flows, asset levels and asset mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated Hermes. The obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions and the obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and future uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes' success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated Hermes' products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes' risks and uncertainties also include liquidity and credit risks in Federated Hermes' money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ending September 30, 2020.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$322,847	$249,174
Investments—Consolidated Investment Companies	71,103	64,526
Investments—Affiliates and Other	43,209	26,935
Receivables, net of reserve of $14 and $14, respectively	71,976	64,492
Receivables—Affiliates	34,719	37,589
Prepaid Expenses	17,721	16,748
Other Current Assets	7,839	1,820
Total Current Assets	569,414	461,284
Long-Term Assets
Goodwill	792,361	774,534
Intangible Assets, net of accumulated amortization of $21,663 and $12,856, respectively	465,192	446,228
Property and Equipment, net of accumulated depreciation of $101,752 and $94,766, respectively	51,097	51,725
Right-of-Use Assets, net	101,674	100,514
Other Long-Term Assets	23,988	45,846
Total Long-Term Assets	1,434,312	1,418,847
Total Assets	$2,003,726	$1,880,131
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$79,530	$69,014
Accrued Compensation and Benefits	119,879	137,445
Lease Liabilities	14,913	13,575
Other Current Liabilities	20,057	10,679
Total Current Liabilities	234,379	230,713
Long-Term Liabilities
Long-Term Debt	90,000	100,000
Long-Term Deferred Tax Liability, net	179,689	165,382
Long-Term Lease Liabilities	106,689	107,543
Other Long-Term Liabilities	27,092	23,127
Total Long-Term Liabilities	403,470	396,052
Total Liabilities	637,849	626,765
Commitments and Contingencies (Note (16))
TEMPORARY EQUITY
Redeemable Noncontrolling Interest in Subsidiaries	214,301	212,086
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders' Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 109,505,456 Shares Issued	412,225	392,021
Retained Earnings	1,066,842	930,351
Treasury Stock, at Cost, 10,070,813 and 8,375,077 Shares Class B Common Stock, respectively	(318,098)	(281,032)
Accumulated Other Comprehensive Income (Loss), net of tax	(9,582)	(249)
Total Permanent Equity	1,151,576	1,041,280
Total Liabilities, Temporary Equity and Permanent Equity	$2,003,726	$1,880,131
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Investment Advisory Fees, net—Affiliates	$202,978	$175,629	$573,242	$497,538
Investment Advisory Fees, net—Other	57,111	56,477	172,633	166,436
Administrative Service Fees, net—Affiliates	83,028	64,216	238,960	176,319
Other Service Fees, net—Affiliates	17,952	41,124	87,765	119,639
Other Service Fees, net—Other	3,386	2,894	11,750	8,937
Total Revenue	364,455	340,340	1,084,350	968,869
Operating Expenses
Compensation and Related	126,186	112,247	365,104	330,712
Distribution	73,726	88,082	258,925	247,713
Systems and Communications	16,193	13,353	46,179	38,258
Professional Service Fees	14,006	10,678	41,162	31,445
Office and Occupancy	10,578	10,855	32,539	33,283
Advertising and Promotional	2,921	4,102	10,981	12,989
Travel and Related	542	4,158	4,026	12,465
Other	6,922	7,558	22,058	16,868
Total Operating Expenses	251,074	251,033	780,974	723,733
Operating Income	113,381	89,307	303,376	245,136
Nonoperating Income (Expenses)
Investment Income, net	770	1,030	3,171	3,009
Gain (Loss) on Securities, net	5,852	(586)	3,840	1,670
Debt Expense	(494)	(1,239)	(2,211)	(3,971)
Other, net	103	8,264	8,426	7,756
Total Nonoperating Income (Expenses), net	6,231	7,469	13,226	8,464
Income Before Income Taxes	119,612	96,776	316,602	253,600
Income Tax Provision	32,928	23,191	81,852	61,564
Net Income Including the Noncontrolling Interests in Subsidiaries	86,684	73,585	234,750	192,036
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	862	623	3,554	1,804
Net Income	$85,822	$72,962	$231,196	$190,232
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic	$0.86	$0.72	$2.30	$1.88
Earnings Per Common Share—Diluted	$0.85	$0.72	$2.29	$1.88
Cash Dividends Per Share	$0.27	$0.27	$0.81	$0.81
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income Including the Noncontrolling Interests in Subsidiaries	$86,684	$73,585	$234,750	$192,036

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	16,239	(11,795)	(9,333)	(13,670)
Temporary Equity
Foreign Currency Translation Gain (Loss)	7,316	(5,544)	(4,573)	(6,430)
Other Comprehensive Income (Loss), net of tax	23,555	(17,339)	(13,906)	(20,100)
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	110,239	56,246	220,844	171,936
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interest in Subsidiaries	8,178	(4,921)	(1,019)	(4,626)
Comprehensive Income Attributable to Federated Hermes, Inc.	$102,061	$61,167	$221,863	$176,562
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders' Equity
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2019	$392,210	$930,351	$(281,032)	$(249)	$1,041,280	$212,086
Net Income (Loss)	0	64,178	0	0	64,178	(913)
Other Comprehensive Income (Loss), net of tax	0	0	0	(24,859)	(24,859)	(11,454)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	5,577
Consolidation (Deconsolidation)	0	0	0	0	0	(4,019)
Stock Award Activity	7,467	(16,146)	16,146	0	7,467	2,153
Dividends Declared	0	(27,304)	0	0	(27,304)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	(6,039)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	(1,870)	0	0	(1,870)	1,870
Purchase of Treasury Stock	0	0	(15,959)	0	(15,959)	0
Balance at March 31, 2020	$399,677	$949,209	$(280,845)	$(25,108)	$1,042,933	$199,261
Net Income (Loss)	0	81,196	0	0	81,196	3,605
Other Comprehensive Income (Loss), net of tax	0	0	0	(713)	(713)	(435)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	6,225
Stock Award Activity	6,456	(678)	829	0	6,607	2,087
Dividends Declared	0	(27,243)	0	0	(27,243)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	(4,058)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	2,013	0	0	2,013	(2,013)
Purchase of Treasury Stock	0	0	(18,126)	0	(18,126)	0
Balance at June 30, 2020	$406,133	$1,004,497	$(298,142)	$(25,821)	$1,086,667	$204,672
Net Income (Loss)	0	85,822	0	0	85,822	862
Other Comprehensive Income (Loss), net of tax	0	0	0	16,239	16,239	7,316
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	3,212
Stock Award Activity	6,281	0	67	0	6,348	2,164
Dividends Declared	0	(27,044)	0	0	(27,044)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	(358)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	3,567	0	0	3,567	(3,567)
Purchase of Treasury Stock	0	0	(20,023)	0	(20,023)	0
Balance at September 30, 2020	$412,414	$1,066,842	$(318,098)	$(9,582)	$1,151,576	$214,301

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders' Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2018	$367,252	$0	$791,823	$(287,337)	$(14,617)	$857,121	$182,513
Net Income (Loss)	0	0	54,546	0	0	54,546	65
Other Comprehensive Income (Loss), net of tax	0	0	0	0	7,664	7,664	3,714
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	42
Stock Award Activity	7,110	0	(11,830)	11,830	0	7,110	2,126
Dividends Declared	0	0	(27,217)	0	0	(27,217)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(2,260)
Purchase of Treasury Stock	0	0	0	(1,485)	0	(1,485)	0
Balance at March 31, 2019	$374,362	$0	$807,322	$(276,992)	$(6,953)	$897,739	$186,200
Net Income (Loss)	0	0	62,724	0	0	62,724	1,116
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(9,539)	(9,539)	(4,600)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	1,822
Stock Award Activity	6,069	103	0	68	0	6,240	1,773
Dividends Declared	0	0	(27,323)	0	0	(27,323)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(541)
Business Acquisition	0	0	0	0	0	0	(386)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	(16,604)	0	0	(16,604)	16,604
Purchase of Treasury Stock	0	0	0	(709)	0	(709)	0
Balance at June 30, 2019	$380,431	$103	$826,119	$(277,633)	$(16,492)	$912,528	$201,988
Net Income (Loss)	0	0	72,962	0	0	72,962	623
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(11,795)	(11,795)	(5,544)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	687
Stock Award Activity	5,947	1	0	21	0	5,969	2,125
Dividends Declared	0	0	(27,307)	0	0	(27,307)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(387)
Purchase of Treasury Stock	0	0	0	(1,860)	0	(1,860)	0
Balance at September 30, 2019	$386,378	$104	$871,774	$(279,472)	$(28,287)	$950,497	$199,492
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2020	2019
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$234,750	$192,036
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Amortization of Deferred Sales Commissions	1,090	1,625
Depreciation and Other Amortization	21,341	19,165
Share-Based Compensation Expense	20,224	19,148
Subsidiary Share-Based Compensation Expense	6,404	6,024
(Gain) Loss on Disposal of Assets	1,590	11
Provision (Benefit) for Deferred Income Taxes	11,907	5,956
Consolidation/(Deconsolidation) of Investment Companies	(3,051)	0
Net Unrealized (Gain) Loss on Investments	(5,397)	(3,469)
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(7,516)	(20,076)
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	5,998	426
(Increase) Decrease in Prepaid Expenses and Other Assets	(9,317)	(1,502)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(27,411)	(4,057)
Increase (Decrease) in Other Liabilities	(7,154)	(2,946)
Net Cash Provided (Used) by Operating Activities	243,458	212,341
Investing Activities
Purchases of Investments—Affiliates and Other	(19,050)	(88,422)
Cash Paid for Business Acquisitions, Net of Cash Acquired	2,697	785
Proceeds from Redemptions of Investments—Affiliates and Other	6,415	32,639
Cash Paid for Property and Equipment	(8,559)	(11,321)
Net Cash Provided (Used) by Investing Activities	(18,497)	(66,319)
Financing Activities
Dividends Paid	(81,612)	(81,869)
Purchases of Treasury Stock	(53,145)	(4,054)
Distributions to Noncontrolling Interest in Subsidiaries	(10,455)	(3,188)
Contributions from Noncontrolling Interest in Subsidiaries	15,014	2,551
Proceeds from New Borrowings	100,000	8,800
Payments on Debt	(110,000)	(23,800)
Other Financing Activities	(1,616)	193
Net Cash Provided (Used) by Financing Activities	(141,814)	(101,367)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(3,408)	(3,569)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	79,739	41,086
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	249,511	157,426
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	329,250	198,512
Less: Restricted Cash Recorded in Other Current Assets	6,091	1,671
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	312	328
Cash and Cash Equivalents	$322,847	$196,513
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Notes to the Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation

Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes) provide investment advisory, administrative, distribution and other services to various investment products, including sponsored investment companies and other funds (Federated Hermes Funds) and Separate Accounts (which include separately managed accounts, institutional accounts, sub-advised funds and other managed products) in both domestic and international markets, as well as stewardship and real estate development services. The interim Consolidated Financial Statements of Federated Hermes included herein have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In the opinion of management, the financial statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(4) Business Combinations

HCL acquisition
On March 5, 2020, Federated Hermes acquired, effective as of March 1, 2020, 100 percent ownership of HGPE Capital Limited for £15.9 million ($20.4 million). The principal activity of HGPE Capital Limited is that of a holding company for an infrastructure and private equity investment management business. As a result of the acquisition of HGPE Capital Limited, Federated Hermes gained control of Hermes GPE LLP (HGPE) (collectively with HGPE Capital Limited, HCL). The addition of London-based HCL provides the opportunity to further accelerate and broaden Federated Hermes' global growth.
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
Federated Hermes performed a valuation of the fair market value of the HCL acquisition. Due to the timing of the acquisition and the status of the valuation work, the valuation of intangible assets, redeemable noncontrolling interest in subsidiary, goodwill and the deferred tax liability are preliminary. Although preliminary results of the valuation are reflected in the Consolidated Financial Statements as of September 30, 2020 and for the three and seven months then ended, the final purchase price allocation may reflect adjustments to this preliminary valuation and such adjustments may be material. Provisional amounts will be finalized as new information is obtained about facts and circumstances that existed on March 1, 2020.
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

The financial results of HCL have been included in Federated Hermes' Consolidated Financial Statements from the March 1, 2020 effective date of the HCL acquisition. For the three and seven months ended September 30, 2020, HCL earned revenue of $10.4 million and $23.2 million, respectively, and net income of $3.1 million and $7.0 million, respectively (which excludes acquisition-related intangible amortization and does not take into consideration the amounts attributable to the noncontrolling interests).

Notes to the Consolidated Financial Statements (continued)
(unaudited)

MEPC acquisition
Effective January 1, 2020, Federated Hermes acquired MEPC Limited (MEPC) for £9.9 million ($13.1 million). MEPC provides real estate development services in the UK. The MEPC acquisition included upfront cash payments of £4.4 million ($5.9 million) and deferred consideration and contingent purchase price payments totaling £5.5 million ($7.2 million), which were recorded in Other Current Liabilities. As of the date of the MEPC acquisition, Hermes primarily recorded intangible assets of $7.3 million and goodwill of $1.7 million. Due to the timing of the acquisition and the status of the valuation work, the accounting for the business combination is preliminary.
(5) Revenue from Contracts with Customers
The following table presents Federated Hermes' revenue disaggregated by asset class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Money Market	$143,391	$138,242	$452,240	$378,686
Equity	138,590	136,655	399,208	394,324
Fixed-Income	49,407	45,018	139,705	133,476
Other[1]	33,067	20,425	93,197	62,383
Total Revenue	$364,455	$340,340	$1,084,350	$968,869
1    Primarily includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), multi-asset and stewardship services revenue.

The following table presents Federated Hermes' revenue disaggregated by performance obligation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Asset Management[1]	$260,089	$232,106	$745,875	$663,974
Administrative Services	83,028	64,216	238,960	176,319
Distribution[2]	15,273	38,501	79,786	111,942
Other[3]	6,065	5,517	19,729	16,634
Total Revenue	$364,455	$340,340	$1,084,350	$968,869
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
3    Primarily includes shareholder service fees and stewardship services revenue.

The following table presents Federated Hermes' revenue disaggregated by geographical market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Domestic	$295,422	$282,777	$884,569	$801,060
Foreign[1]	69,033	57,563	199,781	167,809
Total Revenue	$364,455	$340,340	$1,084,350	$968,869
1    This represents revenue earned by non-U.S. domiciled subsidiaries.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents Federated Hermes' revenue disaggregated by product type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Federated Hermes Funds	$303,958	$280,970	$899,967	$793,496
Separate Accounts	57,111	56,477	172,633	166,436
Other[1]	3,386	2,893	11,750	8,937
Total Revenue	$364,455	$340,340	$1,084,350	$968,869
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at September 30, 2020. Generally, contracts are billed in arrears on a quarterly basis and have a three year duration, after which the customer can terminate the agreement with notice, generally from three to twelve months. Based on existing contracts and the exchange rates as of September 30, 2020, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2020	$3,038
2021	6,575
2022	2,621
2023 and Thereafter	2,512
Total Remaining Unsatisfied Performance Obligations	$14,746
(6) Concentration Risk

(a) Revenue Concentration by Asset Class

The following table presents Federated Hermes' revenue concentration by asset class:

	Nine Months Ended
	September 30,
	2020	2019
Money Market Assets	42%	39%
Equity Assets	37%	41%
Fixed-Income Assets	13%	14%
The change in the relative proportion of Federated Hermes' revenue attributable to money market assets for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily the result of a higher proportion of average money market assets to total average assets in 2020. The change in the relative proportion of Federated Hermes' revenue attributable to equity assets for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily the result of a lower proportion of average equity assets to total average assets in 2020.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of Covid-19, the Federal Open Market Committee of the Federal Reserve Board (FOMC) decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Beginning in the first quarter 2020, Federated Hermes began to waive fees in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-

Notes to the Consolidated Financial Statements (continued)
(unaudited)

related Fee Waivers). These Voluntary Yield-related Fee Waivers have been partially offset by related reductions in distribution expense as a result of Federated Hermes' mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.
During the three and nine months ended September 30, 2020, Voluntary Yield-related Fee Waivers totaled $36.8 million and $56.9 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $33.0 million and $51.0 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $3.8 million and $5.9 million for the three and nine months ended September 30, 2020, respectively. See Management's Discussion and Analysis under the caption Business Developments - Low Short-Term Interest Rates for additional information on management's expectations regarding Voluntary Yield-related Fee Waivers.
(b) Revenue Concentration by Investment Strategy/Fund

The following table presents Federated Hermes' revenue concentration by investment strategy/fund:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Federated Hermes Government Obligations Fund	14%	10%	13%	10%
Federated Hermes Strategic Value Dividend strategy[1]	7%	11%	8%	11%
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
(c) Revenue Concentration by Intermediary

Approximately 6% and 8% of Federated Hermes' total revenue for the three- and nine-month periods ended September 30, 2020, respectively, and 11% for both the three- and nine-month periods ended September 30, 2019 was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated Hermes' relationship with this intermediary could have a material adverse effect on Federated Hermes' future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
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
In the ordinary course of business, Federated Hermes may implement fee waivers for various Federated Hermes Funds for competitive reasons (such as to maintain certain fund ratios or for Voluntary Yield-related Fee Waivers), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three and nine months ended September 30, 2020, Fee Waivers totaled $174.6 million and $490.0 million, respectively, of which $145.1 million and $386.8 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. For the three and nine months ended September 30, 2019, Fee Waivers totaled $110.2 million and $310.7 million, respectively, of which $81.5 million and $223.3 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Like other sponsors of investment companies, Federated Hermes in the ordinary course of business may make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of a money market Federated Hermes Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund's net asset value (NAV), increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the three and nine months ended September 30, 2020 or 2019.
In accordance with Federated Hermes' consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of September 30, 2020 and December 31, 2019.
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
(b) Consolidated Variable Interest Entities

As of each period ended September 30, 2020 and December 31, 2019, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, a Federated Hermes Fund as a result of its controlling financial interest. The following table presents the balances related to the consolidated Federated Hermes Fund VIE that was included on the Consolidated Balance Sheets as well as Federated Hermes' net interest in the consolidated Federated Hermes Fund VIE for each period presented.

(in millions)	September 30, 2020	December 31, 2019
Investments—Consolidated Investment Companies	6.8	13.3
Other Assets	0.2	0.3
Less: Liabilities	0.1	0.1
Less: Redeemable Noncontrolling Interest in Subsidiaries	0.0	9.3
Federated Hermes' Net Interest in Federated Hermes Fund VIE	$6.9	$4.2

Federated Hermes' net interest in the consolidated Federated Hermes Fund VIE represents the value of Federated Hermes' economic ownership interest in that Federated Hermes Fund.
During the second quarter of 2020, Federated Hermes liquidated its investment in the one consolidated VIE in which it was the only remaining shareholder. Accordingly, Federated Hermes redeemed $6.0 million from Investments—Consolidated Investment Companies on the Consolidated Balance Sheets as of the date of the liquidation. There was no impact to the Consolidated Statements of Income as a result of this liquidation. During the third quarter of 2020, Federated Hermes provided a seed investment for a newly created Federated Hermes Fund VIE. There was no impact to the Consolidated Statements of Income as a result of this consolidation. There were no other consolidations or deconsolidations of VIEs during the nine months ended September 30, 2020.
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
At September 30, 2020 and December 31, 2019, Federated Hermes' variable interest in non-consolidated VIEs was $7.7 million and $111.9 million, respectively, (primarily recorded in Other Long-Term Assets and Cash and Cash Equivalents, respectively,

Notes to the Consolidated Financial Statements (continued)
(unaudited)

on the Consolidated Balance Sheets) and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $303.6 million and $9.6 billion at September 30, 2020 and December 31, 2019, respectively. Of the Receivables—Affiliates at September 30, 2020 and December 31, 2019, $0.7 million and .$15.4 million, respectively, related to non-consolidated VIEs and represented Federated Hermes' maximum risk of loss from non-consolidated VIE receivables.
(8) Investments

At September 30, 2020 and December 31, 2019, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $33.8 million and $20.1 million, respectively, primarily in mutual funds which invest in equity securities. Federated Hermes held investments in Separate Accounts of $9.4 million and $6.8 million at September 30, 2020 and December 31, 2019, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes' investments held in Separate Accounts as of September 30, 2020 and December 31, 2019, were primarily composed of domestic debt securities ($5.5 million and $2.6 million, respectively) and stocks of large U.S. and international companies ($3.0 million at each period end).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of Federated Hermes' controlling financial interest in these Federated Hermes Funds (see Note (7)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes' Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of September 30, 2020 and December 31, 2019 were primarily composed of domestic and foreign debt securities ($38.0 million and $38.9 million, respectively) and stocks of large international and U.S. companies ($26.8 million and $22.6 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes' investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Investments—Consolidated Investment Companies
Unrealized Gains (Losses)	$4,451	$(364)	$3,987	$1,345
Net Realized Gains (Losses)[1]	(47)	(119)	(1,151)	(786)
Net Gains (Losses) on Investments—Consolidated Investment Companies	4,404	(483)	2,836	559
Investments—Affiliates and Other
Unrealized Gains (Losses)	1,816	2,298	1,410	3,515
Net Realized Gains (Losses)[1]	(368)	(2,401)	(406)	(2,404)
Net Gains (Losses) on Investments—Affiliates and Other	1,448	(103)	1,004	1,111
Gain (Loss) on Securities, net	$5,852	$(586)	$3,840	$1,670
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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
(a) Fair Value Measurements on a Recurring Basis

The following table presents fair value measurements for Federated Hermes' financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2020
Financial Assets
Cash and Cash Equivalents	$322,847	$0	$0	$322,847
Investments—Consolidated Investment Companies	13,098	58,005	0	71,103
Investments—Affiliates and Other	37,357	5,497	355	43,209
Other[1]	8,796	1,157	0	9,953
Total Financial Assets	$382,098	$64,659	$355	$447,112

Total Financial Liabilities[2]	$37	$6	$11,646	$11,689

December 31, 2019
Financial Assets
Cash and Cash Equivalents	$249,174	$0	$0	$249,174
Investments—Consolidated Investment Companies	7,245	57,281	0	64,526
Investments—Affiliates and Other	23,667	2,945	323	26,935
Other[1]	2,901	3,177	0	6,078
Total Financial Assets	$282,987	$63,403	$323	$346,713

Total Financial Liabilities[2]	$6	$0	$2,081	$2,087
1    Amounts primarily consist of restricted cash, security deposits and a derivative asset as of September 30, 2020 and a derivative asset and security deposits as of December 31, 2019.
2    Amounts primarily consist of acquisition-related future contingent consideration liabilities.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at September 30, 2020 or December 31, 2019.

Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $252.2 million and $222.1 million at September 30, 2020 and December 31, 2019, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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

Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes may be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of September 30, 2020, acquisition-related future consideration liabilities of $11.6 million were primarily related to business combinations made in the first quarter of 2020 and were recorded in Other Current Liabilities ($7.3 million) and Other Long-Term Liabilities ($4.3 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).

The following table presents a reconciliation of the beginning and ending balances for Federated Hermes' liability for future consideration payments related to these business combinations/asset acquisitions:

(in thousands)
Balance at December 31, 2019	$2,081
New Acquisitions[1]	8,201
Changes in Fair Value	3,198
Contingent Consideration Payments	(1,834)
Balance at September 30, 2020	$11,646
1    Represents the preliminary fair value of the contingent payment liability recorded in connection with new acquisitions accounted for as business combinations.
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the securities are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of September 30, 2020 and December 31, 2019, these investments totaled $5.2 million and $3.7 million, respectively, and were recorded in Other Long-Term Assets.

(b) Fair Value Measurements on a Nonrecurring Basis

Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2020.

(c) Fair Value Measurements of Other Financial Instruments

The fair value of Federated Hermes' debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.

(10) Derivatives

Hermes Fund Managers Limited (Hermes), a British Pound Sterling-denominated majority-owned subsidiary of Federated Hermes, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar. None of the forwards have been designated as hedging instruments for accounting purposes. As of September 30, 2020, this subsidiary held foreign currency forward derivative instruments with a combined notional amount of £48.3 million and expiration dates ranging from December 2020 through June 2021. Federated Hermes recorded $1.1 million in Receivables on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of September 30, 2020.
As of December 31, 2019, Hermes held foreign currency forward derivative instruments with a combined notional amount of £53.0 million and expiration dates ranging from March 2020 through September 2020. Federated Hermes recorded $3.1 million

Notes to the Consolidated Financial Statements (continued)
(unaudited)

in Receivables on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2019.
(11) Intangible Assets, including Goodwill

Intangible Assets, net at September 30, 2020 increased $19.0 million from December 31, 2019 primarily due to $27.6 million of intangible assets recorded in connection with the HCL acquisition and $7.3 million in connection with the MEPC acquisition (see Note (4) for additional information). These increases were partially offset by a $8.4 million decrease in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations and $9.0 million of amortization expense.
Goodwill at September 30, 2020 increased $17.8 million from December 31, 2019 primarily due to $19.1 million of goodwill recorded in connection with the HCL acquisition and $1.7 million related to the MEPC acquisition. These increases were partially offset by a $3.0 million decrease in the value of goodwill denominated in a foreign currency as a result of foreign exchange rate fluctuations.
(12) Debt

On June 5, 2017, Federated Hermes entered into an unsecured Third Amended and Restated Credit Agreement by and among Federated Hermes, certain of its subsidiaries as guarantors party thereto, a syndicate of ten banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and TD Bank, N.A. as documentation agent (Credit Agreement). The Credit Agreement consists of a $375 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The interest on the revolving credit facility is calculated at the monthly London Interbank Offering Rate (LIBOR) plus a spread. The borrowings under the revolving credit facility may include up to $25 million for which interest is calculated at the daily LIBOR plus a spread (Swing Line). On July 1, 2018, Federated Hermes entered into an amendment to the Credit Agreement to add certain definitions and to amend certain negative covenants regarding indebtedness, guarantees, and restrictions on dividends, related to the 2018 acquisition of a controlling interest in Hermes (Hermes Acquisition). This amendment contains other customary conditions, representations, warranties and covenants.
The Credit Agreement, which expires on June 5, 2022, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, may elect to make discretionary principal payments. During the first nine months of 2020, Federated Hermes borrowed $100 million from the revolving credit facility for general corporate purposes and repaid $110 million. As of September 30, 2020 and December 31, 2019, the amounts outstanding under the revolving credit facility were $90 million and $100 million, respectively, and were recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 1.280% and 2.816% as of September 30, 2020 and December 31, 2019, respectively, which was calculated at LIBOR plus a spread. The commitment fee under the Credit Agreement currently is 0.125% per annum on the daily unused portion of each Lender's commitment. As of September 30, 2020, Federated Hermes has $285 million available for borrowings.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated Hermes was in compliance with all covenants at and during the nine months ended September 30, 2020 (see the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information). The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Second Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.
(13) Share-Based Compensation Plans

During the nine months ended September 30, 2020, Federated Hermes awarded 722,081 shares of restricted Federated Hermes Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees

Notes to the Consolidated Financial Statements (continued)
(unaudited)

receive a portion of their bonus in the form of restricted stock under Federated Hermes' Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over three years.
During 2019, Federated Hermes awarded 928,324 shares of restricted Federated Hermes Class B common stock under its Stock Incentive Plan. Of this amount, 498,324 shares were awarded in connection with the aforementioned bonus program. The remaining shares were awarded to certain key employees and generally vest over ten years.
(14) Equity

In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 4 million shares of Class B common stock. This program was fulfilled in March 2020. In March 2020, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 500 thousand shares of Class B common stock. This program was fulfilled in May 2020. In April 2020, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 3.5 million shares of Class B common stock. No other programs existed as of September 30, 2020. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes' board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the first nine months of 2020, Federated Hermes repurchased approximately 2.4 million shares of its Class B common stock for $54.1 million ($1.0 million of which was accrued in Other Current Liabilities as of September 30, 2020), most of which were repurchased in the open market. At September 30, 2020, approximately 2.2 million shares remain available to be purchased under Federated Hermes' remaining buyback program.
The following table presents the activity for the Class B common stock and Treasury stock for the three and nine months ended September 30, 2020 and 2019. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Class B Shares
Beginning Balance	100,279,043	101,211,023	101,130,379	100,803,382
Stock Award Activity	22,500	7,500	728,831	528,574
Purchase of Treasury Stock	(866,900)	(79,592)	(2,424,567)	(193,025)
Ending Balance	99,434,643	101,138,931	99,434,643	101,138,931

Treasury Shares
Beginning Balance	9,226,413	8,294,433	8,375,077	8,702,074
Stock Award Activity	(22,500)	(7,500)	(728,831)	(528,574)
Purchase of Treasury Stock	866,900	79,592	2,424,567	193,025
Ending Balance	10,070,813	8,366,525	10,070,813	8,366,525

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(15) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator
Net Income Attributable to Federated Hermes, Inc.	$85,822	$72,962	$231,196	$190,232
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(3,378)	(2,774)	(8,937)	(7,322)
Total Net Income Attributable to Federated Hermes Common Stock - Basic	$82,444	$70,188	$222,259	$182,910
Less: Total Net Income Available to Unvested Restricted Shareholders of a Nonpublic Consolidated Subsidiary	(391)	(258)	(786)	(457)
Total Net Income Attributable to Federated Hermes Common Stock - Diluted	$82,053	$69,930	$221,473	$182,453
Denominator
Basic and Diluted Weighted-Average Federated Hermes Common Stock[2]	96,039	97,306	96,726	97,211
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock – Basic[2]	$0.86	$0.72	$2.30	$1.88
Net Income Attributable to Federated Hermes Common Stock – Diluted[2]	$0.85	$0.72	$2.29	$1.88
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
(b) Contingencies
Federated Hermes previously recorded as revenue carried interest from certain funds subject to clawback provisions (Carried Interest). As of September 30, 2020, approximately $11 million of Carried Interest is subject to clawback. As a result of the significant impact of the coronavirus pandemic (Covid-19) on certain markets, beginning in the first quarter of 2020, management concluded it was probable that the market value of the assets held by these funds would be reduced at the December 31, 2020 valuation date, which could result in a portion or all of this Carried Interest being repaid in 2021. As of September 30, 2020, management estimates that a clawback will not occur based on the current valuation of the assets held by these funds. However, due to the uncertainty of the impact that Covid-19 may continue to have on the value of the assets held by these funds as of the December 31, 2020 valuation date, a clawback of Carried Interest may occur and could be material.
(c) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated Hermes guarantee certain financial obligations of Federated Hermes, Inc., and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated Hermes' right to challenge the claim. Further, Federated Hermes' obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes' obligations and the unique facts and circumstances involved in each particular agreement. As of September 30, 2020, management does not believe that a material loss related to any of these matters is reasonably possible.
(d) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of September 30, 2020, Federated Hermes does not believe that a material loss related to these claims is reasonably possible.
(17) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders

Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2019	$(249)
Other Comprehensive Income (Loss)	(9,333)
Balance at September 30, 2020	$(9,582)

Balance at December 31, 2018	$(14,617)
Other Comprehensive Income (Loss)	(13,670)
Balance at September 30, 2019	$(28,287)

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(18) Redeemable Noncontrolling Interest in Subsidiaries

The following table presents the changes in Redeemable Noncontrolling Interest in Subsidiaries:

(in thousands)	Consolidated Investment Companies	Hermes	Total
Balance at December 31, 2019	$19,872	$192,214	$212,086
Net Income (Loss)	(2,802)	1,889	(913)
Other Comprehensive Income (Loss), net of tax	0	(11,454)	(11,454)
Subscriptions—Redeemable Noncontrolling Interest Holders	5,577	0	5,577
Consolidation/(Deconsolidation)	(4,019)	0	(4,019)
Stock Award Activity	0	2,153	2,153
Distributions to Noncontrolling Interest in Subsidiaries	(6,039)	0	(6,039)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	1,870	1,870
Balance at March 31, 2020	$12,589	$186,672	$199,261
Net Income (Loss)	2,560	1,045	3,605
Other Comprehensive Income (Loss), net of tax	0	(435)	(435)
Subscriptions—Redeemable Noncontrolling Interest Holders	6,225	0	6,225
Stock Award Activity	0	2,087	2,087
Distributions to Noncontrolling Interest in Subsidiaries	(4,058)	0	(4,058)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	(2,013)	(2,013)
Balance at June 30, 2020	$17,316	$187,356	$204,672
Net Income (Loss)	1,473	(611)	862
Other Comprehensive Income (Loss), net of tax	0	7,316	7,316
Subscriptions—Redeemable Noncontrolling Interest Holders	3,212	0	3,212
Stock Award Activity	0	2,164	2,164
Distributions to Noncontrolling Interest in Subsidiaries	(358)	0	(358)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	(3,567)	(3,567)
Balance at September 30, 2020	$21,643	$192,658	$214,301

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(in thousands)	Consolidated Investment Companies	Hermes	Total
Balance at December 31, 2018	$11,626	$170,887	$182,513
Net Income (Loss)	678	(613)	65
Other Comprehensive Income (Loss), net of tax	0	3,714	3,714
Subscriptions—Redeemable Noncontrolling Interest Holders	42	0	42
Stock Award Activity	0	2,126	2,126
Distributions to Noncontrolling Interest in Subsidiaries	(2,260)	0	(2,260)
Balance at March 31, 2019	$10,086	$176,114	$186,200
Net Income (Loss)	340	776	1,116
Other Comprehensive Income (Loss), net of tax	0	(4,600)	(4,600)
Subscriptions—Redeemable Noncontrolling Interest Holders	1,822	0	1,822
Stock Award Activity	0	1,773	1,773
Distributions to Noncontrolling Interest in Subsidiaries	(541)	0	(541)
Business Acquisition	0	(386)	(386)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	16,604	16,604
Balance at June 30, 2019	$11,707	$190,281	$201,988
Net Income (Loss)	(209)	832	623
Other Comprehensive Income (Loss), net of tax	0	(5,544)	(5,544)
Subscriptions—Redeemable Noncontrolling Interest Holders	687	0	687
Stock Award Activity	0	2,125	2,125
Distributions to Noncontrolling Interest in Subsidiaries	(387)	0	(387)
Balance at September 30, 2019	$11,798	$187,694	$199,492

(19) Subsequent Events

On October 29, 2020, the board of directors declared a $1.27 per share dividend to shareholders of record as of November 6, 2020 to be paid on November 13, 2020. The dividend, which will be paid from Federated Hermes' existing cash balance, is considered an ordinary dividend for tax purposes and consists of a $0.27 quarterly dividend and a $1.00 special dividend. See Management's Discussion and Analysis under the caption Business Developments - Subsequent Event - Special Cash Dividend for more information on the estimated diluted earnings per share impact for the quarter ending December 31, 2020.

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

General

Federated Hermes is one of the largest U.S.-based investment managers with $614.8 billion in managed assets as of September 30, 2020. The majority of Federated Hermes' revenue is derived from advising Federated Hermes Funds and Separate Accounts in both domestic and international markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing), as well as stewardship and real estate development services.
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
Federated Hermes' most significant operating expenses are Compensation and Related expense and Distribution expense. Compensation and Related expense includes base salary and wages, incentive compensation and other employee expenses including payroll taxes and benefits. Incentive compensation, which includes stock-based compensation, can vary depending on various factors including, but not limited to, the overall results of Federated Hermes' operations, investment management performance and sales performance.
The discussion and analysis of Federated Hermes' financial condition and results of operations are based on Federated Hermes' Consolidated Financial Statements. Management evaluates Federated Hermes' performance at the consolidated level. Therefore, Federated Hermes operates in one operating segment, the investment management business. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated Hermes' growth and profitability are dependent upon its ability to attract and retain AUM and upon the profitability of those assets, which is impacted, in part, by Fee Waivers. Fees for mutual fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds. Management believes that meaningful indicators of Federated Hermes' financial performance include AUM, gross and net product sales, revenue and net income, both in total and per diluted share.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Business Developments

Covid-19 Pandemic
The outbreak of the Covid-19 respiratory disease was first detected in China in late 2019 and has subsequently spread internationally. Covid-19 has resulted in travel bans, closing of borders, changes to the ways in which healthcare workers prepare and deliver services, enhanced monitoring and increased health screenings/testing, increased data analytics, efforts to develop effective vaccines and identify effective therapeutics, enhanced disinfection and contamination procedures, stay-at-home orders, quarantines, cancellations and disruptions to supply chains, workflow operations and customer activity, as well as general concern and uncertainty. Covid-19 also has resulted in economic uncertainty, market volatility, trading halts, market illiquidity and declining stock prices, among other effects. See Part II, Item 1A - Risk Factors in this Quarterly Report on Form 10-Q for additional information regarding the impacts, and potential impacts, resulting from Covid-19. Policymakers responded to certain apparent and acute economic and market consequences with monetary and fiscal policy actions. Regulators have taken actions focused on facilitating market function and preserving market integrity, as well as providing guidance and relief to market participants affected by Covid-19. See the Business Developments - Current Regulatory Environment section of Management's Discussion and Analysis for additional information regarding the monetary and fiscal policy actions taken by governmental authorities.
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
Federated Hermes has not instituted its business continuity plans in its U.S. offices as there has not been a significant disruption of its business processes, allowing it to remain fully operational and to continue to provide services to its customers. Federated Hermes' London office, which includes the international business of Federated Hermes, did implement its business continuity plans on March 20, 2020 per the advice of the UK's government and regulators.
Federated Hermes designated an internal task force (which continues to meet regularly) to address events related to Covid-19 that have impacted or that may impact Federated Hermes' business. Federated Hermes also implemented a number of other prudent steps to provide for the safety of our employees, to seek to ensure the resiliency of Federated Hermes' business and to keep our customers informed through the related market volatility. For example, Federated Hermes is complying with the requirements under applicable Federal and state government orders, as well as the requirements under the Centers for Disease Control and Prevention's (CDC) and state health departments' guidance and enhanced disinfection and decontamination procedures. These steps continue to be implemented, reviewed and, in certain cases, revised or enhanced. Technology investments in laptops for employees, expanded internet bandwidth, and new video conferencing and collaboration software have allowed Federated Hermes to remain fully operational while implementing remote working arrangements, supporting physical distancing, and continuing to deliver Federated Hermes' investment products and services to customers, while at the same time taking steps to safeguard the health and safety of employees. Among other actions, Federated Hermes has taken the following steps:
•The company instituted a travel ban to 11 countries, including those designated as high risk by the CDC on February 27, 2020. Federated Hermes now recommends to employees that they follow national, state/provincial, local and CDC recommendations for self-quarantining and testing after travel to certain "hot spots" where Covid-19 cases, hospitalizations and/or deaths have spiked.
•While Federated Hermes restricted business travel on March 12, 2020, and no commercial air travel occurred in the second quarter of 2020, limited commercial air travel by employees re-commenced in the third quarter of 2020 and hotel and car rental reservations related to ground travel continued.
•While Federated Hermes' offices remain open, and limited, physically distanced in-person meetings have begun to occur more frequently, remote working arrangements continue to be implemented for much of our global workforce with more than 95 percent of Federated Hermes' employees successfully working remotely. Federated Hermes has increased usage and reliance on virtual meeting tools and prioritized the deployment of additional equipment and technology to employees to provide enhanced remote-work options.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
•Federated Hermes Fund Board meetings held in August 2020 were held in person as well as via teleconference allowing those who preferred to participate virtually to do so. Federated Hermes had previously held its April annual shareholder meeting and the May Federated Hermes Fund Board meetings, via teleconference, rather than in person. Similar approaches are being taken with respect to offshore fund and subsidiary board meetings.
•Federated Hermes has continued to on-board new hires, shipping necessary equipment to them and conducting training remotely.
•Federated Hermes investment professionals and strategists are frequently publishing fresh content to the Insights section of Federated Hermes' website offering customers unique perspectives during these difficult markets.
Federated Hermes is also prepared to continue to implement a variety of other strategies to ensure the resiliency of our business. Examples include: transferring processes to alternate personnel, prioritizing technology resources to service critical processing, and leveraging service providers and counterparties for the most efficient delivery of services. In addition to the implementation of advanced cleaning protocols and other measures, Federated Hermes has made provisions for hand sanitizer stations and is encouraging everyone to take standard precautions such as physically distancing, washing their hands with soap and water, wearing face masks, avoiding shaking hands and staying home if sick. Federated Hermes is evaluating options and considering details of its plans for when and how to bring employees back to our offices. For example, Federated Hermes developed and implemented a series of return to the office protocols intended to assure employees that Federated Hermes is taking the safety and well-being of our employees seriously as more employees begin to return to the office. The company plans to take a measured approach that involves implementing procedures aimed at safeguarding employee health while continuing to provide a high level of client service. Federated Hermes expects those procedures and related timelines to vary by location in order to meet local regulatory guidelines and support community health practices. As of September 30, 2020, Federated Hermes has advised its employees that it is delaying a significant return to the office for U.S. employees until mid-February 2021.
Federated Hermes continues to monitor the ongoing global health situation through contact with the CDC, the SEC, the World Health Organization and the Securities Industry and Financial Markets Association (SIFMA), a financial services industry trade association, among others. As of September 30, 2020, while Federated Hermes' stock price has fluctuated and been lower, similar to the stock prices of other public companies in the investment management industry amidst the volatility in stock prices on major exchanges, and Federated Hermes' business operations have had to adapt to a remote working environment, Covid-19 has not materially affected Federated Hermes' financial condition or cash flows. See Part II, Item 1A - Risk Factors in this Quarterly Report on Form 10-Q for information regarding the risks to Federated Hermes presented by Covid-19.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of Covid-19, the FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Beginning in the first quarter 2020, Federated Hermes has implemented Voluntary Yield-related Fee Waivers. These waivers have been partially offset by related reductions in distribution expense as a result of Federated Hermes' mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.
During the three and nine months ended September 30, 2020, Voluntary Yield-related Fee Waivers totaled $36.8 million and $56.9 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $33.0 million and $51.0 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $3.8 million and $5.9 million for the three and nine months ended September 30, 2020, respectively.
Assuming asset levels and mix remain constant and based on recent and expected market conditions, including potential additional government measures to further stimulate the economy, Voluntary Yield-related Fee Waivers for the fourth quarter of 2020 may result in a negative pre-tax impact on income of approximately $9 million. While the level of these fee waivers is impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these fee waivers. The actual amount of future Voluntary Yield-related Fee Waivers and the resulting negative impact of these fee waivers could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, changes in yields on instruments available for purchase by the money market funds, including changes due to the level of government measures to further stimulate the economy which result in the issuance of additional Treasury debt instruments, actions by the FOMC, the U.S. Department of Treasury, the SEC, Financial Stability Oversight Council (FSOC) and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Federated Hermes' willingness to continue the Voluntary Yield-related Fee Waivers and changes in the extent to which the impact of these fee waivers is shared by any one or more third parties.

Current Regulatory Environment
Domestic
The outbreak of Covid-19 shifted the regulatory environment in the United States, and globally, toward the adoption of measures intended to provide regulatory flexibility and market stabilization. (See Item 1A-Risk Factors under the heading "Potential Adverse Effects of Unpredictable Events or Consequences" in Federated Hermes, Inc. Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 for discussions regarding the risks posed by Covid-19). The SEC (among other regulatory authorities, self-regulatory organizations or exchanges) has continued to implement "physical distancing" requirements for its personnel including continuing in a full telework posture with limited exceptions at least through December 1, 2020. The SEC previously stated that it is focused on: (i) maintaining the continuity of its operations; (ii) monitoring market functions and systemic risks; (iii) providing prompt, targeted regulatory relief and guidance to issuers, investment advisors and other registrants impacted by Covid-19 to facilitate continuing operations, including in connection with the execution of their business continuity plans; and (iv) maintaining enforcement and investor protection efforts, particularly with regard to the protection of critical market systems and what the SEC deems to be the most vulnerable investors. The SEC also announced that under its current operating posture, in addition to its Covid-19 focused efforts, it remains engaged on rulemaking and other matters, and may make adjustments to the SEC's rulemaking agenda as necessary. Consistent with maintaining its operations, the SEC indicated in its spring 2020 Regulatory Flexibility Agenda that it intends to finalize in 2020 certain regulatory proposals, including the proposed derivatives rule, valuation guidance, and investment advisor advertising rule, and that it may propose rules relating to transfer agent standards, cross trades pursuant to Rule 17a-7 under the 1940 Act, and the investment advisor custody rule. To that end, the SEC issued 11 final rules and five proposed rules in the third quarter of 2020, and four additional final rules early in the fourth quarter of 2020. Whether the SEC will meet all of these objectives given Covid-19 remains unknown.
The SEC also extended certain Covid-19 relief it had previously issued in March 2020. For example, the SEC extended, at least through the end of 2020, the relief from the requirements to hold in-person board of directors/trustees meetings under the 1940 Act. At a recent industry conference on October 12, 2020, the Deputy Director and Chief Counsel of the SEC's Division of Investment Management indicated that the SEC is considering permanent relief for virtual board meetings under the 1940 Act, rather than always requiring in-person meetings. The SEC did not extend certain previously issued relief, such as the relief relating to the filing deadlines for public company reporting, investment company prospectus delivery, transmittal of annual and semi-annual shareholder reports, and Form N-CEN, Form N-PORT, Form ADV and FORM PF. The SEC also: (i) extended relief to investment advisors under the Advisers Act's Custody Rule; (ii) released two no-action letters to the Investment Company Institute providing no-action relief for affiliates to make certain purchases of debt securities from open-end investment companies that would otherwise be prohibited under Section 17(a) of, or Rule 17a-9 under, the 1940 Act; and (iii) issued guidance for issuers registered under Section 12 of the Exchange Act to conduct virtual or hybrid annual shareholder meetings through the internet or other electronic means in lieu of in-person meetings, in light of Covid-19.
The regulatory actions to address Covid-19, any other rules and regulations that have or are expected to become effective, and any new proposed rules and regulations, continue to impact the investment management industry (collectively, both domestically and abroad, as applicable, Regulatory Developments).
Additionally, Covid-19 has prompted legislative intervention in the form of stimulus measures. Following passage of its $2 trillion relief package titled the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in March 2020, on April 23, 2020 Congress passed the Paycheck Protection Program and Health Care Enhancement Act, providing a further $484 billion in funding for the Paycheck Protection Program as well as provision for additional healthcare spending and Covid-19 testing. As of September 30, 2020, discussions continued in Congress regarding additional stimulus legislation to, among other things, provide funds for testing, vaccines, distribution, medical care, and unemployment benefits, as well as money for schools, small businesses, hotels, restaurants, airlines and other industries. While regulators and legislators confront the challenges presented by Covid-19, efforts also continue to eliminate certain regulatory requirements. For example, legislation has been introduced in both the Senate and the House of Representatives in a continuing effort to get revisions to money market fund reform passed and signed into law. The proposed law would permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements for, institutional and municipal (or tax-exempt) money market funds. These requirements were imposed under the SEC's structural, operational and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance). Compliance with the 2014 Money Fund Rules and Guidance became effective on October 14, 2016. At a recent industry conference on October 12, 2020, the Director of the SEC's Division of

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Investment Management indicated that the market dislocations that occurred in the late first quarter and early second quarter of 2020 tested the reforms imposed under the 2014 Money Fund Rules and Guidance, such as the ability to impose redemption gates and liquidity fees and the floating NAV, that it is important to analyze how these reforms alleviated or contributed to the market dislocation events, and that the SEC may create additional regulations around money market funds. Federated Hermes believes that money market funds are resilient investment products that have proven their resiliency during Covid-19. While Federated Hermes believes that some regulations could be improved, such improvements should be measured and appropriate, preserving investors' ability to invest in all types of money market funds. Federated Hermes continues to support efforts to permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements imposed under the 2014 Money Fund Rules and Guidance for, institutional and municipal (or tax-exempt) money market funds.
Covid-19 has also spurred direct intervention from the U.S. Federal Reserve (Fed) in order to address market inefficiencies and provide financial backstops totaling more than $2.3 trillion as necessary. As a result, the Fed's balance sheet has expanded significantly, growing from $4.2 trillion as of February 17, 2020 to $7.2 trillion in early June 2020, before ending the quarter at slightly under $7.1 trillion. Examples of the Fed's intervention include:
•On March 17, 2020, the Fed announced the establishment of a Commercial Paper Funding Facility (CPFF) through a special purpose vehicle (SPV) that will purchase unsecured and asset-backed commercial paper rated A1/P1 (as of March 17, 2020) directly from eligible companies. The Treasury provided $10 billion in credit protection to the Fed in connection with the CPFF. The CPFF program provides a "liquidity backstop" to U.S. issuers of commercial paper, and may indirectly benefit funds, such as prime money market funds, seeking to sell commercial paper to cover redemptions driven by market volatility. On July 23, 2020, the Fed announced an expansion of the counterparties eligible to participate in the CPFF and, as of September 30, 2020, over $29 million in loans were outstanding under the CPFF. The CPFF is currently set to expire in March 2021.
•On March 18, 2020, the Fed announced a Money Market Mutual Fund Liquidity Facility (MMLF) program through which the Federal Reserve Bank of Boston makes loans available to eligible financial institutions secured by high-quality assets purchased by the financial institution from money market mutual funds. The Treasury is providing the Fed $10 billion to protect against losses in connection with the MMLF. The MMLF program is intended to further assist money market funds in meeting demands for redemptions, enhancing overall market functioning and increasing credit provision to the broader economy. As of September 30, 2020, over $7 billion in loans were outstanding under the MMLF. This facility was extended by the Fed until December 31, 2020.
•On March 23, 2020, the Fed announced the establishment of the Secondary Market Corporate Credit Facility (SMCCF). Under the SMCCF, the Federal Reserve Bank of New York will lend, on a recourse basis, to an SPV that will purchase up to $250 billion in secondary market corporate debt issued by eligible issuers. The SPV will purchase eligible individual corporate bonds as well as eligible corporate bond portfolios in the form of exchange traded funds (ETFs) in the secondary market. The SMCCF is intended to provide liquidity for outstanding corporate bonds, including those held by fixed income mutual funds. The SMCCF will cease purchasing eligible corporate bonds and eligible ETFs no later than December 31, 2020, unless it is extended by the Fed. As of September 30, 2020, over $12.8 billion in loans to the SPV were outstanding under the SMCCF.
•On March 23, 2020, the Fed announced that the FOMC will purchase Treasury securities and agency mortgage-backed securities in the amounts needed to support smooth market functioning and effective transmission of monetary policy to broader financial conditions and the economy. The FOMC had previously announced it would purchase at least $500 billion of Treasury securities and at least $200 billion of mortgage-backed securities. In addition, the FOMC will include purchases of agency commercial mortgage-backed securities.
•On March 23, 2020, the Fed established the Term Asset-Backed Securities Loan Facility to enable the issuance of asset-backed securities backed by student loans, auto loans, credit card loans, loans guaranteed by the Small Business Administration and certain other assets. As of September 30, 2020, over $3.2 billion in loans were outstanding under this facility. This facility was extended by the Fed until December 31, 2020.
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
Since the beginning of the third quarter of 2020, the SEC proposed or adopted new rules and guidance that impact U.S. investment management industry participants, including Federated Hermes. For example:
•On October 28, 2020, the SEC adopted new rule 18f-4 under the 1940 Act, and related amendments, with the intent of providing an updated, comprehensive approach to the regulation of registered funds' use of derivatives and certain other transactions. New rule 18f-4 permits mutual funds (other than money market funds), ETFs, registered closed-end funds, and BDCs to enter into derivatives transactions and certain other transactions notwithstanding the restrictions under section 18 of the 1940 Act, subject to certain conditions. The conditions include the adoption of a derivatives risk management program and compliance with certain limits on fund leverage risk, among others. The rule provides an exception from the derivatives risk management program and leverage risk limits provided that a fund adopts and implements written policies and procedures reasonably designed to manage its derivatives risks and the fund's derivatives exposure is limited to 10% of its net assets, excluding certain currency and interest rate hedging transactions. The rule also provides an exception from the leverage limits for leveraged or inverse funds currently in operation that seek an investment return above 200% of the return (or inverse of the return) of the fund's underlying index and satisfy certain conditions. The rule permits a fund to enter into reverse repurchase agreements and similar financing transactions, as well as "unfunded commitments" to make certain loans or investments, subject to conditions tailored to these transactions. The rule permits funds, as well as money market funds, to invest in securities on a when-issued or forward-settling basis, or with a non-standard settlement cycle, subject to certain conditions. The rule also requires that a fund comply with certain recordkeeping requirements, including reporting confidentially to the SEC on a current basis on Form N-RN if the fund is out of compliance with the leverage limits for more than five business days. Funds currently required to file reports on Form N-PORT and Form N-CEN will be required to provide certain information regarding the fund’s derivatives use. The SEC also adopted amendments to rule 6c-11 under the 1940 Act to permit leveraged or inverse ETFs to rely on rule 6c-11 if they comply with all applicable provisions of rule 18f-4. Rule 18f-4, and the related amendments, will be effective 60 days after publication in the Federal Register and the SEC designated a compliance date that is 18 months after the effective date.
•On October 23, 2020, the staff of the Chief Accountant's Office of the SEC's Division of Investment Management issued a letter to investment company registrants addressing certain accounting, auditing, financial reporting and disclosure matters. The letter describes three new SEC staff positions, including that a fund may begin reporting performance from the date it begins investing in accordance with its investment objectives rather than the effective date of its registration statement.
•On October 16, 2020, the SEC issued a final rule adopting amendments to Rule 2-01 of Regulation S-X that seek to focus the SEC's auditor independence rules on relationships and services that are more likely to jeopardize the objectivity and impartiality of auditors. The final amendments, among other things: (i) amend the definitions of "affiliate of the audit client" and "investment company complex" to address certain affiliate relationships, including entities under common control; (ii) amend the auditor independence rule to add certain student loans and de minimis consumer loans to the categorical exclusions from independence-impairing lending relationships; (iii) amend the auditor independence rules to replace the reference to "substantial stockholders" in the business relationships rule with the concept of beneficial owners with significant influence; and (iv) replace the transition provision in the auditor independence rules to introduce a transition framework to address inadvertent independence violations that only arise as a result of a merger or acquisition transaction. The amendments will be effective 180 days after publication in the Federal Register. Voluntary early compliance is permitted after the amendments are published in the Federal Register in advance of the effective date provided that the final amendments are applied in their entirety from the date of early compliance.
•At a recent industry conference on October 12, 2020, the Deputy Director and Chief Counsel of the SEC's Division of Investment Management indicated that the SEC staff is taking a fresh look at the SEC's prior guidance on the electronic delivery of regulatory documents. This followed comments by the Director of the SEC's Division of Investment Management in July 2020 acknowledging that issues that market participants had with the printing and delivery of paper documents as a result of Covid-19 create more urgency around e-delivery. Federated Hermes believes that guidance allowing e-delivery of regulatory documents to investors as an acceptable standard method of delivery would be beneficial to the investment management industry, funds and their investors.
•On October 7, 2020, the SEC adopted Rule 12d1-4 under the 1940 Act regarding fund of funds arrangements, simultaneously rescinding Rule 12d1-2 under the 1940 Act, which permits funds that primarily invest in funds within the same fund group to invest in unaffiliated funds and non-fund assets. Rule 12d1-4 will permit a registered investment company or business development company (BDC) (referred to as "acquiring funds") to acquire the securities of any other registered investment company or BDC (referred to as "acquired funds") in excess of the limits in section 12(d)(1) of the 1940 Act, subject to certain limits on control and voting of acquired fund shares by the acquiring fund, required evaluations and findings as to the lack of duplicative fees and certain other matters, and limits on complex structures. In addition, the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
rule will require funds that do not share the same investment advisor to enter into a fund of funds investment agreement memorializing the terms of the arrangement. This requirement and the evaluation and finding requirements replace a proposed requirement that would have prohibited an acquiring fund that acquires more than 3% of an acquired fund's outstanding shares from redeeming more than 3% of the acquired fund's total outstanding shares in any 30-day period. The SEC is also rescinding most exemptive orders granting relief from Sections 12(d)(1)(A), (B), (C) and (G) of the 1940 Act. The SEC also adopted related amendments to Rule 12d1-1 under the 1940 Act to allow funds that primarily invest in funds within the same fund group to continue to invest in unaffiliated money market funds, and amendments to Form N-CEN to require funds to report whether they relied on rule 12d1-4 or the statutory exception in section 12(d)(1)(G) of the 1940 Act during an applicable reporting period. Federated is evaluating the impact of the rule on its current fund structures. The rule will be effective 60 days after publication in the Federal Register, but, in order to facilitate a transition period, the compliance date for the amendments to Form N-CEN will be 425 days after publication in the Federal Register and the rescission of rule 12d1-2 and the SEC's exemptive orders will be effective one year from the effective date of the rule.
•On August 31, 2020, the U.S. Department of Labor (DOL) released a proposal under the Employee Retirement Income Security Act of 1974 (ERISA) to amend the "investment duties" regulation and address the application of ERISA's fiduciary duties of prudence and loyalty to the exercise of shareholder rights, including proxy voting, proxy voting policies and guidelines, and the selection and monitoring of proxy advisory firms. The "investment duties" regulation currently covers the prudence duty under ERISA as it applies to fiduciary decision-making on investments and investment courses of action. The regulation currently does not specifically address the exercise of shareholder rights or the application of ERISA section 404(a)(1)(A), which provides that a fiduciary must act for the exclusive purpose of providing benefits to participants and beneficiaries. While retaining core principles of the current regulation, among other changes, the proposed amendments would require that fiduciaries must vote proxies only when the fiduciary prudently determines that the matter being voted upon would have an economic impact on the plan. The amendments also would provide that fiduciaries are prohibited from voting proxies unless the fiduciary prudently determines that the matter being voted upon would have an economic impact. Federated Hermes submitted a comment letter on the proposal seeking clarification of certain requirements of the proposal and is evaluating the impact of the rule on Federated Hermes' advisory subsidiaries' proxy voting policies and practices. The public comment period ended on October 5, 2020 and on October 14, 2020, the DOL submitted its final rule, largely as proposed, to the White House Office of Management and Budget (OMB) for review. A final decision from OMB is expected within the coming weeks.
•On August 25, 2020, the SEC provided certain exemptive relief from the "locate" and close-out requirements of Regulation SHO for sales of owned physical securities.
•On August 5, 2020, the SEC proposed comprehensive modifications to the mutual fund and exchange traded fund disclosure framework. The proposal would: (i) require streamlined shareholder reports that would include, among other things, information on fund expenses, performance, illustrations of holdings, and material fund changes; (ii) significantly revise the content of these items in an effort to align disclosures with developments in the markets and investor expectations; (iii) encourage funds to use graphic or text features to promote effective communication; and (iv) promote a layered and comprehensive disclosure framework by continuing to make available online certain information that is currently required in shareholder reports but may be less relevant to retail shareholders generally. The proposed framework also would provide an alternative approach to keeping investors informed about their ongoing fund investments through the use of a streamlined shareholder report. In addition, the proposal would amend prospectus disclosure requirements in an effort to provide greater clarity and more consistent information regarding fees, expenses, and principal risks. While significant changes would be required if the amendments are adopted as proposed, Federated Hermes continues to evaluate the potential impact of the proposed rule on its compliance and disclosure operations. Comments on the proposal are due 60 days after the proposed rule is published in the Federal Register.
•On July 22, 2020, the SEC adopted amendments to its rules governing proxy solicitations. In addition to addressing changes to the procedure for submitting shareholder proposals, the proposed amendments largely seek to codify prior SEC guidance released on August 21, 2019. Among other provisions, the amendments codify the SEC's interpretation that proxy voting advice generally constitutes a solicitation within the meaning of the 1934 Act. Federated Hermes is assessing the potential impact of the amendments on its business (including EOS at Federated Hermes), results of operations, financial condition and/or cash flows. As of September 30, 2020, Federated Hermes does not believe the potential impact of this rule will be material. The amendments will be effective on November 2, 2020, but affected proxy voting advice businesses subject to the final rules are not required to comply with certain proxy advice timing, conflict of interest disclosure, and policy and procedure requirements until December 1, 2021. The SEC also supplemented its prior guidance issued to investment advisors regarding their proxy voting responsibilities as fiduciaries under the Advisers Act. The guidance became effective on September 9, 2020.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
•On July 6, 2020, the SEC adopted amendments, originally proposed on October 18, 2019, to Rule 0-5 under the 1940 Act to expedite the review process for exemptive relief applications that are "substantially identical" to recent precedent. The amendments have the potential to streamline an important regulatory process often utilized when bringing new products to market. The SEC has indicated that firms may not "mix and match relief" from prior orders, and warned that "small changes to the terms and conditions of an application, compared to a precedent application, may either raise a novel issue, or require a significant amount of time for the SEC Staff to consider whether it raises such an issue." Federated Hermes believes these amendments will benefit the investment management industry.
Investment management industry participants, such as Federated Hermes, also continued, and will continue, to monitor, plan for and implement certain changes in response to previously-issued, new, proposed or adopted rules and guidance. These proposed and final rules and guidance included a new proposed DOL fiduciary rule and a new proposed DOL rule defining an ERISA plan fiduciary's duties when considering environmental, social and governance (ESG) factors for the investment of plan assets. It remains uncertain whether, or to what degree, broker-dealers or other intermediaries will roll-back, modify or continue changes made prior to the original DOL fiduciary rule, which was vacated in March 2018 by the United States Court of Appeals for the Fifth Circuit, or make new or additional changes in light of the new proposed DOL fiduciary rule, Regulation Best Interest, Form CRS, or SEC fiduciary duty interpretations. These proposed and final rules, and guidance, also included: (i) a new proposed SEC rule establishing a framework for funds' fair value determinations; (ii) final rules and amendments that permit registered closed-end funds and BDCs to use the registration, offering and communications reforms the SEC had previously adopted for operating companies under the 1933 Act; (iii) a re-proposed Rule 18f-4 under the 1940 Act (the "Derivatives Rule"), which would regulate the use of derivatives by mutual funds, closed-end funds, ETFs, and other investment companies by, among other requirements, imposing a requirement for funds to adopt and implement a derivatives risk management program that meets certain criteria (including stress testing and back-testing) with board oversight and reporting by a dedicated administrator appointed by the board; (iv) proposed amendments to the SEC's investment advisor advertising and cash solicitation rules under the Advisers Act, which attempt to update and modernize the existing regulations; and (v) a package of new rules (i.e. Regulation Best Interest), amendments and interpretations intended to enhance the quality of retail investors' relationships with broker-dealers and investment advisors and to enhance investor protections while preserving retail investor access and choice. On September 28, 2020, the SEC staff announced that it will hold a virtual roundtable on October 26, 2020, where SEC and FINRA staff will discuss initial observations on Regulation Best Interest and Form CRS implementation. The SEC also requested comment on Rule 35d-1 under the 1940 Act (Names Rule) to determine whether the Names Rule can be improved to help ensure that fund names inform and do not mislead investors.
Federated Hermes continues to analyze the potential impact of these Regulatory Developments on Federated Hermes' business, results of operations, financial condition and/or cash flows. Please refer to our prior public filings for more detailed discussions of these, and other, previously issued proposed and final rules and guidance.
In addition to the above Regulatory Developments, the SEC staff has been engaging in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including investment advisors and investment management companies such as Federated Hermes' investment management subsidiaries and the Federated Hermes Funds. In addition to routine examinations, the SEC examinations have included certain sweep examinations involving various topics. Examples of sweep examinations conducted, or being conducted, by the SEC staff include, among others, money market fund liquidity, business continuity plans, transition from the London Inter-bank Offered Rate (LIBOR) and compliance with Regulations Best Interest and Form CRS, among others. For 2020, the SEC announced that, as examination priorities, it will focus on mutual funds and ETFs, the activities of their registered investment advisors, and oversight practices of their boards of directors, and more generally on matters important to retail investors (including retirement investors), share class selection, information security, digital assets, electronic investment advice, anti-money laundering, and compliance in registrants responsible for critical market infrastructure, among other matters. At an industry conference on October 8 and 9, 2020, SEC staff members in the SEC's Office of Compliance Investigations and Examinations (OCIE) indicated that OCIE will likely assess the longer-term effects of COVID-19 in 2021, as well as issues related to conflicts of interest, fees and expenses, investment adviser compliance with fund prospectus ESG disclosure, and compliance with recently promulgated regulations. In addition to its recent Covid-19 actions and guidance, the SEC staff also issued various guidance statements and risk alerts on a variety of compliance issues, including, among others, cyber-security, Covid-19-related risks and the transition from LIBOR. These investigations, examinations and actions have led, and may lead, to further regulation, guidance statements and scrutiny of the investment management industry. Given government regulatory policies and the impact of Covid-19, while the SEC staff continues their enforcement and examination operations, the degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
Regulation or potential regulation by regulators other than the SEC also continued, and may continue, to affect investment management industry participants, including Federated Hermes. For example, the Financial Industry Regulatory Authority

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
(FINRA) also has undertaken, and continues to undertake, examinations, including bank sweep programs, zero commissions and cyber-security sweep examinations. Various state legislatures or regulators also have adopted or are beginning to adopt state-specific cyber-security and/or privacy requirements that may apply, to varying degrees, in addition to federal regulation.
The activities of the FSOC also continue to be monitored by the investment management industry, including Federated Hermes. Since the FSOC indicated in 2014 that it intended to monitor the effectiveness of the 2014 Money Fund Rules, concerns persist that the FSOC may recommend new or heightened regulation for "non-bank financial companies," which the Board of Governors of the Federal Reserve System (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds. In its past Annual Reports, the FSOC recommended that the SEC monitor the implementation of these rules and evaluate the extent to which they address potential risks in the asset management industry. In its 2019 Annual Report published on December 4, 2019, the FSOC turned its focus to other types of cash management vehicles that continue to use amortized cost or have a stable NAV, and that may be sponsored or advised by registered investment advisors, but are nevertheless not subject to SEC oversight. These include entities such as local government investment pools and private liquidity funds. Noting that such entities are not subject to the 2014 Money Fund Rules, the FSOC recommended that financial regulators monitor developments concerning such short-term cash management vehicles for any financial stability risk implications. The FSOC also identified liquidity and redemption risks, as well as the use of leverage, as an area of focus for investment funds and recommended that the SEC monitor the implementation and evaluate the effectiveness of rules intended to reduce such risks (e.g. the 2016 Liquidity Rule, and the re-proposed Derivatives Rule). The market volatility and liquidity stress on money market funds experienced as a result of Covid-19 in late March and April of 2020 may spur additional money market fund regulation and/or attention by the SEC or FSOC. Most recently, on September 25, 2020, the Director of the SEC's Division of Investment Management delivered an address to the Investment Company Institute, remarking that "despite the significant reforms to rule 2a-7, once again, financial regulators stepped in with emergency measures to assist these funds" and stated that it is "critical for us to analyze the events in March [2020] and how the framework of rule 2a-7 may have either alleviated or contributed to any of the events that unfolded."
The Democratic nominee in the 2020 Presidential election has stated that he is open to the idea of a financial transactions tax (FTT) on securities transactions, an idea proposed by certain former Democratic candidates, including the Vice President nominee. On March 5, 2019, legislation was introduced in both the House of Representatives and Senate that, if passed and signed into law, would have imposed a 0.1% tax on stock, bond and derivative transactions. The tax would apply to sales made in the U.S. or by U.S. persons, while initial securities issuances and short-term debt would be exempt. A later proposal would tax stock trades at 0.5%, bond trades at 0.1%, and derivatives transactions at 0.005% coupled with an income tax credit for individuals with income of less than $50,000 ($75,000 for married couples), which is intended to offset the average burden of the tax for such individuals. Neither bill has progressed in Congress. Management does not believe this legislation will be enacted under President Trump's administration. On July 16, 2020, a bill was introduced into the New Jersey state legislature, which has the support of Governor Phil Murphy, which seeks to impose a $0.0025 tax per financial transaction on any person or entity that transacts more than 10,000 financial transactions through electronic infrastructure located in New Jersey during the year. It has been reported that the NYSE and the National Association of Securities Dealers Automated Quotations (Nasdaq) have threatened New Jersey lawmakers that they will move out of state if taxes are imposed on electronic trades. It also has been reported that certain New York lawmakers are in favor of an FTT.
The current regulatory environment has impacted, and will continue to impact, Federated Hermes' business, results of operations, financial condition and/or cash flows. For example, regulatory changes, such as the 2014 Money Fund Rules and Guidance, and the new fund of funds rule, can result in shifts in product structures as well as asset mixes and flows. These shifts impact Federated Hermes' AUM, revenues and operating income. Despite the FOMC's reduction of the federal funds target rate range to 0% - 0.25% in response to market pressures resulting from Covid-19, management continues to believe money market funds provide a more attractive investment opportunity than other products, such as insured deposit account alternatives. Management is monitoring and assessing the potential impact of the current low interest rate environment on money market fund and other fund asset flows, related asset mixes and the degree to which these factors impact Federated Hermes' prime money market business as well as Federated Hermes' overall business, results of operations, financial condition and/or cash flows generally. Management is also monitoring the potential for additional regulatory scrutiny of money market funds, including prime money market funds.
Covid-19, as well as changes made in response to the original DOL fiduciary rule, impacted, and any modifications or additional changes that may be made in response to Regulation Best Interest, Form CRS, SEC fiduciary duty interpretations, or the new fiduciary rule proposed by the DOL likely may impact, Federated Hermes' AUM, revenues and operating income. For example, while it remains uncertain whether, and to what degree, broker-dealers or other intermediaries will roll-back, modify or continue changes made prior to the DOL's original fiduciary rule being vacated, or to make new or additional changes in light of Regulation Best Interest, Form CRS, or SEC or DOL fiduciary duty interpretations and rules, if intermediaries continue

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
to reduce the number of Federated Hermes Funds offered on their platforms, mutual fund-related sales and distribution fees earned by Federated Hermes may decrease. In that case, similar to other investment management industry participants, Federated Hermes could experience a further shift in asset mix and AUM, and a further impact on revenues and operating income. On the other hand, management continues to believe that Federated Hermes' business may be positively affected because separately managed account/wrap-fee strategies work well in level wrap-fee account structures and can provide transparency and potential tax advantages to clients, while Federated Hermes' experience with bank trust departments and fiduciary experience and resources presents an opportunity to add value for customers.
Federated Hermes has dedicated, and continues to dedicate, significant internal and external resources to analyze and address regulatory responses to the impact from Covid-19 and other Regulatory Developments, and their effect on Federated Hermes' business, results of operations, financial condition and/or cash flows. This effort includes considering and/or affecting legislative, regulatory, product structure and development, technology and information system development, reporting capability, business and other options that have been or may be available in an effort to minimize the potential impact of any adverse consequences. Federated Hermes' efforts include having conversations with intermediary customers regarding Regulatory Developments, and analyzing product offering and structure adjustments, regulatory alternatives and other means to comply, and to assist its customers to comply, with new fiduciary rules or interpretations, the 1940 Act and other applicable laws and regulations. As appropriate, Federated Hermes also participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated Hermes continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals and final rules issued by the SEC, to adopt, revise and/or implement policies and procedures, and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated Hermes continues to devote resources to technology and system investment, business continuity, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated Hermes to, among other benefits, be in a better position to address new or modified regulatory requirements. In connection with Covid-19, Federated Hermes has devoted internal and external resources to complying with the requirements of federal and state orders imposing work and travel restrictions, and the requirements under CDC's and state and local health departments' guidance, as well as enhanced disinfection and contamination procedures.
The Regulatory Developments discussed above, and related regulatory oversight, also impacted, and/or may impact, Federated Hermes' customers and vendors, their preferences and their businesses. For example, these developments have caused, and/or may cause, certain product line-up, structure, pricing and product development changes, as well as money market, equity, fixed-income, alternative/private markets or multi-asset fund products to be less attractive to institutional and other investors, reductions in the number of Federated Hermes Funds offered by intermediaries, changes in the fees Federated Hermes, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, changes in work arrangements and facility-related expenses, and reductions in AUM, revenues and operating profits. In addition, these developments have caused, and/or may cause, changes in asset flows, levels and mix, as well as customer and vendor relationships. Federated Hermes will continue to monitor regulatory actions in response to Covid-19 and other Regulatory Developments as necessary, and may implement additional changes to its business and practices as it deems necessary or appropriate. Further analysis and planning, or additional refinements to Federated Hermes' product line and business practices, may be required in response to market, customer or regulatory changes and developments, such as new conflict of interest or fiduciary rules, the new fund of funds rule and other Regulatory Developments, or any additional regulation or guidance issued by the SEC or other regulatory authorities.
In addition to the impact on Federated Hermes' AUM, revenues, operating income and other aspects of Federated Hermes' business described above, on a cumulative basis, Federated Hermes' regulatory, product development and restructuring, and other efforts in response to the Regulatory Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and may continue to have, on a cumulative basis, a material impact on Federated Hermes' expenses and, in turn, financial performance. As of September 30, 2020, given the current regulatory environment, Covid-19 and the possibility of future additional modified or delayed regulation or oversight, Federated Hermes is unable to fully assess the impact of regulatory actions in response to Covid-19 or other adopted or proposed regulations, and other Regulatory Developments, and Federated Hermes' efforts related thereto, on its business, results of operations, financial condition and/or cash flows. The regulatory changes and developments in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have a material and adverse effect on Federated Hermes' business, results of operations, financial condition and/or cash flows. As of September 30, 2020, while the FSOC's change in focus and continuing transparency efforts have reduced the possibility of any Federated Hermes products being designated a systemically important non-bank financial institution, in management's view any such designation and any reforms ultimately put into effect would be detrimental to Federated Hermes' money market fund business and could materially and adversely affect Federated Hermes' business, results

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
of operations, financial condition and/or cash flows. Federated Hermes also is unable to assess at this time whether, or the degree to which, any continuing efforts or potential options being evaluated in connection with regulatory changes and developments ultimately may be successful.
International
Similar to their U.S. counterparts, UK and EU regulators have acted directly in response to Covid-19. For example, the FCA acknowledged on September 24, 2020 a statement from the UK Government advising firms to continue to follow UK Government advice on working from home if possible over the winter until notified otherwise. The FCA issued on May 6, 2020 a Modification by Consent extending the maximum period firms can arrange cover for a Senior Manager without being approved, from 12 weeks to 36 weeks in a consecutive 12-month period. Subsequently, on June 30, 2020, the UK Treasury agreed to delay the deadline for solo-regulated firms to have undertaken the first assessment of the fitness and propriety of their Certified Persons from December 9, 2020 until March 31, 2021. The FCA updated on April 24, 2020 previously issued temporary relief that extended the regulatory deadlines for funds to publish their annual reports and accounts by two months and their half-yearly reports by one-month, consistent with the European Securities and Markets Authority's (ESMA) April 9, 2020 Public Statement that encouraged national competent authorities (NCAs) to apply a risk-based approach and act in a proportionate manner in the exercise of supervisory powers in their day-to-day enforcement of the regulatory deadlines that apply to the production of fund reports. The FCA published on April 3, 2020 its expectations for solo-regulated firms to comply with the Senior Managers and Certification Regime (SMCR) addressing circumstances involving temporary changes to Senior Managers' responsibilities due to illness or other measures in response to Covid-19, including longer-term furloughs of Senior Managers. ESMA updated on April 2, 2020 their risk assessment to account for the impact of Covid-19, noting that corporate and government bond markets and investment funds were showing signs of stress while market infrastructures have continued to function in an orderly manner despite significant surges in trading activity, use of circuit breakers and increases in derivatives margins. The FCA released on March 31, 2020 a "Dear CEO" letter regarding Covid-19 which, among other things, provided guidance for firms regarding their anti-money laundering obligations, the Markets in Financial Instruments Directive II (MiFID II) 10% depreciation reporting, responding to complaints and continued recording of telephone lines in accordance with MiFID II requirements. On September 30, 2020, the FCA extended its decision not to take enforcement action against firms that cease providing 10% depreciation reports for professional clients until March 31, 2021. ESMA also released on March 11, 2020 recommended actions for financial market participants for Covid-19 related impacts. The recommended actions include: (i) preparing to deploy business continuity measures, (ii) preparing appropriate market disclosures and (iii) ensuring transparent financial disclosures. ESMA also counseled fund managers to continue to adhere to the requirements for risk management.
In addition, UK and EU regulators have focused on extending the company financial reporting and disclosure requirements to accommodate the impact of Covid-19 on quarter-end audits and reporting. The FCA, Financial Reporting Council and Prudential Regulation Authority of the United Kingdom issued a joint statement announcing a series of actions designed to ensure information continues to flow to investors and support the continued functioning of the UK's capital markets. The actions include: (i) allowing listed companies an extra two months to publish their audited annual financial reports; (ii) issuing guidance for companies in the midst of preparing audited financial statements in the current uncertain environment; and (iii) issuing guidance for audit firms seeking to overcome challenges in obtaining audit evidence due to Covid-19. The FCA also provided on May 20, 2020 additional temporary relief that permits listed companies which need extra time to complete their half yearly financial reports an additional month in which to publish them, consistent with ESMA's March 27, 2020 statement that indicated that ESMA expects NCAs not to prioritize supervisory actions against issuers in respect of half yearly financial reports for a period of one month following the existing deadline. The FCA's May 27, 2020 Primary Market Bulletin also set forth guidance for issuers that have concerns about how to address Covid-19-related uncertainties in the "going concern" assessment they perform whenever they produce financial statements. In addition, UK financial regulators have modified previous market practices relating to the timing and content of financial information and audit work. The impact of Covid-19 on existing and recently proposed UK and European legislation, regulation and consultation can vary and is uncertain.
Covid-19 also is affecting the Brexit timeline. UK Prime Minister Boris Johnson previously indicated that, now that the UK is no longer a member of the EU as of January 31, 2020, he will not seek to extend the one-year Brexit transition period that is set to expire on December 31, 2020. With delays in negotiations due to Covid-19, the deadline for a joint decision on an extension passed on July 1, 2020 without an agreement being reached regarding the post-transition period relationship between the UK and EU.
The European Union Withdrawal Agreement Bill (Withdrawal Agreement Bill) implements the withdrawal agreement reached between the UK and the other 27 EU member states and sets out the arrangements for the UK's withdrawal from the EU. The Withdrawal Agreement Bill also establishes a time line for the UK to repay approximately £33 billion in financial obligations to the EU. It also provides that a one-year transition period cannot be extended and that EU law will continue to be upheld in the UK during the transition period. The Withdrawal Agreement Bill establishes customs checks on goods being moved between

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
the UK and Northern Ireland in order to avoid a hard border. Taxes would only have to be paid on goods being moved from the UK to Northern Ireland if those products are considered at risk of then being transported into the Republic of Ireland, with the ability to obtain a refund if the goods are not actually transported to the Republic of Ireland. Northern Ireland continues to follow EU regulations relating to labeling and manufacturing goods. In September 2020, the UK Parliament published the Internal Markets Bill, which, if passed, would breach the Withdrawal Agreement Bill with respect to Northern Ireland. Among other things, the Internal Markets Bill would give the UK the sole power to interpret certain trade arrangements in Northern Ireland, and enable the UK to reduce or eliminate bureaucratic requirements for Northern Ireland companies shipping goods to England. The EU is pursuing legal action against the UK over the bill.
Under the Withdrawal Agreement Bill, UK nationals are able to live and work in EU countries, and EU nationals are able to live and work in the UK, during the transition period and UK citizens in the EU, and EU citizens in the UK, retain their residency and social security rights. An independent monitoring authority will be established to monitor the rights of EU citizens that remain in the UK after Brexit. Without an agreement being reached between the EU and UK, certain travel restrictions will come into effect and EU citizens will no longer have the right to move freely to the UK to work and vice versa.
The UK and EU have been utilizing the transition period to negotiate a Free Trade Agreement. While the attention being paid to Covid-19 has initially slowed the progress of negotiations, and UK and EU leaders have agreed to intensify negotiations over a Free Trade Agreement, an agreement has not yet been reached. It has been reported that significant gaps continue to exist, with the UK seeking maximum independence from EU rules and the EU wanting to reduce the possibility of the UK having an unfair competitive advantage in the future. The UK has agreed to roll-over 19 free trade agreements covering 50 countries or territories that were part of approximately 40 free-trade agreements to which the UK was a party while a member of the EU. These free trade agreements cover just over 8% of the UK's total trade. It also has been reported that, on October 23, 2020, the UK and Japan signed a free trade agreement under which nearly all of the UK's exports to Japan will be tariff free while removing UK tariffs on Japanese cars by 2026.
Until an agreement with the EU is reached or the transition period ends, significant political, economic, legal and regulatory uncertainty continues to exist regarding the impact of Brexit. Among other matters, issues persist regarding which courts will have greater authority, whether the UK will need to continue to comply with EU laws, the degree to which trade will be subject to quotas and/or tariffs, and fishing rights and quotas. See Item 1A - Risk Factors in Federated Hermes' Form 10-K for the fiscal year ended December 31, 2019 for further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated Hermes and its business. The UK's exit from the EU will likely affect the requirements and/or timing of implementation of legislation and regulation applicable to doing business in the UK, including the laws and regulations applicable to Federated Hermes, as well as to the sponsoring, management, operation and distribution of Federated Hermes' products and services, both in and outside the UK. Uncertainty exists regarding the ability to passport fund distribution and management services between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. The FCA, ESMA and EU regulators have signed memoranda of understandings (MoUs) covering cooperation and exchange of information in the event that the UK leaves the EU without an agreement. The MoUs will come into effect at the end of the transitional period (i.e., on December 31, 2020). The FCA has implemented a temporary permissions regime that allows EEA-domiciled investment funds that market in the UK under a passport to continue temporarily marketing in the UK, and allows EEA-based firms currently passporting into the UK to continue new and existing regulated business within the scope of their current permissions in the UK for up to three years, while they seek full FCA authorization. On July 1, 2020, the FCA announced that it would reopen the currently closed notification window on September 30, 2020, to allow firms that had not previously notified the FCA of their intention to use the temporary permissions regime to do so before the end of the Brexit transition period. EU governments, such as, among others, France, the Netherlands, Italy and Germany also have adopted similar temporary permission regimes or other laws to permit UK products to be sold, and EU-UK financial transactions to continue, for a period of time in their countries. UK and EU industry groups have been asking regulators to adopt an EU-wide temporary permissions regime to avoid having to comply with requirements imposed by each EU country. In March 2020, HM Treasury released a consultation paper proposing an overseas fund regime which is targeted at Undertakings for the Collective Investment in Transferable Securities (UCITS) and will enable Federated Hermes' Irish UCITS funds to continue to be marketed in the UK after the expiration of the transitional period and the temporary permissions regime. HM Treasury proposes an equivalence regime which will determine countries which are equivalent to the UK and will work with the FCA to determine countries of equivalence. The consultation closed to responses on May 11, 2020. HM Treasury intends to use the Financial Services Bill 2019 - 2021 to introduce the Overseas Funds Regime (OFR) - an equivalence regime for overseas retail funds to be able to market to UK retail investors. HM Treasury has also proposed a separate regime for money market funds to be able to market to all investors, noting that the process will be different if the fund wants to market to

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
retail or professional investors. These regimes will function similarly to the existing EU approach to equivalence. Federated Hermes has received permission from the FCA to allow certain Irish-domiciled UCITS fund and Luxembourg-based direct lending funds to continue to be marketed in the UK post-Brexit.
Federated Hermes is monitoring the impact of Brexit, and, while Brexit has not had a significant impact on Federated Hermes' business as of September 30, 2020, given the ongoing transition period and potential impact of Covid-19, Federated Hermes remains unable to assess the degree of any potential impact Brexit, and resulting changes, may have on Federated Hermes' business, results of operations, financial condition and/or cash flows. Federated Hermes continues to expend internal and external resources on planning relating to Brexit. The Hermes Acquisition increased the potential impact Brexit, and resulting changes, may have on Federated Hermes' business, results of operations, financial condition and/or cash flows.
Despite negative deposit interest rates, euro-denominated European money market funds have successfully operated and provided investors with high quality diversified investments which continue to provide same day liquidity, first through the use of an approved share cancellation methodology and more recently through the use of accumulating share classes. Federated Hermes continues to work with the FCA and CBI on appropriate permissions to operate in each jurisdiction, in a manner similar to euro-denominated money market funds, should official rates in U.S. dollars or British pound sterling become negative. Additionally, Federated Hermes continues to work with the CBI on appropriate permissions to operate its U.S. dollar money market funds in a manner similar to euro-denominated money market funds, should official rates in U.S. dollars become negative.
Since the beginning of the third quarter of 2020, UK and EU regulators proposed or adopted new rules and guidance that impact UK and EU investment management industry participants, including Federated Hermes. For example:
•On October 20, 2020, the CBI issued a Dear CEO letter to all Irish management companies expressing the CBI's concerns with the implementation of CP86, which is a set of rules and guidance issued by the CBI related to the governance and effectiveness of Irish management companies, including self-managed funds. Among other matters, the CBI indicates in the letter that its expectation is that Irish management companies should have a minimum of three local staff members whom should be suitably qualified and of appropriate seniority to fulfil the role. The letter also expresses the CBI's concerns regarding how some designated persons discharge their role, delegate oversight, risk management frameworks, board approval of new funds, and fund governance. In the letter, the CBI announced that it has commenced supervisory engagement with Irish management companies where specific concerns have been identified. The CBI also announced in the letter that all Irish management companies are required to critically assess their day to day operational, resourcing and governance arrangements against all relevant rules and guidance, taking into account the findings of the review, and to implement a timely plan for making the necessary changes to ensure full and effective embedding of all aspects of the CBI's Fund Management Companies – Guidance, dated December 2016.
•On October 5, 2020, the European Commission confirmed that the level 2 requirements for the EU's Sustainable Finance Disclosure Regulation (SFDR) "will become applicable at a later stage." The Commission did not specify the revised compliance date.
•On October 1, 2020, ESMA issued a statement regarding the status of commodity derivatives traded on UK trading venues, and addressing Markets in Financial Instruments Regulations (MiFIR) post-trade transparency requirements applicable to EU firms concluding transactions on UK trading after the end of the transition period on December 31, 2020.
•On September 14, 2020, ESMA's Securities and Markets Stakeholder Group (SMSG) published advice to the ESA's Joint Consultation Paper on ESG Disclosures. The SMSG commented on the need for synergy between different pieces of legislation (in particular the Non-Financial Reporting Directive (NFRD), the Taxonomy Regulation, and the SFDR), and also adjacent legislation such as the Shareholders Rights Directive II and the scheduled reviews of the MiFID II, UCITS and the Alternative Investment Fund Managers (AIFM) Directive (2011/61/EU) (AIFMD), and how they contribute to enhancing sustainability. The SMSG therefore advocated for an iterative process to introduce the different pieces of legislation over a two to three year timeframe.
•On September 10, 2020, the FCA published its 2019/20 Annual Report, citing LIBOR as a general cross-sector priority, and among its relevant sector priorities were cost transparency and improved performance reporting, as well as disclosure, liquidity management and suspension of dealing for illiquid assets, and open-ended funds.
•On August 19, 2020, ESMA published its AIFMD Letter in light of the upcoming AIFMD review setting forth its recommendations for regulatory changes to the EU investment management model. ESMA's AIFMD Letter recommends changes in the manner in which EU-based Alternative Investment Funds (AIFs) and UCITs funds are managed, with

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
recommendations for increased portfolio management substance within the EU and enhanced restrictions on delegation and the use of group company secondment arrangements. The European Commission is expected to issue a consultation in the fourth quarter of 2020. ESMA's AIFMD Letter and this consultation will likely result in a formal rule making proposal. The potential drafting and adoption of a European Commission rule proposal based on the ESMA AIFMD Letter could have a material impact on Federated Hermes' current operating model, and non-U.S. business, results of operations, financial condition and/or cash flows. Federated Hermes continues to evaluate ESMA's recommendations and the potential impact.
Investment management industry participants, such as Federated Hermes, also continued and will continue, to monitor, plan for and implement certain changes in response to previously issued new proposed or adopted rules and guidance. These proposed and final rules and guidance, included: (i) a discussion paper published by the FCA on June 23, 2020, in relation to a new UK prudential regime for investment firms authorized under the MiFID II, which becomes effective on June 26, 2021 and regarding which the FCA intends to publish a consultation paper late in 2020; (ii) HM Treasury published its prudential standards in the Financial Services Bill, confirming that there will be legislation to enable the UK to introduce a new regime for investment firms; (iii) ESMA published on June 5, 2020 the final guidelines on the MiFID II compliance function, which include updates intended to enhance clarity and foster greater convergence in the implementation and supervision of the new MiFID II compliance function requirements; (iv) ESMA issued on May 6, 2020 a Public Statement advising firms that it believes firms have even greater duties when providing investment or ancillary services to investors, especially when these investors are new to the market, or have limited investment knowledge or experience; (v) three European Supervisory Authorities (the European Banking Authority (EBA), the European Insurance and Occupational Pensions Authority (EIOPA) and ESMA) issued on April 23, 2020 a consultation paper seeking input through September 1, 2020 on proposed regulatory technical standards with regard to the content, methodologies and presentation of ESG disclosures for financial market participants, advisors and products; (vi) the European Commission issued on April 8, 2020 a consultation on its Renewed Sustainable Finance Strategy, building on the European Commission's previous initiatives and reports, such as its 2018 Action Plan on Financing Sustainable Growth and the reports of the Technical Expert Group on Sustainable Finance (TEG); (vii) ESMA published on April 3, 2020 its final guidance on performance fees in investment funds which is applicable to UCITS and certain types of AIFs, providing comprehensive guidance to fund managers when designing performance fee models for the funds they manage, including the assessment of the consistency between the performance fee model and the fund's investment objective, policy and strategy, particularly when the fund is managed in reference to a benchmark; and (viii) ESMA announced on March 31, 2020 that submission of the first reports by money market fund managers under the MMF Regulation will be moved back to September 2020.
In addition, EU regulators have previously issued rules and proposed legislation regarding sustainable finance. For example, ESMA published on February 6, 2020 its Strategy on Sustainable Finance, setting out how ESMA will place sustainability at the core of its activities by embedding ESG factors in its work. The European Commission issued four legislative proposals relating to its Action Plan on Sustainable Finance, addressing, among other things, the establishment of a framework to facilitate sustainable investment, including a unified EU classification system setting harmonized criteria to determine whether an economic activity is environmentally sustainable, disclosures relating to sustainable investments and sustainability risks, and amendments to the Benchmark Regulation to create a new category of benchmarks comprising low-carbon and positive carbon impact benchmarks. The Council of the EU adopted on November 8, 2019 the Low Carbon Benchmark Regulation (LCBR), which requires new categories of financial benchmarks, one being an EU climate transition benchmark and one being a "Paris-aligned" benchmark that brings investment portfolios in line with the Paris Agreement (a 2016 agreement within the United Nations Framework Convention on Climate Change dealing with greenhouse-gas-emissions mitigation, adaptation, and finance). The Council of the EU also adopted on November 8, 2019, the Disclosure Regulation, which, among other things, is aimed at raising market awareness of sustainability and eliminating "greenwashing" or the provision of unsubstantiated or misleading claims regarding the sustainability characteristics and benefits of an investment product. The European Parliament passed on November 27, 2019 the Sustainability-Related Disclosures Regulation (SRDR), which requires certain website, prospectus and annual report disclosures and implements a product classification system. The European Parliament and Council of the EU on December 18, 2019 agreed upon the Taxonomy Regulation, which is aimed at establishing a framework to facilitate sustainable investment, including when Member States establish measures (e.g., labels or standards) setting requirements regarding financial products or corporate bonds presented as "environmentally sustainable." The Taxonomy Regulation will need to be complied with beginning December 31, 2021. The TEG released on March 9, 2020 its final report on the EU taxonomy, containing recommendations relating to the overarching design of the Taxonomy Regulation, as well as guidance on how companies and financial institutions can make disclosures using the taxonomy. Finally, the European Commission published on June 8, 2020 draft texts of six Commission Delegated Regulations and Directives as part of the EU's action plan on sustainable finance.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Federated Hermes continues to analyze the potential impact of these Regulatory Developments on Federated Hermes' business, results of operations, financial condition and/or cash flows. Please refer to our prior public filings for more detailed discussions of these, and other, previously proposed and final rules and guidance.
An EU FTT also continues to be discussed although it remains unclear if or when an agreement will be reached regarding its adoption. Since the European Commission first proposed an EU FTT in 2011, proponents of the FTT have sought the widest possible application of the FTT with low tax rates. In December 2019, Germany proposed a draft directive that would impose a 0.2% tax on purchases of shares of large companies worth more than €1 billion, which would cover over 500 companies. Initial public offerings (IPOs) would be excluded, and each Member State would be free to tax equity funds and similar products for private pensions. Under the German proposal, the five countries with the highest incomes would share a small part of their revenues with the other countries, so that each participating country would receive at least €20 million of FTT revenue. Despite Austria's rejection of the German proposal, on February 19, 2020, German Finance Minister Olaf Scholz stated he remains committed to the introduction of an FTT on an EU level along the lines proposed by Germany. Finance Minister Scholz also has indicated that Germany has enough support from other EU Member States for the FTT. On April 25, 2020, German Chancellor Angela Merkel stated that Germany would attempt to seek agreement on an FTT when it assumes the presidency of the EU in July 2020. No formal action has been taken on the EU FTT as of September 30, 2020, although an EU FTT was reportedly discussed at the June 19, 2020 European Council meeting. As attention turns to a post-Covid-19 economy and as the EU looks to fund their budgets and the Covid-19-related measures it has adopted, an EU FTT has resurfaced as an additional source of revenue. It has been reported that the key sticking point currently among participating Member States is the mechanism and formula used to distribute the funds raised between the Member States. The exact time needed to reach a final agreement on an EU FTT, implement any agreement and enact legislation is not known at this time. Certain individual EU Member States, such as Italy, France and Spain have begun to introduce FTT proposals at the Member State level. On October 7, 2020, Spain's financial transaction tax bill was approved by the upper house of its legislature, with an expected effective date in January 2021. The weakening economy in Europe may increase the risk that additional jurisdictions propose to implement FTTs. The Labour Party in the UK has also separately proposed a UK FTT, but with the uncertainty surrounding the impact of Brexit, it is unclear whether a UK FTT will be advanced in 2020. Covid-19 also could delay agreement on, and the implementation of, an FTT in the EU, UK or other European countries.
Management believes that a UK FTT or EU FTT, particularly if enacted with broad application, would be detrimental to Federated Hermes' business and could adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows.
The activities of the Financial Stability Board (FSB) and the International Organization of Securities Commissions (IOSCO) also continue to be monitored by the investment management industry, including Federated Hermes. Building on consultations and other reports published from 2015 through 2019 regarding methodologies for identifying non-bank, non-insurance company global systemically important financial institutions, recommendations to address structural vulnerabilities from asset management activities, and liquidity risk management, the FSB and IOSCO continued, and will continue, to assess, recommend and implement regulatory reforms affecting money market funds, liquidity risk management, derivatives, leverage, and other aspects of the investment management industry. On June 25, 2020, IOSCO issued a consultation report on Artificial Intelligence and Machine Learning by Market Intermediaries and Asset Managers. In this consultation report, IOSCO proposes six measures to assist regulators in creating appropriate supervisory regulatory frameworks and seeks to ensure that market intermediaries and asset managers use artificial intelligence and machine learning technology.
In light of the impact of Covid-19 on liquidity and the markets in the late first quarter and early second quarter of 2020, EU and global systemic risk regulators, such as the FSB and IOSCO, also continue to discuss imposing greater restrictions on EU-based money market funds. In a letter, dated April 11, 2020, citing "vulnerabilities" brought to light by the impact of Covid-19 on credit markets and investment funds, FSB chairman Randal Quarles announced the formation of a new working group of senior market regulators and macroprudential policy makers to develop a proposal on how to organize work on investment funds and other non-banking financial institutions going forward. The FSB has asked IOSCO to (i) conduct a post-mortem, or "holistic" review, of what transpired in money market funds globally between February 1, 2020 and April 30, 2020, and (ii) map the connections between market activity and regulator action. Actions in the third quarter of 2020 have focused on providing IOSCO with the information they need to provide an informed narrative. In remarks to the Hoover Institution on October 14, 2020, Mr. Quarles identified what he described as "vulnerabilities in money market funds" as an issue that perhaps may have caused liquidity imbalances and propagated stress, and indicated that the FSB would provide to the G20 Summit in November FSB's set of proposals for follow-up work on nonbank financial intermediation and a 2021 work plan.
Notwithstanding the impact of Covid-19, global securities regulators are urging the adoption of new risk free reference rates as alternatives to LIBOR. Separate working groups have been formed in the UK, the U.S., the EU, and other jurisdictions (e.g,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Japan and Switzerland) to recommend an alternative to LIBOR for their respective markets. The FCA and the Bank of England (BoE) Prudential Regulation Authority continue efforts started in September 2018 regarding the transition from LIBOR to the Sterling Overnight Index Average (SONIA) by the end of 2021. On January 16, 2020, the BoE, FCA and the Working Group on Sterling Risk-Free Reference Rates (RFRWG) published a series of documents outlining priorities and milestones for 2020 with respect to the LIBOR transition. The priorities include: (i) ceasing issuance of cash products linked to sterling LIBOR by the end of the third quarter of 2020; (ii) throughout 2020, taking steps that demonstrate that compounded SONIA is easily accessible and usable; (iii) taking steps to enable a further shift of volumes from LIBOR to SONIA in derivative markets; (iv) establishing a framework for the transition of legacy LIBOR products, in order to significantly reduce the inventory of LIBOR referencing contracts by the first quarter of 2021; and (v) considering how best to address issues such as "tough legacy" contracts. On April 29, 2020, the FCA published a statement on the impact of Covid-19 on firms' LIBOR transition plans, confirming that the central assumption remains that firms cannot rely on LIBOR being published after the end of 2021. On June 22, 2020, Edwin Schooling Latter, the head of markets policy at the FCA, announced that a formal declaration about the timing and manner of LIBOR's discontinuation could be made this year, with the effective date of LIBOR's cessation still expected to be the end of 2021. On June 23, 2020, the UK Parliament released a statement indicating that legislatures would be taking steps to address tough legacy contracts. Recognizing that the interim timetable for the LIBOR transition has been slowed by Covid-19, the UK Parliament is endeavoring to ensure that, by the end of 2021, the FCA, which regulates LIBOR in the UK, has powers to manage and direct the wind down period for LIBOR. Among other things, such legislation could result in the FCA's ability to change the methodology of a critical benchmark, strengthen the existing law to prohibit the use of an individual critical benchmark and the use of legacy contracts, and ensure that administrators have adequate plans in place for the LIBOR transition. The RFRWG, the FCA and the BoE will continue to assess the evolving impact of Covid-19 on firms' LIBOR transition efforts, and provide further updates in due course.
Regulators in the U.S. and other countries are also working on the transition from LIBOR. For example, the SEC and other regulators in the U.S. are undertaking efforts to identify risks and prepare for the transition from LIBOR to the Secured Overnight Financing Rate (SOFR) by the end of 2021. The SOFR was selected as the preferred LIBOR replacement in the U.S. by the Alternative Reference Rates Committee (ARRC) at the Federal Reserve Bank of New York. In early June 2019, a representative of the Federal Reserve Bank of New York urged the finance industry to ramp up preparations for the end of LIBOR and take the warnings seriously. The OCIE identified registrant preparedness for LIBOR cessation as an examination program priority for fiscal year 2020. On June 18, 2020, the OCIE released a Risk Alert announcing an intent to engage in sweep examinations to assess the preparations of a variety of registrant types, including investment advisors and investment companies, for the expected discontinuation of LIBOR and the transition to an alternative reference rate. The Risk Alert emphasizes that preparation for LIBOR cessation is key to minimizing adverse effects associated with LIBOR discontinuation. The OCIE is focused on, among other items, a firm's (i) exposure to LIBOR-linked legacy contracts extending past the end of 2021; (ii) operational readiness; (iii) disclosures and other representations to clients and investors regarding efforts to address LIBOR discontinuation; (iv) conflicts of interest associated with the LIBOR transition; and (v) efforts to replace LIBOR with an appropriate alternative reference rate. On June 4, 2020, the Consumer Financial Protection Bureau (CFPB) proposed rule changes and guidance to address issues arising from LIBOR cessation, including the impact on adjustable-rate mortgage loans. The CFPB generally replaced LIBOR with SOFR. On May 28, 2020, Fannie Mae and Freddie Mac announced plans to change to SOFR-indexed collateralized mortgage obligations (CMOs) beginning in June 2020 and cease issuing new LIBOR-indexed CMOs no later than September 30, 2020. They also posted changes to the governing legal documents of certain of their legacy LIBOR-indexed CMO and adjustable rate mortgage securities. The changes implement fallback language for replacement of LIBOR that is modelled on language endorsed by the securitization working group of the ARRC. On May 27, 2020, the ARRC released its recommended best practices to assist market participants as they prepare for LIBOR cessation. The best practices consist of four core milestones for market participants: (1) to the extent not already used, new USD LIBOR cash products should include ARRC-recommended, or substantially similar, fallback language as soon as possible; (2) third-party technology and operations vendors relevant to the transition should complete all necessary enhancements to support SOFR by the end of 2020; (3) new use of USD LIBOR should stop, with timing depending on specific circumstances in each cash product market; and (4) for contracts specifying that a party will select a replacement rate at their discretion following a LIBOR transition event, the determining party should disclose their planned selection to relevant parties at least six months prior to the date that a replacement rate would become effective. On June 30, 2020, the ARRC released updates with revised recommendations for syndicated loan fallback language as well as the results of its May 6, 2020 cash products spread adjustment consultation. On May 11, 2020, the International Swaps and Derivatives Association (ISDA) announced the final results of its consultation on the implementation of fallback language into derivative agreements referenced to LIBOR prior to LIBOR being discontinued. The results indicate a significant majority of respondents are in favor of including fallback language both prior to and after LIBOR is discontinued as standard language in the amended 2006 ISDA Definitions for LIBOR and in a single protocol for including the updated definitions in legacy trades. ISDA announced that it would move forward with both proposals on the basis that fallback language would apply to all new and legacy derivatives referencing LIBOR that incorporate the amended

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
2006 ISDA Definitions. On September 21, 2020, ISDA issued a letter to the Co-Chairs, FSB's Official Section Steering Group confirming the effective date of the protocol would not be before the second half of January 2021.
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
European Regulatory Developments, and Federated Hermes' efforts relating thereto, have had, and may continue to have, an impact on Federated Hermes' expenses and, in turn, financial performance. As of September 30, 2020, Federated Hermes is unable to conclusively assess the potential impact that an FTT or other regulatory reforms or initiatives may have on its business, results of operations, financial condition and/or cash flows. Federated Hermes also is unable to conclusively assess at this time whether, or the degree to which, Federated Hermes, any of its investment management subsidiaries or any of the Federated Hermes Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution. The Hermes Acquisition increased the potential impact that the above matters may have on Federated Hermes' business, results of operations, financial condition and/or cash flows.
Subsequent Event - Special Cash Dividend
On October 29, 2020, the board of directors declared a $1.27 per share dividend to shareholders of record as of November 6, 2020 to be paid on November 13, 2020. The dividend, which will be paid from Federated Hermes' existing cash balance, is considered an ordinary dividend for tax purposes and consists of a $0.27 quarterly dividend and a $1.00 special dividend. The special dividend is expected to decrease diluted earnings per share for the fourth quarter 2020 by approximately $0.01 to $0.02 due to the application of the two-class method of calculating earnings per share.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Asset Highlights

Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2020	2019
By Asset Class
Equity	$80,405	$80,750	0%
Fixed-Income	79,546	65,824	21
Alternative / Private Markets[1]	18,146	17,156	6
Multi-Asset	3,737	4,140	(10)
Total Long-Term Assets	181,834	167,870	8
Money Market	432,952	359,292	21
Total Managed Assets	$614,786	$527,162	17%

By Product Type
Funds:
Equity	$46,093	$42,575	8%
Fixed-Income	49,779	42,329	18
Alternative / Private Markets[1]	11,393	10,826	5
Multi-Asset	3,546	3,952	(10)
Total Long-Term Assets	110,811	99,682	11
Money Market	325,940	261,215	25
Total Fund Assets	436,751	360,897	21
Separate Accounts:
Equity	34,312	38,175	(10)
Fixed-Income	29,767	23,495	27
Alternative / Private Markets	6,753	6,330	7
Multi-Asset	191	188	2
Total Long-Term Assets	71,023	68,188	4
Money Market	107,012	98,077	9
Total Separate Account Assets	178,035	166,265	7
Total Managed Assets	$614,786	$527,162	17%
1    The balance at September 30, 2019 includes $8.0 billion of fund assets managed by a previously nonconsolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (4) to the Consolidated Financial Statements for additional information.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(in millions)	2020	2019		2020	2019
By Asset Class
Equity	$80,403	$82,027	(2)%	$78,930	$80,133	(2)%
Fixed-Income	76,798	65,074	18	71,823	64,718	11
Alternative / Private Markets[1]	18,270	17,407	5	18,091	17,830	1
Multi-Asset	3,786	4,167	(9)	3,808	4,206	(9)
Total Long-Term Assets	179,257	168,675	6	172,652	166,887	3
Money Market	448,795	349,313	28	442,381	328,664	35
Total Average Managed Assets	$628,052	$517,988	21%	$615,033	$495,551	24%

By Product Type
Funds:
Equity	$46,020	$43,077	7%	$44,106	$41,955	5%
Fixed-Income	48,418	41,958	15	45,221	41,568	9
Alternative / Private Markets[1]	11,539	11,035	5	11,342	11,243	1
Multi-Asset	3,590	3,978	(10)	3,619	4,018	(10)
Total Long-Term Assets	109,567	100,048	10	104,288	98,784	6
Money Market	338,814	249,846	36	328,730	227,130	45
Total Average Fund Assets	448,381	349,894	28	433,018	325,914	33
Separate Accounts:
Equity	34,383	38,950	(12)	34,824	38,178	(9)
Fixed-Income	28,380	23,116	23	26,602	23,150	15
Alternative / Private Markets	6,731	6,372	6	6,749	6,587	2
Multi-Asset	196	189	4	189	188	1
Total Long-Term Assets	69,690	68,627	2	68,364	68,103	0
Money Market	109,981	99,467	11	113,651	101,534	12
Total Average Separate Account Assets	179,671	168,094	7	182,015	169,637	7
Total Average Managed Assets	$628,052	$517,988	21%	$615,033	$495,551	24%
1    The average for the three and nine months ended September 30, 2019 includes $8.1 billion and $8.2 billion, respectively, of average fund assets managed by a previously nonconsolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (4) to the Consolidated Financial Statements for additional information.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Equity Funds
Beginning Assets	$43,723	$43,443	$48,112	$36,584
Sales	2,937	2,669	10,423	9,128
Redemptions	(3,299)	(2,991)	(12,431)	(8,734)
Net Sales (Redemptions)	(362)	(322)	(2,008)	394
Net Exchanges	31	(11)	(56)	193
Impact of Foreign Exchange[1]	306	(291)	61	(333)
Market Gains and (Losses)[2]	2,395	(244)	(16)	5,737
Ending Assets	$46,093	$42,575	$46,093	$42,575

Equity Separate Accounts
Beginning Assets	$33,136	$38,556	$40,899	$35,913
Sales[3]	1,249	2,513	4,422	6,002
Redemptions[3]	(2,253)	(3,393)	(8,243)	(7,980)
Net Sales (Redemptions)[3]	(1,004)	(880)	(3,821)	(1,978)
Net Exchanges	0	0	(6)	0
Acquisitions/(Dispositions)	0	0	(71)	0
Impact of Foreign Exchange[1]	272	(286)	188	(362)
Market Gains and (Losses)[2]	1,908	785	(2,877)	4,602
Ending Assets	$34,312	$38,175	$34,312	$38,175

Total Equity
Beginning Assets	$76,859	$81,999	$89,011	$72,497
Sales[3]	4,186	5,182	14,845	15,130
Redemptions[3]	(5,552)	(6,384)	(20,674)	(16,714)
Net Sales (Redemptions)[3]	(1,366)	(1,202)	(5,829)	(1,584)
Net Exchanges	31	(11)	(62)	193
Acquisitions/(Dispositions)	0	0	(71)	0
Impact of Foreign Exchange[1]	578	(577)	249	(695)
Market Gains and (Losses)[2]	4,303	541	(2,893)	10,339
Ending Assets	$80,405	$80,750	$80,405	$80,750
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
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Fixed-Income Funds
Beginning Assets	$46,046	$42,084	$44,223	$40,490
Sales	7,183	3,971	21,811	12,266
Redemptions	(4,497)	(4,136)	(17,474)	(12,707)
Net Sales (Redemptions)	2,686	(165)	4,337	(441)
Net Exchanges	(36)	15	(5)	(184)
Impact of Foreign Exchange[1]	105	(81)	(23)	(95)
Market Gains and (Losses)[2]	978	476	1,247	2,559
Ending Assets	$49,779	$42,329	$49,779	$42,329

Fixed-Income Separate Accounts
Beginning Assets	$27,097	$22,968	$24,800	$22,668
Sales[3,4]	2,676	834	6,426	3,148
Redemptions[3,4]	(400)	(1,282)	(2,618)	(4,233)
Net Sales (Redemptions)[3,4]	2,276	(448)	3,808	(1,085)
Net Exchanges	0	(5)	0	(30)
Acquisitions/(Dispositions)	0	0	(1)	0
Impact of Foreign Exchange[1]	30	(26)	32	(29)
Market Gains and (Losses)[2,4]	364	1,006	1,128	1,971
Ending Assets	$29,767	$23,495	$29,767	$23,495

Total Fixed-Income
Beginning Assets	$73,143	$65,052	$69,023	$63,158
Sales[3,4]	9,859	4,805	28,237	15,414
Redemptions[3,4]	(4,897)	(5,418)	(20,092)	(16,940)
Net Sales (Redemptions)[3,4]	4,962	(613)	8,145	(1,526)
Net Exchanges	(36)	10	(5)	(214)
Acquisitions/(Dispositions)	0	0	(1)	0
Impact of Foreign Exchange[1]	135	(107)	9	(124)
Market Gains and (Losses)[2,4]	1,342	1,482	2,375	4,530
Ending Assets	$79,546	$65,824	$79,546	$65,824
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
4    For one fixed-income separate account, Sales, Redemptions, Net Sales (Redemptions) and Market Gains and (Losses) were previously incorrectly reported for the quarters ended March 31, 2020 and June 30, 2020. Total assets were reported correctly and are not impacted. The nine months ended September 30, 2020 include corrections that increased Redemptions by $390 million and decreased Sales by $1.1 billion, with the offset increasing Market Gains and (Losses) by $1.5 billion.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Alternative / Private Markets Funds[1]
Beginning Assets	$11,037	$11,400	$11,389	$11,365
Sales	471	200	1,799	695
Redemptions	(386)	(651)	(1,511)	(1,251)
Net Sales (Redemptions)	85	(451)	288	(556)
Net Exchanges	0	(61)	(1)	(64)
Impact of Foreign Exchange[2]	440	(353)	(258)	(380)
Market Gains and (Losses)[3]	(169)	291	(25)	461
Ending Assets	$11,393	$10,826	$11,393	$10,826

Alternative / Private Markets Separate Accounts
Beginning Assets	$6,448	$6,517	$6,713	$6,953
Sales[4]	115	184	467	322
Redemptions[4]	(25)	(162)	(443)	(722)
Net Sales (Redemptions)[4]	90	22	24	(400)
Acquisitions/(Dispositions)	0	0	452	0
Impact of Foreign Exchange[2]	268	(207)	(188)	(228)
Market Gains and (Losses)[3]	(53)	(2)	(248)	5
Ending Assets	$6,753	$6,330	$6,753	$6,330

Total Alternative / Private Markets[1]
Beginning Assets	$17,485	$17,917	$18,102	$18,318
Sales[4]	586	384	2,266	1,017
Redemptions[4]	(411)	(813)	(1,954)	(1,973)
Net Sales (Redemptions)[4]	175	(429)	312	(956)
Net Exchanges	0	(61)	(1)	(64)
Acquisitions/(Dispositions)	0	0	452	0
Impact of Foreign Exchange[2]	708	(560)	(446)	(608)
Market Gains and (Losses)[3]	(222)	289	(273)	466
Ending Assets	$18,146	$17,156	$18,146	$17,156
1    The balance at September 30, 2019 includes $8.0 billion of fund assets managed by a previously nonconsolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (4) to the Consolidated Financial Statements for additional information.
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
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Multi-Asset Funds
Beginning Assets	$3,516	$4,019	$4,000	$3,920
Sales	44	60	164	235
Redemptions	(146)	(208)	(538)	(665)
Net Sales (Redemptions)	(102)	(148)	(374)	(430)
Net Exchanges	(4)	57	(23)	59
Market Gains and (Losses)[1]	136	24	(57)	403
Ending Assets	$3,546	$3,952	$3,546	$3,952

Multi-Asset Separate Accounts
Beginning Assets	$189	$194	$199	$173
Sales[2]	1	5	27	12
Redemptions[2]	(9)	(10)	(20)	(22)
Net Sales (Redemptions)[2]	(8)	(5)	7	(10)
Impact of Foreign Exchange[1]	1	0	1	0
Market Gains and (Losses)[1]	9	(1)	(16)	25
Ending Assets	$191	$188	$191	$188

Total Multi-Asset
Beginning Assets	$3,705	$4,213	$4,199	$4,093
Sales[2]	45	65	191	247
Redemptions[2]	(155)	(218)	(558)	(687)
Net Sales (Redemptions)[2]	(110)	(153)	(367)	(440)
Net Exchanges	(4)	57	(23)	59
Impact of Foreign Exchange[1]	1	0	1	0
Market Gains and (Losses)[1]	145	23	(73)	428
Ending Assets	$3,737	$4,140	$3,737	$4,140
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
Total Changes in Long-Term Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Total Long-Term Fund Assets[1]
Beginning Assets	$104,322	$100,946	$107,724	$92,359
Sales	10,635	6,900	34,197	22,324
Redemptions	(8,328)	(7,986)	(31,954)	(23,357)
Net Sales (Redemptions)	2,307	(1,086)	2,243	(1,033)
Net Exchanges	(9)	0	(85)	4
Impact of Foreign Exchange[2]	851	(725)	(220)	(808)
Market Gains and (Losses)[3]	3,340	547	1,149	9,160
Ending Assets	$110,811	$99,682	$110,811	$99,682

Total Long-Term Separate Accounts Assets
Beginning Assets	$66,870	$68,235	$72,611	$65,707
Sales[4,5]	4,041	3,536	11,342	9,484
Redemptions[4,5]	(2,687)	(4,847)	(11,324)	(12,957)
Net Sales (Redemptions)[4,5]	1,354	(1,311)	18	(3,473)
Net Exchanges	0	(5)	(6)	(30)
Acquisitions/(Dispositions)	0	0	380	0
Impact of Foreign Exchange[2]	571	(519)	33	(619)
Market Gains and (Losses)[3,5]	2,228	1,788	(2,013)	6,603
Ending Assets	$71,023	$68,188	$71,023	$68,188

Total Long-Term Assets[1]
Beginning Assets	$171,192	$169,181	$180,335	$158,066
Sales[4,5]	14,676	10,436	45,539	31,808
Redemptions[4,5]	(11,015)	(12,833)	(43,278)	(36,314)
Net Sales (Redemptions)[4,5]	3,661	(2,397)	2,261	(4,506)
Net Exchanges	(9)	(5)	(91)	(26)
Acquisitions/(Dispositions)	0	0	380	0
Impact of Foreign Exchange[2]	1,422	(1,244)	(187)	(1,427)
Market Gains and (Losses)[3,5]	5,568	2,335	(864)	15,763
Ending Assets	$181,834	$167,870	$181,834	$167,870
1    The balance at September 30, 2019 includes $8.0 billion of fund assets managed by a previously nonconsolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (4) to the Consolidated Financial Statements for additional information.
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
5    For one fixed-income separate account, Sales, Redemptions, Net Sales (Redemptions) and Market Gains and (Losses) were previously incorrectly reported for the quarters ended March 31, 2020 and June 30, 2020. Total assets were reported correctly and are not impacted. The nine months ended September 30, 2020 include corrections that increased Redemptions by $390 million and decreased Sales by $1.1 billion, with the offset increasing Market Gains and (Losses) by $1.5 billion.

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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Nine Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
By Asset Class
Money Market	72%	66%	42%	39%
Equity	13%	16%	37%	41%
Fixed-Income	12%	13%	13%	14%
Alternative / Private Markets	3%	4%	5%	3%
Multi-Asset	0%	1%	2%	2%
Other	--	--	1%	1%
By Product Type
Funds:
Money Market	53%	46%	39%	36%
Equity	7%	8%	29%	31%
Fixed-Income	8%	8%	11%	12%
Alternative / Private Markets	2%	2%	3%	1%
Multi-Asset	0%	1%	2%	2%
Separate Accounts:
Money Market	19%	20%	3%	3%
Equity	6%	8%	8%	10%
Fixed-Income	4%	5%	2%	2%
Alternative / Private Markets	1%	2%	2%	2%
Other	--	--	1%	1%

Total managed assets represent the balance of AUM at a point in time, while total average managed assets represent the average balance of AUM during a period of time. Because substantially all revenue and certain components of distribution expense are generally calculated daily based on AUM, changes in average managed assets are typically a key indicator of changes in revenue earned and asset-based expenses incurred during the same period.
As of September 30, 2020, total managed assets increased 17% from September 30, 2019, primarily due to an increase in money market assets and, to a lesser extent, an increase in fixed-income assets. Total average money market assets increased 28% and 35% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. Period-end money market assets increased 21% at September 30, 2020 as compared to September 30, 2019. Average equity assets decreased 2% for both the three and nine months ended September 30, 2020 as compared to the same periods in 2019. Period-end equity assets were down slightly at September 30, 2020 as compared to September 30, 2019. Average fixed-income assets increased 18% and 11% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. Period-end fixed-income assets increased 21% at September 30, 2020 as compared to September 30, 2019, primarily due to net sales and market appreciation. During the third quarter, risk markets continued their rally off March's pandemic lows, lifted by a surprisingly strong economic recovery, an improving earnings outlook and an ultra-dovish Fed. The technology-laden Nasdaq Composite Index returned 11% for the three-month period ended September 30, 2020, while the S&P 500 rose 8.5% and the Dow Jones Industrial Average climbed 7.6%. After setting record highs in early September 2020, all three major equity indexes gave back some ground during the month on the inability of Congress and the White House to provide more fiscal stimulus amid renewed increases in Covid-19 cases and worries that improvement in the economy may moderate. In fixed income, markets vacillated between risk on and risk off during the period, with long rates trading in a narrow trading range while short rates remained anchored at historic lows on the Fed's pledge to keep benchmark rates near zero-bound

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
for three years or until inflation hits and holds at 2%. In the end, the quarter ended roughly where it began, with the 2-year Treasury yield down 2 basis points and the 10-year Treasury yield up 2 points.
Results of Operations

Revenue. Revenue increased $24.1 million for the three-month period ended September 30, 2020 as compared to the same period in 2019 primarily due to (1) an increase in alternative/private market revenue of $10.4 million primarily due to the revenue of a previously nonconsolidated entity being recorded in operating revenue beginning in March 2020, (2) an increase in fixed-income revenue of $6.1 million primarily due to higher average fixed-income assets and (3) an increase in money market revenue of $5.1 million primarily due to higher average money market assets (includes a decrease in revenue related to $36.8 million in Voluntary Yield-related Fee Waivers) (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact).

Revenue increased $115.5 million for the nine-month period ended September 30, 2020 as compared to the same period in 2019 primarily due to (1) an increase in money market revenue of $73.6 million primarily due to higher average money market assets (includes a decrease in revenue related to $56.9 million in Voluntary Yield-related Fee Waivers) (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact), (2) an increase in alternative/private market revenue of $23.2 million primarily due to the revenue of a previously nonconsolidated entity being recorded in operating revenue beginning in March 2020 and (3) an increase in fixed-income revenue of $8.3 million primarily due to higher average fixed-income assets.

For the nine-month periods ended September 30, 2020 and 2019, Federated Hermes' ratio of revenue to average managed assets was 0.23% and 0.26%, respectively. The decrease in the rate was primarily the result of a higher proportion of revenue earned on average money market assets and the reduction of revenue from Voluntary Yield-related Fee Waivers during the first nine months of 2020 as compared to the same period in 2019.
Operating Expenses. Total Operating Expenses for the three-month period ended September 30, 2020 remained flat as compared to the same period in 2019 primarily due to an increase of $13.9 million in Compensation and Related expense primarily due to (1) a $5.8 million increase related to the HCL activity being included in the Consolidated Financial Statements beginning on March 1, 2020, (2) an increase of $3.0 million primarily related to increased headcount and (3) an increase in incentive compensation of $2.9 million driven primarily by domestic sales efforts and performance. These increases were partially offset by a decrease of $14.4 million in Distribution expense primarily related to a decrease in expense related to $33.0 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact), offset by an increase in expense of $20.3 million related to higher average money market fund assets.

Total Operating Expenses for the nine-month period ended September 30, 2020 increased $57.2 million as compared to the same period in 2019. Compensation and Related expense increased $34.4 million due to (1) an increase in incentive compensation of $14.9 million driven primarily by domestic sales efforts, (2) a $13.2 million increase related to the HCL activity being included in the Consolidated Financial Statements beginning on March 1, 2020 and (3) a $5.6 million increase primarily related to increased headcount. Distribution expense increased $11.2 million primarily related to higher average money market fund assets (includes a decrease in distribution expense related to $51.0 million in Voluntary Yield-related Fee Waivers) (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact). Professional Service Fees expense increased $9.7 million primarily due to technology-related projects.

Nonoperating Income (Expenses). Nonoperating Income (Expenses), net decreased $1.2 million for the three-month period ended September 30, 2020 as compared to the same period in 2019. The decrease is primarily due to a $6.8 million decrease related to the income of a previously nonconsolidated entity no longer being recorded in nonoperating income beginning in March 2020. This decrease was partially offset by an increase of $6.4 million in Gain (Loss) on Securities, net primarily due to an increase in the market value of investments.
Nonoperating Income (Expenses), net increased $4.8 million for the nine-month period ended September 30, 2020 as compared to the same period in 2019. The increase is primarily due to a $7.5 million gain from a fair value adjustment to the equity investment of a previously nonconsolidated entity recorded in the first quarter of 2020 and a $2.2 million increase in Gain (Loss) on Securities, net due to an increase in the market value of investments. These increases were partially offset by a $5.6

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
million decrease related to the income of a previously nonconsolidated entity no longer being recorded in nonoperating income beginning in March 2020.
Income Taxes. The income tax provision was $32.9 million for the three-month period ended September 30, 2020 as compared to $23.2 million for the same period in 2019. The increase in the income tax provision was primarily due to higher income before income taxes as a result of the changes in revenues, expenses and nonoperating income (expenses) noted above. The effective tax rate was 27.5% for the three-month period ended September 30, 2020 as compared to 24.0% for the same period in 2019. The increase in the effective tax rate is primarily due to the revaluation of foreign deferred taxes associated with the change in the UK corporate income tax rate from 17% to 19%.

The income tax provision was $81.9 million for the nine-month period ended September 30, 2020 as compared to $61.6 million for the same period in 2019. The increase in the income tax provision was primarily due to higher income before income taxes as a result of the changes in revenues, expenses and nonoperating income (expenses) noted above. The effective tax rate was 25.9% for the nine-month period ended September 30, 2020 as compared to 24.3% for the same period in 2019.

Net Income Attributable to Federated Hermes, Inc. Net income increased $12.9 million for the three-month period ended September 30, 2020 as compared to the same period in 2019, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended September 30, 2020 increased $0.13 as compared to the same period in 2019 primarily due to increased net income.

Net income increased $41.0 million for the nine-month period ended September 30, 2020 as compared to the same period in 2019, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the nine-month period ended September 30, 2020 increased $0.41 as compared to the same period in 2019 primarily due to increased net income.

Liquidity and Capital Resources

Liquid Assets. At September 30, 2020, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $457.5 million as compared to $359.1 million at December 31, 2019. The change in liquid assets is discussed below.

At September 30, 2020, Federated Hermes' liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and certain other countries subject to economic sanctions. Federated Hermes' experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $239 million in AUM) that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes' credit analysis process.

Cash Provided by Operating Activities. Net cash provided by operating activities totaled $243.5 million for the nine months ended September 30, 2020 as compared to $212.3 million for the same period in 2019. The increase of $31.2 million was primarily due to (1) an increase in cash received related to the $115.5 million increase in revenue previously discussed less $19.2 million in accrued performance fees discussed in the Financial Position section below and (2) a decrease of $12.6 million in cash paid for trading securities for the nine months ended September 30, 2020 as compared the same period in 2019. These increases were partially offset by (1) an increase of $27.7 million in cash paid for incentive compensation for the nine months ended September 30, 2020 as compared the same period in 2019, (2) an increase of $19.9 million in cash paid for taxes primarily due to higher taxable income for the nine months ended September 30, 2020 as compared to the same period in 2019 and (3) an increase in cash paid related to the $11.2 million increase in Distribution expense previously discussed.

Cash Used by Investing Activities. During the nine-month period ended September 30, 2020, net cash used by investing activities was $18.5 million, which primarily represented $19.1 million paid for purchases of Investments—Affiliates and Other and $8.6 million paid for property and equipment, partially offset by $6.4 million in cash received from redemptions of Investments—Affiliates and Other.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

Cash Used by Financing Activities. During the nine-month period ended September 30, 2020, net cash used by financing activities was $141.8 million due primarily to $110.0 million paid in connection with its debt obligations, $81.6 million or $0.81 per share paid in dividends to holders of its common shares and $53.1 million paid for treasury stock purchases. This was partially offset by $100.0 million borrowed from its revolving credit facility.

Borrowings. Federated Hermes' Credit Agreement consists of a $375 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of September 30, 2020, Federated Hermes has $285 million available to borrow under the Credit Agreement. See Note (12) to the Consolidated Financial Statements for additional information.

The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the nine months ended September 30, 2020. An interest coverage ratio of at least 4 to 1 is required and, as of September 30, 2020, Federated Hermes' interest coverage ratio was 173 to 1. A leverage ratio of no more than 3 to 1 is required and, as of September 30, 2020, Federated Hermes' leverage ratio was 0.2 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

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

On October 29, 2020, the board of directors declared a $1.27 per share dividend to shareholders of record as of November 6, 2020 to be paid on November 13, 2020. The dividend, which will be paid from Federated Hermes' existing cash balance, is considered an ordinary dividend for tax purposes and consists of a $0.27 quarterly dividend and a $1.00 special dividend. See Business Developments - Subsequent Event - Special Cash Dividend for more information on the estimated diluted earnings per share impact for the quarter ending December 31, 2020.

After evaluating Federated Hermes' projected liquid assets following the special dividend payment, expected continuing cash flow from operations, its borrowing capacity under the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs.

Financial Position

The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations. This discussion excludes certain material fluctuations primarily due to the HCL acquisition (see Note (4) to the Consolidated Financial Statements).
Investments—Consolidated Investment Companies at September 30, 2020 increased $6.6 million from December 31, 2019 primarily due to (1) an increase of $9.3 million due to the consolidation of a VIE and a VRE in the third quarter of 2020, (2) an increase of $9.6 million related to net purchases in existing consolidated products and (3) an increase of $3.7 million of market appreciation for existing consolidated products, partially offset by a $16.0 million decrease related to the deconsolidation of a VRE and the liquidation of a VIE during the first half of 2020.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Investments—Affiliates and Other at September 30, 2020 increased $16.3 million from December 31, 2019 primarily due to net purchases of $12.6 million and the deconsolidation of a VRE in the first half of 2020 which reclassified Federated Hermes' investment of $2.5 million into Investments—Affiliates and Other.
Receivables, net at September 30, 2020 included $19.2 million in accrued performance fees. Approximately $8 million of this will be paid to a third party in accordance with a revenue agreement and a corresponding liability is recorded in Accounts Payable and Accrued Expenses.

Accrued Compensation and Benefits at September 30, 2020 decreased $17.6 million from December 31, 2019 primarily due to the 2019 accrued annual incentive compensation being paid in the first quarter of 2020 ($107.0 million), partially offset by 2020 incentive compensation accruals recorded at September 30, 2020 ($88.7 million).
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
The continued uncertainty caused by Covid-19 resulted in management determining that an indicator of potential impairment existed as of March 31, June 30 and September 30, 2020 for certain indefinite-lived intangible assets totaling £150.3 million ($193.9 million as of September 30, 2020) acquired in connection with the 2018 Hermes acquisition. A discounted cash flow analysis resulted in no impairment as of March 31, 2020 and June 30, 2020 since the estimated fair value of these intangible assets exceeded the carrying value. An additional discounted cash flow analysis prepared as of September 30, 2020 resulted in the estimated fair value exceeding the carrying value by less than 5%. The key assumptions in the discounted cash flow analysis include revenue growth rates, pre-tax profit margins, the discount rate applied to the projected cash flows and the long-term growth rate. The risk of future impairment increases with a decrease in projected cash flows, a decrease in the long-term growth rate and/or an increase in the discount rate. As of September 30, 2020, an increase or decrease in the discount rate of 25 basis points would result in an inverse change of approximately 3% in estimated fair value. Similarly, an increase or decrease in the long-term growth rate of 25 basis points would result in a corresponding change of approximately 1% in estimated fair value. Indefinite-lived intangible assets will be reviewed for impairment by management as part of the fourth quarter annual impairment test. For additional information on risks related to Covid-19, see Part II, Item 1A. - Risk Factors.
Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, there were no material changes to Federated Hermes' exposures to market risk that would require an update to the disclosures provided in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2019.

Part I, Item 4. Controls and Procedures

(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes' President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated Hermes' disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. The scope of management's assessment of the effectiveness of its disclosure controls and procedures did not include the internal controls over financial reporting at MEPC Limited (MEPC), which was acquired effective January 1, 2020 and HGPE Capital Limited and Hermes GPE (collectively, HCL), which was acquired effective March 1, 2020. MEPC represented less than 1% of both Federated Hermes' total and net assets as of September 30, 2020. MEPC represented less than 1% of Federated Hermes' total revenue and net income for the three and nine months ended September 30, 2020. HCL represented approximately 2% of both Federated Hermes' total assets and net assets as of September 30, 2020. HCL represented approximately 3% and 2% of Federated Hermes' total revenue for the three and nine months ended September 30, 2020, respectively, and approximately 4% and 3% of Federated Hermes' total net income for the three and nine months ended September 30, 2020, respectively. These exclusions are consistent with the SEC Staff's guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting for one year following an acquisition. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated Hermes' disclosure controls and procedures were effective at September 30, 2020.

(b)There has been no change in Federated Hermes' internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, Federated Hermes' internal control over financial reporting.

Part II, Item 1. Legal Proceedings

Information regarding this Item is contained in Note (16) to the Consolidated Financial Statements.

Part II, Item 1A. Risk Factors

The following updates Federated Hermes' existing risk disclosure relating to Covid-19:
As previously disclosed in Item 1A-Risk Factors under the heading "Potential Adverse Effects of Unpredictable Events or Consequences" in Federated Hermes, Inc.'s Form 10-K for the fiscal year ended December 31, 2019, the outbreak of Covid-19 is an unprecedented event that has been, and continues to be, impossible to predict and may have a material adverse effect on Federated Hermes' business, results of operations, financial condition, cash flows and/or stock price. It has led to global economic uncertainty which has impacted financial markets negatively. The collective mitigation response to Covid-19 has resulted in a sharp contraction in many aspects of the U.S. and global economies, tightening liquidity, and increasing volatility and uncertainty in capital markets. The economic uncertainty and impact of Covid-19 may be short-term or may last for an extended period of time and result in a substantial economic downturn. Health crises caused by outbreaks, such as Covid-19, may exacerbate other pre-existing political, social and economic/market risks.
The overall impact of Covid-19 has negatively affected, and other epidemics and pandemics that may arise in the future could negatively affect, the worldwide economy, as well as the economies of individual countries, individual companies (including Federated Hermes, its products and service providers) and the market in general in significant, potentially material, and unforeseen ways. For example, market disruptions and other events relating to Covid-19 have caused, and can continue to cause, market volatility, illiquidity in the money market, fixed income or other markets, a decline in interest rates to near zero with the possibility of negative interest rates, a decline in the value of and/or returns on investments, a decline in the value of Federated Hermes' AUM, an increase in the risk of reduction, elimination or clawback of carried interest or performance fees, changes in asset mix, and increased Fee Waivers, which results in lower revenue and earnings for Federated Hermes. The market disruption and other events relating to Covid-19 also may cause impairment of intangible assets (including goodwill) or other assets, among other effects. If essential employees, or a significant number of employees, contract Covid-19 and are unable to perform their duties either at all or only in a significantly diminished capacity, the absence of these employees may adversely impact Federated Hermes' ability to continue to remain fully operational and/or to deliver Federated Hermes' investment products and services. Any scenario whereby Covid-19, and its resulting effects, persist for any significant period of time may adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition, cash flows and/or stock price. Federated continues to monitor the impact of Covid-19 on its business, operations, financial condition and cash flows.
A failure in, or disruption to, Federated Hermes' operational systems or infrastructure, including business continuity plans, could adversely affect operations, damage Federated Hermes' reputation and cause Federated Hermes AUM, revenue and earnings to decline. Remote working can stress business processes, such as due diligence of vendors, client onboarding and controls, as well as increase cybersecurity, privacy and digital communications risks. The failure to maintain an infrastructure commensurate with the size and scope of Federated Hermes' business, or the occurrence of a business outage or event outside of Federated Hermes' control (particularly in locations where Federated Hermes has offices), or if Federated Hermes fails to keep business continuity plans up-to-date or if such plans are improperly implemented or deployed during a disruption, Federated Hermes' ability to operate could be adversely impacted which may cause AUM, revenue and earnings to decline or impact Federated Hermes' ability to comply with regulatory obligations leading to reputational harm, regulatory fines and/or sanctions, and impact, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows.
Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes stock repurchases under Federated Hermes' share repurchase programs during the third quarter of 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July[2]	91,900	$19.73	75,000	2,951,755
August	275,000	25.38	275,000	2,676,755
September	500,000	22.46	500,000	2,176,755
Total	866,900	$23.10	850,000	2,176,755
1    In April 2020, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 3.5 million shares of Class B common stock. No other programs existed as of September 30, 2020. See Note (14) to the Consolidated Financial Statements for additional information on this program.
2    In July 2020, 16,900 shares of restricted stock with a weighted-average price of $3.00 per share were repurchased as employees forfeited restricted stock.

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

Federated Hermes, Inc.
(Registrant)

Date	October 30, 2020	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	October 30, 2020	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer