Form 10-K
period 2020-12-31
FEDERATED HERMES, INC.
filed 2021-02-26
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the Class B Common Stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $2.2 billion, based on the New York Stock Exchange closing price. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are affiliates within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B Common Stock outstanding on February 19, 2021, was 9,000 and 99,051,443, respectively.

Documents incorporated by reference:
Part III of this Form 10-K incorporates by reference certain information from the registrant's 2021 Information Statement.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-K constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries, including Hermes Fund Managers Limited (HFML) (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management's assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: the coronavirus, its impact and plans in response, asset flows, levels, values and mix; business mix; the level, timing, degree and impact of changes in interest rates or yields; fee rates and recognition; sources and levels of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses (Consideration Payable to Customers) and fee waivers for competitive reasons such as to maintain certain fund expense ratios, to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether and under what circumstances Fee Waivers may be implemented; whether and when revenue or expense is recognized; whether performance fees or carried interest will be earned or repaid or clawed-back; whether and when capital contributions may be made; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the timing of, and direct or contingent payment obligations. Costs, preliminary valuations, valuation adjustments and purchase price allocations relating to acquisitions; any cost savings resulting from acquisitions; payment obligations pursuant to employment or incentive arrangements; vesting rights and requirements; business and market expansion opportunities, including, anticipated, or acceleration of, global growth; interest and principal payments or expenses; taxes, tax rates, deferred tax assets and the impact of tax law changes; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes, product and market performance and Federated Hermes' performance indicators; investor preferences; product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; legal proceedings; the pace, timing, impact, effects and other consequences of Brexit, financial transaction taxes, and the transition away from the London Inter-Bank Offered Rate (LIBOR), as well as potential, proposed and final laws, regulations and other rules, the reexamination of recently promulgated regulations and rules, potential money market fund reforms and continuing regulatory oversight by United States (U.S.) and foreign regulators and other authorities; the attractiveness and resiliency of money market funds; the expected expiration of facilities intended as financial backstops; dedication of resources; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; compliance, and related legal, compliance and other professional services expenses; interest rate, concentration, market, currency and other risks; auditor independence matters; and various other items set forth under Item 1A - Risk Factors. Among other risks and uncertainties, market conditions may change significantly and impact Federated Hermes' business and results, including by changing Federated Hermes' asset flows, levels, and mix, and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes' success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated Hermes' products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes' risks and uncertainties also include liquidity and credit risks in Federated Hermes' money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors.

Part I
ITEM 1 – BUSINESS
General
Federated Hermes, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries, including Hermes Fund Managers Limited (HFML) beginning July 1, 2018 (collectively, Federated Hermes), was formerly known as Federated Investors, Inc. Effective January 31, 2020, Federated Investors, Inc.'s name was changed to Federated Hermes, Inc.
Federated Hermes is a leading provider of investment management products and related financial services. Federated Hermes has been in the investment management business since 1955 and is one of the largest investment managers in the United States (U.S.) with $619.4 billion in assets under management (AUM or managed assets) at December 31, 2020.
Federated Hermes operates in one operating segment, the investment management business. Federated Hermes sponsors, markets and provides investment-related services to various investment products, including sponsored investment companies and other funds (Federated Hermes Funds) and Separate Accounts (which include separately managed accounts (SMAs), institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. In addition, Federated Hermes markets and provides stewardship and real estate development services to various domestic and international companies. Federated Hermes' principal source of revenue is investment advisory fees earned by various domestic and/or foreign subsidiaries pursuant to investment advisory contracts and based primarily upon the AUM of the investment products and strategies. Domestic advisory subsidiaries are registered as investment advisors under the Investment Advisers Act of 1940 (Advisers Act), while foreign advisory subsidiaries are registered in the U.S. and/or with foreign regulators.
Federated Hermes provides investment advisory services to 163 Federated Hermes Funds as of December 31, 2020. Federated Hermes markets these funds to institutional customers and banks, broker/dealers and other financial intermediaries who use them to meet the needs of customers and/or clients (collectively, customers), including, among others, retail investors, corporations and retirement plans. The Federated Hermes Funds are domiciled in the U.S., as well as Ireland, the United Kingdom (UK), Luxembourg, Guernsey, Jersey, the Cayman Islands and Canada. Most of Federated Hermes' U.S.-domiciled funds are registered under the Investment Company Act of 1940 (1940 Act) and under other applicable federal laws. Each U.S.-domiciled registered fund enters into an advisory agreement that is subject to annual approval by the fund's board of directors or trustees, a majority of whom are not interested persons, as defined under the 1940 Act, of either the funds or Federated Hermes. In general, material amendments to such advisory agreements must be approved by a fund's shareholders. These advisory agreements are generally terminable upon 60 days' notice to the investment advisor. See Item 1A - Risk Factors under the caption Specific Risk Factors - Potential Adverse Effects of Termination or Failure to Renew Advisory Agreements for additional information on Federated Hermes' advisory agreements.
Of the 163 Federated Hermes Funds as of December 31, 2020, Federated Hermes' investment advisory subsidiaries managed 27 money market funds totaling $301.9 billion in AUM, 49 fixed-income funds with $53.6 billion in AUM, 43 equity funds with $54.3 billion in AUM, 39 alternative/private markets funds with $12.1 billion in AUM and five multi-asset funds with $3.7 billion in AUM.
As of December 31, 2020, Federated Hermes provided investment advisory services to $193.9 billion in Separate Account assets. These Separate Accounts represent assets of government entities, high-net-worth individuals, pension and other employee benefit plans, corporations, trusts, foundations, endowments, sub-advised funds and other accounts or products owned or sponsored by third parties. Fees for Separate Accounts are typically based on AUM pursuant to investment advisory agreements that are generally terminable upon notice to Federated Hermes (or, in certain cases, after a 30 day, 60 day or similar notice period).
Certain Federated Hermes Funds have adopted distribution plans that, subject to applicable law, provide for payment to Federated Hermes for distribution services. These distribution plans are implemented through distribution agreements between Federated Hermes and the Federated Hermes Funds. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to these agreements, a Federated Hermes subsidiary acts as underwriter for these funds and distributes shares of the funds primarily through unaffiliated broker/dealers. Each distribution plan and agreement is initially approved by the directors or trustees of the respective fund and is reviewed for approval by such directors or trustees annually as required under applicable law.

Federated Hermes also provides a broad range of services to support the operation and administration of the Federated Hermes Funds. These services, for which Federated Hermes receives fees pursuant to agreements with the Federated Hermes Funds, include administrative services and shareholder servicing.
On July 2, 2018, Federated Hermes completed, effective as of July 1, 2018, the acquisition of a controlling interest in HFML (HFML Acquisition). As a result of the HFML Acquisition, Federated Hermes provides stewardship services and environmental, social and governance (ESG) integrated investment strategies. Through the stewardship services, Federated Hermes offers customers a range of solutions for engagement, advocacy, active ownership and impact and delivers effective engagement with the companies in which its customers may invest. In 2020, to seek and enhance long-term performance for its customers and clients, Federated Hermes took further steps to integrate the proprietary insights from fundamental ESG factors and engagement research into nearly all of its investment strategies.
On March 5, 2020, Federated Hermes acquired, effective as of March 1, 2020, 100 percent ownership of HGPE Capital Limited for £15.9 million ($20.4 million) (HCL Acquisition). The principal activity of HGPE Capital Limited is that of a holding company for an infrastructure and private equity investment management business. As a result of the acquisition of HGPE Capital Limited, Federated Hermes gained control of Hermes GPE LLP (HGPE) (collectively with HGPE Capital Limited, HCL). The addition of London-based HCL provides the opportunity to further accelerate and broaden Federated Hermes' global growth.
Assets Under Management
Total AUM are composed of Federated Hermes Funds and Separate Accounts and represent the balance of AUM at a point in time. Total managed assets for the past two years were as follows:

	As of December 31,		2020 vs. 2019
dollars in millions	2020	2019
Equity	$91,788	$89,011	3%
Fixed-Income	84,277	69,023	22
Alternative / Private Markets[1]	19,084	18,102	5
Multi-Asset	3,948	4,199	(6)
Total Long-Term Assets	199,097	180,335	10
Money Market	420,333	395,539	6
Total Managed Assets	$619,430	$575,874	8%
1    The balance at December 31, 2019 includes $8.2 billion of fund assets managed by a previously non-consolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (3) to the Consolidated Financial Statements for additional information.
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

	Year Ended December 31,			2020 vs. 2019	2019 vs. 2018
dollars in millions	2020	2019	2018
Equity	$80,591	$81,212	$70,680	(1)%	15%
Fixed-Income	74,403	65,375	63,454	14	3
Alternative / Private Markets[1]	18,206	17,896	9,397	2	90
Multi-Asset	3,813	4,192	4,764	(9)	(12)
Total Long-Term Assets	177,013	168,675	148,295	5	14
Money Market	436,895	340,505	267,093	28	27
Total Average Managed Assets	$613,908	$509,180	$415,388	21%	23%
1    The average balance for the year ended December 31, 2019 and December 31, 2018 includes $8.2 billion and $4.1 billion, respectively, of average fund assets managed by a previously non-consolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (3) to the Consolidated Financial Statements for additional information.

Changes in Federated Hermes' average asset mix year-over-year across both asset classes and product/strategy types have a direct impact on Federated Hermes' operating income. Asset mix impacts Federated Hermes' total revenue due to the difference in the fee rates earned on each asset class and product/strategy type per invested dollar. Generally, advisory fees charged for services provided to equity and multi-asset products and strategies are higher than advisory fees charged to fixed-income and alternative/private markets products and strategies, which in turn are higher than advisory fees charged to money market products and strategies. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size or structure of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds.
Revenue
Federated Hermes' revenue from investment advisory, administrative and other service fees over the last three years were as follows:

	Year Ended December 31,			2020 vs. 2019	2019 vs. 2018
dollars in thousands	2020	2019	2018
Investment Advisory Fees, net	$1,011,467	$907,605	$773,418	11%	17%
Administrative Service Fees, net	318,152	245,887	199,269	29	23
Other Service Fees, net	118,649	173,402	162,990	(32)	6
Total Revenue	$1,448,268	$1,326,894	$1,135,677	9%	17%
Investment Products and Strategies
Federated Hermes offers a wide range of products and strategies, including money market, equity, fixed-income, alternative/private markets and multi-asset investments. Federated Hermes' offerings include products and strategies expected to be in demand under a variety of economic and market conditions. Federated Hermes has structured its investment process to meet the requirements of fiduciaries and others who use Federated Hermes' products and strategies to meet the needs of their customers. Fiduciaries typically have stringent demands regarding portfolio composition, risk and investment performance.
Federated Hermes, which began selling money market fund products to institutions in 1974, is one of the largest U.S. managers of money market assets, with $420.3 billion in AUM at December 31, 2020. Federated Hermes has developed expertise in managing cash for institutions, which typically have strict requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated Hermes also manages retail money market products that are typically distributed through broker/dealers. At December 31, 2020, Federated Hermes managed money market assets across a wide range of categories: government ($285.6 billion); prime ($124.8 billion); and municipal (or tax-exempt) ($9.9 billion).
Federated Hermes' equity assets totaled $91.8 billion at December 31, 2020 and are managed across a wide range of categories including: international/global ($35.0 billion); value and income ($26.5 billion); growth ($25.6 billion); and blended ($4.7 billion).
Federated Hermes' fixed-income assets totaled $84.3 billion at December 31, 2020 and are managed across a wide range of categories including: multisector ($48.7 billion); high-yield ($17.2 billion); U.S. corporate ($6.0 billion); municipal (or tax-exempt) ($5.7 billion); U.S. government ($4.2 billion); international/global ($1.6 billion); and mortgage-backed ($0.9 billion).
Federated Hermes' alternative/private markets and multi-asset investments totaled $19.1 billion and $3.9 billion, respectively, at December 31, 2020. Federated Hermes' alternative/private markets assets are managed across a wide range of categories including: real estate ($8.0 billion); infrastructure ($4.3 billion); private equity ($4.2 billion); other alternative ($2.4 billion) and bear market ($0.2 billion).
Investment products are generally managed by a team of portfolio managers supported by fundamental and quantitative research analysts. Federated Hermes' proprietary, independent investment research process is centered on the integration of several disciplines including: fundamental research and credit analysis; ESG integrated investment strategies; quantitative research models; style-consistent and disciplined portfolio construction and management; performance attribution; and trading.
See Note (5) to the Consolidated Financial Statements for information on revenue concentration risk.

Distribution Channels and Product Markets
Federated Hermes' distribution strategy is to provide investment management products and services to more than 11,000 institutions and intermediaries, including, among others, banks, broker/dealers, registered investment advisors, government entities, corporations, insurance companies, foundations and endowments. Federated Hermes uses its trained sales force of more than 228 representatives and managers backed by an experienced support staff to offer its products and strategies, add new customer relationships and strengthen and expand existing relationships.
Federated Hermes' investment products and strategies are offered and distributed in three markets. These markets and the relative percentage of managed assets at December 31, 2020 attributable to such markets are as follows: U.S. financial intermediary (63%); U.S. institutional (25%); and international (12%).
U.S. Financial Intermediary Federated Hermes offers and distributes its products and strategies in this market through a large, diversified group of over 7,500 national, regional and independent broker/dealers, banks and registered investment advisors. Financial intermediaries use Federated Hermes' products to meet the needs of their customers, who are often retail investors. Federated Hermes offers a full range of products to these customers, including mutual funds, Separate Accounts and private funds. As of December 31, 2020, managed assets in the U.S. financial intermediary market included $286.2 billion in money market assets, $55.9 billion in equity assets, $44.6 billion in fixed-income assets, $3.1 billion in multi-asset and $0.2 billion in alternative/private markets assets.
U.S. Institutional Federated Hermes offers and distributes its products and strategies to a wide variety of domestic institutional customers including, among others, government entities, not-for-profit entities, corporations, corporate and public pension funds, foundations, endowments and non-Federated Hermes investment companies or other funds. As of December 31, 2020, managed assets in the U.S. institutional market included $117.6 billion in money market assets, $33.3 billion in fixed-income assets, $3.8 billion in equity assets, $0.9 billion in multi-asset and $0.1 billion in alternative/private markets assets.
International Federated Hermes manages assets from non-U.S. institutional and financial intermediary customers through subsidiaries focused on gathering assets in Europe, the Middle East, Canada, Latin America and the Asia Pacific region. The 2018 HFML Acquisition and the 2020 HCL Acquisition expanded the distribution footprint of Federated Hermes outside of the U.S. As of December 31, 2020, managed assets in the international market included $32.2 billion in equity assets, $18.8 billion in alternative/private markets assets, $16.6 billion in money market assets and $6.4 billion in fixed-income assets.
Competition
As of December 31, 2020, Federated Hermes had $425.6 billion of Federated Hermes Fund AUM and $193.9 billion of Separate Account AUM. Of the Separate Account AUM, $20.4 billion related to SMAs.
The investment management business is highly competitive across all types of investment products and strategies, including mutual funds, exchange traded funds (ETFs), SMAs, institutional accounts, sub-advised funds and other managed products and strategies. Competition is particularly intense among mutual fund and ETF providers. According to the Investment Company Institute (ICI), at the end of 2020, there were over 7,600 open-end mutual funds and over 2,200 ETFs of varying sizes and investment objectives whose shares are currently being offered.
In addition to competition from other mutual fund managers, ETF providers and investment advisors, Federated Hermes competes with investment alternatives offered by insurance companies, commercial banks, broker/dealers, deposit brokers, other financial institutions and hedge funds.
Competition for sales of investment products and strategies is influenced by various factors, including investment performance, attainment of stated objectives, yields and total returns, fees and expenses, advertising and sales promotional efforts, investor confidence and preference, relationships with intermediaries and type and quality of services.
Regulatory Matters
Federated Hermes and its investment management business are subject to extensive regulation both within and outside the U.S. Federated Hermes and its products, such as the Federated Hermes Funds, and strategies are subject to: federal securities laws, principally the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (1934 Act), the 1940 Act and the Advisers Act; state laws regarding securities fraud and registration; regulations or other rules promulgated by various regulatory authorities, self-regulatory organizations or exchanges; and foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. See Item 1A - Risk Factors under the caption General Risk Factors - Regulatory and Legal Risks - Potential Adverse Effects of Changes in Laws, Regulations and Other Rules for additional information.

Current Regulatory Environment - Domestic
In 2020, the outbreak of a novel coronavirus (Covid-19) shifted the regulatory environment in the U.S. and globally, toward the adoption of measures intended to provide regulatory flexibility and market stabilization. See Item 1A - Risk Factors under the caption General Risk Factors - Other General Risks - Potential Adverse Effects of Unpredictable Events or Consequences (including Covid-19) for a discussion of the risks posed by Covid-19. The SEC (among other regulatory authorities, self-regulatory organizations or exchanges) is continuing to implement "physical distancing" requirements for its personnel, including continuing in a full telework posture with limited exceptions at least through March 28, 2021. The SEC has stated that it is focused on: (1) maintaining the continuity of its operations; (2) monitoring market functions and systemic risks; (3) providing prompt, targeted regulatory relief and guidance to issuers, investment advisors and other registrants impacted by Covid-19 to facilitate continuing operations, including in connection with the execution of their business continuity plans; and (4) maintaining enforcement and investor protection efforts, particularly with regard to the protection of critical market systems and what the SEC deems to be the most vulnerable investors. The SEC also has indicated that under its current operating posture, in addition to its Covid-19 focused efforts, it continues to advance rulemaking initiatives, conduct risk-based examinations, bring enforcement actions, and review and comment on issuer and fund filings.
As 2021 begins, the impact of Covid-19 on the regulatory environment in the U.S. and globally, remains uncertain. It is possible that the impact of Covid-19 could slowly decrease (but not completely dissipate) as 2021 progresses due to the planned distribution of vaccines, continued, but lessened, market intervention from the U.S. Federal Reserve Board (Fed), and the additional stimulus package passed by Congress in late December 2020 and potential for additional stimulus packages under the current President's administration. U.S. and global regulators also have begun to focus on the impact of Covid-19 on the markets, re-examine existing laws, rules and regulations, and promulgate new proposed and final laws, rules and regulations. Despite the uncertainty created by the temporary regulatory freeze imposed by the new administration and the potential for action by Congress under the Congressional Review Act as discussed below, regulatory activity is expected to increase in 2021. The regulatory actions to address Covid-19, any other laws and regulations that have or are expected to be re-examined, modified or reversed, or that become effective, and any new proposed laws, rule and regulations, continue to impact the investment management industry (collectively, both domestically and abroad, as applicable, Regulatory Developments).
As of February 1, 2021, the Fed's balance sheet remained just under $7.4 trillion. Facilities such as the Secondary Market Corporate Credit Facility (SMCCF), Commercial Paper Funding Facility (CPFF), Money Market Mutual Fund Liquidity Facility (MMLF) and Term Asset-Backed Securities Loan Facility (TALF) established by the Fed in March 2020 expired on December 31, 2020 or are currently set to expire on March 31, 2021 (unless extended). These facilities, among others, were established in order to address market inefficiencies and provide financial backstops totaling more than $2.3 trillion. As of January 31, 2021, the Federal Reserve Bank of New York had approximately $14.1 billion in loans outstanding under the SMCCF, which ceased purchasing eligible assets on December 31, 2020, approximately $3.4 billion in loans outstanding under the TALF, which ceased extending credit on December 31, 2020, and no loans outstanding under the CPFF. As of January 31, 2021, the Federal Reserve Bank of Boston had approximately $1.9 billion in loans outstanding under the MMLF. According to a report entitled "Experiences of US Money Market Funds During the Covid-19 Crisis" published by the ICI in November 2020 (ICI MMF Report), prime money market funds' use of the MMLF in 2020 (peaking at approximately $53 billion) was much less than a similar facility that was created and utilized during the financial crisis in 2008 (peaking at approximately $152 billion).
In March 2020, in response to disrupted economic activity as a result of Covid-19, the Federal Open Markets Committee within the Federal Reserve System (FOMC) also decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. The FOMC has indicated that the federal funds rate would likely stay at near zero at least through 2022. These low interest rates, and the possibility of negative interest rates, have caused the investment management industry to engage with the SEC (and other regulators globally) to discuss regulatory guidance permitting the implementation of reverse distribution mechanisms or share cancellation methodologies, reverse stock splits, and other tools to maintain the stability of money market fund NAVs in a negative rate environment. Any solution to the difficulties presented by a negative interest rate environment can require significant internal and external resources to implement necessary changes, including system programming, both for money market funds and their service providers or vendors (service providers).
Following its passage of stimulus packages (such as the $2 trillion Coronavirus Aid, Relief, and Economic Security Act, and $484 billion Paycheck Protection Program) in March and April 2020, on December 27, 2020, Congress approved the Consolidated Appropriations Act, 2021, which includes $900 billion in further Covid-19-related stimulus relief. The law, among other things, provides additional funds for testing, vaccines, distribution, medical care, and unemployment benefits, as well as money for schools, small businesses, hotels, restaurants, airlines and other industries.

U.S. and global regulators are focusing on the market conditions that existed in March 2020, and their impact on open-end funds, including institutional prime and municipal money market funds. The President's Working Group on Financial Markets (PWG) published a report on December 22, 2020 providing an "Overview of Recent Events and Potential Reform Options for Money Market Funds" (PWG Report). The PWG Report reviews the effects of Covid-19 on the short-term funding markets, including institutional prime and municipal (or tax-exempt) money market funds which participate in those markets, and outlines ten possible reforms. The potential reforms outlined in the PWG Report include: (1) removing the tie between the 30% weekly liquid asset threshold for money market fund liquidity and redemption gates and liquidity fees; (2) reforming the conditions for imposing redemption gates; (3) utilizing a minimum balance at risk mechanism for shareholder accounts; (4) requiring certain liquidity management changes, such as an additional weekly liquid asset threshold; (5) permitting weekly liquid asset requirements the flexibility to automatically decline in certain circumstances, such as when redemptions are large; (6) requiring a floating NAV for all prime and municipal (or tax-exempt) money market funds, including retail funds; (7) requiring swing pricing; (8) imposing capital buffer requirements; (9) requiring membership in a private liquidity exchange bank capitalized by the money market funds and their sponsors; and (10) establishing requirements for fund sponsor support to a money market fund. On December 23, 2020, the SEC's Division of Investment Management released a statement on the PWG Report requesting comments to assist the Staff in providing recommendations to the SEC. The Staff requested comment in regard to three specific areas: (1) potential stress points for funds and short-term funding markets; (2) measures that can enhance the resilience and function of short-term funding markets; and (3) measures that can reduce the likelihood of future official sector interventions.
Contrary to the focus placed by the PWG Report on money market funds as a cause of the market turmoil in March 2020, the ICI MMF Report supports the view that the Treasury securities markets, rather than money market funds, triggered the market turmoil. The ICI MMF Report rebukes suggestions that money market funds, particularly institutional prime money market funds, were a primary, if not the sole, cause of market distress in March 2020, noting that "[t]hese suggestions are inconsistent with the data and early press reports." The ICI MMF Report points to the fact that the market dislocations were widespread, including in markets in which institutional prime money market funds are not significant players, such as the U.S. Treasury bonds, longer-term U.S. agency securities, municipal securities, corporate bonds, and foreign exchange markets. The ICI MMF Report also studies institutional prime money market fund asset flows and spreads in the Treasury bond market, concluding "by March 11 these spreads had widened substantially, yet prime money market funds had seen virtually no outflows." The ICI MMF Report also notes that "press reports do not support the theory that money market funds were at the forefront of the market stress" and that "Treasury markets were in the news several days before any real mention of money market funds . . .."
As discussed above, one of the proposed reforms included in the PWG Report is to eliminate the requirement for a fund's board to consider imposing redemption gates and liquidity fees if weekly liquid assets drop below 30% of the fund's total assets. This is one of the requirements that was imposed under the SEC's structural, operational and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance). Compliance with the 2014 Money Fund Rules and Guidance was required on October 14, 2016. Management believes money market funds provide a more attractive investment opportunity than other products, such as insured deposit account alternatives. Management also believes that money market funds are resilient investment products that have proven their resiliency during Covid-19. While Federated Hermes believes that some regulations could be improved, such improvements should be measured and appropriate, preserving investors' ability to invest in all types of money market funds. Federated Hermes believes that regulators should look closely at the redemption gates and liquidity fee requirement from the 2014 Money Fund Rules and Guidance and supports efforts to reduce regulation, including the PWG's recommendation to eliminate the redemption gates and liquidity fee requirement. Federated Hermes also continues to support efforts to permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements imposed under the 2014 Money Fund Rules and Guidance for, institutional and municipal (or tax-exempt) money market funds. Legislation has been introduced in both the Senate and the House of Representatives in a continuing effort to get these revisions to money market fund reform regarding the use of amortized cost passed and signed into law.
With the pending transition of Presidential administrations, regulatory activity increased in the fourth quarter of 2020. The SEC issued three proposed rules and 17 final rules, five of which (relating to investment advisor advertising, valuation, derivatives, auditor independence and fund of funds) directly affect mutual funds and the investment management industry. The Department of Labor (DOL) also issued its new final fiduciary rule on December 15, 2020 (Final DOL Fiduciary Rule), its proxy voting and shareholder rights rule on December 11, 2020 (Final DOL Proxy Voting Rule) and its investment duty amendments on October 30, 2020 (Final DOL Investment Duty Amendments), each of which is discussed in more detail below.
With the transition of Presidential administrations, and new SEC leadership, it has been reported that certain regulations promulgated by the SEC in 2020 could be re-examined or reversed, such as the SEC's proxy advisor rule and Regulation Best Interest and the DOL's Final DOL Proxy Voting Rule and Final DOL Investment Duty Amendments. On January 20, 2021, the

new administration issued a number of regulatory directives freezing regulatory rulemaking, rescinding various executive orders concerning the regulatory process issued by the previous administration and establishing a framework for modernizing the review of regulatory actions. Among other things, for regulations that were not yet effective, the regulatory freeze asks covered agencies to consider postponing the regulations' effective dates for 60 days, rather than mandating a 60 day delay. It also is unclear whether independent federal agencies, such as the SEC, are subject to the regulatory freeze imposed by the current administration. Congress also could take action regarding regulations recently submitted to Congress under the Congressional Review Act. Under the Congressional Review Act, Congress has a period of time (generally 60 working days) to pass a joint resolution disapproving the regulation.
The SEC also has been adjusting the targeted, temporary Covid-19-related relief and assistance it provided to the investment management industry. For example, the SEC declined to extend certain previously-issued relief, such as the relief relating to the filing deadlines for public company reporting, investment company prospectus delivery, transmittal of annual and semi-annual shareholder reports, and Form N-CEN, Form N-PORT, Form ADV and FORM PF. The SEC extended until further notice, among certain other relief, the relief from the requirements to hold in-person board of directors/trustees meetings under the 1940 Act. In opening remarks at the November 5, 2020 Meeting of the Asset Management Advisory Committee (AMAC), representatives of the SEC urged the AMAC to recommend making permanent certain temporary Covid-19 relief granted to funds and investment advisors. In his statements to the AMAC, then SEC Chairman Clayton advocated for updated guidance to enable broader use of electronic delivery of disclosure documents and indicated support for related issues such as remote work, e-authorization and dematerialization of physical security certificates. SEC Commissioner Peirce expressed the desire that the recommendations of the AMAC concerning electronic delivery, remote work, e-authorization, and dematerialization will "lay the foundation for a more flexible, technology-based regulatory structure." Federated Hermes supports many of these recommended actions, particularly allowing for increased use of electronic delivery of disclosure documents. On January 5, 2021, among other Covid-19 relief updates posted on its website, the SEC also confirmed that the two no-action letters issued by the SEC to the ICI, providing no-action relief for affiliates to make certain purchases of debt securities from open-end investment companies that would otherwise be prohibited under Section 17(a) of, or Rule 17a-9 under, the 1940 Act, and its positions on issuers registered under Section 12 of the Exchange Act conducting virtual or hybrid annual shareholder meetings in light of Covid-19 through the internet or other electronic means in lieu of in-person meetings, remain in effect.
The proposed or adopted new rules and guidance issued by the SEC and DOL in the fourth quarter 2020, among other regulatory authorities, self-regulatory organizations or exchanges, impact U.S. investment management industry participants, including Federated Hermes. For example:
•On December 22, 2020, the SEC adopted amendments under the Advisers Act to its investment advisor advertising and cash solicitation rules. The amendments are intended to update and modernize the advertising and cash solicitation rules under the Advisers Act to recognize the increasing use of electronic media and mobile communications, and to seek to improve the quality of information available to investors. The amendments broaden the definition of "advertisement" to include both advertising and solicitation activities. They prohibit certain advertising practices, such as, among others, discussing potential benefits without providing a fair and balanced treatment of associated risks and presenting performance in a manner that is not fair and balanced. They also require certain disclosure, promoter agreement and compliance conditions to be met for an investment advisor to use testimonials and endorsements in advertisements, prohibit the use of third-party ratings in an advertisement, unless the investment advisor provides disclosures and satisfies certain criteria pertaining to the preparation of the rating, and impose various restrictions and conditions on the use of performance information. The amendments also address certain recordkeeping requirements. The SEC also intends to withdraw previously issued no-action letters that have been incorporated into the amendments. Subject to the uncertainty regarding the timing of new regulations discussed above, the amendments will be effective 60 days after publication in the Federal Register, and compliance will be required by the date that is 18 months after the effective date to give investment advisors a transition period to comply with the amendments. Federated Hermes is reviewing the amendments and their potential impact.
•On December 15, 2020, the DOL issued its Final DOL Fiduciary Rule, which provides a new prohibited transaction exemption for investment advice fiduciaries. The new prohibited transaction class exemption is based on an existing temporary policy adopted by the DOL after the United States Court of Appeals for the Fifth Circuit vacated the DOL's original 2016 fiduciary rule (Vacated DOL Fiduciary Rule) in March of 2018. The exemption allows investment advice fiduciaries to offer a wide array of investment advice services in compliance with the DOL's Impartial Conduct Standards, which include a best interest standard, a reasonable compensation standard and a requirement to make no materially misleading statements. The DOL has indicated that it intended the standard embodied in the exemption to align with standards of other regulators, including the SEC. The exemption notice also expresses the Department's views on when rollover advice could be considered fiduciary advice under the Employee Retirement Income Security Act (ERISA) and the

Internal Revenue Code. Subject to the uncertainty regarding the timing of new regulation discussed above, the Final DOL Fiduciary Rule provides that the exemption became effective on February 16, 2021.
•On December 11, 2020, the DOL issued its Final DOL Proxy Voting Rule. The final rule establishes a regulatory framework for private employee benefit plans' fiduciaries to follow when they exercise shareholder rights, including proxy voting, and select and monitor proxy advisory firms. Among other requirements, the Final DOL Proxy Voting Rule confirms that proxy voting decisions and other exercises of shareholder rights must be solely in the interest of, and for the exclusive purpose of, providing plan benefits to participants and beneficiaries considering the impact of any costs involved. Subject to the uncertainty regarding the timing of new regulation discussed above, the final rule provides that it became effective on January 15, 2021, applies to exercises of shareholder rights after that date, and includes delayed compliance dates to January 31, 2022, for certain recordkeeping and proxy voting policy requirements, subject to certain conditions being met. Federated Hermes is reviewing the final rule requirements with delayed compliance dates and their potential impact.
•On December 3, 2020, the SEC adopted a new rule, Rule 2a-5, under the 1940 Act that establishes an updated regulatory framework for fund valuation practices by establishing requirements for determining fair value in good faith for purposes of the 1940 Act. The rule expressly permits boards, subject to board oversight and certain other conditions, to designate certain parties, such as fund investment advisors, to perform the fair value determinations. The rule also defines when market quotations are "readily available" for purposes of the 1940 Act, the threshold for determining whether a fund must fair value a security. This definition contradicts common practices for cross-trades between affiliated funds under Rule 17a-7 under the 1940 Act, and the investment management industry is engaging with the SEC staff to clarify this definition and its interplay with Rule 17a-7. The SEC also adopted new recordkeeping requirements associated with fair value determinations. The SEC also is rescinding previously issued guidance on related issues, including the role of the board of directors in determining fair value and the accounting and auditing of fund investments. Subject to the uncertainty regarding the timing of new regulation discussed above, Rule 2a-5 and the new recordkeeping requirements provide that they become effective on March 8, 2021, and require compliance by August 8, 2022. A fund can voluntarily comply with the rules after the effective date, and in advance of the compliance date, under certain conditions. Federated Hermes is reviewing new Rule 2a-5 and the new recordkeeping requirements, and their potential impact.
•On November 12, 2020, President Trump signed Executive Order 13959, "Addressing the Threat from Securities Investments that Finance Communist Chinese Military Companies" (Executive Order), and signed an "Executive Order Amending Executive Order 13959 – Addressing the Threat from Securities Investments that Finance Communist Chinese Military Companies" on January 13, 2021 (collectively, the Executive Orders). Under the Executive Orders, beginning on January 11, 2021 at 9:30 a.m. EST, U.S. persons, which includes both individuals and entities, generally are prohibited from transacting in certain securities and derivatives of Communist China military companies (CCMCs), unless such transactions are for purposes of divestment and occur through November 11, 2021. The Treasury Department's Office of Foreign Asset Control has published guidance concerning the Executive Orders on several occasions, which guidance clarifies the requirements of the Executive Orders. The SEC staff issued a Risk Alert on the Executive Order on January 6, 2021. Federated Hermes is taking steps to comply with the Executive Orders, and related guidance, and is assessing their impact.
•On November 2, 2020, the SEC adopted a re-proposed Rule 18f-4 under the 1940 Act (the Derivatives Rule), to regulate the use of derivatives by mutual funds, closed-end funds, ETFs, and other investment companies, among other requirements. New Rule 18f-4 permits mutual funds (other than money market funds), ETFs, registered closed-end funds, and business development companies (BDCs) to enter into derivatives transactions and certain other transactions notwithstanding the restrictions under Section 18 of the 1940 Act, subject to certain conditions. The conditions include the adoption of a derivatives risk management program and compliance with certain limits on fund leverage risk, among others. The rule provides an exception from the derivatives risk management program and leverage risk limits provided that a fund adopts and implements written policies and procedures reasonably designed to manage its derivatives risks and the fund's derivatives exposure is limited to 10% of its net assets, excluding certain currency and interest rate hedging transactions. The rule also provides an exception from the leverage limits for leveraged or inverse funds currently in operation that seek an investment return above 200% of the return (or inverse of the return) of the fund's underlying index and that satisfy certain conditions. The rule permits a fund to enter into reverse repurchase agreements and similar financing transactions, as well as "unfunded commitments" to make certain loans or investments, subject to conditions tailored to these transactions. The rule permits funds, as well as money market funds, to invest in securities on a when-issued or forward-settling basis, or with a non-standard settlement cycle, subject to certain conditions. The rule also requires that a fund comply with certain recordkeeping requirements, including reporting confidentially to the SEC on a current basis on Form N-RN if the fund is out of compliance with the leverage limits for more than five business days.

Funds currently required to file reports on Form N-PORT and Form N-CEN will be required to provide certain information regarding the fund's derivatives use. The SEC also adopted amendments to Rule 6c-11 under the 1940 Act to permit leveraged or inverse ETFs to rely on Rule 6c-11 if they comply with all applicable provisions of Rule 18f-4. The SEC also is withdrawing certain previously issued guidance and no-action letters addressing how funds engage in certain trading practices in light of the restrictions in Section 18 of the 1940 Act and funds' use of derivatives and other transactions covered by Rule 18f-4. Subject to the uncertainty regarding the timing of new regulation discussed above, Rule 18f-4 provides that it became effective on February 19, 2021, and compliance will be required by August 19, 2022. Federated Hermes is reviewing new Rule 18f-4 and its potential impact.
•On October 30, 2020, the DOL issued its Final DOL Investment Duty Amendments. The DOL has indicated that these amendments update and clarify its investment duties regulation by providing regulatory guideposts for fiduciaries of private-sector retirement and other employee benefit plans in light of recent trends involving ESG investing. The amendments require plan fiduciaries to select investments and investment courses of action based on pecuniary factors – i.e., any factor that the responsible fiduciary prudently determines is expected to have a material effect on risk and/or return of an investment based on appropriate investment horizons consistent with the plan's investment objectives and funding policy. The rule became effective on January 12, 2021. Unless the Final DOL Investment Duty Amendments are delayed or designated to be reviewed, plans have until April 30, 2022, to make any changes to certain qualified default investment alternatives, where necessary to comply with the final rule. Federated Hermes is reviewing the amendments and their potential impact. In response to the Final DOL Investment Duty Amendments, on December 14, 2020, two bills were introduced into the House of Representatives that would require investment advisors and retirement plan fiduciaries to divulge how they incorporate ESG factors into investment decisions.
•On October 16, 2020, the SEC issued a final rule adopting amendments to Rule 2-01 of Regulation S-X that seek to focus the SEC's auditor independence rules on relationships and services that are more likely to jeopardize the objectivity and impartiality of auditors. The final amendments, among other things: (1) amend the definitions of "affiliate of the audit client" and "investment company complex" to address certain affiliate relationships, including entities under common control; (2) amend the auditor independence rule to add certain student loans and de minimis consumer loans to the categorical exclusions from independence-impairing lending relationships; (3) amend the auditor independence rules to replace the reference to "substantial stockholders" in the business relationships rule with the concept of "beneficial owners with significant influence" and (4) replace the transition provision in the auditor independence rules to introduce a transition framework to address inadvertent independence violations that only arise as a result of a merger or acquisition transaction. Subject to the uncertainty surrounding the timing of new regulation discussed above, the amendments provide for a June 9, 2021 effective date. Voluntary early compliance is permitted after December 11, 2020 provided that the final amendments are applied in their entirety from the date of early compliance.
•On October 7, 2020, the SEC adopted Rule 12d1-4 under the 1940 Act regarding fund of funds arrangements, simultaneously rescinding Rule 12d1-2 under the 1940 Act, which permits funds that primarily invest in funds within the same fund group to invest in unaffiliated funds and non-fund assets. Rule 12d1-4 will permit a registered investment company or BDC (referred to as "acquiring funds") to acquire the securities of any other registered investment company or BDC (referred to as "acquired funds") in excess of the limits in Section 12(d)(1) of the 1940 Act, subject to certain limits on control and voting of acquired fund shares by the acquiring fund, required evaluations and findings as to the lack of duplicative fees and certain other matters, and limits on complex structures. In addition, the rule will require funds that do not share the same investment advisor to enter into a fund of funds investment agreement memorializing the terms of the arrangement. This requirement and the evaluation and finding requirements replace a proposed requirement that would have prohibited an acquiring fund that acquires more than 3% of an acquired fund's outstanding shares from redeeming more than 3% of the acquired fund's total outstanding shares in any 30-day period. The SEC is also rescinding most exemptive orders granting relief from Sections 12(d)(1)(A), (B), (C) and (G) of the 1940 Act. The SEC also adopted related amendments to Rule 12d1-1 under the 1940 Act to allow funds that primarily invest in funds within the same fund group to continue to invest in unaffiliated money market funds, and amendments to Form N-CEN to require funds to report whether they relied on Rule 12d1-4 or the statutory exception in Section 12(d)(1)(G) of the 1940 Act during an applicable reporting period. Federated Hermes is evaluating the impact of the rule on its current fund structures. Subject to the uncertainty surrounding the timing of new regulation discussed above, the final rule provides that Rule 12d1-4 became effective on January 19, 2021, requires compliance with the amendments to Form N-CEN by March 20, 2022 and provides that the rescission of Rule 12d1-2 and the SEC's exemptive orders will be effective on January 19, 2022.
Investment management industry participants, such as Federated Hermes, also continued, and will continue, to monitor, plan for and implement certain changes in response to previously-issued, new, proposed or adopted rules and guidance. Other proposed and final rules and guidance included, among others: (1) final rules and amendments that permit registered closed-end funds and BDCs to use the registration, offering and communications reforms the SEC had previously adopted for operating companies under the 1933 Act; (2) further changes or guidance in response to the SEC's July 22, 2020 amendments to the rules governing proxy solicitations; (3) proposed extensive changes to shareholder report and other fund disclosure documents; and (4) a package of new rules (i.e., Regulation Best Interest), amendments and interpretations intended to enhance the quality of retail investors' relationships with broker/dealers and investment advisors and to enhance investor protections while preserving retail investor access and choice. On October 26, 2020, the SEC held a virtual roundtable where SEC and the Financial Industry Regulatory Authority (FINRA) staff discussed initial observations on Regulation Best Interest and Form CRS implementation. The SEC also has requested comment on Rule 35d-1 under the 1940 Act (Names Rule) to determine whether the Names Rule can be improved to help ensure that fund names inform and do not mislead investors.
It remains uncertain whether regulators will consider revisiting, or Congress will require regulators to reconsider, certain recent Regulatory Developments. It also remains unclear whether, or to what degree, investment advisors, broker/dealers or other intermediaries will roll-back, modify or continue changes made prior to the original Vacated DOL Fiduciary Rule, or make new or additional changes in light of the new Final DOL Fiduciary Rule, Final DOL Investment Duty Amendments, Final DOL Proxy Voting Rule, Regulation Best Interest, Form CRS, or SEC fiduciary duty interpretations.
Federated Hermes continues to analyze the potential impact of these Regulatory Developments on Federated Hermes' business, results of operations, financial condition and/or cash flows. Please refer to our prior public filings for more detailed discussions of these, and other, previously-issued proposed and final rules and guidance.
In addition to the above Regulatory Developments, the SEC staff continues to engage in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including investment advisors and investment management companies such as Federated Hermes' investment management subsidiaries and the Federated Hermes Funds. In addition to examinations of various mutual fund complexes, the SEC Division of Examinations (formerly the Office of Compliance, Inspections and Examinations) (DOE) conducted examinations that covered 15% of all SEC-registered investment advisors in 2020. The SEC Division of Enforcement also brought 715 enforcement actions in the SEC's 2020 fiscal year, with 492 of these actions being brought after the SEC instituted mandatory telework in mid-March 2020. It has been reported that the SEC's enforcement focus under the new administration could shift back to a more aggressive investor protection stance and to publicly-traded company matters (such as insider trading, issuer reporting, and accounting fraud), and toward enforcement of new regulations (such as Regulation Best Interest) and ESG disclosures, with a reinstitution of a "broken windows" enforcement philosophy under which enforcement actions are brought for minor violations. In addition to routine examinations, the SEC examinations have included certain sweep examinations involving various topics. Examples of sweep examinations conducted, or being conducted, by the SEC staff include, among others, money market fund liquidity, liquidity risk management, transition from the LIBOR, compliance with Regulations Best Interest and Form CRS, cybersecurity, best execution, and share class allocation, among others. In addition to its Covid-19 actions and guidance, the SEC staff also issued various guidance statements and risk alerts on a variety of compliance issues, including, among others, the Executive Order on Securities Investments that Finance Communist Chinese Military Companies, cyber-security, large trader obligations, investment advisor compliance, Covid-19-related risks and the transition from LIBOR.
At an industry conference on October 8 and 9, 2020, SEC DOE staff members indicated that DOE will likely assess the longer-term effects of Covid-19 in 2021 (including valuation issues), as well as issues related to conflicts of interest, fees and expenses, investment advisor compliance with fund prospectus ESG disclosure, and compliance with recently promulgated regulations. The DOE staff also will likely focus on controls surrounding the use of material non-public information, improper allocation of investment opportunities, code of ethics deficiencies, and liquidity events. The SEC DOE released on December 21, 2020 updated guidance concerning its planned examination program involving Regulation Best Interest in 2021. The SEC DOE indicated that, in 2021, exams will focus on firms' compliance with Regulation Best Interest's specific mandates, including the requirement of a "reasonable basis" for investment recommendations, and on "enhanced transaction testing" to assess broker/dealer policies and procedures. The examination priorities include: (1) continued evaluation of firm policies and procedures (including evaluating specific firm processes for Regulation Best Interest compliance and alterations to firm product offerings, including whether firms are recommending higher cost products when lower cost products are available); (2) evaluation of how firms have considered costs in making a recommendation, which can include what information is available to firm personnel to identify relevant costs, how any such information has been used and any documentation of the consideration of costs; (3) evaluation of the processes that firm personnel have used to make recommendations to new customers; (4) evaluation of the processes that firm personnel have used to recommend complex products, including what information was available and used to consider reasonably available investment alternatives; and (5) evaluation of the processes that firms have used to identify and address conflicts related to recommendations.

These investigations, examinations and actions have led, and can lead, to further regulation, guidance statements and scrutiny of the investment management industry. The degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
Regulation or potential regulation by regulators other than the SEC and DOL also continued, and can continue, to affect investment management industry participants, including Federated Hermes. For example, FINRA also has undertaken, and continues to undertake, examinations. In the fourth quarter 2020, FINRA began reviewing firms' systems and procedures for providing customers waivers and rebates available through rights of reinstatement on mutual fund purchases. Other FINRA examinations have included bank sweep program, zero commission and cyber-security sweep examinations. In its 2021 Report on FINRA's Examination and Risk Monitoring Program, FINRA identifies, among other areas of concern, anti-money laundering, outside business activities, private securities transactions, Regulation Best Interest and Form CRS compliance, misrepresentation relating to cash management accounts and digital assets, best execution and liquidity risk management controls as areas of focus and potential examination. Various state legislatures or regulators also have adopted or are beginning to adopt state-specific cyber-security and/or privacy requirements that can apply, to varying degrees, in addition to federal regulation.
The activities of the Financial Stability Oversight Council (FSOC) also continue to be monitored by the investment management industry, including Federated Hermes. In December 2019, FSOC changed its systemically important designation approach for non-bank financial companies from an entity-based approach to an activities-based approach under which an individual firm would only be so designated if it determined that efforts to address the financial stability risks of that firm's activities by its primary federal and state regulators have been insufficient. Since then, FSOC has been required first to focus on regulating activities that pose systemic risk, through actions by primary regulators. FSOC has focused on potential risks in the asset management industry, including money market funds, and other types of cash management vehicles (such as local government investment pools) that continue to use amortized cost or have a stable NAV but are not subject to the 2014 Money Fund Rules and Guidance. The FSOC also has recommended that the SEC and other financial regulators monitor developments concerning such short-term cash management vehicles for any financial stability risk implications (such as liquidity, redemption risks and leverage). As discussed above, the market volatility and liquidity stress on money market funds experienced as a result of Covid-19 in March 2020 has drawn the attention of U.S. and global regulators, including FSOC. In its 2020 Annual Report, FSOC noted that "[s]tresses on prime and tax-exempt [money market funds] revealed continued structural vulnerabilities that led to increased redemptions and, in turn, contributed to and increased the stress in short-term funding markets." It has been reported that, during her testimony prior to her confirmation by the Senate on January 25, 2021, Treasury Secretary Janet Yellen expressed comfort with the idea of looking at whether activities of asset managers represent a systemic risk rather than whether asset management firms pose systemic risk. It had previously been reported that some advocacy groups had been encouraging the Treasury Secretary to set a new direction for FSOC and exercise its powers to subject big financial firms to stricter oversight. While the Treasury Secretary's testimony is encouraging for the investment management industry, any possibility of FSOC reverting to its pre-December 2019 systemically important designation practices, and recommending new or heightened regulation for non-bank financial companies, which the Fed's Board of Governors (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds, increases the potential for further regulation of the investment management industry, including Federated Hermes and the Federated Hermes Funds.
As a candidate, the current President stated that he is open to the idea of a financial transactions tax (FTT) on securities transactions, an idea proposed by certain former Democratic candidates, including the current Vice President. Prior federal legislative attempts to enact an FTT would have imposed a 0.1% tax on stock, bond and derivative transactions, which would have applied to sales made in the U.S. or by U.S. persons, while initial securities issuances and short-term debt would have been exempt. A later proposal would have taxed stock trades at 0.5%, bond trades at 0.1%, and derivatives transactions at 0.005% coupled with an income tax credit for individuals with income of less than $50,000 ($75,000 for married couples), which was intended to offset the average burden of the tax for such individuals. Neither bill has progressed in Congress.
While ultimately left out of the New Jersey budget by New Jersey Governor Phil Murphy for 2021, on July 16, 2020, a bill was introduced into the New Jersey state legislature which sought to impose a $0.0025 tax per financial transaction on any person or entity that transacts more than 10,000 financial transactions through electronic infrastructure located in New Jersey during the year. It has been reported that the New Jersey Governor favors an FTT and could revive the concept in subsequent years. It also has been reported that certain New York lawmakers are in favor of, and considering, an FTT. The need to fund state budget deficits, particularly given the impact of Covid-19, is being cited as a renewed justification for enacting FTTs. On October 27, 2020, a bill was introduced into the U.S. House of Representatives that would have prohibited states from imposing FTTs on security industry participants. Management believes that an FTT, particularly if enacted with broad application, would be detrimental to Federated Hermes' business and could adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows.
The current regulatory environment has impacted, and will continue to impact, to various degrees, Federated Hermes' business, results of operations, financial condition and/or cash flows. For example, Regulatory Developments can result in shifts in product structures, as well as changes in asset flows and mix and customer relationships. It remains uncertain whether, and to what degree, investment advisors, broker/dealers or other intermediaries will roll-back, modify or continue changes made in response to the original Vacated Final DOL Fiduciary Rule given the new DOL Final Fiduciary Rule and other Regulatory Developments. If intermediaries continue to reduce the number of Federated Hermes Funds offered on their platforms, mutual fund-related sales and distribution fees earned by Federated Hermes can decrease. In that case, similar to other investment management industry participants, Federated Hermes could experience a further shift in asset mix and AUM, and a further impact on revenues and operating income. On the other hand, management continues to believe that Federated Hermes' business can be positively affected because separately managed account/wrap-fee strategies work well in level wrap-fee account structures and can provide transparency and potential tax advantages to clients, while Federated Hermes' experience with bank trust departments and fiduciary experience and resources presents an opportunity to add value for customers.
Federated Hermes has dedicated, and continues to dedicate, significant and additional internal and external resources to monitor, analyze and address regulatory responses to the impact from Covid-19 and Regulatory Developments generally, and their effect on Federated Hermes' business, results of operations, financial condition and/or cash flows. Additional internal and external resources have been, and will continue to be, devoted to technology, legal, compliance, operations and other efforts to address regulatory-related matters. These efforts included, and will continue to include, having conversations internally, and with intermediaries, customers, service providers, counsel and other advisors, regarding Regulatory Developments, and analyzing and/or affecting legislative, regulatory, product offering, development and structure adjustments, technology or information system development, reporting capabilities, business processes and other options, in an effort to comply, and/or to assist Federated Hermes' intermediaries and customers to comply, with new Regulatory Developments or minimize the potential impact of any adverse consequences stemming therefrom. As appropriate, Federated Hermes also participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated Hermes continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals and final rules issued by the SEC, to adopt, revise and/or implement policies and procedures, and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated Hermes also has devoted, and will continue to devote, resources to technology and system investment, business continuity, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated Hermes to, among other benefits, be in a better position to address Regulatory Developments. In connection with Covid-19, Federated Hermes has devoted internal and external resources to complying with the requirements of federal and state orders imposing work and travel restrictions, and the requirements under the Center for Disease Control and Prevention's (CDC) and state and local health departments' guidance, as well as enhanced disinfection and contamination procedures.
Federated Hermes is unable to fully assess at this time whether, or the degree to which, any continuing efforts or potential options being evaluated in connection with modified or new Regulatory Developments ultimately can be successful. The degree of impact of Regulatory Developments on Federated Hermes' business, results of operations, financial condition and/or cash flows can vary and is uncertain.
Management also is monitoring and assessing the potential impact of Covid-19 generally, and the impact of current low interest rate environment on money market fund and other fund asset flows, and related asset mixes, as well as the degree to which these factors impact Federated Hermes' prime and municipal (or tax-exempt) money market business and Federated Hermes' business, results of operations, financial condition and/or cash flows generally. Management is also monitoring the potential for additional regulatory scrutiny of money market funds, including prime and municipal (or tax-exempt) money market funds.
The Regulatory Developments discussed above, and related regulatory oversight, also impacted, and/or can impact, Federated Hermes' intermediaries, other customers and service providers, their preferences and their businesses. For example, these developments have caused, and/or can cause, certain product line-up, structure, pricing and product development changes, as well as money market, equity, fixed-income, alternative/private markets or multi-asset fund products to be less attractive to institutional and other investors, reductions in the number of Federated Hermes Funds offered by intermediaries, changes in the fees Federated Hermes, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, changes in work arrangements and facility-related expenses, and reductions in AUM, revenues and operating profits. In addition, these developments have caused, and/or can cause, changes in asset flows, levels and mix, as well as customer and service provider relationships.

Federated Hermes will continue to monitor regulatory actions in response to Covid-19 and other Regulatory Developments as necessary and can implement additional changes to its business and practices as it deems necessary or appropriate. Further analysis and planning, or additional refinements to Federated Hermes' product line and business practices, can be required in response to market, customer or new or modified Regulatory Developments, such as the new investment advisor advertising, valuation, derivatives, and fund of funds rules, Final DOL Fiduciary Rule, Final DOL Proxy Voting Rule, Final DOL Investment Duty Amendments, and other Regulatory Developments, or any additional regulation or guidance issued by the SEC, DOL or other regulatory authorities.
In addition to the impact on Federated Hermes' AUM, revenues, operating income and other aspects of Federated Hermes' business described above, on a cumulative basis, Federated Hermes' regulatory, product development and restructuring, and other efforts in response to the Regulatory Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and can continue to have, on a cumulative basis, a material impact on Federated Hermes' expenses and, in turn, financial performance.
As of December 31, 2020, given the current regulatory environment, Covid-19 and the possibility of future additional modified or delayed regulation or oversight, Federated Hermes is unable to fully assess the impact of regulatory actions in response to Covid-19 or other adopted or proposed regulations, and other Regulatory Developments, and Federated Hermes' efforts related thereto, on its business, results of operations, financial condition and/or cash flows. Modified or new Regulatory Developments in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have a material and adverse effect on Federated Hermes' business, results of operations, financial condition and/or cash flows. As of December 31, 2020, management also believes that any designation as a systemically important non-bank financial company, or any reforms ultimately put into effect by FSOC, would be detrimental to Federated Hermes' money market fund business and could materially and adversely affect Federated Hermes' business, results of operations, financial condition and/or cash flows.
Current Regulatory Environment - International
Similar to the U.S., in 2020, the outbreak of Covid-19 shifted the regulatory environment in the UK and European Union (EU) toward the adoption of measures intended to provide regulatory flexibility and market stabilization. While the impact of Covid-19 remains unclear as 2021 begins, regulators in the UK and EU are beginning to allow certain regulatory relief granted in 2020 to expire, while extending other relief, and continue to advance new and proposed consultations, directives, regulations and laws while generally remaining in a remote working environment. These Regulatory Developments continue to impact the investment management industry in the UK and EU.
In the UK, the transition period under the European Union Withdrawal Agreement Bill (Withdrawal Agreement Bill), which implemented the withdrawal agreement reached between the UK and the other 27 EU member states and set out the arrangements for the UK's withdrawal from the EU (Brexit), ended on December 31, 2020. On December 30, 2020, the EU–UK Trade and Cooperation Agreement (TCA) became effective. Among other things, the TCA provides for free trade for goods and limited mutual market access for services, creates certain border checkpoints, imposes visa requirements on UK nationals staying more than 90 days in the EU in a 180-day period, removes any role for the European Court of Justice in the UK, and eliminates the requirement for the UK to comply with EU data protection directives. The TCA also provides for cooperation between the UK and EU regarding a range of policy areas, as well as transitional provisions about EU access to UK fisheries, and UK participation in certain EU programs. As of January 2021, the Office for Budget Responsibility in the UK reports that the UK has approximately £25 billion to pay to the EU by 2057, with £18 billion to be paid in the next five years. In addition to the TCA, since the UK no longer participates in EU trade agreements with other countries, the UK has entered into approximately 60 trade agreements with other countries outside the EU as of January 1, 2021 and continues to negotiate trade agreements with other countries.
Significant political, economic, legal and regulatory uncertainty continues to exist regarding the impact of Brexit on a post-Brexit UK. See Item 1A - Risk Factors under the captions General Risk Factors - Economic and Market Risks - Potential Adverse Effects of a Decline or Disruption in the Economy or Markets and General Risk Factors - Regulatory and Legal Risks - Potential Adverse Effects of Changes in Laws, Regulations and Other Rules for further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated Hermes and its business. Brexit has affected, and will likely continue to affect, the requirements and/or timing of implementation of legislation and regulation applicable to doing business in the EU and UK, including the laws and regulations applicable to Federated Hermes, as well as to the sponsoring, management, operation and distribution of Federated Hermes' products and services, both within and outside the EU and UK. On November 9, 2020, the European Securities and Markets Authority (ESMA) issued a press release reminding financial institutions of the need to be ready for the expiration of the transition period of December 31, 2020, including the need to finalize authorizations and fully establish EU-based operations and appropriate risk management capacity commensurate to the magnitude, scope and complexity of their activities and risks generated in their EU operations. On October 1, 2020, ESMA issued an updated statement on the consequences of Brexit under the Benchmark Regulation, which indicates that EU supervised entities can continue to use third-country UK benchmarks until December 31, 2021 and that this transition period is also recognized in the UK.
While the TCA addresses the financial services industry, it does not provide for passporting rights nor address equivalence decisions. Passporting ended at the end of the transition period and firms now must rely on temporary permission regimes and comply with the local laws of each country. The UK Financial Conduct Authority (FCA) has implemented a temporary permissions regime that allows European Economic Area (EEA)-domiciled investment funds that market in the UK under a passport to continue temporarily marketing in the UK, and allows EEA-based firms currently passporting into the UK to continue new and existing regulated business within the scope of their current permissions in the UK for up to three years, while they seek full FCA authorization. The UK also has created a financial services contracts regime that allows, for a limited time, EEA-based firms not taking advantage of the temporary permissions regime in the UK to continue to service UK customers entered into prior to the end of the transition period in order for them to conduct an orderly exit from the UK. In addition to the UK, EU governments, such as, among others, France, the Netherlands, Italy and Germany also have adopted similar temporary permission regimes or other laws to permit UK products to be sold, and EU-UK financial transactions to continue, for a period of time in their countries. Pursuant to amendments implemented by the Withdraw of the United Kingdom from the European Union (Consequential Provisions) Bill 2020, a firm that is authorized in the UK and/or Gibraltar, which has previously passported into Ireland, will be deemed to be authorized for specific and limited purposes in Ireland for a 15 year period following the end of the transition period, subject to the fulfillment of certain conditions.
The FCA, ESMA and EU regulators previously signed memoranda of understandings (MoUs) covering cooperation and exchange of information that have come into effect at the end of the transition period (i.e., on December 31, 2020) and provide for some level of regulatory coordination until the new regime is agreed and in place. In a joint declaration dated December 24, 2020, the EU and UK committed to agreeing to a framework for regulatory cooperation and mutual equivalence by March 2021. UK regulators also are continuing with an "onshoring" process of amending EU legislation and regulatory requirements so that they work in the UK. In October 2020, the FCA, Bank of England (BoE) and other UK regulators granted firms until March 31, 2022 to comply with certain regulatory changes including, among others, certain reporting obligations and market abuse requirements.
Despite these developments, there remains a risk of regulatory divergence between the UK and the EU. For example, EU investment firms in EU Member States are required to comply with the Investment Firms Directive (IFD) and Investment Firms Regulation (IFR) by June 26, 2021. The IFD and IFR do not bind the UK and UK regulators are considering a new UK prudential regime for MiFID firms (IFPR), which has been included in the Financial Services Bill and is based on the IFD and IFR. On December 14, 2020, the FCA issued "Consultation Paper 20/24: A new UK prudential regime for MiFID investment firms," in which the FCA seeks comment on its proposed rules on the IFPR. The form of the final IFPR is not known and UK regulators are targeting an implementation date of January 1, 2022. Moreover, rather than adopt the EU Sustainable Finance Disclosure Regulation (SFDR), the UK announced on November 9, 2020 that it will introduce ESG disclosure rules aligning with the Task Force on Climate-related Financial Disclosures (TCFD), which makes the UK the first country to adopt that approach. On December 22, 2020, the Financial Stability Board (FSB) issued a statement encouraging the International Financial Reporting Standards Foundation and financial authorities to use the TCFD's recommendations as the basis for standards for climate-related financial disclosures. It also has been reported that an ESG Template for funds to explain their ESG features is expected to be proposed in 2021, to supplement the European Markets in Financial Instruments Directive (MiFID) Template, which is being revised to include ESG fields. The current post-Brexit regulatory environment (particularly the need to obtain full authorizations on a country-by-country basis) also creates a level of uncertainty regarding the ability and requirements to distribute products and provide management services between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds.
In March 2020, Her Majesty's Treasury (HM Treasury) released a consultation paper proposing an overseas fund regime which is targeted at Undertakings for the Collective Investment in Transferable Securities (UCITS) and will enable Federated Hermes' Irish UCITS funds to continue to be marketed in the UK after December 31, 2020 and the temporary permissions regime. HM Treasury proposes an equivalence regime which will determine countries which are equivalent to the UK and will work with the FCA to determine countries of equivalence. HM Treasury is using the Financial Services Bill 2019 - 2021 to introduce the Overseas Funds Regime (OFR) - an equivalence regime for overseas retail funds to be able to market to UK retail investors. HM Treasury has also proposed a separate regime for money market funds to be able to market to all investors, noting that the process will be different if the fund wants to market to retail or professional investors. These regimes will function similarly to the existing EU approach to equivalence. Federated Hermes has received permission from the FCA to allow certain Irish-domiciled UCITS funds and Luxembourg-based direct lending funds to continue to be marketed in the UK post-Brexit.
Despite negative deposit interest rates, euro-denominated European money market funds have successfully operated and provided investors with high quality diversified investments which continue to provide same day liquidity, first through the use of an approved share cancellation methodology and more recently through the use of accumulating share classes. Federated Hermes continues to work with the FCA and the Central Bank of Ireland (CBI) on appropriate permissions to operate in each jurisdiction, in a manner similar to euro-denominated money market funds, should official rates in U.S. dollars or British pound sterling become negative. Additionally, Federated Hermes continues to work with the CBI on appropriate permissions to operate its U.S. dollar money market funds in a manner similar to euro-denominated money market funds, should official rates in U.S. dollars become negative.
The activities of the International Organization of Securities Commissions (IOSCO) and FSB also continue to be monitored by the investment management industry, including Federated Hermes. Building on consultations and other reports published from 2015 through 2020 regarding methodologies for identifying non-bank, non-insurance company global systemically important financial institutions, recommendations to address structural vulnerabilities from asset management activities, and liquidity risk management, the FSB and IOSCO continued, and will continue, to assess, recommend and implement regulatory reforms affecting money market funds, liquidity risk management, derivatives, leverage, and other aspects of the investment management industry. On November 20, 2020, IOSCO published its final report providing a thematic review of the consistency in implementation of money market reforms across the nine largest money market fund jurisdictions. In this report, IOSCO concludes that these jurisdictions generally implemented money market fund reforms in line with 2012 IOSCO policy recommendations for money market funds, but that market conditions in March 2020 highlighted continuing vulnerabilities in certain types of money market funds and the need for further reform. Similar to the PWG in the U.S., IOSCO issued a paper on "Money Market Funds during the March-April Episode" (IOSCO Paper) in November 2020. The IOSCO Paper calls for further consideration of the functioning of money market funds, investor behavior and elements of the existing regulatory framework for money market funds which could have played a role in accelerating the outflow of assets from non-government money market funds in March 2020.
In its 2020 Annual Report regarding the "Implementation and Effects of the G20 Financial Regulatory Reforms", among other topics, the FSB reviewed the status of money market fund reforms across G20 jurisdictions, ongoing vulnerabilities from liquidity and leverage in asset management, and measures taken by financial regulators relating to funds (including money market funds) in response to Covid-19. The FSB also issued a report on its "Holistic Review of the March Market Turmoil" (FSB Review) on November 17, 2020, in which it specifically reviewed the impact of the markets in March 2021 on open-end funds, including money market funds. In its FSB Review, among other conclusions, the FSB concluded that redemptions from money market funds were "exacerbated by certain fund structures and regulations that could have created perceptions of first-mover advantage." Among other recommendations, the FSB Review calls for an examination of risk factors, including "liquidity risks, core functions and aspects of the structure or regulations in non-government [money market funds] which experienced large outflows and contributed to the stress in short-term funding markets." In a December 16, 2020 "Global Monitoring Report on Non-Bank Financial Intermediation" the FSB further examined the impact of Covid-19 on the markets and the role of non-bank financial intermediaries, including the importance of money market funds in this sector, particularly in the U.S. and UK. In this report, the FSB noted that U.S. regulations allow fund boards to impose redemption gates and liquidity fees if a money market fund's weekly liquid assets fall below 30% of the fund's total assets, and that a concern that redemptions could be limited or suspended might have led to additional outflows.
As a result of these IOSCO and FSB reports, similar to the SEC in the U.S., UK and EU regulators are expected to re-examine existing money market fund regulation in 2021. As discussed above, Federated Hermes believes that money market funds are resilient investment products that have proven their resiliency during Covid-19. Federated Hermes intends to engage with UK and EU (as well as U.S.) regulators in 2021, both individually and through industry groups, to shape any further money market fund reforms to avoid overly burdensome requirements or the erosion of benefits that money market funds can provide.
Since the beginning of the fourth quarter 2020, UK and EU regulators issued, proposed or adopted new consultations, directives, rules, laws and guidance that impact UK and EU investment management industry participants, including Federated Hermes. For example:
•On December 17, 2020, ESMA published its final guidelines under Article 25 of the Alternative Investment Fund Managers Directive (AIFMD) setting out common criteria to promote convergence in the way national competent authorities (NCAs) (1) assess how the use of leverage by alternative investment funds (AIFs) contributes to systemic risk in the financial system and (2) design, calibrate and implement leverage limits. The ESMA Guidelines follow recommendations by the European Systemic Risk Board (ESRB) published in April 2018 on how to address liquidity and leverage risk in investment funds. Federated Hermes is reviewing the final guidelines and assessing their impact.
•On December 17, 2020, the European Banking Authority (EBA) launched two consultations, one seeking comment on its new guidelines on remuneration policies, and a second seeking comment on its new guidelines on internal governance, under the IFD. The remuneration policy guidelines specify the remuneration provisions that certain investment firms should comply with, taking into account the proportionality principle, for their remuneration policies to ensure an alignment of the variable remuneration of identified staff with the risk profile of the investment firm and the assets it manages. These new guidelines also clarify how the remuneration framework applies on a consolidated basis to investment firms and others financial institutions that are subject to a specific remuneration framework, such as firms subject to the UCITS, the AIFMD or MiFID II. The governance guidelines specify the governance provisions that certain investment firms should comply with, taking into account the proportionality principle. These guidelines set forth a governance framework aimed at ensuring that investment firms have a clear organizational structure, effectively manage their risks and have adequate internal control mechanisms in place. Both consultation periods end on March 17, 2021. Federated Hermes is reviewing these consultations and will be monitoring developments.
•On December 16, 2020, ESMA published its 2020 update of the guidelines for money market fund stress tests under the Money Market Fund Regulation (MMFR). The updated guidelines provide specifications on the type of stress tests and their calibration to allow money market fund managers to have the information needed for reporting under the MMFR. The update takes into account the experience of money market funds in March 2020, particularly in relation to redemption scenarios. The updated 2020 guidelines will be required to be used for the first reporting period that is two months after publication of the translations of the updated guidelines. Federated Hermes has reviewed the updated guidelines and is taking steps to timely comply.
•On December 14, 2020, the FCA issued "Consultation Paper 20/24: A new UK prudential regime for MiFID investment firms" in which the FCA seeks comment on its proposed rules on the IFPR. The IFPR is a new prudential regime for UK firms authorized under MiFID II. This consultation represents the first consultation the FCA will issue on the IFPR. The consultation period ended on February 5, 2021. Federated Hermes reviewed this consultation and is monitoring developments.
•On November 17, 2020, the CBI published a "Dear CEO" letter building on its recent thematic inspections of compliance by Regulated Financial Service Providers with their obligations under the Fitness and Probity Regime. The Dear CEO letter sets out the key findings and observations from the CBI's inspections relating to board appointments, policies and procedures, due diligence, outsourcing, CBI engagement and the compliance function, together with the CBI's expectations. The Dear CEO letter is to be read in conjunction with an April 2019 letter from the CBI regarding fitness and probity, the CBI's Fitness and Probity Standards, and its associated fitness and probity guidance. The CBI expects firms to review the findings and observations and, if requested, report on them to the CBI. Federated Hermes is conducting the assessment called for in the Dear CEO Letter and the relevant Federated Hermes Fund boards will review the assessment as indicated by the CBI in the Dear CEO letter.
•On November 12, 2020, ESMA published a report regarding the preparedness of investment funds with significant exposures to corporate debt and real estate assets for potential future adverse liquidity conditions and valuation shocks. The report calls for priority areas for action, including: (1) ongoing supervision by national securities regulators of alignment of funds' strategies, liquidity profiles, and redemption policies; (2) ongoing supervision of liquidity risk assessment; (3) enhanced liquidity profile reporting requirements and alignment of UCITS liquidity reporting to the reporting requirements imposed on AIF managers (AIFMs); (4) the establishment of a legal framework to increase the availability and use of liquidity management tools by UCITS; and (5) supervision of fund valuation practices in stressed market conditions. Federated Hermes is reviewing this consultation and will be monitoring developments.
•On November 10, 2020, the CBI published a "Dear CEO" letter regarding its thematic review of compliance by MiFID authorized investment firms with MiFID best execution requirements for consumers. In the letter, the CBI identified significant shortcomings in best execution governance, including evidence of board or committee oversight and challenge, clear decision-making processes, limited assurance testing, and a lack of independent reviews of the best execution process. The CBI is requiring firms to review their best execution processes and frameworks and discuss them at their next Board meetings. Federated Hermes is conducting the review called for in the Dear CEO Letter and the review will be discussed with the relevant Federated Hermes Fund boards.

•On November 9, 2020, ESMA began a "Consultation on guidelines on marketing communications under the regulation on facilitating cross-border distribution of collective investment undertakings" setting forth guidelines specifying the requirements for marketing communication sent to investors to promote UCITS and AIFs. The guidelines require marketing materials to be identifiable as marketing material, describe the risks and rewards of purchasing units or shares of an AIF or units of a UCITS in an equally prominent manner, and contain information which is fair, clear and not misleading. The guidelines also take into account the online aspects of marketing communications. The consultation period ended on February 8, 2021 and ESMA intends to issue final guidelines by August 2, 2021. Federated Hermes has reviewed this consultation and is monitoring developments.
•On October 22, 2020, the European Commission issued a "Public consultation on the review of the alternative investment fund managers directive (AIFMD)" in which the Commission seeks to examine how to strengthen the rules and complete the internal market for AIFs. The Commission might also consider adjustments to the rules on UCITS. The consultation period ended on January 29, 2021. Federated Hermes is working with industry organizations and key Member State regulators to provide meaningful input to the European Commission as matters under review are assessed.
•On October 20, 2020, the CBI issued a "Dear CEO" letter to all Irish management companies expressing the CBI's concerns with the implementation of CP86, which is a set of rules and guidance issued by the CBI related to the governance and effectiveness of Irish management companies, including self-managed funds. Among other matters, it expects that Irish management companies should have a minimum of three local staff members suitably qualified and of appropriate seniority to fulfil the role. The letter also expresses the CBI's concerns regarding (1) how some designated persons discharge their role, (2) delegation of oversight, (3) risk management frameworks, (4) board approval of new funds and (5) fund governance. In the letter, the CBI announced that it has commenced supervisory engagement with Irish management companies where specific concerns have been identified. The CBI also announced in the letter that all Irish management companies are required to critically assess their day to day operational, resourcing and governance arrangements against all relevant rules and guidance, taking into account the findings of the review, and to implement a timely plan for making the necessary changes to ensure full and effective embedding of all aspects of the CBI's Fund Management Companies – Guidance, dated December 2016. Federated Hermes is conducting the assessment called for in the Dear CEO Letter and the relevant Federated Hermes Fund boards will review the assessment as indicated by the CBI in the Dear CEO letter.
Investment management industry participants, such as Federated Hermes, also continued and will continue, to monitor, plan for and implement certain changes in response to previously issued new proposed or adopted rules and guidance. These proposed and final rules and guidance, included: (1) the application of level 2 requirements for the SFDR, which have been postponed until further notice; (2) attempts to "synergize" EU legislation (in particular the Non-Financial Reporting Directive (NFRD), the Taxonomy Regulation, and the SFDR) to enhance sustainability as advocated by ESMA's Securities and Markets Stakeholder Group (SMSG) in its advice published September 14, 2020; (3) general trends in FCA regulatory oversight regarding LIBOR, performance reporting, disclosure, and liquidity management for open-ended funds, as published in the FCA's 2019/2020 Annual Report; and (4) broad or structural regulatory changes to the EU investment management model, as outlined in ESMA's AIFMD Letter published August 19, 2020. ESMA's AIFMD Letter recommends changes in the manner in which EU-based AIFs and UCITS funds are managed, with recommendations for increased portfolio management substance within the EU and enhanced restrictions on delegation and the use of group company secondment arrangements. The European Commission issued a related consultation in October 2020. ESMA's AIFMD Letter and this consultation will likely result in a formal rule making proposal. The potential drafting and adoption of a European Commission rule proposal based on the ESMA AIFMD Letter could have a material impact on Federated Hermes' current operating model, and non-U.S. business, results of operations, financial condition and/or cash flows. Federated Hermes continues to evaluate ESMA's recommendations and the potential impact.
In addition, EU regulators have previously issued or proposed directives, rules and laws regarding sustainable finance. For example, the European Parliament passed on November 27, 2019 the Sustainability-Related Disclosures Regulation or Sustainable Finance Disclosure Regulation, which requires certain website, prospectus and annual report disclosures and implements a product classification system. The European Parliament and Council of the EU on December 18, 2019 agreed upon the Taxonomy Regulation, which is aimed at establishing a framework to facilitate sustainable investment, including when Member States establish measures (e.g., labels or standards) setting requirements regarding financial products or corporate bonds presented as "environmentally sustainable." The Taxonomy Regulation will need to be complied with beginning December 31, 2021. Building on those directives, rules and laws, on December 16, 2020, the Luxembourg financial services regulator announced the implementation of a fast-track approval system for updating funds' prospectuses to incorporate sustainability disclosures, which is among the general principles of the EU's SFDR that come into effect March 10, 2021. SFDR level 2 RTS will not be implemented on March 10, 2021 as originally intended but will be applicable "at a later stage"

according to the European Commission. Industry observers have stated that the RTS will likely be implemented closer to January 1, 2022, which is the date that the Taxonomy Regulation goes into effect. On December 3, 2020, three Commission Delegated Regulations Supplementing the Benchmarks Regulation (BMR) on sustainable financial issues were published in the EU Official Journal and became effective on December 23, 2020. These supplemental regulations set out (1) sustainability criteria in order for a benchmark to qualify as an EU Climate Transition Benchmark or EU Paris-aligned Benchmark, and (2) ESG requirements for benchmarks provided in accordance with the BMR. On November 23, 2020, Richard Monks, FCA Director of Strategy, delivered a speech on sustainable investments in which he discussed a number of initiatives intended to address identified concerns, including domestic and international work on issuers' disclosures and ongoing work on implementation of EU regulations. On November 12, 2020, UK Finance published a white paper on sustainable finance. The white paper sets out a principles-based framework for the measurement and reporting of multi-year commitments to sustainable finance and gives greater definition to ESG reporting. On November 5, 2020 ESMA published a consultation setting out draft advice to the European Commission on Article 8 of the Taxonomy Regulation specifying the content, methodology and presentation of the key performance indicators for sustainable activities that non-financial undertakings and asset managers are required to disclose. The consultation period ended on December 4, 2020.
In addition to the above Regulatory Developments, the FCA, CBI and other global regulators, continue to monitor by examining various reports, financial statements and annual reports and conducting regular review meetings and on-site inspections. They also continue to take enforcement action when determined necessary. Examples of recent reviews include reviews regarding closet index fund managers, CP86 compliance, fitness and probity, best execution, client asset arrangements, and operational resilience. It has been reported that FCA enforcement priorities for 2021 will include financial crime, market abuse, non-financial misconduct and alternative investment managers.
Federated Hermes continues to analyze the potential impact of these Regulatory Developments on Federated Hermes' business, results of operations, financial condition and/or cash flows. Please refer to our prior public filings for more detailed discussions of these, and other, previously proposed and final rules and guidance.
An EU FTT also continues to be discussed although it remains unclear if or when an agreement will be reached regarding its adoption. Since the European Commission first proposed an EU FTT in 2011, proponents of the FTT have sought the widest possible application of the FTT with low tax rates. In December 2019, Germany proposed a draft directive that would impose a 0.2% tax on purchases of shares of large companies worth more than €1 billion, which would cover over 500 companies. Initial public offerings (IPOs) would be excluded, and each Member State would be free to tax equity funds and similar products for private pensions. Under the German proposal, the five countries with the highest incomes would share a small part of their revenues with the other countries, so that each participating country would receive at least €20 million of FTT revenue. Germany expressed a commitment to introducing an FTT at the EU-level and had Presidency of the EU Council from July 1, 2020 to December 31, 2020. It also has been reported that European Parliament and the EU Council entered into an agreement regarding the EU budget on November 10, 2020 that confirmed it could be possible to proceed with an EU FTT. Germany's Presidency of the EU Counsel ended on December 31, 2020, however, with no formal action having been taken on the EU FTT. An EU FTT does not appear to be a priority for Portugal's six-month Presidency of the EU Council, which began on January 1, 2021. It has been reported that the key sticking point currently among participating Member States regarding an EU FTT on securities transactions is the mechanism and formula used to distribute the funds raised between the Member States. As attention turns to a post-Covid-19 economy and as the EU looks to fund their budgets and the Covid-19-related measures it has adopted, an EU FTT on securities transactions, or even bank account transactions, remains a potential additional source of revenue. The exact time needed to reach a final agreement on an EU FTT, implement any agreement and enact legislation is not known at this time. Certain individual EU Member States, such as Italy, France and Spain, have implemented FTTs at the Member State-level, with Spain's 0.2% FTT on certain securities transactions, effective on January 16, 2021, being the latest. The weakening economy in Europe can increase the risk that additional jurisdictions propose to implement FTTs. The Labour Party in the UK has also separately proposed a UK FTT, but it was not advanced in 2020. Covid-19 also could delay agreement on, and the implementation of, an FTT in the EU, UK or other European countries.
Notwithstanding the impact of Covid-19, global securities regulators are urging the adoption of new risk free reference rates as alternatives to LIBOR. Separate working groups have been formed in the UK, the U.S., the EU, and other jurisdictions (e.g., Japan and Switzerland) to recommend an alternative to LIBOR for their respective markets. The FCA, the BoE and the Prudential Regulation Authority continue efforts started in September 2018 regarding the transition from LIBOR to the Sterling Overnight Index Average (SONIA) by the end of 2021. On November 30, 2020, Intercontinental Exchange, Inc. (ICE) announced that the ICE Benchmark Administration Limited (IBA), a wholly-owned subsidiary of ICE and the administrator of LIBOR, will consult in early December 2020 on its intention to (1) cease the publication of the one-week and two-month USD LIBOR after December 31, 2021, and (2) cease the publication of all other tenors of USD LIBOR after June 30, 2023. This follows the announcement on November 18, 2020, that the IBA would consult on its intention to cease the publication of all tenors of GBP, EUR, CHF and JPY LIBOR after December 31, 2021. On December 4, 2020, IBA published its consultation on its intention to cease the publication of LIBOR settings. The consultation period closed on January 25, 2021. It has been reported that IBA intends to share the results of the consultation with the FCA and to publish a feedback statement summarizing responses from the consultation shortly thereafter. The consultation is not an announcement that IBA will cease or continue the provision of any LIBOR settings after December 31, 2021 or June 30, 2023. The deadline for transitioning away from USD LIBOR has been extended to June 30, 2023. IBA has noted that any publication of the overnight and 1, 3, 6 and 12 month USD LIBOR settings based on panel bank submissions beyond December 31, 2021 will need to comply with applicable regulations, including as to representativeness, and that, based on current information from panel banks, IBA anticipates there being a representative panel for the continuation of these USD LIBOR settings through June 30, 2023. The Working Group on Sterling Risk-Free Reference Rates (RFRWG), FCA and BoE also will continue to assess the evolving impact of Covid-19 on firms' LIBOR transition efforts and provide further updates in due course.
Regulators in the U.S. and other countries are also working on the transition from LIBOR. For example, the SEC and other regulators in the U.S. are undertaking efforts to identify risks and prepare for the transition from LIBOR to the Secured Overnight Financing Rate (SOFR) by the end of 2021. The SOFR was selected as the preferred LIBOR replacement in the U.S. by the Alternative Reference Rates Committee (ARRC) at the Federal Reserve Bank of New York. Despite the extension of the USD LIBOR transition deadline to June 30, 2023, U.S. regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021. The Governors have indicated that "[n]ew contracts entered into before December 31, 2021 should either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR's discontinuation." On October 23, 2020, the International Swaps and Derivatives Association (ISDA) published its ISDA 2020 IBOR Fallbacks Protocol, which enables parties to protocol covered documents to amend the terms of each such protocol covered document to (1) regarding a protocol covered document which incorporates, or references, a rate as defined in a Covered ISDA Definitions Booklet, include in the terms of such protocol covered document either the terms of, or a particular defined term included in, the Supplement to the 2006 ISDA Definitions, and (2) in respect of a protocol covered document which otherwise references a relevant interbank lending rate (IBOR), include in the terms of such protocol covered document new fallbacks for that relevant IBOR. This protocol was effective January 25, 2021.
The phase-out of LIBOR can cause the renegotiation or re-pricing of certain credit facilities, derivatives or other financial transactions to which investment management industry participants, including Federated Hermes and its products, customers or service providers, are parties, alter the accounting treatment of certain instruments or transactions, or have other unintended consequences, which, among other effects, could require additional internal and external resources, and can increase operating expenses. Federated Hermes continues to assess the impact that the transition from LIBOR will have on Federated Hermes and Federated Hermes' products and strategies, customers and service providers.
While Brexit has not had a significant impact on Federated Hermes' business as of December 31, 2020, given the post-Brexit regulatory environment and potential impact of Covid-19, Federated Hermes remains unable to fully assess the degree that any potential Brexit impact and resulting changes could have on Federated Hermes' business, results of operations, financial condition and/or cash flows. The HFML Acquisition, the HCL Acquisition and HFML's acquisition of MEPC Limited effective as of January 1, 2020 (MEPC Acquisition), each increased the potential Brexit impact to Federated Hermes. Management also believes that a UK FTT or EU FTT, particularly if enacted with broad application, would be detrimental to Federated Hermes' business and could adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows.
Management continues to monitor and evaluate the impact of Regulatory Developments (including potential new money market fund reforms) on Federated Hermes' business, results of operations, financial condition and/or cash flows. Regulatory changes stemming from Brexit, money market fund reform, a EU or UK FTT, or FCA, FSB, CBI, ESMA, IOSCO or other initiatives or Regulatory Developments, as well as the potential political and economic uncertainty surrounding Brexit and Covid-19, also can adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows. Similar to its efforts in the U.S., Federated Hermes has dedicated, and continues to dedicate, significant internal and external resources to analyze and address European reforms that impact Federated Hermes' investment management and stewardship business.
European Regulatory Developments, and Federated Hermes' efforts relating thereto, have had, and can continue to have, an impact on Federated Hermes' expenses and, in turn, financial performance. As of December 31, 2020, Federated Hermes is unable to conclusively assess the potential impact that an FTT or other Regulatory Developments can have on its business, results of operations, financial condition and/or cash flows. Federated Hermes also is unable to conclusively assess at this time whether, or the degree to which, Federated Hermes, any of its investment management subsidiaries or any of the Federated

Hermes Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution. The HFML Acquisition, HCL Acquisition and MEPC Acquisition each increased the potential impact that the above matters can have on Federated Hermes' business, results of operations, financial condition and/or cash flows.
Human Capital Resource Management
At December 31, 2020, Federated Hermes had 1,986 employees, with 1,227 employees in Pittsburgh, Pennsylvania and surrounding areas, 499 employees in London, England, 60 employees in New York, New York, 28 employees in Boston, Massachusetts, 139 employees in other U.S. locations and 33 employees in other locations outside the U.S.
The investment management business is highly competitive and experienced professionals have significant career mobility. Like other companies, Federated Hermes experiences employee turnover which is tracked at various levels within the company and conducts exit interviews with departing employees. Federated Hermes' ability to attract, retain and properly motivate highly qualified professionals across the company is a critical factor in maintaining its competitive position within the investment management industry and ensuring Federated Hermes the opportunity for future success.
Federated Hermes' compensation programs across the company are designed to attract, retain and incentivize talented and qualified individuals. Federated Hermes endeavors to reward individual contribution, as demonstrated by the delivery of long-term sustainable results. Federated Hermes' compensation programs are also designed to align the interests of its officers and employees with its business strategy, values and objectives, including the interests of its clients, shareholders and stakeholders, while affording the business the opportunity to grow.
For employees managed out of the U.S., Federated Hermes' compensation programs are comprised of competitive levels of cash compensation together with equity and other components for certain positions. Compensation is structured in the form of salary, which is competitively evaluated annually; bonus; and, where appropriate, long term incentives.
For employees managed out of the UK, compensation is based on fixed and variable compensation. Fixed compensation can include base salary, a retirement plan and other corporate benefits, and is designed to provide competitive fixed compensation at a level that reflects market-compensation. Variable compensation is discretionary based on, among other factors, an employee's performance and behavior, as well as team and overall company performance.
Across Federated Hermes, the mix of overall salary, bonus and long-term incentives varies by division, position and employee.
Across Federated Hermes, national and industry-specific compensation surveys are utilized to monitor competitive pay levels. Compensation across the company is generally administered in four employee categories: Sales, Investment Management, Administration and Executive. The employee category and seniority of position generally drives the mix of fixed versus variable compensation, bonus structure/opportunity and long-term incentive structure/opportunity. Across the company (unless otherwise noted below):
•The pay mix for Sales employees is more heavily weighted in variable compensation based on quantitative and qualitative sales metrics. Depending upon the position, U.S. Sales employees are also eligible to receive cash-based long-term incentive awards annually which generally vest after three years, and, for certain levels of Sales employees, annual bonus restricted stock awards and periodic restricted stock awards.
•The pay mix for Investment Management employees is more heavily weighted in variable compensation in the form of discretionary bonuses and, among other factors deemed relevant, takes into account investment product performance from one- through five-year periods. For employees managed out of the U.S., all or a portion of any annual performance bonus can be paid in cash or a combination of cash and annual bonus restricted stock. U.S. Investment Management employees are also eligible for periodic restricted stock awards.
•Administrative employees have a pay mix more heavily weighted in fixed pay and are eligible for annual discretionary cash bonuses. U.S. management employees are eligible for periodic restricted stock awards and senior management employees are also eligible for annual bonus restricted stock awards.
•The components of Federated Hermes' executive compensation programs are designed to be competitive within the investment management industry. Federated Hermes' executive compensation programs are designed to reward outcomes related to a variety of factors including Federated Hermes' financial, investment, sales and customer service performance as measured against other similar companies within the investment management industry. Please refer to the Compensation

Discussion and Analysis section of Federated Hermes' Information Statement for additional information regarding executive compensation.
Federated Hermes' Stock Incentive Plan is designed to support its retention and attraction objectives. Under this program, executive officers and certain employees in the U.S. are eligible to receive periodic restricted stock awards that vest over a ten-year period. The restrictions on the vested portion of an award typically lapse on the award's fifth- and tenth-year anniversaries. Additionally, for certain groups of U.S. employees, a portion of their bonus awards are paid in the form of annual bonus restricted stock with a three-year ratable vesting schedule with restrictions lapsing on each vesting date.
For all employees managed out of the UK, discretionary bonus awards above a certain threshold are subject to deferral. Under the deferred bonus scheme, a portion of the bonus is deferred, notionally tracks the performance of certain Federated Hermes Funds and vests over three years. Employees can also receive awards under a long-term incentive plan (LTIP) that offers certain employees the chance to acquire beneficial ownership of ordinary shares in HFML. These shares normally vest over a five-year period. The Private Equity and Infrastructure businesses of Federated Hermes also operate carried interest and share of performance fee programs typical to such asset classes.
For 2020, Federated Hermes' total compensation expense was $503.4 million and included salary, bonus and stock-based compensation expense.
Federated Hermes' benefit offerings across the company are designed to equip Federated Hermes employees with resources and services to help them stay healthy, develop their careers, meet their financial goals, and balance the demands of work and personal life, as well as to further employee engagement and retention. Along with the traditional health and welfare benefits, such as medical, dental, disability, paid time off and retirement, the company also offers flexible work arrangements, education assistance, paid parental leave, paid volunteer time, employee discounts and other programs and services.
Federated Hermes provides a professional work environment for employees across the company that supports employees' career aspirations and professional development interests through training programs and mentoring initiatives. Training is provided on the job and by Federated Hermes' training staff through a blend of internal/external classroom and online courses. Federated Hermes' extensive training curriculums focus on Technical, Professional, Leadership & Management, and includes, among others, courses on: the securities markets and Federated Hermes' products; compliance/regulatory requirements; license exam preparation; sales skills; customer service skills; dignity and respect in the workplace, individual and team performance; communication skills; technical (systems) topics; and general professional development. The attraction, training and retention of qualified employees across the company supports Federated Hermes' succession planning at all levels.
Federated Hermes has developed a diversity and inclusion strategy with the mission to foster a diverse, inclusive and respectful workplace where employees across the company are encouraged to be innovative and creative and where unique perspectives and experiences are recognized and appreciated for the contributions they bring to the company. Federated Hermes cultivates an appreciation of the benefits of diversity in the workplace across the company through its recruitment process, the onboarding of new employees, and ongoing employee education and programs. The company's diversity and inclusion initiatives are sponsored and endorsed by the Board and executive management, and advanced, in collaboration with management and employees at all levels, by the various teams and employee resource business groups across the company including Human Resources and, in the U.S., a dedicated Diversity Officer/Senior Talent Acquisition Manager and, in London, a dedicated Head of Inclusion.
Federated Hermes is committed to providing equal employment opportunities across the company to qualified individuals without regard to: race, color, national origin, religion, sex, pregnancy, sexual orientation, gender identity or expression, mental or physical disability, age, familial or marital status, ancestry, military status, veteran status, or genetic information, as well as any other prohibited criteria under law applicable to Federated Hermes. Federated Hermes recognizes that a diverse and inclusive workplace benefits employees and supports stronger long-term business performance.
Federated Hermes encourages its employees across the company to raise human resources questions or concerns with their managers or the Human Resources Department in the U.S. or London. Separately, the company also provides a phone line and website portal through a third-party service provider for employees to report, anonymously should they so choose, various compliance matters.

Information about our Executive Officers
The following section sets forth certain information regarding the executive officers of Federated Hermes as of February 26, 2021:

Name	Position	Age
J. Christopher Donahue	President, Chief Executive Officer, Chairman and Director of Federated Hermes, Inc.	71

Gordon J. Ceresino	Vice Chairman of Federated Hermes, Inc. and President of Federated International Management Limited and Chairman and President of Federated International Securities Corp.	63

Thomas R. Donahue	Vice President, Treasurer, Chief Financial Officer and Director of Federated Hermes, Inc. and President of FII Holdings, Inc.	62

Dolores D. Dudiak	Vice President, and Director, Human Resources of Federated Hermes, Inc.	62

John B. Fisher	Vice President and Director of Federated Hermes, Inc. and President and Chief Executive Officer of Federated Advisory Companies*	64

Peter J. Germain	Executive Vice President, Chief Legal Officer, General Counsel and Secretary of Federated Hermes, Inc.	61

Richard A. Novak	Vice President, Assistant Treasurer and Principal Accounting Officer of Federated Hermes, Inc.	57

Saker A. Nusseibeh	Chief Executive Officer, Hermes Fund Managers Limited	59

Paul A. Uhlman	Vice President of Federated Hermes, Inc. and President of Federated Securities Corp.	54

Stephen P. Van Meter	Vice President and Chief Compliance Officer of Federated Hermes, Inc.	45
*    Federated Advisory Companies include the following: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Federated Investment Counseling, Federated Investment Management Company and Federated MDTA LLC, each wholly owned by Federated Hermes.
Mr. J. Christopher Donahue has served as director, President and Chief Executive Officer of Federated Hermes since 1998 and was elected as Chairman effective April 2016. He also serves as a director, trustee or officer of various Federated Hermes subsidiaries. He is President of 29 investment companies managed by subsidiaries of Federated Hermes. He is also director or trustee of 32 investment companies managed by subsidiaries of Federated Hermes. Mr. Donahue is the brother of Thomas R. Donahue who serves as Vice President, Treasurer, Chief Financial Officer and director of Federated Hermes.
Mr. Gordon J. Ceresino has served as Vice Chairman of Federated Hermes since 2007. He is Chairman and President of Federated International Management Limited and Federated International Securities Corp. and Vice Chairman of Federated MDTA LLC, each of which are wholly-owned subsidiaries of Federated Hermes. He serves as a director of Hermes Fund Managers Limited. Mr. Ceresino also serves as a director, trustee, President or Chief Executive Officer of certain other wholly-owned subsidiaries of Federated Hermes focusing on Federated Hermes' non-U.S. operations.
Mr. Thomas R. Donahue has served as Vice President, Treasurer and Chief Financial Officer of Federated Hermes since 1998. He previously served as a member of the Board from May 1998 to April 2004 and was re-elected to the Board in April 2016. He also serves as an Assistant Secretary of Federated Hermes and is a director and President of FII Holdings, Inc., a wholly-owned subsidiary of Federated Hermes. He serves as a director of Hermes Fund Managers Limited. He also serves as a director, trustee or officer of various other Federated Hermes subsidiaries. He is also a director or trustee of six investment companies managed by subsidiaries of Federated Hermes. Mr. Donahue is the brother of J. Christopher Donahue who serves as President, Chief Executive Officer, Chairman and director of Federated Hermes.
Ms. Dolores D. Dudiak has served as Vice President of Federated Hermes, Inc. since February 25, 2021. She has served as Director, Human Resources since November 1997. She also has served as an officer of various Federated Hermes, Inc. subsidiaries since 1994, holding the title Senior Vice President since July 2002. In these capacities, she is responsible for the Human Resources Department at Federated Hermes, Inc., including Total Compensation Management, Employment Services/Employee Relations, Organization Development, and Human Resources Information Management, as well as the company's response to Covid-19.

Mr. John B. Fisher has served as Vice President of Federated Hermes since 1998. He previously served as a member of the Board from May 1998 to April 2004 and was re-elected to the Board in April 2016. He has also been President and Chief Executive Officer of Federated Advisory Companies since 2006 and serves as a board member for each of these wholly-owned subsidiaries of Federated Hermes. He serves as a director of Hermes Fund Managers Limited. He also serves as a director, trustee or officer of certain other Federated Hermes subsidiaries. He is President of three investment companies managed by subsidiaries of Federated Hermes. He is also director or trustee of 26 investment companies managed by subsidiaries of Federated Hermes. Prior to 2006, Mr. Fisher served as President of the Institutional Sales Division of Federated Securities Corp., a wholly-owned subsidiary of Federated Hermes.
Mr. Peter J. Germain has served as Executive Vice President, Chief Legal Officer and Secretary of Federated Hermes since October 2017, and as General Counsel and Vice President of Federated Hermes since January 2005. In his capacity as Chief Legal Officer, he oversees the delivery of legal, compliance, internal audit and risk management services to Federated Hermes and its affiliates. He also serves as a director, trustee or officer of various Federated Hermes subsidiaries. Mr. Germain also serves as Chief Legal Officer, Executive Vice President and Secretary of 32 investment companies managed by subsidiaries of Federated Hermes.
Mr. Richard A. Novak has served as Vice President, Assistant Treasurer and Principal Accounting Officer of Federated Hermes since 2013. Prior to that time, he served as Fund Treasurer of Federated Hermes' domestic mutual funds beginning in 2006 and served as the Controller of Federated Hermes from 1997 through 2005. He serves as a director of Hermes Fund Managers Limited. He also serves as Senior Vice President, Treasurer, Assistant Treasurer, Assistant Company Secretary, President or director for various subsidiaries of Federated Hermes. Mr. Novak is a Certified Public Accountant.
Mr. Saker A. Nusseibeh is a director and Chief Executive Officer of Hermes Fund Managers Limited, a majority-owned subsidiary of Federated Hermes beginning July 1, 2018. He joined Hermes Fund Managers Limited in 2009 and was appointed Chief Executive Officer in May 2012, having served as acting Chief Executive Officer since November 2011. He formerly served as Global Head of Equities at Fortis Investments USA, having initially been appointed as Head of Global Equities in 2005. He also serves as a director of Hermes Fund Managers Limited and as a director or officer of certain subsidiaries of Hermes Fund Managers Limited.
Mr. Paul A. Uhlman has served as Vice President of Federated Hermes, and President and a director of Federated Securities Corp., a wholly-owned subsidiary of Federated Hermes, since June 2016. He is also a director, trustee or officer of certain subsidiaries of Federated Hermes. As President of Federated Securities Corp., he is responsible for the marketing and sales efforts of Federated Hermes. He had previously served as a Vice President of Federated Securities Corp. since 1995, and most recently served as Executive Vice President of Federated Securities Corp. since 2010. Mr. Uhlman also held the position of National Sales Director, Institutional Sales, from 2007 through June 2016.
Mr. Stephen P. Van Meter has served as Vice President and Chief Compliance Officer of Federated Hermes since July 2015. Between October 2011 and July 2015, he served as Compliance Operating Officer at Federated Hermes. Between October 2007 and October 2011, he served as Senior Counsel in the Division of Investment Management, Office of Chief Counsel, at the SEC. Between September 2003 and October 2007, Mr. Van Meter served as Senior Counsel in the SEC's Division of Enforcement.
Available Information
Federated Hermes makes available, free of charge, on its website, www.FederatedHermes.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual information statements and amendments to those reports, including those filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act, as soon as reasonably practicable after such information is electronically filed with or furnished to the SEC.
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

ITEM 1A – RISK FACTORS
As an investment manager, risk is an inherent part of Federated Hermes' business. U.S., UK and other global financial/securities, capital, commodities, currency, real estate, credit and other markets (collectively, as applicable, markets), by their nature, are prone to uncertainty and subject participants to a variety of risks. If any of the following risks actually occur, Federated Hermes' business, results of operations, financial condition and/or cash flows could be materially adversely affected. The risks described below are not the only risks involved in Federated Hermes' business. Additional risks not presently known to Federated Hermes or that Federated Hermes currently considers to be immaterial can also adversely affect its business, results of operations, financial condition and/or cash flows.
Specific Risk Factors
Risks Related to Federated Hermes' Investment Management Business
Potential Adverse Effects of a Material Concentration in Revenue. At any point in time, a meaningful or significant portion of Federated Hermes' total AUM or revenue can be attributable to one or more products or strategies, or asset classes, offered by Federated Hermes, or one or more clients or customer intermediaries with whom Federated Hermes has a relationship. See Note (5) to the Consolidated Financial Statements for information on material concentrations in Federated Hermes' revenue. A significant and prolonged decline in the AUM of a strategy, asset class or product with a material concentration could have a material adverse effect on Federated Hermes' future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these strategies, assets and funds. Likewise, significant negative changes in Federated Hermes' relationship with a customer with a material concentration could have a material adverse effect on Federated Hermes' future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this customer. A significant change in Federated Hermes' investment management business or a significant reduction in AUM due to regulatory changes or developments, changes in the markets, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, non-competitive performance, declines in asset or real estate property values, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, continuing declining or prolonged periods of low short-term interest rates or negative interest rates or negative yields and resulting fee waivers, investor preferences for deposit products or other Federal Deposit Insurance Corporation (FDIC)-insured products, or exchange-traded funds, index funds or other passive investment products, changes in product fee structures, changes in relationships with financial intermediaries, or other circumstances, could have a material adverse effect on Federated Hermes' business, results of operations, financial condition and/ or cash flows.
Potential Adverse Effect of Providing Financial Support to Investment Products. Federated Hermes can, from time to time, elect to provide financial support to its sponsored investment products (such as the Federated Hermes Funds). Providing such support utilizes capital that would otherwise be available for other corporate purposes. Losses resulting from such support, or failure to have or devote sufficient capital to support products, could have a material adverse effect on Federated Hermes' business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
Risk of Federated Hermes' Money Market Products' Ability to Maintain a Stable Net Asset Value. Approximately 40% of Federated Hermes' total revenue for 2020 was attributable to money market assets. An investment in money market funds is neither insured nor guaranteed by the FDIC or any other government agency. Federated Hermes' retail and government/public debt money market funds, as well as its private and collective money market funds, seek to maintain a stable or constant NAV. Federated Hermes also offers non-U.S. low volatility money market funds that seek to maintain a constant NAV, but will move to a four-digit NAV if such fund's net asset value falls outside of a twenty basis point collar. Although stable or constant NAV money market funds seek to maintain a NAV of $1.00 per share, it is possible for an investor to lose money by investing in these funds. Federated Hermes also offers institutional prime or municipal (or tax-exempt) money market funds which transact at a fluctuating NAV that uses four-decimal-place precision ($1.0000). Federated Hermes also offers a short-term variable NAV non-U.S. money market fund. It is possible for an investor to lose money by investing in these funds. Federated Hermes devotes substantial resources, such as significant credit analysis, consideration of ESG factors and attention to security valuation in connection with the management of its products and strategies. However, the NAV of an institutional prime or municipal (or tax-exempt) money market fund, or variable NAV fund or, if the above described conditions are met, a low-volatility NAV fund, can fluctuate, and there is no guarantee that a government/public debt or retail (i.e., stable or constant NAV) money market fund, or a low-volatility money market fund, will be able to preserve a stable or constant NAV in the future. Market conditions could lead to a limited supply of money market securities and severe liquidity issues and/or declines in interest rates or additional prolonged periods of low yields in money market products or strategies, and regulatory changes or developments could lead to shifts in asset levels and mix, which could impact money market fund NAVs and performance. If the NAV of a Federated Hermes stable or constant NAV money market fund were to decline to less than $1.00 per share, such Federated

Hermes money market fund would likely experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated Hermes' business, results of operations, financial condition and/or cash flows. It is also possible that, if the fluctuating NAV of an institutional prime or municipal (or tax-exempt) money market fund, or variable NAV money market fund or low volatility money market fund consistently or significantly declines to less than $1.0000 per share, such Federated Hermes money market fund could experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated Hermes' business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated Hermes competes in the management and distribution of investment products and strategies (such as mutual funds, collective funds, private equity funds, infrastructure funds, other pooled investment vehicles and Separate Accounts), stewardship services and real estate development services with other fund management companies and investment advisors, national and regional broker/dealers, commercial banks, insurance companies and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated Hermes. Competition is based on various factors, including, among others, business reputation, investment performance, quality of service, the strength and continuity of management and selling relationships, distribution services offered, technological innovation (e.g., the use of financial technology, artificial intelligence, natural language processing, and data science in managing and distributing products and strategies), the type (e.g., passive- versus actively-managed, fund versus FDIC-insured deposits) and range of products and strategies offered and fees charged. As with any highly competitive market, competitive pricing structures are important. If competitors charge lower fees for similar products or strategies, Federated Hermes has reduced, or could decide to further reduce, the fees on its own products or strategies (either directly on a gross basis or on a net basis through fee waivers) for competitive purposes in order to retain or attract customers. Increased competition also can require changes in Federated Hermes' business model, products (e.g., launching ETFs) or strategies to respond to competition from existing and new market innovations and competitors, which can increase expenses and creates the risk that such changes will not be successful or Federated Hermes will not achieve its long-term strategic objectives. Such fee reductions, changes in business models or strategies, or other effects of competition, or failures to adequately adjust business practices, products or services to meet competition, could have a material adverse effect on Federated Hermes' business, results of operations, financial condition and/or cash flows.
Many of Federated Hermes' products and strategies are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated Hermes' managed assets, particularly money market, fixed-income and alternative/private markets assets, are held by institutional investors. If or when the structure of institutional investment products, such as money market funds, changes or becomes disfavored by institutions, whether due to regulatory or market changes, competing products (such as insured deposit products or non-transparent, actively managed ETFs) or otherwise, Federated Hermes could be unable to retain or grow its share of this market and this could adversely affect Federated Hermes' future profitability and have a material adverse effect on Federated Hermes' business, results of operations, financial condition and/or cash flows. Certain of Federated Hermes' products and strategies also can be impact oriented and might not be suitable investments for certain fiduciary customers without obtaining appropriate consent. This can limit Federated Hermes' ability to market or grow assets in such products and this could adversely affect Federated Hermes' future profitability and affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows.
A significant portion of Federated Hermes' revenue is derived from providing products (such as mutual funds) and strategies to the U.S. Financial Intermediary market, comprising over 11,000 institutions and intermediaries. The future profitability of Federated Hermes will be adversely affected if it is unable to retain or grow its share of this market and could also be adversely affected by consolidations in the banking and securities industries, as well as regulatory changes or developments impacting its customers.
Potential Adverse Effects of Changes in Federated Hermes' Distribution Channels. Federated Hermes acts as a wholesaler of investment products and strategies to financial intermediaries, including, for example, banks, broker/dealers, registered investment advisors and other financial planners. Federated Hermes also sells investment products and strategies, and stewardship services and real estate development services, directly to corporations, institutions, government agencies, and other customers. There can be no assurance that any product diversification efforts (whether to Federated Hermes' fund line-up or geographically), ESG positioning or investments in data and analytics to bolster Federated Hermes' distribution efforts will be successful. There also can be no assurance that Federated Hermes will continue to have access to any financial intermediary or financial intermediaries that currently distribute Federated Hermes products and strategies, that Federated Hermes' relationship with any one or more financial intermediaries or other customers will continue over time or on existing economic terms, or that Federated Hermes' sales or distribution efforts will achieve any particular level of success. The impact of Voluntary Yield-

related Fee Waivers, other waivers for competitive purposes, and related reductions in distribution expense can vary depending upon, among other variables, changes in distribution models, changes in the distribution fee arrangements with one or more financial intermediaries, changes in customer relationships and changes in the extent to which the impact of the waivers is shared by one or more financial intermediaries. In addition, exclusive of the impacts of waivers and related reductions in distribution expense, Federated Hermes has experienced increases in the cost of distribution as a percentage of total fund revenue from 31% in 2019 to 32% in 2020. Federated Hermes expects such costs to continue to increase in total due to asset growth, and per dollar of revenue earned due to the competitive pressures of the investment management business. Higher distribution costs reduce Federated Hermes' operating and net income.
Potential Adverse Effects of Declines in the Amount of or Changes in the Mix of Assets under Management. A significant portion of Federated Hermes' revenue is derived from investment advisory fees, which are typically based on the value of managed assets and vary with the type of asset being managed, with higher fees generally earned on equity and multi-asset products and strategies than on fixed-income, alternative/private markets and money market products and strategies. Federated Hermes also can earn performance fees or carried interest on certain products and types of assets. Mutual fund and other fund products generally have higher advisory fees than Separate Accounts. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size or structure of the customer relationship. Consequently, significant fluctuations in the value of securities held by, or the level of redemptions from, the products (such as the Federated Hermes Funds) or strategies advised by Federated Hermes, and overall asset mix among products and strategies, can materially affect the amount of managed assets and thus Federated Hermes' revenue, profitability and growth. Similarly, changes in Federated Hermes' average asset mix across both asset and product or strategy types have a direct impact on Federated Hermes' revenue and profitability. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds. A significant portion of Federated Hermes' managed assets is in investment products or strategies that permit investors to redeem or withdraw their investment at any time. Capacity constraints, where the size of AUM in a particular product, strategy or asset class make it more difficult to trade efficiently in the market, can result in certain products, strategies, or asset classes being partially or fully closed to new investment, which can result in redemptions or a reallocation of assets to other products, strategies or asset classes. Additionally, changing market conditions can cause a shift in Federated Hermes' asset mix towards money market and fixed-income products or strategies, and regulatory changes or developments can cause a shift between money market fund products or from money market funds to other products. Each of the above factors can cause a decline in or otherwise affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows.
Impairment Risk. At December 31, 2020, Federated Hermes had intangible assets including goodwill totaling $1.3 billion on its Consolidated Balance Sheets, the vast majority of which represents assets capitalized in connection with Federated Hermes' acquisitions and business combinations (such as the HFML Acquisition and HCL Acquisition). Federated Hermes might not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other assets to determine whether events and circumstances indicate that an impairment in value has occurred. A variety of factors could cause the carrying value of an asset to become impaired. For example, the value of an asset could be impacted if, among other factors, projected future revenue streams are reduced due to lower managed assets or revenue is subject to clawback provisions. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a noncash charge which would adversely affect Federated Hermes' financial position and results of operations for the period.
Potential Adverse Effects of Termination or Failure to Renew Advisory Agreements. A substantial majority of Federated Hermes' revenues are derived from investment advisory agreements with Federated Hermes Funds (and to a lesser extent, sub-advised mutual funds) registered under the 1940 Act that, as required by law, are terminable upon 60 days' notice. In addition, each such investment advisory agreement must be approved and renewed annually by each mutual fund's board of directors or trustees, including independent members of the board, or its shareholders, as required by law. Failure to renew, changes resulting in lower fees under, or termination of, certain or a significant number of, these agreements could have a material adverse impact on Federated Hermes' business, results of operations, financial condition and/or cash flows. As required by the 1940 Act, each investment advisory agreement with a mutual fund automatically terminates upon its assignment, although new investment advisory agreements can be approved by the mutual fund's directors or trustees and shareholders. A sale or other transfer of a sufficient number of shares of Federated Hermes' voting securities to transfer control of Federated Hermes could be deemed an assignment in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and can adversely affect Federated Hermes' ability to realize the value of these agreements. Federated Hermes' investment advisory agreements for Separate Accounts that are not investment companies subject to the 1940 Act are generally terminable upon notice to Federated Hermes (or, in certain cases, after a 30 day, 60 day or similar notice period). As required by the Advisers Act, investment advisory agreements for Separate Accounts that are not investment companies subject to the

1940 Act also provide that consent is required from Federated Hermes' customers before the agreements can be assigned and an assignment, actual or constructive, also will trigger these consent requirements and can adversely affect Federated Hermes' ability to realize the value of these agreements. Regarding the investment advisory agreements with non-U.S. registered Federated Hermes Funds, shareholder notice or consent can be required if, after an investment advisory agreement is entered into, there are changes to fees, and such investment advisory agreements are generally terminable for any reason, without cause, after a 30-day to 90-day notice period. Customer consent to amend investment advisory agreements for non-U.S. Separate Accounts can be required for amendments to such agreements, and such agreements also are generally terminable for any reason, without cause, after a 30-day to 90-day notice period.
Under the terms of a 2005 settlement agreement with the SEC and New York State Attorney General, as amended, a Federated Hermes investment advisory subsidiary cannot serve as investment advisor to any registered investment company unless: (1) at least 75% of the fund's directors are independent of Federated Hermes; (2) the chairman of each such fund is independent of Federated Hermes; and (3) no action can be taken by the fund's board of directors or trustees or any committee thereof unless approved by a majority of the independent board members of the fund or committee, respectively.
Risks Related to Interest Rates and Investment Performance
Potential Adverse Effects of Low Short-Term Interest Rates. In March 2020, in response to disrupted economic activity as a result of Covid-19, the FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. The FOMC indicated that the federal funds rate would likely stay at near zero at least through 2022 as the economy recovers from Covid-19. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Beginning in the first quarter 2020, Federated Hermes began to waive fees in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers). These waivers have been partially offset by related reductions in distribution expense as a result of Federated Hermes' mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. See Item 1A - Risk Factors under the caption Specific Risk Factors - Risks Related to Federated Hermes' Investment Management Business - Potential Adverse Effects of Increased Competition in the Investment Management Business for information on competitive waivers currently being implemented by Federated Hermes, other than the Voluntary Yield-related Fee Waivers.
These Voluntary Yield-related Fee Waivers are calculated as a percentage of AUM in certain money market funds and thus can vary depending upon the asset levels and mix in such funds. While the level of fee waivers are impacted by various factors, as an isolated variable, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these waivers. Also, as an isolated variable, a further decrease in short-term interest rates that results in lower or negative yields on securities purchased in money market funds generally would increase these fee waivers for certain money market funds and the negative pre-tax impact of these waivers. In that case, Federated Hermes could be required to implement structural changes to certain money market funds (such as, for example, utilizing reverse distribution mechanisms or share cancellation methodologies) and incur additional expenses associated with implementing such changes. Moreover, at this time, interest rates are not expected to increase through 2022 and any corresponding increases in yields and resulting decreases in fee waivers would be uncertain and not directly proportional. In addition, the level and actual amount of fee waivers, and the resulting negative impact of these fee waivers, are contingent on a number of variables, including, but not limited to, changes in assets within the money market funds, changes in yields available for purchase by the money market funds, changes due to the level of government measures to further stimulate the economy which could result in the issuance of additional Treasury debt instruments, actions by the FOMC, the U.S. Department of Treasury, the SEC, FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market customer assets, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in the distribution fee arrangements with third parties, Federated Hermes' willingness to continue the Voluntary Yield-related Fee Waivers and changes in the extent to which the impact of the waivers is shared by third parties. In any given period, a combination of these variables impacts the amount of Voluntary Yield-related Fee Waivers. Given the variables involved, the actual amount of future fee waivers, if any, and the resulting negative impact of any waivers could vary significantly from period to period.
With regard to asset mix, changes in the relative amount of money market fund assets in prime and government money market funds (or between such funds and other money market funds or other products), as well as the mix among certain share classes that vary in pricing structure, can impact the level of fee waivers. Generally, prime money market funds will waive less than government money market funds as a result of higher gross yields on their underlying investments. As such, as an isolated variable, an increase in the relative proportion of average managed assets invested in prime money market funds as compared to total average money market fund assets should typically result in lower Voluntary Yield-related Fee Waivers. The opposite would also be true.
For the year ended December 31, 2020, Voluntary Yield-related Fee Waivers totaled $113.0 million. These fee waivers were partially offset by related reductions in distribution expenses of $98.4 million, such that the net negative pre-tax impact to Federated Hermes was $14.6 million. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for information on management's expectations regarding fee waivers in the first quarter 2021. The duration, level and impact of a further decline in interest rates and/or future Voluntary Yield-related Fee Waivers could have a material adverse effect on Federated Hermes' business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Rising Interest Rates. Increases in interest rates could also have an adverse effect on Federated Hermes' revenue from money market, fixed-income, alternative/private markets and other products and strategies. The value of equity securities (such as dividend-paying equity securities) also can rise and fall in response to changes in interest rates. In a rising short-term interest rate environment, certain investors using money market products and strategies or other short-duration fixed income products and strategies for cash management purposes can shift these investments to direct investments in comparable instruments in order to realize higher yields than those available in money market and other products or strategies holding lower-yielding instruments. In addition, rising interest rates will tend to reduce the fair value of securities held in various investment products and strategies. Rising interest rates also can impact demand for and cost to finance real estate and impact the value of and returns on real estate and other alternative products and strategies. Among other potential adverse effects, rising interest rates can result in decreased liquidity and increased volatility in the markets and could negatively impact the performance of Federated Hermes' products and strategies and Federated Hermes' revenue. Management cannot estimate the impact of rising interest rates (including, for example on Federated Hermes' revenue), but such impact could have a material adverse effect on Federated Hermes' business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products and strategies. Good performance generally assists retention and growth of managed assets, resulting in additional revenues. Good performance can also result in performance fees or carried interest being earned on certain products. Conversely, poor performance, or the failure to meet product or strategy investment objectives and policies, tends to result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. There can be no guarantee that any product or strategy will be successful and have good performance. A product or strategy being, or becoming, an unsuitable product or strategy for a customer, whether due to changes in customer investment objectives or otherwise, also tends to result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. For certain products or strategies, failure to integrate and apply acceptable ESG standards, or sustainability or responsible investment principles, can be considered in determining, or result in, poor performance, and result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. The failure to earn performance fees, carried interest and/or other fees results in a corresponding decrease in revenues to Federated Hermes. Poor performance could, therefore, have a material adverse effect on Federated Hermes' business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows. Market conditions, such as volatility, illiquidity and rising or falling interest rates, among other conditions, can adversely affect the performance of certain quantitative or other investment strategies or certain products, asset classes or sectors. Limitations imposed by certain trade agreements, and government-imposed restrictions, such as those on investments in certain countries or companies, can limit investment opportunities and negatively affect performance. Performance also can be adversely affected by inferior security selection, human error, government or issuer financial constraints, and other factors. The effects of poor performance on Federated Hermes could be magnified where assets or customers are concentrated in certain strategies, products, asset classes or sectors. Changes in foreign currency exchange rates and poor performance of investments made by Federated Hermes, or derivatives (including, for example, hedges or forward contracts) or other financial transactions entered into by Federated Hermes, can result in investment or capital losses and also can materially adversely affect Federated Hermes' business, results of operations, financial condition and/or cash flows.
Risks Related to Federated Hermes' Corporate Structure
Status as a Controlled Company. Federated Hermes has two classes of common stock: Class A Common Stock, which has voting power, and Class B Common Stock, which is non-voting except in certain limited circumstances. All of the outstanding shares of Class A Common Stock are held by the Voting Shares Irrevocable Trust for the benefit of certain members of the Donahue family. The three trustees of this trust are Federated Hermes' President and Chief Executive Officer and Chairman of the Board, J. Christopher Donahue, his brother, Thomas R. Donahue, Federated Hermes' Vice President, Treasurer and Chief Financial Officer and a director, and their mother, Rhodora J. Donahue. Accordingly, Federated Hermes qualifies as a

"controlled company" under Section 303A of the New York Stock Exchange (NYSE) Listed Company Manual. As a controlled company, Federated Hermes qualifies for and relies upon exemptions from several NYSE corporate governance requirements, including requirements that: (1) a majority of the board of directors consists of independent directors; and (2) the entity maintains a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. As a result, Federated Hermes' board does not have a majority of independent directors nor does it maintain a nominating/corporate governance committee. Federated Hermes is also exempt as a "controlled company" from certain additional independence requirements and responsibilities regarding compensation advisors applicable to Compensation Committee members. While Federated Hermes believes its dual-class structure is appropriate and benefits its shareholders, and should be a factor taken into account by shareholders when investing in Federated Hermes, as a company with a dual-class structure, Federated Hermes can be excluded from certain financial indexes, which could result in decreased investments in its Class B Common Stock and adversely affect its stock price.
General Risk Factors
Economic and Market Risks
Potential Adverse Effects of a Decline or Disruption in the Economy or Markets. Economic or market downturns, disruptions or other conditions (domestic or international) can cause volatility, illiquidity and other potential adverse effects in the markets. Such conditions also can adversely affect, potentially in a material way, the supply of investments, such as money market or municipal (tax-exempt) securities and the profitability and performance of, demand for and investor confidence in investment products, strategies and services, including those of Federated Hermes. Such economic or market downturns, disruptions or other conditions can include, for example, disruptions in the markets, defaults or poor performance in certain sectors of the economy, unemployment, excessive corporate debt levels, increased personal, business or government/municipality bankruptcies, supply chain disruptions, the commencement, continuation or ending of government policies and reforms (including those of new administrations or otherwise), stimulus programs, and other market-related actions, quantitative easing or tightening or other changes in monetary policy, central bank activism through continued, increased or decreased ownership, exchange, cancellation or issuance of debt or other means, increased regulation or a slower pace for new regulation or deregulation, increases or decreases in interest rates, changes in oil prices or other changes in commodity markets or prices, changes in currency values, changes in property values and financial costs, or exchange rates or currency abandonment, inflation or deflation, index changes, widening bid/ask spreads, changes in the allocation of capital to market-making, restructuring of government-sponsored entities, imposition of economic sanctions or government-imposed investment restrictions, trade friction or trade wars and increased trade tariffs, economic or political weakness, political turmoil or unrest, geopolitical tensions or military escalation or other instability in certain countries or regions, technology-related or cyber attacks or incidents, terrorism, the prospects for or concerns about any of the foregoing factors or events, or other factors or events that affect the markets. For example, regarding currency abandonment and political instability, there remains uncertainty regarding the fallout from the UK departure from the EU after Brexit. This uncertainty can affect other countries in the EU and elsewhere. The UK's departure from the EU also can cause volatility within the EU, triggering prolonged economic downturns in certain European countries or sparking additional Member States to depart, or contemplate departing, from the EU. In addition, Brexit creates the possibility of additional economic stresses for the UK, including potential decreased trade, difficulty in, or increased expenses relating to, marketing and selling UK funds and other financial products in the EU and EU funds and other financial products in the UK, capital outflows, devaluation of the British pound sterling, wider corporate bond spreads due to uncertainty, worker dislocation or restrictions, and declines in business and consumer spending as well as foreign direct investment. See Item 1 - Business under the caption Regulatory Matters - Current Regulatory Environment - International for additional information on Brexit. Each of the above factors, among others, can cause or contribute to economic or market downturns, disruptions or other conditions and their potentially adverse effects. In addition, Federated Hermes' products and strategies can be adversely affected, potentially in a material way, by changes in U.S., UK, EU or other markets, downgrades of U.S., UK or other countries' credit ratings, the U.S. debt ceiling or other developments in the U.S., UK and other countries as well as by actual or potential deterioration in international sovereign or other market conditions.
At December 31, 2020, Federated Hermes' liquid assets of $432.5 million included investments in certain money market and fluctuating net asset value (NAV) Federated Hermes Funds that can have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes and the money market and other fluctuating NAV Federated Hermes Funds managed or distributed by Federated Hermes also interact with various other financial industry participants, such as counterparties, broker/dealers, banks, clearing organizations, other investment products and customers, as a result of operations, trading, distribution and other relationships. As a result, Federated Hermes' business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows could be adversely affected by the creditworthiness or financial soundness of other financial industry participants, particularly in times of economic or financial stress or disruption. There can be no assurance that any potential losses that are realized as a result of these exposures will not have a material adverse effect on Federated Hermes' business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
The ability of Federated Hermes to compete and sustain asset and revenue growth is dependent, in part, on the relative attractiveness of the types of investment products and strategies Federated Hermes offers and its investment performance under prevailing market conditions. Adverse market conditions or other events also could impact Federated Hermes' customers. In the event of extreme circumstances, such as economic, political, or business crises, Federated Hermes' products and strategies can suffer significant net redemptions in AUM causing severe liquidity issues in its short-term, fixed-income or certain other sponsored investment products and strategies and declines in the value of and returns on AUM, all of which could cause material adverse effects on Federated Hermes' business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
Custody, depository and portfolio accounting services for the Federated Hermes Funds generally are outsourced to third-party financial institutions that are leading providers of such fund services. Accounting records for the Federated Hermes Funds are maintained by these service providers. These service providers, or other service providers of Federated Hermes and its products or customers, could also be adversely affected by the adverse market conditions described above. It is not possible to predict the extent to which the services or products Federated Hermes receives from such service providers would be interrupted or affected by such situations. Accordingly, there can be no assurance that a potential service interruption or Federated Hermes' ability to find a suitable replacement would not have a material adverse effect on Federated Hermes' business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
No Assurance of Access to Sufficient Liquidity. From time to time, like other companies, Federated Hermes' operations can require more cash than is available from operations. In these circumstances, it can be necessary to borrow from lending facilities or to raise capital by securing new debt or by selling shares of Federated Hermes equity or debt securities. Federated Hermes' ability to raise additional capital in the future will be affected by several factors including, for example, Federated Hermes' creditworthiness and the market value of Federated Hermes' common stock, as well as general market conditions. There can be no assurance that Federated Hermes will be able to obtain these funds and financing on acceptable terms, if at all, and, if Federated Hermes cannot obtain such funds, it could have a material adverse effect on Federated Hermes' business, results of operations, financial condition and/or cash flows. If a Federated Hermes Fund requires liquidity to meet shareholder redemptions or for other reasons, there also can be no assurance that such Federated Hermes Fund will be able to access any available line of credit, rely on inter-fund lending arrangements or access other sources of liquidity on acceptable terms, if any at all, and, if such a Federated Hermes Fund cannot obtain sufficient liquidity, it could have a material adverse effect on such Federated Hermes Fund, result in redemptions and a corresponding reduction in Federated Hermes' AUM and Federated Hermes' revenue. While not obligated, if Federated Hermes decides to provide credit support to a Federated Hermes Fund, Federated Hermes liquidity and income could be adversely impacted. These factors could have a material adverse effect on Federated Hermes' business, results of operations, financial condition and/or cash flows.
Regulatory and Legal Risks
Potential Adverse Effects of Changes in Laws, Regulations and Other Rules. Like other companies, Federated Hermes and its investment management business are (and any new business line commenced or acquired by Federated Hermes would be) subject to extensive regulation both within and outside the U.S. Federated Hermes and its products, such as the Federated Hermes Funds, and strategies are subject to: federal securities laws, principally the 1933 Act, the 1934 Act, the 1940 Act and the Advisers Act; state laws regarding securities fraud and registration; and regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges, both domestically and abroad, including, but not limited to, the SEC, FINRA, FCA, CBI and NYSE. From time to time, the federal securities laws have been or can be augmented or amended substantially. For example, among other measures, Federated Hermes and its products and strategies have been impacted by the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002, the Patriot Act of 2001 and the Gramm-Leach Bliley Act of 1999.
Federated Hermes and its domestic products (such as the Federated Hermes Funds) and strategies, and any non-U.S. products (such as non-U.S. Federated Hermes Funds) and strategies to the extent offered in the U.S., continue to be primarily regulated by the SEC. Federated Hermes, and certain Federated Hermes Funds, are also subject to regulation by the U.S. Commodity Futures Trading Commission (CFTC) and the National Futures Association (NFA) due to their investment in futures, swaps or certain other commodity interests in more than de minimis amounts. In addition, during the past several years, regulators, self-regulatory organizations or exchanges, such as the SEC, FINRA, CFTC, NFA, NYSE and state or local governments and regulators, have adopted, and could adopt, other regulations, rules and amendments that have increased Federated Hermes' operating expenses and affected the conduct of its business, as well as Federated Hermes' AUM, revenues and operating income, and could continue to do so. Federated Hermes' business is affected by laws, regulations, and regulatory authorities that impact the manner in which Federated Hermes' products are structured, distributed, provided or sold. Federated Hermes and its products and strategies also are affected by certain other laws and regulations governing banks, other financial institutions, intermediaries or real estate. The second half of 2020 saw an uptick in regulations issued by the SEC and other regulators, and the market turmoil in March and April 2020 as a result of Covid-19 has brought a renewed focus on additional money market fund reforms. See Item 1 - Business under the caption Regulatory Matters - Current Regulatory Environment - Domestic for additional information on laws and regulations applicable to Federated Hermes' business.
Federated Hermes' and its products' activities outside of the U.S. are subject to foreign laws and regulation, which are promulgated or amended from time to time, by foreign regulatory or other authorities, such as the FCA for London-based operations, the CBI for Dublin-based operations, the German Federal Financial Supervisory Authority for Frankfurt-based operations, the Cayman Island Monetary Authority for Cayman Island products, and the Ontario (and certain other provincial) Securities Commission for Canadian products. For example, Federated Hermes' stewardship services can be impacted by proxy advisor regulations, including the Proxy Advisors (Shareholders' Rights) Regulations 2019 passed by the UK Parliament. In addition to existing and potential future regulation, a financial transaction tax, particularly if enacted with broad application in the UK or EU, or even the U.S., would be detrimental to Federated Hermes' business. Regulatory reforms stemming from Brexit, as well as the potential political and economic uncertainty surrounding a post-Brexit UK and EU, or other initiatives also can increase volatility in the UK and EU and could be detrimental to Federated Hermes' business. Additionally, the HFML Acquisition, HCL Acquisition and MEPC Acquisition each increase the potential Brexit impact to Federated Hermes' business, results of operations, financial condition and/or cash flows. See Item 1 - Business under the caption Regulatory Matters - Current Regulatory Environment - International for additional information on laws and regulations applicable to Federated Hermes' non-U.S. business.
In addition, the Dodd-Frank Act provided for a systemic risk regulation regime under which it is possible that Federated Hermes, and/or any one or more of its products (such as the Federated Hermes Funds), could be subject to designation as a systemically important financial institution by the FSOC. Similarly, it is possible that the FSB could designate Federated Hermes, and/or one of its products (such as the non-U.S. Federated Hermes Funds), as a non-bank, non-insurance company global systemically important financial institution. Among other potential impacts, any such designation would result in Federated Hermes and/or its products being subject to additional banking regulation and bank-oriented measures, including, for example, capital and liquidity requirements, leverage limitations, enhanced public disclosures and risk management requirements, as well as oversight by the Governors or FSB, in addition to being subject to primary regulation by securities regulators such as the SEC, FCA and CBI.
As Federated Hermes' business grows (whether organically or through acquisition or whether through new products, strategies or services being offered, growth of existing products, strategies and services, expansion into new jurisdictions, or otherwise), Federated Hermes' products, strategies and operations need to comply with applicable laws, rules, regulations, interpretations and government policies, which increases compliance risk and operating expenses, including the costs associated with compliance. Compliance risk and operating expenses also can increase as Federated Hermes continues to expand its use of ESG, sustainability, stewardship or other data inputs or investment techniques in providing its investment products, strategies and services, enters new countries or markets, and/or financial products and other investments, as well as when markets and technology increase in complexity. Regulators, such as the SEC, FCA and CBI, also have undertaken or could undertake examinations, investigations, and/or enforcement actions involving investment management industry participants, such as Federated Hermes and its products. Federated Hermes expends internal and external resources to respond to examinations and investigations, and defend enforcement actions, which increases operating expenses, including professional fees and costs associated with compliance. Management continues to monitor and evaluate the impact of the Regulatory Developments discussed above (and in Item 1- Business under the caption Regulatory Matters) on Federated Hermes' business, results of operations, financial condition and/or cash flows. These Regulatory Developments include, among others, stress testing requirements, fund of funds rules, Regulation Best Interest, a new SEC derivatives rule, a new advertising rule, Brexit-related regulation, a potential FTT, the transition from LIBOR, changes in the UK regulatory capital regime, new UK and EU regulatory requirements (such as SFDR), liquidity rules, and existing and potential new U.S., UK and EU money market fund regulation. Among other potential impacts, these Regulatory Developments have increased, and could continue to increase, in addition to compliance risks and compliance costs, the costs associated with technology, legal, operations and other efforts to address regulatory-related matters. These regulatory requirements and developments also have caused, and could continue to cause, (1) certain product line-up, structure, pricing and product development changes, (2) changes in the ability to utilize "soft dollars" to pay for certain research and brokerage services (rather than Federated Hermes paying for such services directly), (3) money market, equity, fixed-income, alternative/private markets and multi-asset products to become less attractive to institutional and other investors, (4) reductions in the number of Federated Hermes Funds offered by intermediaries,

(5) changes in the fees Federated Hermes, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, (6) changes in asset flows, levels and mix and customer relationships and (7) reductions in AUM, revenues and operating profits. As examples, HFML established offices in Ireland, Germany and Denmark as a result of Brexit to mitigate potential concerns regarding it becoming more difficult to passport products between the UK and EU Member States. In addition, certain money market funds or other products or strategies can become less attractive to institutional or other investors, which could result in changes in asset mix and reductions in AUM, revenues and operating income. The renewed focus on additional money market fund regulation increases this risk.
On a cumulative basis, Federated Hermes' regulatory, product development and restructuring, and other efforts in response to the Regulatory Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and could continue to have, a material impact on Federated Hermes' expenses and, in turn, financial performance. The floating NAV for institutional and municipal (or tax-exempt) money market funds, and redemption fees and liquidity gates, required by the 2014 Money Fund Rules and Guidance, effective October 14, 2016, resulted in a shift in asset mix from institutional prime and municipal (or tax-exempt) money market funds to stable NAV government money market funds across the investment management industry and at Federated Hermes, which impacted its AUM, revenues and operating income. While asset mix shifted back in recent years toward institutional prime and municipal (tax-exempt) money market funds, the market disruptions in March and April 2020 stinted that shift, and there is no guarantee such shift will result in asset mix between institutional prime, municipal (or tax-exempt) and government money market funds returning to pre-October 2016 levels. Any additional money market fund reforms could result in a further shift away from institutional prime and municipal (or tax-exempt) money market funds.
The regulatory changes and developments in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have a material and adverse effect on Federated Hermes' business, results of operations, financial condition and/or cash flows. While the FSOC's change in focus and continuing transparency efforts have to date reduced the possibility of any Federated Hermes products being designated a systemically important non-bank financial company, management also believes that the designation of Federated Hermes and/or one or more products as a systemically important non-bank financial company or a non-bank, non-insurance company global systemically important financial institution by the FSB, and/or the issuance of final regulations or reforms relating to such designations, would be detrimental to Federated Hermes' money market fund business and could materially and adversely affect Federated Hermes' business, results of operations, financial condition and/or cash flows. Given the current regulatory environment, Federated Hermes is unable to fully assess the degree of the impact of adopted or proposed regulations and other Regulatory Developments, and Federated Hermes' efforts related thereto, on its business, results of operations, financial condition and/or cash flows.
Changes in laws, regulations, rules, interpretations or governmental policies, domestically and abroad, also impact the financial intermediaries, service providers, customers and other third parties with whom Federated Hermes, and its products (such as the Federated Hermes Funds), conduct business. For example, the DOL issued a new fiduciary rule and ESG rule in the fourth quarter 2020. Additionally, provisions of the Dodd-Frank Act or Regulation Best Interest, can affect intermediaries' sale or use of Federated Hermes' products or strategies. Among other potential impacts, these changes are affecting, and could continue to affect, Federated Hermes' arrangements with these intermediaries, and could continue to increase fee pressure, reduce the number of Federated Hermes products and strategies offered by intermediaries, cause certain clients or intermediaries to favor passive products over actively managed products, increase respective operating expenses and distribution costs, result in lower AUM, change asset flows, levels and mix, and otherwise affect the conduct of Federated Hermes' or such intermediaries' respective businesses. This resulted, and will likely continue to result, in Federated Hermes or one or more of these third parties seeking to restructure or alter their compensation or other terms of the business arrangements between Federated Hermes or its products (including the Federated Hermes Funds) and one or more of these third parties. The above factors could have a material adverse impact on Federated Hermes' business, results of operations, financial condition and/or cash flows.
For a further discussion of U.S. and international Regulatory Developments that can impact Federated Hermes and its business, products, strategies and services, see Item 1 - Business under the caption Regulatory Matters.
Finally, Federated Hermes' business also has been, and will continue to be (unless reversed by the new administration and Congress), impacted by the Tax Cuts and Jobs Act of 2017 (Tax Act), signed into law on December 22, 2017. See Note (16) to the Consolidated Financial Statements for additional information. With the change in administration in the U.S., Federated Hermes is unable to predict whether it will continue to enjoy the benefits of the Tax Act or whether the corporate tax rate reduction implemented by the Tax Act will be reversed, subjecting Federated Hermes to greater corporate income tax. Moreover, as a result of the impact of Covid-19, the corporate tax rate in the UK, which was expected to be reduced to 17% in 2020, remained at 19%, depriving Federated Hermes of the benefit of the decreased UK corporate tax rate. In addition, various service industries, including, for example, mutual fund service providers, have been, and continue to be, the subject of changes in tax policy that impact their state and local tax liability. Changes that have been adopted or proposed include (1) an expansion of the nature of a service company's activities that subject it to tax in a jurisdiction, (2) a change in the methodology by which multi-state companies apportion their income between jurisdictions, and (3) a requirement that affiliated companies calculate their state tax as one combined entity. As adopted changes become effective and additional jurisdictions enact similar changes, among other potential impacts, there could be a material adverse effect on Federated Hermes' tax liability and effective tax rate and, as a result, net income. Various investment products also can be impacted by tax changes, which could have an adverse effect on the products and Federated Hermes' business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Litigation, Investigations, Proceedings and Other Claims. Like other companies, Federated Hermes and the Federated Hermes Funds can be subject to regulatory examinations, inquiries, investigations, litigation and other claims and proceedings. Regarding examinations, Federated Hermes is subject to routine, sweep and other examinations, inquiries, investigations, proceedings (administrative, regulatory, civil or otherwise) and other claims by its regulators (regulatory claims). Federated Hermes and the Federated Hermes Funds also can be subject to employee, former employee, customer, and other third-party, complaints, proceedings (such as civil litigation) and other claims (business-related claims). Among other factors, as Federated Hermes' business grows (whether organically or through acquisition or whether through new products, strategies or services being offered or through growth of existing products, strategies and services, or otherwise), the attention and resources devoted to compliance, and the possibility of noncompliance, also can increase. The attention and resources devoted to compliance, and the possibility of noncompliance, also can increase as Federated Hermes expands its use of ESG, sustainability, stewardship or other data inputs or investment techniques in providing its investment products, strategies and services, enters new countries or markets, and financial products and other investments, as well as when markets and technology increase in complexity. Federated Hermes has business-related claims asserted and threatened against it, and Federated Hermes and the Federated Hermes Funds are subject to certain regulatory claims (such as routine and sweep examinations and other inquiries), in the ordinary course of business. In addition, Federated Hermes and the Federated Hermes Funds can be subject to business-related claims, claims related to Federated Hermes sponsorship or management of, or inclusion of proprietary Federated Hermes Funds in, its 401(k) plan or other benefit plans, and administrative, regulatory or civil investigations and proceedings or other regulatory claims, outside of the ordinary course of business. Federated Hermes cannot assess or predict whether, when or what types of business-related claims, fiduciary claims or regulatory claims (collectively, claims) could be threatened or asserted, the types or amounts of damages or other remedies that could be sought (which can be material when threatened or asserted), whether claims that have been threatened will become formal asserted pending investigations, proceedings or litigation, or whether claims ultimately will be successful (whether through settlement or adjudication), entirely or in part, whether or not any such claims are threatened or asserted in or outside the ordinary course of business. Federated Hermes can be initially unable to accurately assess a claim's impact. Given that the outcome of any claim is inherently unpredictable and uncertain, a result can arise from time to time that adversely impacts, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows. In certain circumstances, insurance coverage might not be available or deductible amounts might not be exceeded, and Federated Hermes, the Federated Hermes Funds or Separate Accounts managed by Federated Hermes could have to bear the costs related to claims or any losses or other liabilities resulting from any such matters, or from the operation of Federated Hermes' business, products and services.
Risks Related to Auditor Independence. Public companies, such as Federated Hermes, utilize the audit services of a registered public accounting firm (Accounting Firm) to audit or review their financial statements included in certain public filings, such as their Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. The Accounting Firm is required to make a determination that such firm satisfies certain independence requirements under applicable securities laws. For example, Rule 2-01(c)(1)(ii)(A) of Regulation S-X (Loan Rule) prohibits Accounting Firms, or covered person professionals within the firms, from having certain financial relationships with their audit clients and affiliated entities. Rule 2-01(c)(1)(i)(A) of Regulation S-X (Investment Rule) also prohibits the Accounting Firm, or covered person professionals and their immediate family members, from having certain direct investments in audit clients and affiliated entities. Due to acquisitions that result in inadvertent investments in the audit client or funds or other products that it or its affiliates manage, or other circumstances, an Accounting Firm can violate the Investment Rule and be required to timely and appropriately remedy such violation such that the audit client can make a determination that it continues to believe that the Accounting Firm has the ability to exercise objective and impartial judgment on all issues encompassed within the Accounting Firm's audit and review services.
Like other public companies, there is a risk that activities or relationships of the Accounting Firm engaged by Federated Hermes, or such firm's partners or employees, can prevent a determination from being made that such firm satisfies such independence requirements with respect to Federated Hermes, which could render such firm ineligible to serve as Federated Hermes' independent Accounting Firm. HFML also utilized the Accounting Firm engaged by Federated Hermes. Certain Federated Hermes Funds managed by HFML also utilize other Accounting Firms.

Since Federated Hermes' independent Accounting Firm, like the Accounting Firms of many other public companies that sponsor and advise investment funds, acts in a similar capacity to several Federated Hermes Funds sponsored and advised by Federated Hermes, if a determination cannot be made that the Accounting Firm satisfies the independence requirements with respect to an applicable Federated Hermes Fund, the Accounting Firm also could be prevented from making a determination that it satisfies the independence requirements with respect to Federated Hermes, since Federated Hermes is an affiliate (i.e., the ultimate parent company) of the investment advisor to the relevant Federated Hermes Fund.
There can be no assurance that the circumstances in any particular case will satisfy applicable independence requirements under the applicable securities laws such that an Accounting Firm will remain eligible to serve as the independent Accounting Firm to Federated Hermes, HFML or any Federated Hermes Fund. If it were to be determined that the independence requirements under applicable securities laws were not complied with regarding Federated Hermes, its previously filed Annual Reports on Form 10-K (including financial statements audited by its existing Accounting Firm) and Quarterly Reports on Form 10-Q (including financial statements reviewed by its existing Accounting Firm) might not be considered compliant with the applicable securities laws. If it were to be determined that an Accounting Firm did not comply with the independence requirements, among other things, the financial statements audited by the Accounting Firm and the interim financial statements reviewed by the Accounting Firm could have to be audited and reviewed, respectively, by another independent Accounting Firm, Federated Hermes' eligibility to issue securities under its existing registration statements can be impacted and certain financial reporting and/or other covenants with, and representations and warranties to, Federated Hermes' lenders can be impacted. Similar issues would arise for a Federated Hermes Fund for which Federated Hermes' Accounting Firm (or another Accounting Firm) serves as such Federated Hermes Fund's independent Accounting Firm if it were to be determined that Federated Hermes' Accounting Firm (or such other Accounting Firm) was not in compliance with the independence requirements under applicable securities laws, with respect to such Federated Hermes Fund. In either case, such events could have a material adverse effect on Federated Hermes' business, results of operations, financial condition and/or cash flows.
Operations-Related Risks
Operational Risks. Like other companies, Federated Hermes' products, business and operations are supported internally and through management of relationships, including, for example, outsourcing relationships, with various third-party service providers, both domestically and internationally. In turn, service providers' operations rely on additional relationships with other third parties. Operational risks include, but are not limited to, improper, inefficient, or unauthorized execution, processing, pricing and/or monitoring of transactions, inadequate, inefficient, inflexible, deficient or non-scalable technology, operating systems or other infrastructure, poor performance by internal resources or third party service providers, failure to appropriately supervise internal resources or perform due diligence on and supervise third party service providers (particularly in light of Covid-19, which has required remote due diligence to be conducted), business disruptions, failure to effectively upgrade technology or transition to a "cloud-based" environment, inadequacies or breaches in Federated Hermes', its products' or a service provider's internal control processes, unauthorized disclosure or manipulation of, or access to, confidential, proprietary or non-public personal or business information and noncompliance with regulatory requirements, investment mandates and related investment parameters, or customer-imposed restrictions. As Federated Hermes' and its relevant service providers' businesses expand and require additional scalability, operational risk increases. There is a risk that changes (including upgrades or patches) in operational systems and business processes are not completed correctly, in a controlled manner, in a timely manner or in a manner that achieves intended results. Management relies on its employees, systems and business continuity plans, and those of relevant service providers, to comply with established procedures, controls, regulatory requirements, investment parameters or customer-imposed restrictions. Breakdown or improper use of systems, human error or improper action by employees or service providers, or noncompliance with regulations or other rules, investment parameters or customer-imposed restrictions, could cause material adverse effects on Federated Hermes' business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows.
Systems, Technology and Cybersecurity Risks. Like other companies, Federated Hermes utilizes software and related technologies throughout its business (both domestically and internationally) including, for example, both proprietary systems and those provided by outside service providers. Service providers to, and customers of, Federated Hermes and its products, and third parties on which such service providers and customers rely, also utilize software and related technologies in their businesses. Federated Hermes continues to increase its investment in systems and technology, including externally hosted systems and technology, for investment management and trading operations, information and data management, disaster recovery, compliance and other areas of its business, and is exploring innovative technological solutions and products involving artificial intelligence and financial technology. Unanticipated issues could occur with any software, system or other technology and it is not possible to predict with certainty all of the adverse effects that could result from a failure of Federated Hermes or a third party to address technology or computer system problems. Along with cyber incidents described more fully below, data or model imprecision, software or other technology malfunctions, human error, programming inaccuracies and similar or other circumstances or events can impair the performance of systems and technology. Accordingly, there can be no assurance that potential system interruptions, other technology-related issues or the cost necessary to rectify the problems would not have a material adverse effect on Federated Hermes' business (including, but not limited to, its reputation and business prospects), results of operations, financial condition and/or cash flows.
In addition, like other companies, Federated Hermes' business relies on the security and reliability of information and communications technology, systems and networks. Federated Hermes uses digital technology, including, for example, networked systems, email and the Internet, to conduct business operations and engage clients, customers, employees, products, accounts, shareholders and relevant service providers, among others. The use of the Internet and other electronic media, computers and technology exposes Federated Hermes, its business, its products and strategies and services, customers, and relevant service providers, and their respective operations, to potential risks from frequent cybersecurity attacks, events or incidents (cyber incidents). For example, Federated Hermes and relevant service providers collect, maintain and transmit confidential, proprietary and non-public personal customer, business and employee information (such as in connection with online account access and performing investment, reconciliation, transfer agent, custodian and other recordkeeping and related functions) that can be targeted by cyber incidents. The work-from-home environment necessitated by Covid-19 has increased the risk of cyber incidents given the increase in cyber attack surface stemming from the use of personal devices and non-office or personal technology. Federated Hermes, as well as its products and certain service providers, also generate, compile and process information for purposes of preparing and making filings or reports to governmental agencies or providing reports or statements to customers, and a cyber incident that impacts that information, or the generation and filing processes, can prevent required regulatory filings and reports from being made or reports or statements from being delivered. Cyber incidents involving Federated Hermes or its products or service providers, regulators or exchanges to which confidential, personally identifiable or other information is reported or filed also can result in unauthorized disclosure or compromise of, or access to, such information.
Cyber incidents can result from intentional (or deliberate) attacks or unintentional events by insiders (e.g., employees) or third parties, including cybercriminals, competitors, nation-states and "hacktivists," among others. Cyber incidents can include, for example, phishing, credential harvesting or use of stolen access credentials, unauthorized access to systems, networks or devices (for example, through hacking activity), structured query language attacks, infection from or spread of malware, ransomware, computer viruses or other malicious software code, corruption of data, exfiltration of data to malicious sites, the dark web or other locations or threat actors, and attacks (including, but not limited to, denial-of-service attacks on websites), which shut down, disable, slow, impair or otherwise disrupt operations, business processes, technology, connectivity or website or internet access, functionality or performance. In addition to intentional cyber incidents, unintentional cyber incidents can occur (for example, the inadvertent release of confidential or non-public personal information).
Like other companies, Federated Hermes has experienced, and will continue to experience, cyber incidents on a daily basis. As of December 31, 2020, cyber incidents have not had a material adverse effect on Federated Hermes' business, results of operations, financial condition and/or cash flows. Cyber incidents can affect, potentially in a material way, Federated Hermes' relationships with its customers, employees, products, accounts, shareholders and relevant service providers. A cyber incident can cause Federated Hermes, its business, products or services, employees, customers, or relevant service providers, to lose proprietary, sensitive, confidential or non-public business, customer, employee or personal information, or intellectual property, suffer data corruption or business interruption, lose operational capacity (for example, the loss of the ability to process transactions, generate or make filings or deliver reports or statements, calculate NAVs, or allow the transaction of business, or other disruptions to operations), and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber incidents also can result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems. Any cyber incident could cause lost revenues, the occurrence of other financial losses, diminished future cash flows, significant increases in compliance or other costs or expenses (such as costs associated with compliance with cybersecurity laws and regulations, protection, detection, remediation and corrective measures, and credit monitoring for impacted individuals), exposure to increased litigation and legal risks (such as regulatory actions and penalties, and breach of contract or other litigation-related fees and expenses), reputational damage, damage to employee perceptions of the company, damage to competitiveness, stock price and shareholder value, and other negative or adverse impacts. Cyber incidents affecting issuers in which Federated Hermes' or its customers' assets are invested also could cause such investments to lose value. Any of these cyber incidents can become incrementally worse if they were to remain undetected for an extended period of time.
The operating systems of Federated Hermes, its products, its customers and relevant service providers are dependent on the effectiveness of information security policies and procedures (both at Federated Hermes and its service providers) which seek to ensure that such systems are protected from cyber incidents. Federated Hermes has established a committee to oversee Federated Hermes' information security and data governance efforts, and updates on cyber incidents and risks are reviewed with relevant committees, as well as Federated Hermes' Board of Directors (or a committee thereof), on a periodic (generally quarterly) basis (and more frequently when circumstances warrant) as part of risk management oversight responsibilities. Federated Hermes has, and believes its products and its service providers have, established risk management systems that are reasonably designed to seek to reduce the risks associated with cyber incidents. Federated Hermes employs various measures aimed at mitigating cyber risk, including, among others, use of firewalls, system segmentation, system monitoring, virus scanning, periodic penetration testing, employee phishing training and an employee cybersecurity awareness campaign. Among other service provider management efforts, Federated Hermes also conducts due diligence on key service providers relating to cybersecurity. However, there is no guarantee that such efforts will be successful, either entirely or partially, as there are limits on Federated Hermes' ability to prevent, detect or mitigate cyber incidents. Among other reasons, the cybersecurity landscape is constantly evolving, the nature of malicious cyber incidents is becoming increasingly sophisticated and Federated Hermes, and its relevant affiliates and products, cannot control the systems and cybersecurity systems and practices of issuers, relevant service providers or other third parties. Federated Hermes' risk from cyber incidents also can increase as a result of expansion into new markets, domestic or international acquisitions, new technology, or previously unexploited vulnerabilities in software or related patches becoming activated (or "weaponized") by hackers.
While Federated Hermes has obtained cyber-insurance, there is no guarantee that a particular incident would be covered by such insurance. In certain circumstances, insurance coverage might not be available or deductible amounts might not be exceeded, and Federated Hermes or the Federated Hermes Funds could have to bear the costs related to claims or any losses or other liabilities resulting from a cyber incident.
While Federated Hermes cannot predict the financial or reputational impact to its business resulting from any cyber incident, depending upon the nature, magnitude and severity of a cyber incident, the occurrence of a cyber incident, or a similar situation or incident, could have a material adverse effect on Federated Hermes' business (including, but not limited to, its reputation), results of operations, financial condition and/or cash flows. The internal and external resources and efforts necessary to implement system and technology upgrades, data governance and cybersecurity policies, procedures and measures, including, for example, technology, systems, skilled personnel and service providers, as well as service provider management, have, and will continue to, increase Federated Hermes' operating expenses, and can adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows.
Other General Risks
Recruiting and Retaining Key Personnel. Like other industries, the investment management business is highly competitive and experienced professionals have significant career mobility. Federated Hermes' ability to attract or acquire, and motivate and retain, quality personnel has contributed significantly to its growth and success and is important to attracting and retaining customers. The market for qualified executives, portfolio managers, analysts, traders, sales representatives and other key personnel is extremely competitive. There can be no assurance that Federated Hermes will be successful in its efforts to recruit or acquire, and motivate and retain, the required personnel. In addition to competing opportunities, personnel elect to pursue other interests for business, personal and other reasons or retire from time to time. Covid-19, and related work environment changes, including work from-home arrangements, can create retention and other human capital resource management issues. Cyber events, misconduct or other matters that negatively reflect on Federated Hermes and its reputation also can change employee or prospective employee opinions regarding the company and could affect Federated Hermes' ability to hire or retain employees. Federated Hermes has encouraged the continued retention of its executives and other key personnel through measures such as providing competitive compensation arrangements, a non-discriminatory, diverse and inclusive work environment, work arrangement flexibility (particularly in light of Covid-19) and, in certain cases, employment agreements. The loss of any such personnel could have an adverse effect on Federated Hermes. In certain circumstances, the departure of key employees could cause higher redemption rates for certain AUM or the loss of customer accounts or relationships. Moreover, since certain of Federated Hermes' products and strategies, or customer relationships, contribute significantly to its revenues and earnings, the loss of even a small number of key personnel associated with these products or strategies, or customer relationships, could have a disproportionate adverse impact, potentially in a material way, on Federated Hermes' business, results of operations, financial condition and/or cash flows. See Item 1 - Business under the caption Human Capital Resource Management for additional information on Federated Hermes' recruiting and retention programs and practices.
No Assurance of Successful Acquisitions. Like other companies, Federated Hermes' business strategy contemplates seeking acquisition candidates. For Federated Hermes, acquisitions generally involve acquisitions of other investment management companies, investment assets and related businesses, both domestically and internationally. There can be no assurance that Federated Hermes will find suitable acquisition candidates at acceptable prices and with an aligned business culture and vision, have sufficient capital resources to realize its acquisition strategy, be successful in entering into definitive agreements for or consummating desired acquisitions, or successfully collaborating with acquired companies or integrating acquired companies or assets into Federated Hermes, or its products or strategies. There also can be no assurance that any such acquisitions, if consummated, will not increase organizational stress to unacceptable levels or cause process failures, or that any such acquisition, if consummated, will increase value or otherwise prove to be advantageous to Federated Hermes. On the other hand, successful collaboration with acquired companies or integration of acquired companies or assets can increase the value of such acquired companies or assets and result in increased contingent deferred payments or other payment obligations for Federated Hermes, which can affect Federated Hermes' business, results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Reputational Harm. Like other companies, any material losses in customer (including shareholder) confidence in Federated Hermes, its products or strategies or in the mutual fund industry as a result of actual or potential regulatory proceedings or litigation, economic or market downturns or disruptions, material errors in public news reports, oppositions to trade mark or other intellectual property registration applications or allegations of trade name, trade mark or other intellectual property infringement or misappropriation, allegations of breaches of fiduciary duty, misconduct or unprofessional, unethical or illegal behavior, abuse of authority, a cyber incident, rumors on the Internet or other matters could increase redemptions from and/or reduce sales of Federated Hermes' products (such as the Federated Hermes Funds) and strategies and other investment management products and services, change employee or potential employee perceptions of the company which could impact the willingness of a potential employee to be hired by or an employee to remain at Federated Hermes, and/or negatively impact Federated Hermes' brand, culture, trusted status, reputation and/or stock price. For example, if it is determined that Federated Hermes cannot register and use its trade name and logo in certain jurisdictions, Federated Hermes could be required to transact business in such jurisdictions (or globally) under a different trade name and/or logo, which would harm Federated Hermes' brand and reputation. Filings and proceedings relating to the registration and prosecution of trademark applications and the ability for Federated Hermes to use its trade name and logo also can increase expenses for Federated Hermes. There is no guarantee that Federated Hermes' rebranding efforts will be successful. If such losses or events were to occur, it could have a material adverse effect on Federated Hermes' business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows. With increased focus on sustainability, as well as ESG matters, any perceived deficiency in Federated Hermes' policies and practices on these matters can impact Federated Hermes' brand, reputation or stock price, as well as investor preference for Federated Hermes' securities, products, strategies and services, and, accordingly, adversely affect, potentially in a material way, Federated Hermes' stock price and business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows.
Potential Adverse Effects of Unpredictable Events or Consequences (including Covid-19). Like other companies, unpredictable events, such as a natural disaster, pandemic (e.g., the Covid-19 outbreak), war, terrorist attack or other business continuity event, or unexpected market, economic or political developments, could adversely impact Federated Hermes', its products', its customers', and each of their respective service providers' ability to conduct business. Such events or consequences could cause disruptions in economic conditions and markets, governmental processes, system interruption, loss of life, unavailability of personnel, an inability to provide information or services, either at all or in accordance with applicable requirements, standards, or restrictions, and/or additional costs.
A failure in, or disruption to, Federated Hermes' operational systems or infrastructure, including business continuity plans, could adversely affect operations, damage Federated Hermes' reputation and cause Federated Hermes AUM, revenue and earnings to decline. Remote working can stress business processes, such as due diligence of service providers, client onboarding and controls, as well as increase cybersecurity, privacy and digital communications risks. The failure to maintain an infrastructure commensurate with the size and scope of Federated Hermes' business, or the occurrence of a business outage or event outside of Federated Hermes' control (particularly in locations where Federated Hermes has offices), or if Federated Hermes fails to keep business continuity plans up-to-date or if such plans are improperly implemented or deployed during a disruption, Federated Hermes' ability to operate could be adversely impacted which can cause AUM, revenue and earnings to decline or impact Federated Hermes' ability to comply with regulatory obligations leading to reputational harm, regulatory fines and/or sanctions, and impact, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows. Management relies on its employees, systems and business continuity plans, and those relevant service providers, to seek to mitigate such risks, but there can be no guarantee that these mitigation efforts will be successful in whole or in part.
There also can be times when industry databases or other third parties publish or distribute information regarding Federated Hermes, or its products or services (including Federated Hermes Fund asset levels), that might be inaccurate or incomplete, and there can be no assurance that a third party will interpret or report information accurately.
Unpredictable consequences, or side effects, of certain known or planned events, such as the planned phase-out of LIBOR by December 31, 2021 (or, for USD LIBOR by June 30, 2023) and transition to SOFR, SONIA or another alternative interest rate, also could adversely impact Federated Hermes', its products', its customers', and their respective service providers' ability to conduct business. The SEC staff has indicated that the expected discontinuation of LIBOR could have a significant impact on the markets and can present a material risk for certain market participants, including public companies, investment advisors, investment companies and broker/dealers. The phase-out of LIBOR can cause the renegotiation or re-pricing of certain credit facilities, derivatives or other financial transactions to which Federated Hermes, its products, customers or service providers are parties, alter the accounting treatment of certain instruments or transactions, or have other unintended consequences, which, among other effects, could require additional internal and external resources to address, thereby increasing operating expenses. While it is expected that market participants will amend financial instruments referencing LIBOR to include fallback provisions and/or other measures that contemplate the discontinuation of LIBOR or other similar market disruption events, neither the effect of the transition process nor the viability of such measures is known. While market participants have begun transitioning away from LIBOR, there are obstacles to converting certain longer-term securities and transactions to a new benchmark or benchmarks. The effectiveness of multiple alternative reference rates as opposed to one primary reference rate has not been determined, nor has the effectiveness of alternative reference rates used in new or existing financial instruments and products. As market participants transition away from LIBOR, LIBOR's usefulness can deteriorate at any time prior to the deadline for its phase-out. The transition process can lead to increased volatility and illiquidity in markets that currently rely on LIBOR to determine interest rates. LIBOR's deterioration can adversely affect the liquidity and/or market value of securities that use LIBOR as a benchmark interest rate, including securities and other financial instruments held by Federated Hermes or the Federated Hermes Funds. Further, the utilization of an alternative reference rate, or the transition process to an alternative reference rate, can adversely affect Federated Hermes' or the Federated Hermes Funds' performance. As such, there can be no assurance that unpredictable or unexpected events, reports or consequences, or the costs to address such events, inaccurate reports or consequences, would not have a material adverse effect on Federated Hermes' business (including, but not limited to, business prospects), results of operations, financial condition and/or cash flows.
Covid-19. The outbreak of Covid-19 is an unprecedented event that has been, and continues to be, impossible to predict and could have a material adverse effect on Federated Hermes' business, results of operations, financial condition, cash flows and/or stock price. It has led to global travel restrictions, market disruptions, economic uncertainty and recession, which have impacted markets negatively. The collective mitigation response to Covid-19 has resulted in a sharp contraction in many aspects of the U.S. and global economies, tightening liquidity, and increasing volatility and uncertainty in capital and other markets. These effects of Covid-19 have caused, and can continue to cause, a decline in the value of investments and a decline in the value of certain Federated Hermes' AUM, resulting in lower revenue for Federated Hermes. The economic uncertainty and impact of Covid-19 could continue in the short-term or could last for an extended period of time (depending upon, among other factors, the extent to which vaccines are widely disseminated) and result in a continuing or further economic downturn or recession. Health crises caused by outbreaks, such as Covid-19, can exacerbate other pre-existing political, social and economic/market risks.
The overall impact of Covid-19 has negatively affected, and other epidemics and pandemics that arise in the future could negatively affect, the worldwide economy, as well as the economies of individual countries, national, state or local governments, individual companies (including Federated Hermes, its products and service providers) and the market in general in significant, potentially material, and unforeseen ways. For example, market disruptions and other events relating to Covid-19 have caused, and can continue to cause, market volatility, illiquidity in the money market, fixed income or other markets, a decline in interest rates to near zero with the possibility of negative interest rates, a decline in the value of and/or returns on investments, a decline in the value of Federated Hermes' AUM, an increase in the risk of reduction, elimination or clawback of carried interest or performance fees, changes in asset mix, and increased Fee Waivers, which results in lower revenue and earnings for Federated Hermes. The market disruption and other events relating to Covid-19 also can cause impairment of intangible assets (including goodwill) or other assets, among other effects. It is possible that a remote working environment will increase investor comfort with technology, resulting in more online investment or other changes in investor preferences (such as for passive investments over actively managed investments), increased metric-based decision-making and alternative distribution practices. If essential employees, or a significant number of employees, contract Covid-19 and are unable to perform their duties either at all or only in a significantly diminished capacity, the absence of these employees can adversely impact Federated Hermes' ability to continue to remain fully operational and/or to deliver Federated Hermes' investment products and services. A remote working environment also can reduce opportunities for collaboration among employees, increase stress of processes and the risk of errors, increase cyber risk given the increased cyber attack surface stemming from the use of personal devices or non-office or personal technology in a work-from-home environment, prevent utilization of certain processes or practices (such as the inability to use "white rooms" by certain service providers), reduce productivity and efficiency, and create additional risk around "return to the office" arrangements. Any scenario whereby Covid-19, and its resulting effects, persist for any significant period of time can adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition, cash flows and/or stock price. Federated continues to monitor the impact of Covid-19 on its business, operations, financial condition and cash flows.

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 – PROPERTIES
Federated Hermes has material operating leases related to its corporate headquarters where it occupies approximately 259,000 square feet in Pittsburgh, Pennsylvania. Federated Hermes' leased office space is used for its investment management business.
ITEM 3 – LEGAL PROCEEDINGS
The information required by this item is included in Note (21) to the Consolidated Financial Statements.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Federated Hermes' Class B common stock was traded on the NYSE under the symbol FII. Effective February 3, 2020, Class B common stock began trading under the ticker symbol FHI.
The approximate number of beneficial shareholders of Class A and Class B common stock as of February 12, 2021, was 1 and 23,944, respectively. See Item 1A - Risk Factors under the caption Specific Risk Factors - Risks Related to Federated Hermes' Corporate Structure - Status as a Controlled Company for additional information on its Class A common stock.
The following table summarizes stock repurchases under Federated Hermes' share repurchase program during the fourth quarter of 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October[2]	75,700	$21.76	75,000	2,101,755
November	130,000	24.89	130,000	1,971,755
December	310,000	28.75	310,000	1,661,755
Total	515,700	$26.75	515,000	1,661,755
1    In April 2020, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 3.5 million shares of Class B common stock. No other programs existed as of December 31, 2020. See Note (15) to the Consolidated Financial Statements for additional information on this program.
2    In October 2020, 700 shares of Class B common stock with a weighted-average price of $3.00 per share were repurchased as an employee forfeited restricted stock.
See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on Federated Hermes' securities authorized for issuance under equity compensation plans.

Stock Performance Graph
The following performance graph compares the total shareholder return of an investment in Federated Hermes' Class B Common Stock to that of the Standard and Poor's MidCap 400® Index (S&P MidCap 400 Index) and to the S&P 1500 Asset Management & Custody Banks Index for the five-year period ended on December 31, 2020.
The graph assumes that the value of the investment in Class B Common Stock and each index was $100 on December 31, 2015. Total return includes reinvestment of all dividends. As a member of the S&P MidCap 400 Index as of December 31, 2020, Federated Hermes is required to include this comparison. The historical information set forth below is not necessarily indicative of future performance. Federated Hermes does not make or endorse any predictions as to future stock performance.

Comparison of Cumulative Five Year Total Return

$200
$150
$100
$50
2015
2016
2017
2018
2019
2020
Federated Hermes
S&P MidCap 400 Index
S&P 1500 Asset Management & Custody Banks Index

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Federated Hermes	$106.49	$140.84	$107.96	$137.19	$131.99
S&P MidCap 400 Index	$120.74	$140.35	$124.80	$157.49	$179.00
S&P 1500 Asset Management & Custody Banks Index	$110.96	$143.59	$107.50	$135.71	$157.70

ITEM 6 – SELECTED FINANCIAL DATA
The selected consolidated financial data in this item should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data. The selected consolidated financial data (except managed assets) of Federated Hermes for the five years ended December 31, 2020 have been derived from Federated Hermes' audited Consolidated Financial Statements.

(in thousands, except per share data and managed assets)	2020	2019	2018	2017	2016
Statement of Income Data[1,2]
Total Revenue	$1,448,268	$1,326,894	$1,135,677	$1,102,924	$1,143,371
Operating Income	418,151	347,927	330,280	341,508	335,683
Net Income Including the Noncontrolling Interests in Subsidiaries[3,4]	336,022	277,125	222,299	294,901	221,514
Net Income Attributable to Federated Hermes, Inc.[3,4]	326,364	272,339	220,297	291,341	208,919
Share Data Attributable to Federated Hermes, Inc.
Earnings Per Share – Basic[1,5]	$3.25	$2.69	$2.18	$2.87	$2.03
Earnings Per share – Diluted[1,5]	$3.23	$2.69	$2.18	$2.87	$2.03
Cash Dividends Per Share[6]	$2.08	$1.08	$1.06	$1.00	$2.00
Weighted-average Shares Outstanding – Basic	96,419	97,259	96,949	97,411	99,116
Weighted-average Shares Outstanding – Diluted	96,419	97,259	96,949	97,412	99,117
Balance Sheet Data at Period End[1]
Intangible Assets, net and Goodwill	$1,282,020	$1,220,762	$1,149,247	$736,915	$733,137
Total Assets[7]	2,060,839	1,880,131	1,543,683	1,231,410	1,155,107
Long-Term Debt	75,000	100,000	135,000	170,000	165,750
Long-Term Deferred Tax Liability, net	187,937	165,382	148,164	117,620	176,686
Other Long-Term Liabilities[7]	158,472	130,670	39,705	23,563	22,987
Redeemable Noncontrolling Interest in Subsidiaries[1]	236,987	212,086	182,513	30,163	31,362
Federated Hermes, Inc. Shareholders' Equity[6]	1,136,997	1,041,280	857,121	761,215	594,826
Managed Assets[1] (in millions)
As of Period End	$619,430	$575,874	$459,860	$397,570	$365,908
Average for the Period	613,908	509,180	415,388	366,421	362,938
1    On July 2, 2018, Federated Hermes completed the HFML Acquisition, effective as of July 1, 2018.
2    During 2020 and 2016, Voluntary Yield-related Fee Waivers totaled $113.0 million and $87.9 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $98.4 million and $65.8 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $14.6 million and $22.0 million, respectively. See Item 1A - Risk Factors under the caption Specific Risk Factors - Risks Related to Interest Rates and Investment Performance - Potential Adverse Effects of Low Short-Term Interest Rates for additional information on Voluntary Yield-related Fee Waivers.
3    2018 includes a $29.0 million loss related to two derivative financial instruments associated with the HFML Acquisition.
4    2017 includes a $70.4 million reduction to the income tax provision resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act, thereby increasing net income.
5    2017 includes a $0.69 increase to earnings per share resulting from the revaluation of the net deferred tax liability due to the enactment of the Tax Act.
6    2020 and 2016 include a special dividend paid to shareholders of $1.00 per share in each year.
7    Total Assets for 2020 and 2019 include Right-of-Use Assets of $122.1 million and $100.5 million, respectively. Other Long-Term Liabilities for 2020 and 2019 include Long-Term Lease Liabilities of $121.9 million and $107.5 million, respectively.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1- Business, Item 1A - Risk Factors and Item 8 - Financial Statements and Supplementary Data.
General
Federated Hermes is one of the largest investment managers in the U.S. with $619.4 billion in managed assets as of December 31, 2020. The majority of Federated Hermes' revenue is derived from advising Federated Hermes Funds and Separate Accounts in both domestic and international markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) and stewardship and real estate development services. For additional information on Federated Hermes' markets, see Item 1 - Business under the caption Distribution Channels and Product Markets.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based fees that are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated Hermes' revenue is primarily dependent upon factors that affect the value of managed assets, including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated Hermes' investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement. Fee rates for Federated Hermes' services generally vary by asset and service type and may vary based on changes in asset levels. Generally, advisory fees charged for services provided to equity and multi-asset products and strategies are higher than advisory fees charged to fixed-income and alternative/private markets products and strategies, which in turn are higher than advisory fees charged to money market products and strategies. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated Hermes may implement Fee Waivers for competitive reasons such as to maintain certain fund expense ratios, to maintain positive or zero net yields, to meet regulatory requirements or to meet contractual requirements. Since Federated Hermes' products are largely distributed and serviced through financial intermediaries, Federated Hermes pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products and strategies. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds.
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

Business Developments
Covid-19 Pandemic
The outbreak of the Covid-19 respiratory disease was first detected in China in late 2019 and spread internationally in 2020. Covid-19 has resulted in travel bans, closing of borders, changes to the ways in which healthcare workers prepare and deliver services, enhanced monitoring and increased health screenings/testing, increased data analytics, efforts to develop effective vaccines and identify effective therapeutics, enhanced disinfection and contamination procedures, stay-at-home orders, quarantines, cancellations and disruptions to supply chains, workflow operations and customer activity, as well as general concern and uncertainty. Covid-19 also has resulted in economic uncertainty, market volatility, trading halts, market illiquidity and declining and variable stock prices, among other effects. See Item 1A - Risk Factors under the caption General Risk Factors - Other General Risks - Potential Adverse Effects of Unpredictable Events or Consequences (including Covid-19) for additional information regarding the impacts, and potential impacts, resulting from Covid-19.
Policymakers responded to certain apparent and acute economic and market consequences with monetary and fiscal policy actions. Regulators have taken actions focused on facilitating market function and preserving market integrity, as well as providing guidance and relief to market participants affected by Covid-19. See Item 1 - Business under the caption Regulatory Matters for additional information regarding the monetary and fiscal policy actions taken by governmental authorities. While vaccines have been developed and are beginning to be disseminated in various countries, economic, market, regulatory and other uncertainty persists.
As national, state/provincial and local governments have begun to lessen or remove requirements for staying-at-home, quarantining, and travel, as well as other Covid-19 imposed restrictions, a new variant of Covid-19 was first identified in the UK, and later in the U.S., a second variant was identified in South Africa and a third variant was identified in Brazil. These variants are reportedly more contagious and potentially more deadly than the initial strain. Certain jurisdictions (particularly in the U.S. and the UK) also have seen a spike in the number of diagnosed Covid-19 cases and hospitalizations. These new variants and spikes have resulted in the re-imposition of certain Covid-19 restrictions, although in many cases not to the extent of those initially imposed. As a result, while certain governments are taking action to open economies, economic uncertainty and market volatility has continued, but in many cases not to the degree initially seen in late first quarter and early second quarter 2020.
Federated Hermes has not instituted its business continuity plans in its U.S. offices as there has not been a significant disruption of its business processes, allowing it to remain fully operational and to continue to provide services to its customers. Federated Hermes' London office, which includes the international business of Federated Hermes, did implement its business continuity plans on March 20, 2020 to support the transition to a remote working environment per the advice of the UK's government and regulators.
Federated Hermes designated an internal task force (which continues to meet regularly) to address events related to Covid-19 that have impacted or that can impact Federated Hermes' business. Federated Hermes also implemented a number of other prudent steps to provide for the safety of our employees, to seek to ensure the resiliency of Federated Hermes' business and to keep our customers informed through the related market volatility. For example, Federated Hermes is complying with the requirements applicable to Federated Hermes under relevant Federal and state government orders, as well as the requirements applicable to Federated Hermes under the CDC's and state health departments' guidance and enhanced disinfection and decontamination procedures. These steps continue to be implemented, reviewed and, in certain cases, revised or enhanced. Technology investments in laptops for employees, expanded internet bandwidth, and new video conferencing and collaboration software have allowed Federated Hermes to remain fully operational while implementing remote working arrangements, supporting physical distancing, and continuing to deliver Federated Hermes' investment products and services to customers, while at the same time taking steps to safeguard the health and safety of employees. Among other actions, Federated Hermes has taken the following steps:
•As a result of a travel advisory issued by the CDC, the company instituted a travel ban to certain countries, including those designated as high risk by the CDC on February 27, 2020. Federated Hermes now recommends to employees that they follow national, state/provincial, local and CDC recommendations for self-quarantining and testing after travel.
•No commercial air travel occurred in the second quarter of 2020. Limited hotel and car rental reservations resumed in June 2020 and continued throughout the remaining months of 2020. Limited commercial air travel re-commenced in the third quarter of 2020. Commercial air travel in the fourth quarter of 2020 was also minimal.

•While Federated Hermes' U.S. offices remain open, and limited, physically distanced, in-person meetings have begun to occur more frequently, remote working arrangements continue to be implemented for much of our global workforce with approximately 95 percent of Federated Hermes' employees working from home successfully. Federated Hermes has increased usage and reliance on virtual meeting tools and prioritized the deployment of additional equipment and technology to provide enhanced remote-work options.
•Federated Hermes Fund Board meetings held in August and November 2020 were held in person as well as via teleconference allowing those who preferred to participate remotely to do so. Federated Hermes held the May 2020 Federated Hermes Fund Board meetings, via teleconference, rather than in person. Federated Hermes had previously held its April 2020 annual shareholder meeting via teleconference and plans to hold its April 2021 annual shareholder meeting in the same manner. Offshore fund and subsidiary board meetings are being held via telephone or video conference.
•Federated Hermes has continued to on-board new hires, shipping necessary equipment to them and conducting training remotely.
•Federated Hermes investment professionals and strategists are frequently publishing fresh content to the Insights section of Federated Hermes' website offering customers unique perspectives during these difficult markets.
Federated Hermes is also prepared to continue to implement a variety of other strategies to ensure the resiliency of our business. Examples include transferring processes to alternate personnel, prioritizing technology resources to service critical processing, and leveraging service providers and counterparties for the most efficient delivery of services. In addition to the implementation of advanced cleaning protocols and other measures, Federated Hermes has made provisions for hand sanitizer stations and is encouraging everyone to take standard precautions such as physically distancing, washing their hands with soap and water, wearing face masks, avoiding shaking hands and staying home if sick. Federated Hermes is evaluating options and considering details of its plans for when and how to bring more employees back to our offices. For example, Federated Hermes developed and implemented a series of return to the office protocols intended to assure employees that Federated Hermes is taking the safety and well-being of our employees seriously as more employees begin to return to the office. The company plans to take a measured approach that involves implementing procedures aimed at safeguarding employee health while continuing to provide a high level of client service. Federated Hermes expects those procedures and related timelines to vary by location in order to meet local regulatory guidelines and support community health practices. As of December 31, 2020, Federated Hermes has advised its employees that it is delaying a significant return to the office for U.S. employees until mid- to late-April 2021. In the UK, in accordance with government guidance, Federated Hermes' London office remains open only for those employees who are unable to work from home and will continue to be limited until government guidance is updated.
Federated Hermes continues to monitor the ongoing global health situation through contact with the CDC, the SEC, the World Health Organization and the Securities Industry and Financial Markets Association (SIFMA), a financial services industry trade association, among others. As of December 31, 2020, while Federated Hermes' stock price has fluctuated and been lower than it was at the beginning of 2020 prior to Covid-19 amidst the volatility in stock prices on major exchanges, and Federated Hermes' business operations have had to adapt to a remote working environment, Covid-19 has not materially affected Federated Hermes' financial condition or cash flows. See Item 1A - Risk Factors under the caption General Risk Factors - Other General Risks - Potential Adverse Effects of Unpredictable Events or Consequences (including Covid-19) for information regarding the risks to Federated Hermes presented by Covid-19.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of Covid-19, FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Beginning in the first quarter 2020, Federated Hermes began to implement Voluntary Yield-related Fee Waivers. These Voluntary Yield-related Fee Waivers have been partially offset by related reductions in distribution expense as a result of Federated Hermes' mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. For the year ended December 31, 2020, Voluntary Yield-related Fee Waivers totaled $113.0 million. These fee waivers were partially offset by related reductions in distribution expenses of $98.4 million, such that the net negative pre-tax impact to Federated Hermes was $14.6 million.
Assuming asset levels and mix remain constant and based on recent and expected market conditions, including potential additional government measures to further stimulate the economy, Voluntary Yield-related Fee Waivers for the first quarter of 2021 may result in a negative pre-tax impact on income of approximately $14 million. While the level of these fee waivers is impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these fee waivers. The actual amount of future Voluntary Yield-related Fee Waivers and the resulting negative impact of these fee waivers could vary significantly from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, changes in yields on instruments available for purchase by the money market funds, changes due to the level of government measures to further stimulate the economy which could result in the issuance of additional Treasury debt instruments, actions by the FOMC, the U.S. Department of Treasury, the SEC, FSOC and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties, Federated Hermes' willingness to continue the Voluntary Yield-related Fee Waivers and changes in the extent to which the impact of these fee waivers is shared by any one or more third parties.
Current Regulatory Environment
Federated Hermes and its investment management business are subject to extensive regulation both within and outside the U.S. Federated Hermes and its products, such as the Federated Hermes Funds, and strategies are subject to: federal securities laws, principally the 1933 Act, the 1934 Act, the 1940 Act and the Advisers Act; state laws regarding securities fraud and registration; regulations or other rules promulgated by various regulatory authorities, self-regulatory organizations or exchanges; and foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. See Item 1 - Business under the caption Regulatory Matters and Item 1A - Risk Factors under the caption General Risk Factors - Regulatory and Legal Risks - Potential Adverse Effects of Changes in Laws, Regulations and Other Rules for additional information.

Asset Highlights
Managed Assets at Period End

in millions as of December 31,	2020	2019	2020 vs. 2019
By Asset Class
Equity	$91,788	$89,011	3%
Fixed-Income	84,277	69,023	22
Alternative / Private Markets[1]	19,084	18,102	5
Multi-Asset	3,948	4,199	(6)
Total Long-Term Assets	199,097	180,335	10
Money Market	420,333	395,539	6
Total Managed Assets	$619,430	$575,874	8%

By Product Type
Funds:
Equity	$54,312	$48,112	13%
Fixed-Income	53,557	44,223	21
Alternative / Private Markets[1]	12,100	11,389	6
Multi-Asset	3,744	4,000	(6)
Total Long-Term Assets	123,713	107,724	15
Money Market	301,855	286,612	5
Total Fund Assets	425,568	394,336	8
Separate Accounts:
Equity	37,476	40,899	(8)
Fixed-Income	30,720	24,800	24
Alternative / Private Markets	6,984	6,713	4
Multi-Asset	204	199	3
Total Long-Term Assets	75,384	72,611	4
Money Market	118,478	108,927	9
Total Separate Account Assets	193,862	181,538	7
Total Managed Assets	$619,430	$575,874	8%
1    The balance at December 31, 2019 includes $8.2 billion of fund assets managed by a previously non-consolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (3) to the Consolidated Financial Statements for additional information.

Average Managed Assets

in millions for the years ended December 31,	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
By Asset Class
Equity	$80,591	$81,212	$70,680	(1)%	15%
Fixed-Income	74,403	65,375	63,454	14	3
Alternative / Private Markets[1]	18,206	17,896	9,397	2	90
Multi-Asset	3,813	4,192	4,764	(9)	(12)
Total Long-Term Assets	177,013	168,675	148,295	5	14
Money Market	436,895	340,505	267,093	28	27
Total Average Managed Assets	$613,908	$509,180	$415,388	21%	23%

By Product Type
Funds:
Equity	$45,585	$42,712	$36,984	7%	15%
Fixed-Income	46,899	41,938	40,952	12	2
Alternative / Private Markets[1]	11,424	11,317	5,784	1	96
Multi-Asset	3,622	4,003	4,554	(10)	(12)
Total Long-Term Assets	107,530	99,970	88,274	8	13
Money Market	324,490	238,876	182,828	36	31
Total Average Fund Assets	432,020	338,846	271,102	27	25
Separate Accounts:
Equity	35,006	38,500	33,696	(9)	14
Fixed-Income	27,504	23,437	22,502	17	4
Alternative / Private Markets	6,782	6,579	3,613	3	82
Multi-Asset	191	189	210	1	(10)
Total Long-Term Assets	69,483	68,705	60,021	1	14
Money Market	112,405	101,629	84,265	11	21
Total Average Separate Account Assets	181,888	170,334	144,286	7	18
Total Average Managed Assets	$613,908	$509,180	$415,388	21%	23%
1    The average for the year ended December 31, 2019 includes $8.2 billion of average fund assets managed by a previously non-consolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (3) to the Consolidated Financial Statements for additional information.

Changes in Equity Fund and Separate Account Assets

in millions for the years ended December 31,	2020	2019
Equity Funds
Beginning Assets	$48,112	$36,584
Sales	14,457	12,380
Redemptions	(15,675)	(11,757)
Net Sales (Redemptions)	(1,218)	623
Net Exchanges	(64)	181
Acquisitions	0	2,191
Impact of Foreign Exchange[1]	509	54
Market Gains and (Losses)[2]	6,973	8,479
Ending Assets	$54,312	$48,112
Equity Separate Accounts
Beginning Assets	$40,899	$35,913
Sales[3]	6,006	7,842
Redemptions[3]	(11,046)	(10,037)
Net Sales (Redemptions)[3]	(5,040)	(2,195)
Net Exchanges	(6)	0
Acquisitions/(Dispositions)	(71)	53
Impact of Foreign Exchange[1]	686	(82)
Market Gains and (Losses)[2]	1,008	7,210
Ending Assets	$37,476	$40,899
Total Equity
Beginning Assets	$89,011	$72,497
Sales[3]	20,463	20,222
Redemptions[3]	(26,721)	(21,794)
Net Sales (Redemptions)[3]	(6,258)	(1,572)
Net Exchanges	(70)	181
Acquisitions/(Dispositions)	(71)	2,244
Impact of Foreign Exchange[1]	1,195	(28)
Market Gains and (Losses)[2]	7,981	15,689
Ending Assets	$91,788	$89,011
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

Changes in Fixed-Income Fund and Separate Account Assets

in millions for the years ended December 31,	2020	2019
Fixed-Income Funds
Beginning Assets	$44,223	$40,490
Sales	29,453	16,730
Redemptions	(22,564)	(16,311)
Net Sales (Redemptions)	6,889	419
Net Exchanges	(16)	(98)
Acquisitions	0	450
Impact of Foreign Exchange[1]	129	72
Market Gains and (Losses)[2]	2,332	2,890
Ending Assets	$53,557	$44,223

Fixed-Income Separate Accounts
Beginning Assets	$24,800	$22,668
Sales[3,4]	7,830	4,694
Redemptions[3,4]	(3,574)	(5,232)
Net Sales (Redemptions)[3,4]	4,256	(538)
Net Exchanges	1	(110)
Acquisitions/(Dispositions)	(1)	0
Impact of Foreign Exchange[1]	61	(12)
Market Gains and (Losses)[2,4]	1,603	2,792
Ending Assets	$30,720	$24,800

Total Fixed-Income
Beginning Assets	$69,023	$63,158
Sales[3,4]	37,283	21,424
Redemptions[3,4]	(26,138)	(21,543)
Net Sales (Redemptions)[3,4]	11,145	(119)
Net Exchanges	(15)	(208)
Acquisitions/(Dispositions)	(1)	450
Impact of Foreign Exchange[1]	190	60
Market Gains and (Losses)[2,4]	3,935	5,682
Ending Assets	$84,277	$69,023
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
4    For one fixed-income Separate Account, Sales, Redemptions, Net Sales (Redemptions) and Market Gains and (Losses) were previously incorrectly reported for the quarters ended March 31, 2020 and June 30, 2020. Total assets were reported correctly and are not impacted. The nine months ended September 30, 2020 included corrections that increased Redemptions by $390 million and decreased Sales by $1.1 billion, with the offset increasing Market Gains and (Losses) by $1.5 billion.

Changes in Alternative / Private Markets Fund and Separate Account Assets

in millions for the years ended December 31,	2020	2019
Alternative / Private Markets Funds[1]
Beginning Assets	$11,389	$11,365
Sales	2,277	1,062
Redemptions	(2,047)	(1,721)
Net Sales (Redemptions)	230	(659)
Net Exchanges	(4)	(65)
Impact of Foreign Exchange[2]	400	430
Market Gains and (Losses)[3]	85	318
Ending Assets	$12,100	$11,389

Alternative / Private Markets Separate Accounts
Beginning Assets	$6,713	$6,953
Sales[4]	563	381
Redemptions[4]	(568)	(738)
Net Sales (Redemptions)[4]	(5)	(357)
Acquisitions	452	0
Impact of Foreign Exchange[2]	215	264
Market Gains and (Losses)[3]	(391)	(147)
Ending Assets	$6,984	$6,713

Total Alternative / Private Markets[1]
Beginning Assets	$18,102	$18,318
Sales[4]	2,840	1,443
Redemptions[4]	(2,615)	(2,459)
Net Sales (Redemptions)[4]	225	(1,016)
Net Exchanges	(4)	(65)
Acquisitions	452	0
Impact of Foreign Exchange[2]	615	694
Market Gains and (Losses)[3]	(306)	171
Ending Assets	$19,084	$18,102
1    The balance at December 31, 2019 includes $8.2 billion of fund assets managed by a previously non-consolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (3) to the Consolidated Financial Statements for additional information.
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

Changes in Multi-Asset Fund and Separate Account Assets

in millions for the years ended December 31,	2020	2019
Multi-Asset Funds
Beginning Assets	$4,000	$3,920
Sales	214	317
Redemptions	(688)	(864)
Net Sales (Redemptions)	(474)	(547)
Net Exchanges	(19)	55
Acquisitions	0	11
Market Gains and (Losses)[1]	237	561
Ending Assets	$3,744	$4,000

Multi-Asset Separate Accounts
Beginning Assets	$199	$173
Sales[2]	27	15
Redemptions[2]	(36)	(29)
Net Sales (Redemptions)[2]	(9)	(14)
Net Exchanges	(1)	0
Impact of Foreign Exchange[3]	1	0
Market Gains and (Losses)[1]	14	40
Ending Assets	$204	$199

Total Multi-Asset
Beginning Assets	$4,199	$4,093
Sales[2]	241	332
Redemptions[2]	(724)	(893)
Net Sales (Redemptions)[2]	(483)	(561)
Net Exchanges	(20)	55
Acquisitions	0	11
Impact of Foreign Exchange[3]	1	0
Market Gains and (Losses)[1]	251	601
Ending Assets	$3,948	$4,199
1    Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
2    For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.
3    Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

Changes in Total Long-Term Assets

in millions for the years ended December 31,	2020	2019
Total Long-Term Fund Assets[1]
Beginning Assets	$107,724	$92,359
Sales	46,401	30,489
Redemptions	(40,974)	(30,653)
Net Sales (Redemptions)	5,427	(164)
Net Exchanges	(103)	73
Acquisitions	0	2,652
Impact of Foreign Exchange[2]	1,038	556
Market Gains and (Losses)[3]	9,627	12,248
Ending Assets	$123,713	$107,724

Total Long-Term Separate Accounts Assets
Beginning Assets	$72,611	$65,707
Sales[4,5]	14,426	12,932
Redemptions[4,5]	(15,224)	(16,036)
Net Sales (Redemptions)[4,5]	(798)	(3,104)
Net Exchanges	(6)	(110)
Acquisitions/(Dispositions)	380	53
Impact of Foreign Exchange[2]	963	170
Market Gains and (Losses)[3,5]	2,234	9,895
Ending Assets	$75,384	$72,611

Total Long-Term Assets[1]
Beginning Assets	$180,335	$158,066
Sales[4,5]	60,827	43,421
Redemptions[4,5]	(56,198)	(46,689)
Net Sales (Redemptions)[4,5]	4,629	(3,268)
Net Exchanges	(109)	(37)
Acquisitions/(Dispositions)	380	2,705
Impact of Foreign Exchange[2]	2,001	726
Market Gains and (Losses)[3,5]	11,861	22,143
Ending Assets	$199,097	$180,335
1    The balance at December 31, 2019 includes $8.2 billion of fund assets managed by a previously non-consolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (3) to the Consolidated Financial Statements for additional information.
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
5    For one fixed-income Separate Account, Sales, Redemptions, Net Sales (Redemptions) and Market Gains and (Losses) were previously incorrectly reported for the quarters ended March 31, 2020 and June 30, 2020. Total assets were reported correctly and are not impacted. The nine months ended September 30, 2020 included corrections that increased Redemptions by $390 million and decreased Sales by $1.1 billion, with the offset increasing Market Gains and (Losses) by $1.5 billion.

Changes in Federated Hermes' average asset mix year-over-year across both asset classes and product types have a direct impact on Federated Hermes' operating income. Asset mix impacts Federated Hermes' total revenue due to the difference in the fee rates earned on each asset class and product type per invested dollar and certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size of the customer relationship. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset class and product type over the last three years:

	Percent of Total Average Managed Assets			Percent of Total Revenue
	2020	2019	2018	2020	2019	2018
By Asset Class
Money Market	71%	67%	64%	40%	40%	37%
Equity	13%	16%	17%	38%	40%	41%
Fixed-Income	12%	13%	16%	13%	14%	16%
Alternative / Private Markets	3%	3%	2%	6%	3%	2%
Multi-Asset	1%	1%	1%	2%	2%	3%
Other	0%	0%	0%	1%	1%	1%
By Product Type
Funds:
Money Market	53%	47%	44%	37%	37%	34%
Equity	7%	8%	9%	29%	30%	31%
Fixed-Income	8%	8%	10%	11%	12%	14%
Alternative / Private Markets	2%	2%	1%	3%	1%	1%
Multi-Asset	1%	1%	1%	2%	2%	3%
Other	0%	0%	0%	0%	0%	0%
Separate Accounts:
Money Market	18%	20%	20%	3%	3%	3%
Equity	6%	8%	8%	9%	10%	10%
Fixed-Income	4%	5%	6%	2%	2%	2%
Alternative / Private Markets	1%	1%	1%	3%	2%	1%
Multi-Asset	0%	0%	0%	0%	0%	0%
Other	0%	0%	0%	1%	1%	1%
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
Average managed assets increased 21% for 2020 as compared to 2019. Period-end managed assets increased 8% at December 31, 2020 as compared to December 31, 2019 primarily due to an increase in money market assets and, to a lesser extent, an increase in fixed-income assets. Total average money market assets increased 28% for 2020 compared to 2019. Period-end money market assets increased 6% at December 31, 2020 as compared to December 31, 2019. Average equity assets decreased 1% for 2020 as compared to 2019. Period-end equity assets increased 3% at December 31, 2020 as compared to December 31, 2019 primarily due to market appreciation, partially offset by net redemptions. Average fixed income assets increased 14% for 2020 as compared to 2019. Period-end fixed-income assets increased 22% at December 31, 2020 as compared to December 31, 2019, primarily due to net sales and market appreciation. Even though 2020 was a presidential election year, market activity was dominated by the Covid-19 pandemic. Its near simultaneous arrival around the world in the first quarter of 2020 pushed the global economy into recession, spurring a steep sell-off in risk assets, pushing the equity markets into a bear market at the fastest pace in history and challenging credit markets as investors flocked to U.S. Treasuries and cash. The Fed and Congress responded with unprecedented monetary and fiscal stimulus, actions mirrored by policymakers the world over, helping to stem the economic slide and boost risk assets on expectations for stronger economic growth and earnings. By year's end, the domestic equity markets were setting new highs, with the technology-laden Nasdaq Composite Index returning 44.92% for the year ended December 31, 2020, the S&P 500 rising 18.40% and the Dow Jones Industrial Average climbing 9.72%. In fixed-income, the 10-year Treasury yield plunged 128 basis points in the first quarter on pandemic worries before settling into a narrow trading range through summer and fall before drifting higher to end 2020 at 0.92%, a percentage point below where it started the year. After the FOMC dropped its federal funds target range in March to 0-0.25%, short-term rates remained anchored at historic lows on the central bank's pledge to hold benchmark rates near zero-bound through at least 2022 or until average inflation hits and holds at 2%.
For an explanation of the changes in managed assets at December 31, 2019 compared to December 31, 2018 and changes in average managed assets for 2019 as compared to 2018, see Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2019, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Asset Highlights.
Results of Operations
For an explanation of changes for 2019 as compared to 2018, see Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2019, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Results of Operations.
Revenue. Revenue increased $121.4 million in 2020 as compared to 2019 primarily due to (1) an increase in money market revenue of $41.5 million primarily due to higher average money market assets (includes a decrease in revenue related to $113.0 million in Voluntary Yield-related Fee Waivers) (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact), (2) an increase in alternative/private market revenue of $33.0 million primarily due to the revenue of a previously nonconsolidated entity being recorded in operating revenue beginning in March 2020, (3) an increase in equity revenue of $18.6 million due to a change in the mix of average assets, (4) an increase in fixed-income revenue of $16.8 million due to higher average assets and (5) an increase in performance fees of $15.6 million.
Federated Hermes' ratio of revenue to average managed assets for 2020 was 0.23% as compared to 0.26% for 2019. The decrease in the rate was primarily due to the reduction of revenue from Voluntary Yield-related Fee Waivers and the result of a lower proportion of revenue earned on average equity assets during 2020 as compared to 2019.
Operating Expenses. Total operating expenses for 2020 increased $51.2 million compared to 2019. Compensation and Related expense increased $61.3 million in 2020 as compared to 2019 primarily related to (1) an increase in incentive compensation of $28.2 million driven primarily by sales efforts and investment management performance and (2) a $23.7 million increase due to the activity related to first quarter 2020 acquisitions being included in the Consolidated Financial Statements. Distribution expense decreased $22.3 million primarily related to $98.4 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact), partially offset by an increase in distribution expense of $80.2 million due to higher average money market fund assets. Systems and Communications expense increased $11.7 million in 2020 compared to 2019 primarily related to $7.3 million due to increased market data services. Professional Service Fees expense increased $11.4 million primarily due to technology-related projects. Travel and Related expenses decreased $12.1 million due to decreased travel during the year as a result of Covid-19.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net, increased $10.6 million in 2020 as compared to 2019. The increase is primarily due to (1) an increase of $13.1 million to Gain (Loss) on Securities, net due primarily to an increase in the market value of investments, and (2) a $7.5 million gain recorded in Nonoperating Income (Expenses) - Other, net from a fair value adjustment to the equity investment of a previously nonconsolidated entity recorded in the first quarter of 2020. These increases were partially offset by a decrease of $10.6 million related to the income of this previously nonconsolidated entity no longer being recorded in Nonoperating Income (Expenses) - Other, net beginning in March 2020.
Income Taxes. The income tax provision for 2020 and 2019 was $110.0 million and $88.1 million, respectively. The provision for 2020 increased $21.9 million as compared to 2019 primarily due to higher income before income taxes as a result of the changes in revenues, operating expenses and nonoperating income (expenses) noted above. The effective tax rate was 24.7% for 2020 and 24.1% for 2019. See Note (16) to the Consolidated Financial Statements for additional information on the effective tax rate, as well as other tax disclosures.
Net Income Attributable to Federated Hermes, Inc. Net income increased $54.0 million in 2020 as compared to 2019 primarily as a result of the changes in revenue, operating expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for 2020 increased $0.54 as compared to 2019 primarily due to increased net income.

Liquidity and Capital Resources
Liquid Assets. At December 31, 2020, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $432.5 million as compared to $359.1 million at December 31, 2019. The change in liquid assets is discussed below.
At December 31, 2020, Federated Hermes' liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and certain other countries subject to economic sanctions. Federated Hermes' experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $231 million), that meet the requirement of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes' credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $373.2 million for 2020 as compared to $334.9 million for 2019. The increase of $38.3 million was primarily due to (1) an increase in cash received related to the $121.4 million increase in revenue previously discussed less $11.8 million in accrued performance fees at December 31, 2020, (2) a decrease in cash paid related to the $22.3 million decrease in Distribution expense previously discussed and (3) a decrease of $13.5 million in cash paid for trading securities as compared to 2019. These increases were partially offset by (1) an increase of $30.7 million in cash paid for incentive compensation for the year ended December 31, 2020 as compared to 2019, (2) an increase of $26.1 million in cash paid for taxes primarily due to higher taxable income for the year ended December 31, 2020 as compared to 2019 and (3) an increase in cash paid related to the $23.7 million increase in compensation expense related to first quarter 2020 acquisitions.
Cash Used by Investing Activities. In 2020, net cash used by investing activities was $24.8 million which primarily represented $25.5 million paid for purchases of Investments—Affiliates and Other and $13.5 million paid for property and equipment, partially offset by $11.5 million in cash received from redemptions of Investments—Affiliates and Other.
Cash Used by Financing Activities. In 2020, net cash used by financing activities was $295.1 million. Of this amount, Federated Hermes paid $207.8 million or $2.08 per share in dividends to holders of its common shares, paid $125.0 million in connection with its debt obligations and paid $66.8 million to repurchase shares of Class B common stock primarily in connection with its stock repurchase program (see Note (15) to the Consolidated Financial Statements for additional information). This activity was partially offset by $100.0 million borrowed from Federated Hermes' revolving credit facility.
Borrowings. In 2017, Federated Hermes entered into an unsecured Third Amended and Restated Credit Agreement by and among Federated Hermes, certain of its subsidiaries as guarantors party thereto, a syndicate of ten banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and TD Bank, N.A. as documentation agent (Credit Agreement). The Credit Agreement consists of a $375 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of December 31, 2020, Federated Hermes has $300 million available to borrow under the Credit Agreement. See Note (12) to the Consolidated Financial Statements for additional information.
The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the year ended December 31, 2020. An interest coverage ratio of at least 4 to 1 is required and, as of December 31, 2020, Federated Hermes' interest coverage ratio was 223 to 1. A leverage ratio of no more than 3 to 1 is required and, as of December 31, 2020, Federated Hermes' leverage ratio was 0.16 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.

Dividends. Cash dividends of $207.8 million, $109.1 million and $106.9 million were paid in 2020, 2019 and 2018 respectively, to holders of Federated Hermes common stock. Of the amount paid in 2020, $99.3 million represented a $1.00 per share special dividend paid in the fourth quarter. All dividends were considered ordinary dividends for tax purposes.
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
On January 28, 2021, the board of directors declared a $0.27 per share dividend. The dividend was payable to shareholders of record as of February 5, 2021, resulting in $26.8 million being paid on February 12, 2021.
After evaluating Federated Hermes' existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs.
Financial Position
The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations. This discussion excludes certain material fluctuations primarily due to the HCL Acquisition. See Note (3) to the Consolidated Financial Statements for additional information.
Investments—Consolidated Investment Companies at December 31, 2020 increased $26.8 million from December 31, 2019 primarily due to (1) an increase of $15.2 million due to the consolidation of two variable interest entities (VIE) and a voting rights entity (VRE) during 2020, (2) an increase of $15.0 million related to net purchases in existing consolidated products and (3) an increase of $12.6 million of market appreciation for existing consolidated products, partially offset by a $16.0 million decrease related to the deconsolidation of a VRE and the liquidation of a VIE during the first half of 2020.
Investments—Affiliates and Other at December 31, 2020 increased $18.7 million from December 31, 2019 primarily due to net purchases of $9.0 million, an increase of $5.9 million of market appreciation and the deconsolidation of a VRE in the first half of 2020 which reclassified Federated Hermes' investment of $2.5 million into Investments—Affiliates and Other.
Right-of-Use Assets, net at December 31, 2020 increased $21.6 million from December 31, 2019 and Long-Term Lease Liabilities at December 31, 2020 increased $14.4 million from December 31, 2019 primarily due to a new lease for office space in London.
Accrued Compensation and Benefits at December 31, 2020 increased $33.2 million from December 31, 2019 primarily due to 2020 incentive compensation accruals recorded at December 31, 2020 ($134.5 million), partially offset by the 2019 accrued annual incentive compensation being paid in the first quarter of 2020 ($107.0 million).
Long-Term Deferred Tax Liability, net at December 31, 2020 increased $22.6 million from December 31, 2019 primarily due to certain tax amortization deductions being in excess of book amortization ($7.9 million) and an increase in intangible assets associated with first quarter 2020 acquisitions ($5.5 million).
Off-Balance Sheet Arrangements
As of December 31, 2020 and 2019, Federated Hermes did not have any material off-balance sheet arrangements.

Contractual Obligations
The following table presents, as of December 31, 2020, Federated Hermes' significant minimum noncancelable contractual obligations by payment date. The payments represent amounts contractually due to the recipient and do not include any carrying value adjustments. Further discussion of the nature of each obligation is included below the table.

	Payments Due in
in millions	2021	2022-2023	2024-2025	After 2025	Total
Long-Term Debt Obligations	$0.0	$75.0	$0.0	$0.0	$75.0
Operating Lease Obligations	19.8	40.5	33.6	63.1	157.0
Purchase Obligations	33.3	17.4	6.9	5.8	63.4
Other Obligations	2.5	0.7	0.0	0.0	3.2
Total	$55.6	$133.6	$40.5	$68.9	$298.6
Long-Term Debt Obligations. Outstanding principal is to be paid no later than the expiration date of the Credit Agreement. Amount includes principal only. The interest is variable, based on LIBOR plus a 112.5 basis point spread, in accordance with the Credit Agreement. Assuming management's current plan for repayment of the Credit Agreement and LIBOR as of December 31, 2020, Federated Hermes' interest payments are estimated to be $0.8 million and $0.2 million for 2021 and 2022, respectively. Any changes in future cash needs can impact the projected repayment schedule. As such, management's repayment plan is subject to change at management's discretion, which may impact the estimated interest payments. See Note (12) to the Consolidated Financial Statements for additional information.
Operating Lease Obligations. See Note (18) to the Consolidated Financial Statements for additional information.
Purchase Obligations. Federated Hermes is a party to various contracts pursuant to which it receives certain services, including services for marketing and information technology, access to various fund-related information systems and research databases, trade order transmission and recovery services as well as other services. These contracts contain certain minimum noncancelable payments, cancellation provisions and renewal terms. The contracts require payments through the year 2027. Costs for such services are expensed as incurred.
Variable Interest Entities
Federated Hermes is involved with various entities in the normal course of business that may be deemed to be VIEs. Federated Hermes determined that it was the primary beneficiary of certain Federated Hermes Fund VIEs and, as a result, consolidated the assets, liabilities and operations of these VIEs in its Consolidated Financial Statements. See Note (6) to the Consolidated Financial Statements for more information.
Recent Accounting Pronouncements
For a complete list of new accounting standards applicable to Federated Hermes, see Note (2) to the Consolidated Financial Statements.
Critical Accounting Policies
Federated Hermes' Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management continually evaluates the accounting policies and estimates it uses to prepare the Consolidated Financial Statements. In general, management's estimates are based on historical experience, information from third-party professionals and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from those estimates made by management and those differences may be material.
Of the significant accounting policies described in Note (1) to the Consolidated Financial Statements, management believes that its policies regarding accounting for asset acquisitions and business combinations, goodwill and intangible assets and HFML redeemable noncontrolling interest involves a higher degree of judgment and complexity.

Asset Acquisitions and Business Combinations. Federated Hermes performs an analysis to determine whether a transaction meets the definition of a business under U.S. GAAP. When determining whether a set of assets and activities constitute a business, management considers whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, these assets and activities do not meet the definition of a business and the transaction is accounted for as an asset acquisition. If not met, management then evaluates whether these assets and activities meet the requirement of a business including, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If these assets and activities do not meet these requirements, the transaction is accounted for as an asset acquisition.
A transaction that does not meet the definition of a business is accounted for as an asset acquisition. Asset acquisitions are accounted for using a cost accumulation and allocation method where the cost of the transaction is allocated on a relative fair value basis to the qualifying assets acquired and liabilities assumed on the acquisition date. The cost of the transaction includes both the consideration transferred to the seller and any direct transaction costs incurred. The primary asset acquired in previous asset acquisitions has been the rights to manage fund assets. The rights to manage fund assets is an intangible asset valued using the excess earnings method, under the income approach, which estimates fair value by quantifying the amount of discounted cash flows generated by the asset. No goodwill is recognized in an asset acquisition.
A transaction that meets the definition of a business is accounted for as a business combination under the acquisition method of accounting. The consideration transferred to the seller in a business combination is measured at fair value and calculated as the sum of the acquisition date fair values of the assets transferred by Federated Hermes, the liabilities incurred by Federated Hermes from the seller and any equity interests issued by Federated Hermes. Direct transaction costs are expensed as incurred in a business combination. Results of operations of an acquired business are included in Federated Hermes' results from the date of acquisition.
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
For both asset acquisitions and business combinations, the significant assumptions used in the valuation of the intangible assets acquired typically include: (1) the asset's estimated useful life; (2) projected AUM; (3) projected revenue growth rates;(4) projected pre-tax profit margins; (5) tax rates; (6) discount rates and (7) in the case of a trade name valuation, a royalty rate. Federated Hermes has determined that certain acquired assets, primarily certain rights to manage fund assets and trade names, have indefinite useful lives. In reaching this conclusion, management considered the acquired assets' legal, regulatory and agreed-upon provisions, the highest and best use of the asset, the level of cost and effort required in agreed-upon renewals, and the effects of obsolescence, demand, competition and other economic factors that could impact the assets' fair value. Management estimates a rate of change for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset and incremental operating expenses of the acquired asset are generally based on agreed-upon terms, average market participant data and historical experience. The assumptions for tax rates are based on current and projected rates. The discount rates are estimated at the current market rate of return. The royalty rate is estimated after consideration of comparable third-party royalty rate licensing agreements, pre-tax profit margins and the age and importance of the trade name. Given the complexity and judgment involved in accounting for asset acquisitions and business combinations, management may utilize the services of an independent valuation expert to assist in this process.
Goodwill and Intangible Assets. The process of determining the amount of goodwill and the fair value of identifiable intangible assets at the date of acquisition requires significant management estimates and judgment. If subsequent changes in these assumptions differ significantly from those used in the initial valuation, the goodwill and/or intangible asset amounts recorded in the financial statements could be subject to possible impairment. In addition, finite-lived intangible assets could require an acceleration in amortization expense. These adjustments could have a material adverse effect on Federated Hermes' business, results of operations and financial condition.
Goodwill is reviewed for impairment annually as of June 30, or when indicators of a potential impairment exist. Federated Hermes has a single reporting unit, consistent with Federated Hermes' single operating segment, to which all goodwill has been assigned. Federated Hermes first performs a qualitative analysis and considers various factors including macroeconomic and entity-specific considerations, industry and market conditions, and overall financial performance. A quantitative impairment test is performed if there are indications that it is more likely than not that the fair value of the reporting unit is less than its carrying value. At December 31, 2020, Federated Hermes had $800.3 million in goodwill recorded on its Consolidated Balance Sheets. No impairments were recorded during the years ended December 31, 2020, 2019 or 2018.
Indefinite-lived intangible assets are reviewed for impairment at the accounting unit level annually as of October 1, or when indicators of a potential impairment exist. Management may use a qualitative or quantitative approach which requires the weighting of positive and negative evidence collected through the consideration of various factors to determine whether it is more likely than not that an indefinite-lived intangible asset or asset group is impaired. In 2020, management used both a quantitative and qualitative approach. Management considers macroeconomic and entity-specific factors, including projected AUM, projected revenue growth rates, projected pre-tax profit margins, tax rates, discount rates and, in the case of a trade name valuation, a royalty rate. In addition, management reconsiders on a quarterly basis whether events or circumstances indicate that a change in the useful life may have occurred. Indicators of a possible change in useful life monitored by management generally include changes in the expected use of the asset, a significant decline in the level of managed assets, changes to legal, regulatory or contractual provisions of the rights to manage fund assets, the effects of obsolescence, demand, competition and other economic factors that could impact the funds' projected performance and existence, and significant reductions in underlying operating cash flows.
The continued uncertainty caused by Covid-19 resulted in management determining that an indicator of potential impairment existed as of each quarter end in 2020 for certain indefinite-lived intangible assets totaling £150.3 million ($205.5 million as of December 31, 2020) acquired in connection with the 2018 HFML Acquisition. A discounted cash flow analysis resulted in no impairment as of each quarter end for 2020 since the estimated fair value of these intangible assets exceeded the carrying value. An additional discounted cash flow analysis prepared as of December 31, 2020 resulted in the estimated fair value exceeding the carrying value by approximately 8%. The key assumptions in the discounted cash flow analysis include revenue growth rates, pre-tax profit margins and the discount rate applied to the projected cash flows. The risk of future impairment increases with a decrease in projected cash flows and/or an increase in the discount rate. As of December 31, 2020, an increase or decrease of 10% in projected revenue growth rates would result in a corresponding change to estimated fair value of approximately 7%. An increase or decrease of 10% in pre-tax profit margins would result in a corresponding change to estimated fair value of approximately 12%. An increase or decrease in the discount rate of 25 basis points would result in an inverse change to estimated fair value of approximately 3%. The market volatility and other events related to Covid-19 could further reduce the AUM, revenues and earnings associated with these intangible assets and may result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which may result in an impairment. For additional information on risks related to Covid-19, see Part I, Item 1A - Risk Factors under the caption General Risk Factors - Other General Risks - Potential Adverse Effects of Unpredictable Events or Consequences (including Covid-19).
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
At December 31, 2020, Federated Hermes had $481.8 million in intangible assets recorded on its Consolidated Balance Sheets. No impairments were recorded during the years ended December 31, 2020, 2019 or 2018.
HFML Redeemable Noncontrolling Interest. The HFML noncontrolling interest represents equity which is subject to the terms of a Put and Call Option Deed, redeemable at the option of either the noncontrolling party or Federated Hermes at future predetermined dates and, therefore, not entirely within Federated Hermes' control. The subsidiary's net income or loss and any related dividends are allocated to Federated Hermes and the noncontrolling interest holder based on their relative ownership percentages.
The HFML redeemable noncontrolling interest carrying value is adjusted on a quarterly basis to the higher of the carrying value or current redemption value (fair value), as of the balance sheet date, through a corresponding adjustment to retained earnings. Management may use an independent valuation expert to assist in estimating the current redemption value (fair value) using three methodologies: (1) the discounted cash flow methodology under the income approach, (2) the guideline public company methodology under the market approach and (3) the guideline public transaction methodology under the market approach. The estimated current redemption value is derived from equally weighting the result of each of the three methodologies. The estimation of the current redemption value includes significant assumptions concerning: (1) projected AUM; (2) projected revenue growth rates; (3) projected pre-tax profit margins; (4) tax rates and (5) discount rates. Management estimates a rate of change for underlying managed assets based on a combination of an estimated rate of market appreciation or depreciation and an estimated net redemption or sales rate. Expected revenue per managed asset and incremental operating expenses of the acquired asset are generally based on agreed-upon terms, average market participant data and historical experience. The assumptions for tax rates are based on current and projected rates. The discount rate is estimated at the current market rate of return. At December 31, 2020, Federated Hermes had $212.7 million in Redeemable Noncontrolling Interest in Subsidiaries related to HFML recorded on its Consolidated Balance Sheets.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of its business, Federated Hermes is exposed to fluctuations in the securities markets and general economy. As an investment manager, Federated Hermes' business requires that it continuously identify, assess, monitor and manage market and other risks including those risks affecting its own investment portfolio. Federated Hermes invests in Federated Hermes Funds for the primary purpose of generating returns from capital appreciation, investment income, or both, or, in the case of newly launched Federated Hermes Funds or new Separate Account strategies, to provide the product or strategy with investable cash to establish a performance history. These investments expose Federated Hermes to various market risks. A single investment can expose Federated Hermes to multiple risks arising from changes in interest rates, credit ratings, equity prices and foreign currency exchange rates. Federated Hermes manages its exposure to market risk by diversifying its investments among different asset classes and by altering its investment holdings from time to time in response to changes in market risks and other factors. In addition, in certain cases, Federated Hermes enters into derivative instruments for purposes of hedging certain market risks.
Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility, while credit risk is the risk that an issuer of debt securities may default on its obligations. At December 31, 2020, Federated Hermes was exposed to interest-rate risk as a result of investments in debt securities held by certain consolidated investment companies and strategies ($39.9 million) and holding investments in fixed-income Federated Hermes Funds ($5.3 million). At December 31, 2020, management considered a hypothetical 300-basis-point fluctuation in interest rates. Management determined that the impact of such a fluctuation on these investments would not have a material effect on Federated Hermes' financial condition or results of operations. At December 31, 2020, these investments and additional investments in money market accounts ($231 million) exposed Federated Hermes to credit risk. At December 31, 2020, management considered a hypothetical 300-basis-point fluctuation in credit spreads. Management determined that the impact of such a fluctuation on these investments would not have a material effect on Federated Hermes' financial condition or results of operations.
Federated Hermes was also exposed to interest-rate risk in connection with the Credit Agreement. The Credit Agreement bears interest based on LIBOR plus a 112.5 basis point spread. At December 31, 2020, the balance of the Credit Agreement was $75.0 million. Management considered a hypothetical 300-basis-point fluctuation in LIBOR interest rates. Management determined that the impact of such a fluctuation would not have a material effect on Federated Hermes' financial condition or results of operations. The Credit Agreement also exposed Federated Hermes to credit risk at December 31, 2020. If Federated Hermes' credit rating were to be downgraded, Federated Hermes would be subject to an increase in both the interest rate spread and commitment fee, in accordance with the Credit Agreement. Management determined that the impact of such a downgrade would not have a material effect on Federated Hermes' financial condition or results of operations.
Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss. Federated Hermes was exposed to price risk as a result of its $75.6 million investment in equity Federated Hermes Funds and Separate Accounts at December 31, 2020. Federated Hermes' investment in these products and strategies represents its maximum exposure to loss. At December 31, 2020, management considered a hypothetical 20% fluctuation in fair value and determined that such a fluctuation on these investments could impact Federated Hermes' financial condition and results of operations by approximately $15 million.
Foreign exchange risk is the risk that an investment's value will change due to changes in currency exchange rates. As of December 31, 2020, Federated Hermes was exposed to foreign exchange risk as a result of its investments in Federated Hermes Funds holding non-U.S. dollar securities as well as non-U.S. dollar operating cash accounts and receivables held by certain foreign operating subsidiaries of Federated Hermes ($57.8 million). Of these investments, cash accounts and receivables held at December 31, 2020, management considered a hypothetical 20% fluctuation and determined that such a fluctuation could impact Federated Hermes' financial condition and results of operations by approximately $12 million.
Federated Hermes also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency risk when translated into U.S. dollars upon consolidation. During 2020, a British Pound Sterling-denominated, majority-owned subsidiary of Federated Hermes entered into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar (combined notional amount of £47.3 million). This subsidiary is exposed to foreign currency exchange risk as a result of a portion of its revenue being earned in U.S. Dollars. Management considered a hypothetical 20% fluctuation in the currency exchange rate and determined that the impact of such a fluctuation would not have a material effect on Federated Hermes' financial condition or results of operations.
In addition to market risks attributable to Federated Hermes' investments, nearly all of Federated Hermes' revenue is calculated based on AUM. Accordingly, changes in the market value of managed assets have a direct impact on Federated Hermes'

revenue. Declines in the fair values of these assets as a result of changes in the market or other conditions will negatively impact revenue and net income. Assuming the ratio of revenue from managed assets to average AUM for 2020 remained unchanged, a 20% decline in the average AUM for either period would result in a corresponding 20% decline in revenue. Certain expenses, including distribution and compensation and related expenses, may not vary in proportion with changes in the market value of managed assets. As such, the impact on net income from a decline in the market values of managed assets may be greater or less than the percentage decline in the market value of managed assets. For further discussion of managed assets and factors that impact Federated Hermes' revenue, see Item 1A - Risk Factors and sections included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions General and Asset Highlights.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Federated Hermes, Inc.'s (including its consolidated subsidiaries, Federated Hermes) management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements in this annual report. These consolidated financial statements and notes have been prepared in conformity with U.S. generally accepted accounting principles from accounting records which management believes fairly and accurately reflect Federated Hermes' operations and financial position. The consolidated financial statements include amounts based on management's best estimates and judgments considering currently available information and management's view of current conditions and circumstances.
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
Management assessed the effectiveness of Federated Hermes' internal control over financial reporting as of December 31, 2020, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The scope of management's assessment of the effectiveness of its disclosure controls and procedures did not include the internal controls over financial reporting at HCL, which was acquired effective March 1, 2020. HCL represented approximately 2% of both Federated Hermes' total and net assets as of December 31, 2020 and approximately 2% of both Federated Hermes' total revenue and net income for the year ended December 31, 2020. This exclusion is consistent with the SEC Staff's guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. Based on this assessment, management concluded that, as of December 31, 2020, Federated Hermes' internal controls over financial reporting were effective. Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this annual report and has audited the effectiveness of the internal control over financial reporting.
Federated Hermes, Inc.

/s/ J. Christopher Donahue	/s/ Thomas R. Donahue
J. Christopher Donahue	Thomas R. Donahue
President and Chief Executive Officer	Chief Financial Officer

February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Federated Hermes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Federated Hermes, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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

Valuation of Indefinite-Lived Intangible Assets
Description of the Matter	At December 31, 2020, the Company had $397.9 million in indefinite-lived intangible assets, excluding goodwill, consisting of $343.5 million of rights to manage fund assets and $54.4 million of trade names. As described in Note 1(j) to the consolidated financial statements, indefinite-lived intangible assets are tested at the accounting unit level for impairment annually, or when indicators of a potential impairment exist, to determine whether it is more likely than not that the accounting unit is impaired. In addition, management reconsiders on a quarterly basis whether events or circumstances indicate that a change in the useful life may have occurred. If the Company's carrying value of its accounting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying value over the fair value.
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
Our audit procedures to test the estimated fair value of the Company's indefinite-lived intangible assets included, among others, involving our valuation specialists to assist in assessing the fair value methodologies utilized, evaluating management's significant assumptions described above, and testing the completeness and accuracy of the underlying data. For example, we compared significant assumptions to current industry, market and economic data, historical results and other relevant information. We also assessed other factors, such as changes to legal, regulatory or contractual provisions impacting the useful lives of the indefinite-lived intangible assets. Additionally, for two of the three accounting units of indefinite-lived intangible assets, we involved our valuation specialists to assist in evaluating the discount rates, which included comparison of the selected discount rate to the Company's weighted average cost of capital and the risk associated with the projected cash flows, and the royalty rate, which included assessing comparable royalty rates and determining the reasonableness of the selected rate. We assessed the accuracy of the Company's historical projected cash flows and performed sensitivity analyses of certain significant assumptions described above to evaluate the changes in the fair value of the indefinite-lived intangible assets that would result from changes in the significant assumptions. In addition, we assessed the adequacy of the disclosures in the consolidated financial statements.

Accounting for the Acquisition of HCL
Description of the Matter
During 2020, the Company completed the acquisition of HGPE Capital Limited (HCL) for $20.4 million. The transaction was accounted for as a business combination. As more fully described in Note 3 to the consolidated financial statements, as a result of the acquisition, the Company gained a controlling ownership interest in Hermes GPE LLP (HGPE), which prior to the transaction was accounted for under the equity method of accounting. Given the equity-method investment relationship with HGPE, the previously held interest was revalued, resulting in a remeasurement gain of $7.5 million.

Auditing the Company's accounting for its acquisition of HCL was complex due to the significant estimation required by management to determine the acquisition-date fair value of the previously held interest in HGPE and the fair value of the indefinite-lived intangible related to acquired rights to manage fund assets. Determining the fair value of the previously held interest in HGPE required judgment to assess the fair value methodology utilized and the related significant assumptions, such as future cash flows and the weighted average cost of capital. There was significant estimation uncertainty in determining the fair value of the rights to manage fund assets primarily due to the sensitivity of certain assumptions such as weighted average cost of capital, projected revenue growth rates and projected pre-tax profit margins. These significant assumptions are forward-looking and could be materially affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s business combinations process, including controls over management’s review of the significant assumptions described above and determination of fair value methods utilized.

Our audit procedures to test the estimated fair values of the previously held interest in HGPE and the acquired rights to manage fund assets included, among others, involving our valuation specialists to assist in assessing the fair value methodology utilized, evaluating management’s significant assumptions described above, and testing the completeness and accuracy of the underlying data. Specifically, we compared the significant assumptions to current and historical industry, market and economic data. Additionally, we involved our valuation specialists to assist in evaluating the discount rate, which included comparison to the Company’s weighted average cost of capital and the risk associated with the projected cash flows. We performed sensitivity analyses of certain significant assumptions described above to evaluate the changes in the fair value of the previously held interest in HGPE and acquired rights to manage fund assets that would result from changes in the significant assumptions. In addition, we assessed the adequacy of the disclosures in the consolidated financial statements.

Valuation of HFML Redeemable Noncontrolling Interest
Description of the Matter
At December 31, 2020, the redeemable noncontrolling interest in Hermes Fund Managers Limited (HFML), a nonpublic company, was $212.7 million. As further described in Note 1(p) to the consolidated financial statements, the redeemable noncontrolling interest in HFML represents temporary equity, which is subject to put and call options that are exercisable by the respective parties at future predetermined dates at the then-current fair value. The carrying value of the redeemable noncontrolling interest in HFML is adjusted on a quarterly basis to the higher of the current carrying value or current redemption value (fair value). The Company estimates the current redemption value through equally weighting the results of the discounted cash flow fair value methodology under the income approach, the guideline public company methodology under the market approach and the guideline public transaction methodology under the market approach.

Auditing the Company's measurement of the current redemption value of the redeemable noncontrolling interest in HFML was complex and judgmental because the inputs to the discounted cash flow fair value calculation involved subjective assumptions with significant estimation uncertainty. The significant estimation uncertainty was primarily due to the sensitivity of the current redemption value to the discount rate and certain other underlying significant assumptions such as projected revenue growth rates and projected pre-tax profit margins. These significant assumptions are forward-looking and could be materially affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's measurement of the current redemption value of the redeemable noncontrolling interest in HFML, including controls over management's review of the significant assumptions described above.

To test the current redemption value of the redeemable noncontrolling interest in HFML, our audit procedures included, among others, involving our valuation specialists to assist in assessing the use of the discounted cash flow methodology in the Company's fair value measurement, evaluating management's significant assumptions described above and testing the completeness and accuracy of the underlying data. For example, we evaluated the reasonableness of the projected revenue growth rates and the projected pre-tax profit margins by comparing these significant assumptions to current industry, market and economic data, to the historical results of HFML and to other relevant information. We also assessed the historical accuracy of the Company's projected cash flows. Additionally, we involved our valuation specialists to assist in evaluating the discount rate, which included comparison of the selected discount rate to the entity's weighted average cost of capital and the risk associated with the projected cash flows. We also performed sensitivity analyses of certain significant assumptions described above to evaluate the changes in the fair value of the redeemable noncontrolling interest in HFML that would result from changes in the significant assumptions. In addition, we assessed the adequacy of the disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1996.
Pittsburgh, Pennsylvania
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Federated Hermes, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Federated Hermes, Inc.'s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Federated Hermes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management's Assessment of Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of HGPE Capital Limited, which is included in the 2020 consolidated financial statements of the Company and constituted 2% of both total and net assets, as of December 31, 2020 and 2% of both revenues and net income, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of HGPE Capital Limited.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 26, 2021

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

December 31,	2020	2019
ASSETS
Current Assets
Cash and Cash Equivalents	$301,819	$249,174
Investments—Consolidated Investment Companies	91,359	64,526
Investments—Affiliates and Other	45,593	26,935
Receivables, net of reserve of $16 and $14, respectively	64,857	64,492
Receivables—Affiliates	41,107	37,589
Prepaid Expenses	22,130	16,748
Other Current Assets	8,478	1,820
Total Current Assets	575,343	461,284
Long-Term Assets
Goodwill	800,267	774,534
Intangible Assets, net	481,753	446,228
Property and Equipment, net	52,610	51,725
Right-of-Use Assets, net	122,078	100,514
Other Long-Term Assets	28,788	45,846
Total Long-Term Assets	1,485,496	1,418,847
Total Assets	$2,060,839	$1,880,131
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$61,736	$69,014
Accrued Compensation and Benefits	170,646	137,445
Lease Liabilities	15,845	13,575
Other Current Liabilities	17,219	10,679
Total Current Liabilities	265,446	230,713
Long-Term Liabilities
Long-Term Debt	75,000	100,000
Long-Term Deferred Tax Liability, net	187,937	165,382
Long-Term Lease Liabilities	121,922	107,543
Other Long-Term Liabilities	36,550	23,127
Total Long-Term Liabilities	421,409	396,052
Total Liabilities	686,855	626,765
Commitments and Contingencies (Note (21))
TEMPORARY EQUITY
Redeemable Noncontrolling Interest in Subsidiaries	236,987	212,086
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders' Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 109,505,456 Shares Issued	418,669	392,021
Retained Earnings	1,027,699	930,351
Treasury Stock, at Cost, 10,174,013 and 8,375,077 Shares Class B Common Stock, respectively	(324,731)	(281,032)
Accumulated Other Comprehensive Income (Loss), net of tax	15,171	(249)
Total Permanent Equity	1,136,997	1,041,280
Total Liabilities, Temporary Equity and Permanent Equity	$2,060,839	$1,880,131
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

Years Ended December 31,	2020	2019	2018
Revenue
Investment Advisory Fees, net—Affiliates	$769,836	$685,849	$585,832
Investment Advisory Fees, net—Other	241,631	221,756	187,586
Administrative Service Fees, net—Affiliates	318,152	245,887	199,269
Other Service Fees, net—Affiliates	103,862	161,421	156,935
Other Service Fees, net—Other	14,787	11,981	6,055
Total Revenue	1,448,268	1,326,894	1,135,677
Operating Expenses
Compensation and Related	503,400	442,147	354,765
Distribution	318,343	340,663	287,580
Systems and Communications	64,698	52,988	39,925
Professional Service Fees	55,123	43,714	42,903
Office and Occupancy	38,975	44,926	34,622
Advertising and Promotional	15,834	17,774	16,141
Travel and Related	4,566	16,645	15,594
Other	29,178	20,110	13,867
Total Operating Expenses	1,030,117	978,967	805,397
Operating Income	418,151	347,927	330,280
Nonoperating Income (Expenses)
Investment Income, net	4,119	4,450	5,985
Gain (Loss) on Securities, net	18,067	4,966	(4,357)
Debt Expense	(2,678)	(5,037)	(5,885)
Other, net	8,398	12,965	(29,849)
Total Nonoperating Income (Expenses), net	27,906	17,344	(34,106)
Income Before Income Taxes	446,057	365,271	296,174
Income Tax Provision	110,035	88,146	73,875
Net Income Including the Noncontrolling Interests in Subsidiaries	336,022	277,125	222,299
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	9,658	4,786	2,002
Net Income	$326,364	$272,339	$220,297
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic	$3.25	$2.69	$2.18
Earnings Per Common Share—Diluted	$3.23	$2.69	$2.18
Cash Dividends Per Share	$2.08	$1.08	$1.06
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

Years Ended December 31,	2020	2019	2018
Net Income Including the Noncontrolling Interests in Subsidiaries	$336,022	$277,125	$222,299

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	15,420	14,368	(13,607)
Reclassification Adjustment Related to Foreign Currency Items	0	0	(191)
Reclassification Adjustment Related to Equity Securities	0	0	(29)
Temporary Equity
Foreign Currency Translation Gain (Loss)	6,593	6,907	(6,009)
Other Comprehensive Income (Loss), net of tax	22,013	21,275	(19,836)
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	358,035	298,400	202,463
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interest in Subsidiaries	16,251	11,693	(4,007)
Comprehensive Income Attributable to Federated Hermes, Inc.	$341,784	$286,707	$206,470
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Shares
	Class A	Class B	Treasury
Balance at January 1, 2018	9,000	101,100,453	8,405,003
Adoption of New Accounting Pronouncements	0	0	0
Net Income	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	908,719	(908,719)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0
Business Acquisition	0	0	0
Purchase of Treasury Stock	0	(1,205,790)	1,205,790
Balance at December 31, 2018	9,000	100,803,382	8,702,074
Net Income	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	941,074	(941,074)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0
Business Acquisition	0	0	0
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	0
Purchase of Treasury Stock	0	(614,077)	614,077
Balance at December 31, 2019	9,000	101,130,379	8,375,077
Net Income	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	1,141,331	(1,141,331)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	0
Purchase of Treasury Stock	0	(2,940,267)	2,940,267
Balance at December 31, 2020	9,000	99,331,443	10,174,013
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Federated Hermes, Inc. Shareholders' Equity
Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
$343,378	$697,359	$(278,732)	$(790)	$761,215	$30,163
0	125	0	(254)	(129)	0
0	220,297	0	0	220,297	2,002
0	0	0	(13,573)	(13,573)	(6,009)
0	0	0	0	0	2,801
0	0	0	0	0	(1,751)
23,874	(19,051)	20,495	0	25,318	4,239
0	(106,907)	0	0	(106,907)	0
0	0	0	0	0	(18,492)
0	0	0	0	0	169,560
0	0	(29,100)	0	(29,100)	0
$367,252	$791,823	$(287,337)	$(14,617)	$857,121	$182,513
0	272,339	0	0	272,339	4,786
0	0	0	14,368	14,368	6,907
0	0	0	0	0	9,356
0	0	0	0	0	454
24,958	(20,614)	22,045	0	26,389	7,888
0	(109,049)	0	0	(109,049)	0
0	0	0	0	0	(3,580)
0	0	0	0	0	(386)
0	(4,148)	0	0	(4,148)	4,148
0	0	(15,740)	0	(15,740)	0
$392,210	$930,351	$(281,032)	$(249)	$1,041,280	$212,086
0	326,364	0	0	326,364	9,658
0	0	0	15,420	15,420	6,593
0	0	0	0	0	20,985
0	0	0	0	0	(3,424)
26,648	(22,751)	24,206	0	28,103	8,786
0	(207,744)	0	0	(207,744)	0
0	0	0	0	0	(16,218)
0	1,479	0	0	1,479	(1,479)
0	0	(67,905)	0	(67,905)	0
$418,858	$1,027,699	$(324,731)	$15,171	$1,136,997	$236,987

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

Years Ended December 31,	2020	2019	2018
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$336,022	$277,125	$222,299
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization of Deferred Sales Commissions	1,369	2,077	2,967
Depreciation and Other Amortization	28,563	25,922	17,087
Share-Based Compensation Expense	26,669	25,057	23,893
Subsidiary Share-Based Compensation Expense	8,786	7,888	4,239
(Gain) Loss on Disposal of Assets	1,382	(1,085)	298
Provision (Benefit) for Deferred Income Taxes	18,169	7,452	12,257
Net Unrealized (Gain) Loss on Investments	(19,403)	(6,915)	4,322
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(12,978)	(26,434)	16,696
Consolidation/(Deconsolidation) of Investment Companies	(3,051)	0	0
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	11,654	(7,250)	(9,907)
(Increase) Decrease in Prepaid Expenses and Other Assets	(33,588)	7,411	(210)
Increase (Decrease) in Accounts Payable and Accrued Expenses	695	30,912	(96,231)
Increase (Decrease) in Other Liabilities	8,952	(7,220)	8,572
Net Cash Provided (Used) by Operating Activities	373,241	334,940	206,282
Investing Activities
Purchases of Investments—Affiliates and Other	(25,513)	(103,445)	(7,267)
Cash Paid for Business Acquisitions, net of Cash Acquired	2,697	785	(168,430)
Cash Paid for Asset Acquisitions	0	(58,046)	(1,962)
Proceeds from Redemptions of Investments—Affiliates and Other	11,493	81,068	20,283
Cash Paid for Property and Equipment	(13,500)	(15,045)	(17,274)
Other Investing Activities	0	0	211
Net Cash Provided (Used) by Investing Activities	(24,823)	(94,683)	(174,439)
Financing Activities
Dividends Paid	(207,765)	(109,147)	(106,943)
Purchases of Treasury Stock	(66,759)	(15,740)	(29,247)
Distributions to Noncontrolling Interests in Subsidiaries	(16,218)	(3,580)	(18,492)
Contributions from Noncontrolling Interests in Subsidiaries	20,985	9,356	2,801
Proceeds from Shareholders for Share-Based Compensation	1,455	1,431	1,444
Proceeds from New Borrowings	100,000	8,800	87,650
Payments on Debt	(125,000)	(43,800)	(122,650)
Other Financing Activities	(1,834)	0	(678)
Net Cash Provided (Used) by Financing Activities	(295,136)	(152,680)	(186,115)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	5,842	4,508	(5,111)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	59,124	92,085	(159,383)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	249,511	157,426	316,809
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	308,635	249,511	157,426
Less: Restricted Cash Recorded in Other Current Assets	6,455	0	0
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	361	337	594
Cash and Cash Equivalents	$301,819	$249,174	$156,832
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$98,730	$72,612	$61,573
Interest	$2,393	$4,606	$5,320
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2020, 2019 and 2018)
(1) Summary of Significant Accounting Policies
(a) Nature of Operations
Federated Hermes provides investment advisory, administrative, distribution and other services to the Federated Hermes Funds and Separate Accounts in both domestic and international markets. In addition, Federated Hermes markets and provides stewardship and real estate development services to various domestic and international companies. For presentation purposes in the Consolidated Financial Statements, the Federated Hermes Funds are considered to be affiliates of Federated Hermes.
The majority of Federated Hermes' revenue is derived from investment advisory services provided to the Federated Hermes Funds and Separate Accounts through various subsidiaries pursuant to investment advisory contracts. These advisory subsidiaries are registered as investment advisors under the Advisers Act or operate in similar capacities under applicable jurisdictional law.
U.S.-domiciled Federated Hermes Funds are generally distributed by a wholly-owned subsidiary registered as a broker/dealer under the 1934 Act and under applicable state laws. Non-U.S.-domiciled Federated Hermes Funds are generally distributed by subsidiaries and third-party distribution firms which are registered under applicable jurisdictional law. Federated Hermes' investment products are distributed within the U.S. financial intermediary, U.S. institutional and international markets.
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
(d) Revenue Recognition
All of Federated Hermes' revenue is earned from contracts with customers, which are generally terminable upon no more than 60 days' notice. Revenue is measured as the consideration to which Federated Hermes expects to be entitled in exchange for providing its services. This amount may be reduced by Fee Waivers. See Note (6) for information about current period Fee Waivers.
Revenue from providing investment advisory, administrative and the majority of other services is recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to customers. For these revenue streams, control is transferred over time as the customer simultaneously consumes the benefit of the service as it is provided. Federated Hermes utilizes a time-based measure of progress for which each day is a distinct service period over the life of the contract. Investment advisory, administrative and certain other service fees are generally calculated as a percentage of average net assets of the investment portfolios managed by Federated Hermes. Based on the nature of the calculation, the revenue for these services is accounted for as variable consideration, and is subject to factors outside of Federated Hermes' control, including investor activity and market volatility, and is recognized as these uncertainties are resolved. Certain other service fees are earned on fixed-rate contracts which are recorded over the life of the contract as services are performed. See Note (4) for information about expected future revenue.
For certain revenue, primarily related to distribution and performance fees, including carried interest, Federated Hermes may recognize revenue in the current period that pertains to performance obligations satisfied in prior periods, as it represents variable consideration and is recognized as uncertainties are resolved. For the distribution performance obligation, control is transferred to the customer at the point in time of investor subscription and/or redemption. Measurement of distribution revenue is based on contractual fee rates and the fair value of AUM over the time period the investor remains in the fund. The revenue for these services is accounted for as variable consideration, and is subject to factors outside of Federated Hermes' control, including investor activity and preferences and market volatility, and is recognized as these uncertainties are resolved.

Performance fees, including carried interest, are received from certain Federated Hermes Funds and Separate Accounts and are dependent upon meeting certain performance hurdles which typically arise from investment management services that begin in prior periods. Because each fee arrangement is unique, contracts are evaluated on an individual basis for each reporting period. Performance fees are forms of variable consideration which are recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which involves significant judgement. Potential constraints impacting the amount of variable consideration recognized include factors outside of management's influence, such as market conditions and situations where the contract has a large number and broad range of possible amounts and, in the case of carried interest, certain clawback provisions which may require the return of previously received carried interest based on future fund performance. Federated Hermes records a contract liability for deferred carried interest to the extent it receives cash prior to meeting the revenue recognition criteria.
The fair value of AUM managed by Federated Hermes is primarily determined using quoted market prices, independent third-party pricing services and broker/dealer price quotes or the NAV Practical Expedient. In limited circumstances, a quotation or price determination is not readily available from an independent pricing source. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the Federated Hermes Funds. For the periods presented, an immaterial amount of AUM was priced in this manner. For Separate Accounts that are not registered investment companies under the 1940 Act, the fair value of portfolio investments is primarily determined as specified in applicable customer agreements, including in agreements between the customer and the customer's third-party custodian. For Separate Accounts that are registered investment companies under the 1940 Act (e.g., sub-advised mutual funds), the fair value of portfolio investments is determined based on a prescribed valuation process approved by the board of directors/trustees of the sub-advised fund.
Federated Hermes has contractual arrangements with third parties to provide certain fund-related services. Management considers whether Federated Hermes is acting as the principal service provider or as an agent to determine whether its revenue should be recorded based on the gross amount received from the funds or net of Federated Hermes' payments to third-party service providers. Federated Hermes is considered a principal service provider if it controls the service that is transferred to the customer. Alternatively, it would be considered an agent when it does not control the service, but rather arranges for the service to be provided by another party. Generally, the less the customer is directly involved with or participates in making decisions regarding the ultimate third-party service provider, the more supportive the facts are that Federated Hermes is acting as the principal in these transactions and should therefore report revenues on a gross basis. All of Federated Hermes' revenue is recorded gross of payments made to third parties.
Management judgments are used when reviewing newly-created contracts and/or materially-modified contracts to determine whether: (1) Federated Hermes is the principal or agent; (2) a contract has multiple performance obligations when Federated Hermes is paid a single fee; and (3) two or more contracts should be combined. A change in the conclusion of whether Federated Hermes is the principal or agent would result in a change in the revenue being recorded gross or net of payments made to third parties. Different conclusions for the remaining two judgments may change the line items to which revenue is being recorded.
(e) Principles of Consolidation
Federated Hermes performs an analysis for each Federated Hermes Fund or other entity in which Federated Hermes holds a financial interest to determine if it is a VIE or VRE. Factors considered in this analysis include, but are not limited to, whether (1) it is a legal entity, (2) a scope exception applies, (3) a variable interest exists and (4) shareholders have the power to direct the activities that most significantly impact the economic performance, as well as the equity ownership, and any related party or de facto agent implications of Federated Hermes' involvement with the entity. Entities that are determined to be VIEs are consolidated if Federated Hermes is deemed to be the primary beneficiary. Entities that are determined to be VREs are generally consolidated if Federated Hermes holds the majority voting interest. Federated Hermes' conclusion to consolidate a Federated Hermes Fund may vary from period to period, most commonly as a result of changes in its percentage interest in the entity. All intercompany accounts and transactions have been eliminated.
Consolidation of Variable Interest Entities
Federated Hermes has a controlling financial interest in a VIE and is, therefore, deemed to be the primary beneficiary of a VIE if it has (1) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Consolidation of Voting Rights Entities
Federated Hermes has a controlling financial interest in a VRE if it can exert control over the financial and operating policies of the VRE, which generally occurs when Federated Hermes holds the majority voting interest (i.e., greater than 50% of the voting equity interest).
(f) Cash and Cash Equivalents
Cash and Cash Equivalents consist of investments in money market funds and deposits with banks. Cash equivalents are highly liquid investments that are readily convertible to cash with original maturities of 90 days or less at the date of acquisition.
(g) Investments
Federated Hermes' investments are categorized as Investments—Consolidated Investment Companies or Investments—Affiliates and Other on the Consolidated Balance Sheets. Investments—Consolidated Investment Companies represent securities held by Federated Hermes as a result of consolidating certain Federated Hermes Funds. Investments—Affiliates and Other represent Federated Hermes' investments in fluctuating-value Federated Hermes Funds and investments held in Separate Accounts for which Federated Hermes owns the underlying debt and equity securities. All investments are carried at fair value with unrealized gains or losses on these securities recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income. Realized gains and losses on these securities are computed on a specific-identification basis and recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income.
The fair value of Federated Hermes' investments is generally based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is generally based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. In the absence of observable market data inputs and/or value drivers, internally generated valuation techniques may be utilized in which one or more significant inputs or significant value drivers are unobservable in the market place. See Note (8) for additional information regarding the fair value of investments held as of December 31, 2020 and 2019.
(h) Derivatives and Hedging Instruments
From time to time, Federated Hermes may consolidate an investment product that holds freestanding derivative financial instruments for trading purposes. Federated Hermes reports such derivative instruments at fair value and records the changes in fair value in Gain (Loss) on Securities, net on the Consolidated Statements of Income.
From time to time, Federated Hermes may also enter into derivative financial instruments to hedge against the risk of movement in foreign exchange rates. Federated Hermes records all derivative financial instruments as either assets or liabilities on its Consolidated Balance Sheets and measures these instruments at fair value. Federated Hermes has not designated any derivative financial instrument as a hedging instrument for accounting purposes. In 2020, the gain or loss on these derivative instruments is recognized in Operating Expenses – Other on the Consolidated Statements of Income.
(i) Asset Acquisitions and Business Combinations
Federated Hermes performs an analysis to determine whether a transaction should be accounted for as an asset acquisition or a business combination.
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
A transaction that meets the definition of a business is accounted for as a business combination under the acquisition method of accounting. The consideration transferred to the seller in a business combination is measured at fair value and calculated as the sum of the acquisition date fair values of the assets transferred by Federated Hermes, the liabilities incurred by Federated Hermes from the seller and any equity interests issued by Federated Hermes. Direct transaction costs are expensed as incurred in a business combination. Results of operations of an acquired business are included in Federated Hermes' results from the date of acquisition.
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
Federated Hermes tests goodwill for impairment at least annually or when indicators of potential impairment exist. Goodwill is evaluated at the reporting unit level. Federated Hermes has determined that it has a single reporting unit consistent with its single operating segment based on the management of Federated Hermes' operations as a single business: investment management. Federated Hermes uses a qualitative approach to test for potential impairment of goodwill. If, after considering various factors, management determines that it is more likely than not that goodwill is impaired, a quantitative goodwill impairment test is performed which compares the fair value of its reporting unit, including consideration of Federated Hermes' market capitalization, with its carrying amount. If the carrying amount of its reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit.
Federated Hermes has determined that certain acquired assets, primarily certain rights to manage fund assets and trade names, have indefinite useful lives. In reaching this conclusion, management considered the acquired assets' legal, regulatory and agreed-upon provisions, the highest and best use of the asset, the level of cost and effort required in agreed-upon renewals, and the effects of obsolescence, demand, competition and other economic factors that could impact the assets' fair value. The fair value of the rights to manage fund assets is determined using the excess earnings method, under the income approach. The fair value of the trade name is determined using the relief from royalty method, under the income approach. Federated Hermes has aggregated multiple indefinite-lived assets into three units of accounting for purposes of indefinite-lived intangible impairment testing. The determination to group indefinite-lived intangible assets into three units of accounting is not a one-time evaluation. Rather, it is subject to reconsideration and may change depending on the facts and circumstances. On a quarterly basis, indefinite-lived intangible assets are reviewed for potential changes in useful life. In addition, an annual impairment test is performed at the accounting unit level, or when indicators of a potential impairment exist. Management may use a qualitative or quantitative approach which requires the weighting of positive and negative evidence collected through the consideration of various factors to determine whether it is more likely than not that an indefinite-lived intangible asset or asset group is impaired. In 2020, management used a quantitative approach for two units of account and a qualitative approach for the remaining unit of account. Management considers macroeconomic and entity-specific factors, including the asset's estimated useful life, projected AUM, projected revenue growth rates, projected pre-tax profit margins, tax rates, discount rates and, in the case of a trade name valuation, a royalty rate. If Federated Hermes' carrying amount of its accounting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying value over the fair value.
Federated Hermes amortizes finite-lived identifiable intangible assets on a straight-line basis over their estimated useful lives. Management periodically evaluates the remaining useful lives and carrying values of the intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of a potential impairment monitored by management include a significant decline in the level of managed assets, changes to contractual provisions underlying certain intangible assets and significant reductions in underlying operating cash flows. Should there be an indication of a change in the useful life or impairment in value of the finite-lived intangible assets, Federated Hermes compares the carrying value of the asset to the projected undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows. Federated Hermes writes-off the cost and accumulated amortization balances for all fully amortized intangible assets.
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
On an annual basis, management reviews the remaining useful lives and carrying values of property and equipment to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decrease in the market price of the asset, an accumulation of costs significantly in excess of the amount originally expected in the acquisition or development of the asset, historical and projected cash flows associated with the asset and an expectation that the asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Should there be an indication of a change in the useful life or an impairment in value, Federated Hermes compares the carrying value of the asset to the probability-weighted undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether an impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to fair value which is determined based on prices of similar assets if available or discounted cash flows. Impairment adjustments are recognized in Operating Expenses – Other on the Consolidated Statements of Income.
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
Certain internal and external costs incurred in connection with implementation costs related to a software hosting arrangement that is a service contract are capitalized in accordance with the applicable accounting guidance relating to Intangibles - Goodwill and Other - Internal-Use Software. These capitalized costs are included in Prepaid Expenses and Other Long-Term Assets on the Consolidated Balance Sheets and are amortized using the straight-line method over the term of the software license.
(m) Leases
Federated Hermes classifies leases as either operating or financing, and records a right-of-use (ROU) asset and a lease liability on the Consolidated Balance Sheets. The lease liability is initially measured at the present value of the unpaid lease payments remaining at the lease commencement date. The ROU asset is initially measured as the lease liability, adjusted for lease payments made prior to the lease commencement date and lease incentives received. ROU assets are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. In determining the present value of the lease liability, a lessee must use the interest rate implicit in the lease or, if that rate is not readily determinable, its incremental borrowing rate (IBR). All leases for the periods presented are classified as operating leases. Management has made the following accounting policy elections: (1) not to separate lease components from non-lease components for all asset classes and (2) to apply the short-term lease exception, which does not require the capitalization of leases with terms of 12 months or less. Rent expense is recorded on a straight-line basis over the lease term, beginning on the earlier of the effective date of the lease or the date Federated Hermes obtains control of the asset. The lease term may include options to extend the lease when they are reasonably certain of being exercised.
Management judgments are used when reviewing new and/or materially-modified contracts to determine (1) whether the contract is, or contains, a lease, and (2) the IBR. Management was unable to determine the rates implicit in Federated Hermes' leases based on the information available at the commencement date, therefore, management calculated an IBR for each lease. In order to calculate the IBR, management began with readily observable unsecured rates, and adjusted for the following assumptions: (1) collateralization, (2) remaining lease term and (3) the type of ROU asset.

(n) Equity Method Investments
The equity method of accounting is used to account for equity investments in which Federated Hermes does not control the investee and is not the primary beneficiary of a VIE, but has the ability to exercise significant influence over the financial and operating policies of the investee. Significant influence is generally considered to exist when Federated Hermes' ownership interest is between 20% and 50%. Equity method investments are initially recorded at cost in Other Long-Term Assets on the Consolidated Balance Sheets. Federated Hermes' proportionate share of the investee's net income or loss is recorded in Nonoperating Income (Expenses) - Other, net on the Consolidated Statements of Income. The investments are reviewed for impairment if events or changes in circumstance indicate that the carrying amount exceeds its fair value. If the carrying amount of an investment exceeds fair value and the decline in fair value is deemed to be other-than-temporary, the equity method investment will be adjusted to fair value and an impairment loss equal to the difference is recorded in Nonoperating Income (Expenses) - Other, net on the Consolidated Statements of Income.
(o) Loss Contingencies
Federated Hermes accrues for estimated costs, including legal costs related to existing lawsuits, claims and proceedings, if any, when it is probable that a loss has been incurred and the costs can be reasonably estimated. Accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a lawsuit, claim or proceeding and management's estimate. These differences could have a material impact on Federated Hermes' results of operations, financial position and/or cash flows. Recoveries of losses are recognized on the Consolidated Statements of Income when receipt is deemed probable, or when final approval is received by the insurance carrier.
(p) Noncontrolling Interests
To the extent Federated Hermes' interest in a consolidated entity represents less than 100% of the entity's equity, Federated Hermes recognizes noncontrolling interests in subsidiaries. These noncontrolling interests are deemed to represent temporary equity and are classified as Redeemable Noncontrolling Interest in Subsidiaries in the mezzanine section of the Consolidated Balance Sheets.
In the case of consolidated investment companies, the noncontrolling interests represent equity which is redeemable or convertible for cash at the option of the equity holder.
In the case of HFML, the noncontrolling interest primarily represents equity which is subject to the terms of a Put and Call Option Deed, redeemable at the option of either the noncontrolling party or Federated Hermes at future predetermined dates, and therefore, not entirely within Federated Hermes' control. The subsidiary's net income or loss and related dividends are allocated to Federated Hermes and the noncontrolling interest holder based on their relative ownership percentages. The noncontrolling interest carrying value is adjusted on a quarterly basis to the higher of the carrying value or current redemption value (fair value), as of the balance sheet date, through a corresponding adjustment to retained earnings. Management may use an independent valuation expert to assist in estimating the current redemption value (fair value) using three methodologies: (1) the discounted cash flow methodology under the income approach; (2) the guideline public company methodology under the market approach and (3) the guideline public transaction methodology under the market approach. The estimated current redemption value is derived from equally weighting the result of each of the three methodologies. The estimation of the current redemption value includes significant assumptions concerning: (1) projected AUM; (2) projected revenue growth rates; (3) projected pre-tax profit margins; (4) tax rates and (5) discount rates.
(q) Treasury Stock
Federated Hermes accounts for acquisitions of treasury stock at cost and reports total treasury stock held as a deduction from Federated Hermes, Inc. shareholders' equity on the Consolidated Balance Sheets. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a specific-identification basis. Additional Paid-in Capital from Treasury Stock Transactions is increased as Federated Hermes reissues treasury stock for more than the cost of the shares. If Federated Hermes issues treasury stock for less than its cost, Additional Paid-in Capital from Treasury Stock Transactions is reduced to no less than zero and any further required reductions are recorded to Retained Earnings on the Consolidated Balance Sheets.

(r) Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss), net of tax is reported on the Consolidated Balance Sheets and the Consolidated Statements of Changes in Equity and includes unrealized gains and losses on foreign currency translation adjustments.
(s) Foreign Currency Translation
The balance sheets of certain foreign subsidiaries of Federated Hermes, certain consolidated foreign-denominated investment products and all other foreign-denominated cash or investment balances are translated at the current exchange rate as of the end of the reporting period and the related income or loss is translated at the average exchange rate in effect during the period. Net exchange gains and losses resulting from these translations are excluded from income and are recorded in Accumulated Other Comprehensive Income (Loss), net of tax on the Consolidated Balance Sheets. Foreign currency transaction gains and losses are reflected in Operating Expenses – Other on the Consolidated Statements of Income.
(t) Share-Based Compensation
Federated Hermes issues shares for share-based awards from treasury stock. Federated Hermes recognizes compensation costs based on grant-date fair value for all share-based awards. For restricted stock awards, the grant-date fair value of the award is calculated as the difference between the closing fair value of Federated Hermes' Class B common stock on the date of grant and the purchase price paid by the employee, if any. Federated Hermes' awards are generally subject to graded vesting schedules. Compensation and Related expense is generally recognized on a straight-line basis over the requisite service period of the award and is adjusted for actual forfeitures as they occur. For awards with provisions that allow for accelerated vesting upon retirement, Federated Hermes recognizes expense over the shorter of the vesting period or the period between grant date and the date on which the employee meets the minimum required age for retirement. Compensation and Related expense also includes dividends paid on forfeited awards. Excess tax benefits and deficiencies (including tax benefits from dividends paid on unvested restricted stock awards) are recognized in the Income Tax Provision in the Consolidated Statements of Income.
Effective July 2, 2018, Federated Hermes established a non-public subsidiary share-based compensation plan for certain employees of one of its subsidiaries. The subsidiary grants equity awards in the form of restricted nonpublic subsidiary stock to certain members of the subsidiary's management and other key employees. The grant date fair value of the awards is recognized as Compensation and Related expense in the Consolidated Statements of Income on a straight-line basis over the requisite service period of the awards and is adjusted for actual forfeitures as they occur, with a corresponding adjustment to Redeemable Noncontrolling Interest in Subsidiaries in the Consolidated Balance Sheets. As a result of the grant of the equity awards in a nonpublic consolidated subsidiary, the shares are not included in the attribution of the subsidiary's income and losses to noncontrolling interest holders until the awards vest. Therefore, Federated Hermes initially recognized the fair value of 33 percent of HFML as Redeemable Noncontrolling Interest in Subsidiaries on the Consolidated Balance Sheets. The attribution of the subsidiary's income and loss is recognized in Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries on the Consolidated Statements of Income and is expected to fluctuate as the these awards vest and put/call options are exercised.
(u) Advertising Costs
Federated Hermes generally expenses the cost of all advertising and promotional activities as incurred. Certain printed matter, however, such as sales brochures, are accounted for as prepaid supplies and are included in Other Current Assets on the Consolidated Balance Sheets until they are distributed or are no longer expected to be used, at which time their costs are expensed.
(v) Income Taxes
Federated Hermes accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Federated Hermes recognizes a valuation allowance if, based on the weight of available evidence regarding future taxable income, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Following its review, management has determined that the investment in certain non-U.S. subsidiaries will be reinvested for an indefinite period of time. Federated Hermes has the ability and the intent to do this. In addition, under the various directives and protocols in the jurisdictions where these entities are located, management believes that any dividend from these non-U.S. subsidiaries would not be subject to a withholding tax. Additionally, Federated Hermes has elected to account for taxes related to temporary basis differences expected to reverse as Global Intangible Low-Taxed Income (GILTI) as tax expense in the period incurred, rather than factoring it into the measurement of deferred taxes. As of December 31, 2020, the unrecognized deferred tax liability associated with these subsidiaries is $8.2 million.
(w) Earnings Per Share
Basic and diluted earnings per share are calculated under the two-class method. Pursuant to the two-class method, unvested restricted shares of Federated Hermes' Class B common stock with nonforfeitable rights to dividends are considered participating securities and are required to be considered in the computation of earnings per share. These unvested restricted shares, as well as the related dividends paid and their proportionate share of undistributed earnings, if any, are excluded from the computation of basic earnings per share. In addition to the amounts excluded from the basic earnings per share calculation, net income available to unvested shareholders of a nonpublic consolidated subsidiary is excluded from the computation of diluted earnings per share.
(x) Business Segments
Business or operating segments are defined as a component of an enterprise that engages in activities from which it may earn revenue and incur expenses for which discrete financial information is available and is regularly evaluated by Federated Hermes' Chief Executive Officer (CEO), who is the chief operating decision maker, in deciding how to allocate resources and assess performance. Federated Hermes operates in one operating segment, the investment management business, which is primarily conducted within the U.S. Federated Hermes' CEO utilizes a consolidated approach to assess performance and allocate resources.
(2) Recent Accounting Pronouncements
Recently Adopted Accounting Guidance
(a) Credit Losses
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
(b) Fair Value Measurement
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
(c) Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement
On August 29, 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Federated Hermes adopted this guidance on January 1, 2020 using the prospective adoption method, which did not require the restatement of prior years. The adoption did not have a material impact on Federated Hermes' Consolidated Financial Statements.

(3) Business Combinations
HCL Acquisition
On March 5, 2020, Federated Hermes acquired, effective as of March 1, 2020, 100 percent ownership of HGPE Capital Limited for £15.9 million ($20.4 million). The principal activity of HGPE Capital Limited is that of a holding company for an infrastructure and private equity investment management business. As a result, Federated Hermes gained control of HGPE. The addition of London-based HCL provides the opportunity to further accelerate and broaden Federated Hermes' global growth.
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
Prior to March 1, 2020, Federated Hermes accounted for its partial ownership interest in HGPE as an equity-method investment recorded in Other Long-Term Assets on the Consolidated Balance Sheets. Management used an independent valuation expert to assist in estimating the fair value of the equity interest in HGPE using primarily the discounted cash flow methodology under the income approach. The acquisition-date fair value of the previous equity interest was $34.5 million. Federated Hermes recognized a gain of $7.5 million as a result of remeasuring the prior equity interest in HGPE held before the business combination and the consolidation of HGPE. This gain is included in Nonoperating Income (Expenses) - Other, net on the Consolidated Statements of Income.
Federated Hermes performed a valuation of the fair market value of acquired assets and assumed liabilities of the HCL Acquisition. The accounting for this acquisition was substantially complete as of December 31, 2020, with the exception of certain items related to revenue recognition and consolidation. Preliminary results of the valuation are reflected in the Consolidated Financial Statements as of December 31, 2020. The final acquisition accounting may reflect adjustments to this preliminary valuation, however such adjustments are not expected to be material. The accounting for this acquisition will be finalized as new information is obtained about facts and circumstances that existed on March 1, 2020.
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
The financial results of HCL have been included in Federated Hermes' Consolidated Financial Statements from the March 1, 2020 effective date of the HCL Acquisition. For the year ended December 31, 2020, HCL earned revenue of $33.6 million and net income of $5.3 million (which includes acquisition-related intangible amortization and does not take into consideration the adjustments attributable to the noncontrolling interests).
MEPC Acquisition
Effective January 1, 2020, Federated Hermes acquired MEPC Limited (MEPC) for £9.9 million ($13.1 million). MEPC provides real estate development services in the UK. The MEPC acquisition included upfront cash payments of £4.4 million ($5.9 million) and deferred consideration and contingent purchase price payments totaling £5.5 million ($7.2 million), which were recorded in Other Current Liabilities. As of the date of the MEPC acquisition, Federated Hermes primarily recorded intangible assets of $7.3 million and goodwill of $1.7 million.
(4) Revenue from Contracts with Customers
The following table presents Federated Hermes' revenue disaggregated by asset class:

(in thousands)	2020	2019	2018
Money Market	$570,815	$529,340	$414,746
Equity	551,028	533,749	470,436
Fixed-Income	193,649	179,102	180,152
Other[1]	132,776	84,703	70,343
Total Revenue	$1,448,268	$1,326,894	$1,135,677
1    Primarily includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), multi-asset and, beginning in the third quarter of 2018, stewardship services revenue.
The following table presents Federated Hermes' revenue disaggregated by performance obligation:

(in thousands)	2020	2019	2018
Asset Management[1]	$1,011,467	$907,605	$773,418
Administrative Services	318,152	245,887	199,269
Distribution[2]	92,922	151,106	146,595
Other[3]	25,727	22,296	16,395
Total Revenue	$1,448,268	$1,326,894	$1,135,677
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
3    Includes shareholder service fees and, beginning in the third quarter of 2018, stewardship services revenue.
The following table presents Federated Hermes' revenue disaggregated by product type:

(in thousands)	2020	2019	2018
Federated Hermes Funds	$1,191,851	$1,093,157	$942,037
Separate Accounts	241,631	221,756	187,585
Other[1]	14,786	11,981	6,055
Total Revenue	$1,448,268	$1,326,894	$1,135,677
1    Primarily includes stewardship services revenue beginning in the third quarter of 2018.
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at December 31, 2020. Generally, contracts are billed in arrears on a quarterly basis and have a three year duration, after which the customer can terminate the agreement with notice, generally from three to twelve months. Based on existing contracts and the exchange rates as of December 31, 2020, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
2021	$9,059
2022	3,212
2023	1,883
2024 and Thereafter	1,059
Total Remaining Unsatisfied Performance Obligations	$15,213

(5) Concentration Risk
The following information summarizes Federated Hermes' revenue concentrations. See additional information on the risks related to such concentrations in Item 1A - Risk Factors (unaudited).
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes' revenue concentration by asset class over the last three years:

	2020	2019	2018
Money Market Assets	40%	40%	37%
Equity Assets	38%	40%	41%
Fixed-Income Assets	13%	14%	16%
The change in the relative proportion of Federated Hermes' revenue attributable to equity and fixed-income assets in 2020, as compared to the same period in 2019, was primarily the result of a lower proportion of average equity and fixed-income assets to total average assets in 2020 and an increase in revenue from alternative/private market assets.
The change in the relative proportion of Federated Hermes' revenue attributable to money market assets in 2019, as compared to the same period in 2018, was primarily the result of higher average money market assets in 2019.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of Covid-19, FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Beginning in the first quarter 2020, Federated Hermes began to waive fees in order for certain money market funds to maintain positive or zero net yields. These Voluntary Yield-related Fee Waivers have been partially offset by related reductions in distribution expense as a result of Federated Hermes' mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.
For the year ended December 31, 2020, Voluntary Yield-related Fee Waivers totaled $113.0 million. These fee waivers were partially offset by related reductions in distribution expenses of $98.4 million, such that the net negative pre-tax impact to Federated Hermes was $14.6 million. See Management's Discussion and Analysis under the caption Business Developments - Low Short-Term Interest Rates for additional information on management's expectations regarding Voluntary Yield-related Fee Waivers (unaudited).
(b) Revenue Concentration by Investment Strategy/Fund
The following table presents Federated Hermes' revenue concentration by investment strategy/fund over the last three years:

	2020	2019	2018
Federated Hermes Government Obligations Fund	13%	10%	9%
Federated Hermes Kaufmann Mid-Cap Growth strategy[1]	9%	9%	10%
Federated Hermes Strategic Value Dividend strategy[2]	8%	11%	15%
1    Strategy includes Federated Hermes Funds.
2    Strategy includes Federated Hermes Funds and Separate Accounts.
A significant and prolonged decline in the AUM in these strategies/fund could have a material adverse effect on Federated Hermes' future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with the Federated Hermes Funds managed in accordance with these funds or strategies.
(c) Revenue Concentration by Intermediary
Approximately 7%, 11% and 13% of Federated Hermes' total revenue for 2020, 2019 and 2018, respectively, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated Hermes' relationship with this intermediary could have a material adverse effect on Federated Hermes' future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with this intermediary.

(6) Consolidation
The Consolidated Financial Statements include the accounts of Federated Hermes, certain Federated Hermes Funds and other entities in which Federated Hermes holds a controlling financial interest. Federated Hermes is involved with various entities in the normal course of business that may be deemed to be VREs or VIEs. From time to time, Federated Hermes invests in Federated Hermes Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated Hermes' investment in, and/or receivables from, these Federated Hermes Funds represents its maximum exposure to loss. The assets of each consolidated Federated Hermes Fund are restricted for use by the respective Federated Hermes Fund. Generally, neither creditors of, nor equity investors in, the Federated Hermes Funds have any recourse to Federated Hermes' general credit. Given that the entities follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated Hermes. Receivables from all Federated Hermes Funds for advisory and other services totaled $41.1 million and $37.6 million at December 31, 2020 and 2019, respectively.
In the ordinary course of business, Federated Hermes may implement Fee Waivers for various Federated Hermes Funds for competitive, regulatory or contractual reasons. For the years ended December 31, 2020, 2019 and 2018, Fee Waivers totaled $675.3 million, $427.3 million and $358.2 million, respectively, of which $537.8 million, $311.6 million and $242.9 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business may make capital contributions to certain money market Federated Hermes Funds in connection with the reorganization of such funds into certain affiliated money market Federated Hermes Funds or in connection with the liquidation of a money market Federated Hermes Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund's NAV, increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money fund regulations and SEC guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the years ended December 31, 2020, 2019 and 2018.
In accordance with Federated Hermes' consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of December 31, 2020 and 2019.
(a) Consolidated Voting Rights Entities
Most of the Federated Hermes Funds meet the definition of a VRE. Federated Hermes consolidates VREs when it is deemed to have control. Consolidated VREs are reported on Federated Hermes' Consolidated Balance Sheets primarily in Investments—Consolidated Investment Companies and Redeemable Noncontrolling Interest in Subsidiaries.
(b) Consolidated Variable Interest Entities
As of December 31, 2020 and 2019, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain Federated Hermes Funds as a result of its controlling financial interest. The following table presents the balances related to the consolidated Federated Hermes Fund VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes' net interest in the consolidated Federated Hermes Fund VIEs at December 31:

(in millions)	2020	2019
Investments—Consolidated Investment Companies	$12.1	$13.3
Other Assets	0.3	0.3
Less: Liabilities	0.1	0.1
Less: Redeemable Noncontrolling Interest in Subsidiaries	0.0	9.3
Federated Hermes' Net Interest in Federated Hermes Fund VIEs	$12.3	$4.2
Federated Hermes' net interest in the consolidated Federated Hermes Fund VIEs represents the value of Federated Hermes' economic ownership interest in these Federated Hermes Funds.
During the year ended December 31, 2020, Federated Hermes liquidated its investment in one consolidated VIE in which it was the only remaining shareholder. Accordingly, Federated Hermes redeemed $6.0 million from Investments—Consolidated Investment Companies on the Consolidated Balance Sheets as of the date of the liquidation. There was no impact to the

Consolidated Statements of Income as a result of this liquidation. During the year ended December 31, 2020, Federated Hermes consolidated two additional Federated Hermes Fund VIEs as a result of being the only investor in these funds. There was no impact to the Consolidated Statements of Income as a result of these consolidations. There were no other consolidations or deconsolidations of VIEs during the year ended December 31, 2020.
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
At December 31, 2020 and 2019, Federated Hermes' variable interest in non-consolidated VIEs was $106.0 million and $111.9 million, respectively, (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $9.1 billion and $9.6 billion at December 31, 2020 and 2019, respectively. Of the Receivables—Affiliates at December 31, 2020 and 2019, $0.4 million and $1.1 million, respectively, related to non-consolidated VIEs and represented Federated Hermes' maximum risk of loss from non-consolidated VIE receivables.
(7) Investments
At December 31, 2020 and 2019, Federated Hermes held investments in fluctuating-value Federated Hermes Funds of $36.0 million and $20.1 million, respectively, primarily in mutual funds which invest in equity securities and held investments in Separate Accounts of $9.6 million and $6.8 million at December 31, 2020 and 2019, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes' investments held in Separate Accounts as of December 31, 2020 and 2019, were primarily composed of domestic debt securities ($5.2 million and $2.6 million, respectively) and stocks of large U.S. and international companies ($3.1 million and $3.0 million, respectively).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of Federated Hermes' controlling financial interest in these Federated Hermes Funds (see Note (6)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes' Consolidated Balance Sheets.
Federated Hermes' investments held by consolidated Federated Hermes Funds as of December 31, 2020 and 2019, were primarily composed of domestic and foreign debt securities ($48.6 million and $38.9 million, respectively), stocks of large U.S. and international companies ($35.2 million and $22.6 million, respectively) and stocks of small and mid-sized U.S. and international companies ($6.4 million and $2.8 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes' investments:

(in thousands)	2020	2019	2018
Investments—Consolidated Investment Companies
Unrealized Gains (Losses)	$13,862	$4,759	$(3,142)
Net Realized Gains (Losses)[1]	(1,352)	(1,243)	(374)
Net Gains (Losses) on Investments—Consolidated Investment Companies	12,510	3,516	(3,516)
Investments—Affiliates and Other
Unrealized Gains (Losses)	5,541	2,156	(1,180)
Net Realized Gains (Losses)[1]	16	(706)	339
Net Gains (Losses) on Investments—Affiliates and Other	5,557	1,450	(841)
Gain (Loss) on Securities, net	$18,067	$4,966	$(4,357)
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
(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes' financial assets and liabilities measured at fair value on a recurring basis at December 31:

(in thousands)	Level 1	Level 2	Level 3	Total
2020
Financial Assets
Cash and Cash Equivalents	$301,819	$0	$0	$301,819
Investments—Consolidated Investment Companies	13,622	77,737	0	91,359
Investments—Affiliates and Other	40,010	5,247	336	45,593
Other[1]	9,188	5,143	0	14,331
Total Financial Assets	$364,639	$88,127	$336	$453,102

Total Financial Liabilities[2]	$0	$89	$12,896	$12,985

2019
Financial Assets
Cash and Cash Equivalents	$249,174	$0	$0	$249,174
Investments—Consolidated Investment Companies	7,245	57,281	0	64,526
Investments—Affiliates and Other	23,667	2,945	323	26,935
Other[1]	2,901	3,177	0	6,078
Total Financial Assets	$282,987	$63,403	$323	$346,713

Total Financial Liabilities[2]	$6	$0	$2,081	$2,087
1    Amounts primarily consist of restricted cash, security deposits and a derivative asset as of December 31, 2020 and a derivative asset and security deposits for December 31, 2019.
2    Amounts primarily consist of acquisition-related future contingent consideration liabilities.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at December 31, 2020 or 2019.
Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $244.3 million and $222.1 million at December 31, 2020 and 2019, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.

Investments—Consolidated Investment Companies
Investments—Consolidated Investment Companies represent securities held by consolidated Federated Hermes Funds. For publicly traded securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. The fair value of certain securities held by consolidated Federated Hermes Funds are determined by third-party pricing services which utilize observable market inputs of comparable investments (Level 2).
Investments—Affiliates and Other
Investments—Affiliates and Other primarily represent investments in fluctuating-value Federated Hermes Funds, as well as investments held in Separate Accounts. For investments in fluctuating-value Federated Hermes Funds that are publicly available, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For publicly traded securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. The fair value of certain securities are determined by third-party pricing services which utilize observable market inputs of comparable investments (Level 2).
Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes may be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of December 31, 2020, acquisition-related future consideration liabilities of $12.9 million were primarily related to business combinations made in the first quarter of 2020 and were recorded in Other Current Liabilities ($8.4 million) and Other Long-Term Liabilities ($4.5 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes' liability for future consideration payments related to these business combinations/asset acquisitions:

(in thousands)
Balance at December 31, 2019	$2,081
New Acquisitions[1]	8,201
Changes in Fair Value	4,448
Contingent Consideration Payments	(1,834)
Balance at December 31, 2020	$12,896
1    Represents the fair value of the contingent payment liability recorded in connection with new acquisitions accounted for as business combinations.
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of December 31, 2020 and December 31, 2019, these investments totaled $6.9 million and $3.7 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2020.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes' debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.

(9) Derivatives
HFML, a British Pound Sterling-denominated, majority-owned subsidiary of Federated Hermes, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar. None of the forwards have been designated as hedging instruments for accounting purposes. As of December 31, 2020, this subsidiary held foreign currency forward derivative instruments with a combined notional amount of £47.3 million and expiration dates ranging from March 2021 through September 2021. Federated Hermes recorded $5.1 million in Receivables on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2020.
As of December 31, 2019, this subsidiary held foreign currency forward derivative instruments with a combined notional amount of £53.0 million and expiration dates ranging from March 2020 through September 2020. Federated Hermes recorded $3.1 million in Receivables on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2019.
In 2018, Federated Hermes entered into two foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations associated with the payment for the HFML Acquisition. Neither forward was designated as a hedging instrument for accounting purposes. Federated recorded $29 million of expense in Nonoperating Income (Expenses) - Other, net on the Consolidated Statements of Income as a result of the change in fair value of these derivatives in 2018.
(10) Intangible Assets
(a) Indefinite-lived intangible assets
Indefinite-lived intangible assets are recorded in Intangible Assets, net on the Consolidated Balance Sheets and include rights to manage fund assets ($343.5 million and $335.2 million at December 31, 2020 and 2019, respectively) and trade names ($53.6 million and $52.0 million at December 31, 2020 and 2019, respectively). The increase in indefinite-lived intangible assets at December 31, 2020 as compared to December 31, 2019 primarily relates to an increase of $7.9 million as a result of foreign exchange rate fluctuations on intangible assets denominated in a foreign currency.
(b) Finite-lived intangible assets
Finite-lived intangible assets primarily represent customer relationships and consist of the following at December 31:

(in thousands)	2020	2019
Cost	$111,041	$71,853
Accumulated Amortization	(26,372)	(12,856)
Carrying Value	$84,669	$58,997
The increase in finite-lived intangible assets at December 31, 2020 as compared to December 31, 2019 primarily relates to $27.6 million of intangible assets recorded in connection with the HCL Acquisition and $7.3 million in connection with the MEPC acquisition (see Note (3)). In addition, the value of finite-lived intangible assets denominated in a foreign currency increased $3.1 million as a result of foreign exchange rate fluctuations, partially offset by amortization expense.
Amortization expense for finite-lived intangible assets was $13.8 million, $7.5 million and $6.2 million in 2020, 2019 and 2018, respectively, and was recorded as operating expense in Other expense on the Consolidated Statements of Income.
Expected aggregate annual amortization expense for finite-lived intangible assets in each of the five succeeding years assuming no new acquisitions or impairments is shown in the table below:

(in thousands)
2021	$13,656
2022	13,486
2023	13,451
2024	12,494
2025	$12,412
(c) Goodwill
Goodwill at December 31, 2020 increased $25.7 million from December 31, 2019 primarily due to $19.1 million of goodwill recorded in connection with the HCL Acquisition and $1.7 million related to the MEPC acquisition. In addition, the value of goodwill denominated in a foreign currency increased $4.9 million as a result of foreign exchange rate fluctuations.

(11) Property and Equipment
Property and equipment consisted of the following at December 31:

(in thousands)	Estimated Useful Life			2020	2019
Computer Software and Hardware	1	to	7 years	$94,662	$87,443
Leasehold Improvements	Up to term of lease			39,546	35,348
Transportation Equipment	12 years			17,851	17,851
Office Furniture and Equipment	4	to	15 years	6,868	5,849
Total Cost				158,927	146,491
Accumulated Depreciation				(106,317)	(94,766)
Property and Equipment, net				$52,610	$51,725
Depreciation expense was $16.0 million, $16.5 million and $12.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, and was recorded in Office and Occupancy expense on the Consolidated Statements of Income.
(12) Debt
On June 5, 2017, Federated Hermes entered into the Credit Agreement, which consists of a $375 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The interest on the revolving credit facility is calculated at the monthly LIBOR plus a spread. The borrowings under the revolving credit facility may include up to $25 million for which interest is calculated at the daily LIBOR plus a spread (Swing Line). On July 1, 2018, Federated Hermes entered into an amendment to the Credit Agreement to add certain definitions and to amend certain negative covenants relating to indebtedness, guarantees, and restrictions on dividends, related to the HFML Acquisition. This amendment contains other customary conditions, representations, warranties and covenants.
The Credit Agreement, which expires on June 5, 2022, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, may elect to make discretionary principal payments. During 2020, Federated Hermes borrowed $100 million from the revolving credit facility for general corporate purposes and repaid $125 million. As of December 31, 2020 and 2019, the amounts outstanding under the revolving credit facility were $75 million and $100 million, respectively, and were recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 1.277% and 2.816% as of December 31, 2020 and 2019, respectively, which was calculated at LIBOR plus a spread. The commitment fee under the Credit Agreement currently is 0.125% per annum on the daily unused portion of each Lender's commitment. As of December 31, 2020, Federated Hermes has $300 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated Hermes was in compliance with all covenants at and during the year ended December 31, 2020. See the Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Second Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.
(13) Employee Benefit Plans
(a) 401(k) Plan
Federated Hermes offers defined contribution plans to its employees. Its 401(k) plan covers domestic employees. Under the 401(k) plan, employees can make salary deferral contributions at a rate of 1% to 50% of their annual compensation (as defined in the 401(k) plan), subject to Internal Revenue Code (IRC) limitations. For 2018, Federated Hermes' matching contribution was 100% of the first 3% of compensation contributed by an employee and 50% of the next 3% for a total possible match of 4.5%, subject to IRC compensation limits. Effective January 1, 2019, Federated Hermes' matching contribution is

100% of the first 4% of compensation contributed by an employee and 50% of the next 2% for a total possible match of 5%, subject to IRC compensation limits. Forfeitures of unvested matching contributions are used to offset future matching contributions. Matching contributions to the 401(k) plan recognized in Compensation and Related expense amounted to $6.8 million, $6.6 million and $5.7 million for 2020, 2019 and 2018, respectively.
Vesting in Federated Hermes' matching contributions commences once a participant in the 401(k) plan has worked at least 1,000 hours per year for two years. Upon completion of this initial service, 20% of Federated Hermes' contribution included in a participant's account vests and 20% vests for each of the following four years if the participant works at least 1,000 hours per year. Employees are immediately vested in their 401(k) salary deferral contributions.
(b) Employee Stock Purchase Plan
Federated Hermes offers an employee stock purchase plan that allows employees to purchase a maximum of 750,000 shares of Class B common stock. Employees may contribute up to 10% of their salary to purchase shares of Federated Hermes' Class B common stock on a quarterly basis at the market price. The shares purchased under this plan may be newly issued shares, treasury shares or shares purchased on the open market. During 2020, 10,278 shares were purchased by employees in this plan and, as of December 31, 2020, a total of 212,113 shares were purchased by employees in this plan on the open market since its inception in 1998.
(14) Share-Based Compensation
(a) Restricted Stock
Federated Hermes' long-term stock-incentive compensation is provided under the Stock Incentive Plan (the Plan), as amended and subsequently approved by shareholders from time to time. Share-based awards are granted to reward Federated Hermes' employees and non-management directors who have contributed to the success of Federated Hermes and to provide incentive to increase their efforts on behalf of Federated Hermes. Since the Plan's inception, a total of 30.6 million shares of Class B common stock have been authorized for granting share-based awards in the form of restricted stock, stock options or other share-based awards. As of December 31, 2020, 2.4 million shares are available under the Plan.
Share-based compensation expense was $26.7 million, $25.1 million and $23.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The associated tax benefits recorded in connection with share-based compensation expense were $6.4 million, $6.0 million and $5.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, the maximum remaining unrecognized compensation expense related to share-based awards approximated $76 million which is expected to be recognized over a weighted-average period of approximately 6 years.
Federated Hermes' restricted stock awards represent shares of Federated Hermes Class B common stock that may be sold by the awardee only once restrictions lapse, as dictated by the terms of the award. The awards are generally subject to graded vesting schedules that vary in length from three to 10 years with a portion of the award vesting each year, as dictated by the terms of the award. For an award with a ten-year vesting period, the restrictions on the vested portion of the award typically lapse on the award's fifth- and tenth-year anniversaries. Certain restricted stock awards granted pursuant to a key employee bonus program have a three-year graded vesting schedule with restrictions lapsing at each vesting date. During these restriction periods, the recipient receives dividends on all shares awarded, regardless of their vesting status.

The following table summarizes activity of non-vested restricted stock awards for the year ended December 31, 2020:

	Restricted Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2020	3,781,195	$26.47
Granted[1]	1,134,581	25.98
Vested	(899,117)	27.28
Forfeited	(55,267)	24.49
Non-vested at December 31, 2020	3,961,392	$26.17
1    During 2020, Federated Hermes awarded 649,581 shares of restricted Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This bonus restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period. Also during 2020, Federated Hermes awarded 485,000 shares of restricted Class B common stock to certain key employees. These periodic restricted stock awards generally vest over a ten-year period.
Federated Hermes awarded 1,134,581 shares of restricted Class B common stock with a weighted-average grant-date fair value of $25.98 to employees during 2020; awarded 928,324 shares of restricted Class B common stock with a weighted-average grant-date fair value of $30.10 to employees during 2019; and awarded 899,269 shares of restricted Class B common stock with a weighted-average grant-date fair value of $28.30 to employees during 2018.
The total fair value of restricted stock vested during 2020, 2019 and 2018 was $23.2 million, $28.4 million and $24.0 million, respectively.
(b) Subsidiary Stock Plan
Effective July 2, 2018, Federated Hermes established a non-public subsidiary share-based compensation plan for certain employees of one of its subsidiaries. These awards, which are subject to continued-service vesting requirements, vest over a period of three to five years. At various predetermined dates, but no earlier than 9 months after vesting, award holders have a right to exercise a put option to sell shares to Federated Hermes at fair value and Federated Hermes has a right to exercise a call option to acquire shares at fair value. Federated Hermes recognized compensation expense for this plan of $8.8 million, $7.9 million and $4.2 million in Compensation and Related expense on the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, the remaining unrecognized compensation expense related to these plan awards approximated $25 million which is expected to be recognized over a weighted-average period of approximately 3 years.
(15) Common Stock
The Class A common stockholder has the entire voting rights of Federated Hermes; however, without the consent of the majority of the holders of Class B common stock, the Class A common stockholder cannot alter Federated Hermes' structure, dispose of all or substantially all of its assets, amend its Articles of Incorporation or Bylaws to adversely affect the Class B common stockholders, or liquidate or dissolve Federated Hermes. With respect to dividends, distributions and liquidation rights, the Class A common stock and Class B common stock have equal preferences and rights.
(a) Dividends
Cash dividends of $207.8 million, $109.1 million and $106.9 million were paid in 2020, 2019 and 2018, respectively, to holders of Federated Hermes common stock. Of the amount paid in 2020, $99.3 million represented a $1.00 per share special dividend paid in the fourth quarter. All dividends were considered ordinary dividends for tax purposes.
(b) Treasury Stock
In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 4 million shares of Class B common stock. This program was fulfilled in March 2020. In March 2020, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 500 thousand shares of Class B common stock. This program was fulfilled in May 2020. In April 2020, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 3.5 million shares of Class B common stock. No other program existed as of December 31, 2020. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes' board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the year ended December 31, 2020, Federated Hermes repurchased 2.9 million shares of its Class B common stock for $67.9 million ($1.1 million of which was accrued in Other Current Liabilities as of December 31, 2020), most of which were repurchased in the open market. At December 31, 2020, 1.7 million shares remained available to be repurchased under this buyback program.
(16) Income Taxes
Federated Hermes files a consolidated federal income tax return. Financial statement tax expense is determined under the liability method.
Income Tax Provision consisted of the following expense/(benefit) components for the years ended December 31:

(in thousands)	2020	2019	2018
Current:
Federal	$76,936	$67,745	$54,447
State	11,759	10,158	7,359
Foreign	3,171	2,791	(188)
Total Current	91,866	80,694	61,618
Deferred:
Federal	9,991	6,395	7,616
State	2,365	1,427	1,750
Foreign	5,813	(370)	2,891
Total Deferred	18,169	7,452	12,257
Total	$110,035	$88,146	$73,875
The reconciliation between the statutory income tax rate and the effective tax rate consisted of the following for the years ended December 31:

	2020	2019	2018
Expected Federal Statutory Income Tax Rate	21.0%	21.0%	21.0%
Increase/(Decrease):
State and Local Income Taxes, net of Federal Benefit	2.4	2.4	2.4
Foreign Income Taxes	0.8	(0.1)	0.1
Non-Deductible Executive Compensation	0.8	0.9	1.1
Other	(0.3)	(0.1)	0.3
Effective Tax Rate	24.7%	24.1%	24.9%
The effective tax rate for 2020 increased to 24.7% as compared to 2019's rate of 24.1% primarily due to an increase in foreign deferred tax expense in connection with the revaluation of net foreign deferred tax liabilities resulting from the UK's decision not to reduce its corporate tax rate from 19% to 17%.

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

(in thousands)	2020	2019
Deferred Tax Assets
Tax Net Operating Loss Carryforwards	$74,274	$71,724
Lease liability	30,931	27,889
Compensation related	18,033	15,994
Other	871	699
Total Deferred Tax Assets	124,109	116,306
Valuation Allowance	(61,089)	(57,790)
Total Deferred Tax Asset, net of Valuation Allowance	$63,020	$58,516
Deferred Tax Liabilities
Intangible Assets	$211,127	$191,595
Right-of-use asset	28,981	25,691
Property and equipment	5,121	5,493
Other	5,728	1,119
Total Gross Deferred Tax Liability	$250,957	$223,898
Net Deferred Tax Liability	$187,937	$165,382
Long-Term Deferred Tax Liability, net at December 31, 2020 increased $22.6 million from December 31, 2019 primarily due to certain tax amortization deductions being in excess of book amortization and an increase in intangible assets associated with first quarter 2020 acquisitions (see Note (10) for additional information).
At December 31, 2020, Federated Hermes had deferred tax assets related to state and foreign tax net operating loss carryforwards in certain taxing jurisdictions in the aggregate of $74.3 million. The state net operating losses will expire through 2040, while most foreign net operating losses do not expire. A valuation allowance has been recognized for $51.6 million (or 100%) of the deferred tax asset for state tax net operating losses, and for $9.5 million (or 42%) of the deferred tax asset for foreign tax net operating losses. The valuation allowances were recorded due to management's belief that it is more likely than not that Federated Hermes will not realize the full benefit of these net operating losses. For the deferred tax asset, net of valuation allowance related to foreign net operating losses, management believes that it is more likely than not that it will realize the benefit of these net operating losses based on projections of future taxable income for the entities to which these relate.
At December 31, 2019, Federated Hermes had deferred tax assets related to state and foreign tax net operating loss carryforwards in certain taxing jurisdictions in the aggregate of $71.7 million. The state net operating losses will expire through 2039, while most foreign net operating losses do not expire. A valuation allowance has been recognized for $49.4 million (or 100%) of the deferred tax asset for state tax net operating losses, and for $8.4 million (or 38%) of the deferred tax asset for foreign tax net operating losses. The valuation allowances were recorded due to management's belief that it is more likely than not that Federated Hermes will not realize the full benefit of these net operating losses. For the deferred tax asset, net of valuation allowance related to foreign net operating losses, management believes that it is more likely than not that it will realize the benefit of these net operating losses based on projections of future taxable income for the entities to which these relate.
Federated Hermes' remaining deferred tax assets as of December 31, 2020 and 2019 primarily related to compensation-related expenses that have been recognized for book purposes but are not yet deductible for tax purposes. Management believes that it is more likely than not that Federated Hermes will receive the full benefit of these deferred tax assets due to the expectation that Federated Hermes will generate taxable income well in excess of these amounts in the years they become deductible.
Federated Hermes and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in certain foreign jurisdictions. Based upon its review of these filings, there were no material unrecognized tax benefits as of December 31, 2020 or 2019. Therefore, there were no material changes during 2020, and no reasonable possibility of a significant increase or decrease in unrecognized tax benefits within the next twelve months.

(17) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes for the years ended December 31:

(in thousands, except per share data)	2020	2019	2018
Numerator
Net Income Attributable to Federated Hermes, Inc.	$326,364	$272,339	$220,297
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(12,794)	(10,234)	(8,555)
Total Net Income Attributable to Federated Hermes Common Stock - Basic	$313,570	$262,105	$211,742
Less: Total Net Income Available to Unvested Restricted Shareholders of a Nonpublic Consolidated Subsidiary	(2,439)	(872)	(794)
Total Net Income Attributable to Federated Hermes Common Stock - Diluted	$311,131	$261,233	$210,948
Denominator
Basic and Diluted Weighted-Average Federated Hermes Common Stock[2]	96,419	97,259	96,949
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic[2]	$3.25	$2.69	$2.18
Net Income Attributable to Federated Hermes Common Stock - Diluted[2]	$3.23	$2.69	$2.18
1    Includes dividends paid on unvested restricted Federated Hermes Class B Common shares and their proportionate share of undistributed earnings attributable to Federated Hermes shareholders.
2    Federated Hermes Common Stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.
(18) Leases
Federated Hermes has material operating leases related to its corporate headquarters in Pittsburgh, Pennsylvania. These leases expire in 2030 and have renewal options for additional periods through 2040. These leases include provisions for leasehold improvement incentives, rent escalation and certain penalties for early termination. In addition, Federated Hermes has various other operating lease agreements primarily for additional facilities. These leases are noncancelable and expire on various dates through the year 2030. Most leases include renewal options for additional rental periods that would end on various dates through 2037 and, in certain cases, escalation clauses. The value of the ROU assets and lease liabilities recognized do not include the consideration of any renewal options, as they are not yet reasonably certain to be exercised.
During the years ended December 31, 2020, 2019, and 2018, Federated Hermes recorded $13.0 million, $17.7 million and $14.7 million, respectively, in operating lease costs to Office and Occupancy expense on the Consolidated Statements of Income.
The following table reconciles future minimum undiscounted payments to the operating lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2020:

(in millions)
2021	$19.8
2022	20.2
2023	20.3
2024	19.1
2025	14.5
2026 and Thereafter	63.1
Total Undiscounted Lease Payments	$157.0
Present Value Adjustment[1]	(19.2)
Net Operating Lease Liabilities	$137.8
1    Calculated using the IBR for each lease.

The following information relates to the operating leases recorded on the Consolidated Balance Sheets as of December 31, 2020:

Weighted-average remaining lease term (in years)	8.7
Weighted-average discount rate (IBR)	3.03%
Year-to-date cash paid for the amounts included in the measurement of lease liabilities (in millions)	$27.5
(19) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
The components of Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes shareholders are as follows:

(in thousands)	Unrealized Gain (Loss) on Equity Securities	Foreign Currency Translation Gain (Loss)	Total
Balance at December 31, 2017	$29	$(819)	$(790)
Other Comprehensive Income (Loss) Before Reclassifications and Tax	0	(13,607)	(13,607)
Reclassification Adjustment, before tax[1]	(80)	(242)	(322)
Tax Impact[1]	51	51	102
Net Current-Period Other Comprehensive Income (Loss)	(29)	(13,798)	(13,827)
Balance at December 31, 2018	$0	$(14,617)	$(14,617)
Other Comprehensive Income (Loss) Before Reclassifications and Tax	0	14,368	14,368
Net Current-Period Other Comprehensive Income (Loss)	0	14,368	14,368
Balance at December 31, 2019	$0	$(249)	$(249)
Other Comprehensive Income (Loss) Before Reclassifications and Tax	0	15,420	15,420
Net Current-Period Other Comprehensive Income (Loss)	0	15,420	15,420
Balance at December 31, 2020	$0	$15,171	$15,171
1    Amount primarily represents the reclassification from Accumulated Other Comprehensive Income (Loss), net of tax to Retained Earnings on the Consolidated Balance Sheets as a result of the adoption of new accounting guidance in 2018.

(20) Redeemable Noncontrolling Interest in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interest in Subsidiaries:

(in thousands)	Consolidated Investment Companies	HFML	Total
Balance at January 1, 2018	$30,163	$0	$30,163
Net Income (Loss)	(1,095)	3,097	2,002
Other Comprehensive Income (Loss), net of tax	0	(6,009)	(6,009)
Subscriptions—Redeemable Noncontrolling Interest Holders	2,801	0	2,801
Consolidation/(Deconsolidation)	(1,751)	0	(1,751)
Stock Award Activity	0	4,239	4,239
Distributions to Noncontrolling Interest in Subsidiaries	(18,492)	0	(18,492)
Business Acquisition	0	169,560	169,560
Balance at December 31, 2018	$11,626	$170,887	$182,513
Net Income (Loss)	2,016	2,770	4,786
Other Comprehensive Income (Loss), net of tax	0	6,907	6,907
Subscriptions—Redeemable Noncontrolling Interest Holders	9,356	0	9,356
Consolidation/(Deconsolidation)	454	0	454
Stock Award Activity	0	7,888	7,888
Distributions to Noncontrolling Interest in Subsidiaries	(3,580)	0	(3,580)
Business Acquisition	0	(386)	(386)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	4,148	4,148
Balance at December 31, 2019	$19,872	$192,214	$212,086
Net Income (Loss)	3,626	6,032	9,658
Other Comprehensive Income (Loss), net of tax	0	6,593	6,593
Subscriptions—Redeemable Noncontrolling Interest Holders	20,985	0	20,985
Consolidation/(Deconsolidation)	(4,019)	595	(3,424)
Stock Award Activity	0	8,786	8,786
Distributions to Noncontrolling Interest in Subsidiaries	(16,218)	0	(16,218)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	(1,479)	(1,479)
Balance at December 31, 2020	$24,246	$212,741	$236,987
During 2020, the HFML Redeemable Noncontrolling Interest in Subsidiaries carrying value was adjusted by $1.5 million to the current redemption value, assuming the HFML noncontrolling interest was redeemable at the balance sheet date. The noncontrolling interest was adjusted through a corresponding adjustment to retained earnings.

(21) Commitments and Contingencies
(a) Contractual
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes is obligated to make certain future payments under various agreements to which it is a party. The following table summarizes minimum noncancelable payments contractually due under Federated Hermes' significant service contracts:

	Payments due in
						After
(in millions)	2021	2022	2023	2024	2025	2025	Total
Purchase Obligations[1]	$33.3	$10.8	$6.6	$4.1	$2.8	$5.8	$63.4
Other Obligations	2.5	0.5	0.2	0.0	0.0	0.0	3.2
Total	$35.8	$11.3	$6.8	$4.1	$2.8	$5.8	$66.6
1    Federated Hermes is a party to various contracts pursuant to which it receives certain services, including services for marketing and information technology, access to various fund-related information systems and research databases, trade order transmission and recovery services as well as other services. These contracts contain certain minimum noncancelable payments, cancellation provisions and renewal terms. The contracts require payments through the year 2027. Costs for such services are expensed as incurred.
(b) Contingencies
Federated Hermes previously recorded as revenue certain carried interest from certain funds subject to clawback provisions (Carried Interest). As of December 31, 2020, approximately $12 million of Carried Interest is subject to clawback. As a result of the significant impact of Covid-19 on certain markets, beginning in the first quarter of 2020, management concluded it was probable that the market value of the assets held by these funds would be reduced at the December 31, 2020 valuation date, which could result in a portion or all of this Carried Interest being repaid in 2021. As of December 31, 2020, management estimated that a clawback of approximately $1 million will occur based on the current estimated valuation of the assets held by these funds and has recorded a liability for this amount at December 31, 2020. Final third-party valuations of the funds as of December 31, 2020 are anticipated to be completed in the first quarter of 2021 and may result in a material change in the valuation of the assets held by these funds and the resulting clawback of Carried Interest.
(c) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated Hermes guarantee certain financial obligations of Federated Hermes, Inc., and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly-owned subsidiaries. In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes' right to challenge the claim. Further, Federated Hermes' obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes' obligations and the unique facts and circumstances involved in each particular agreement. As of December 31, 2020, management does not believe that a material loss related to any of these matters is reasonably possible.
(d) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of December 31, 2020, Federated Hermes does not believe that a material loss related to these claims is reasonably possible.

(22) Segment and Geographic Information
Federated Hermes operates in one operating segment, the investment management business.
Federated Hermes' revenues from U.S. and non-U.S. operations were as follows for the years ended December 31:

(in thousands)	2020	2019	2018
U.S.	$1,168,018	$1,098,975	$1,005,948
Non-U.S.[1]	280,250	227,919	129,729
Total Revenue	$1,448,268	$1,326,894	$1,135,677
1    This represents revenue earned by non-U.S. domiciled subsidiaries, primarily in the UK.
Federated Hermes' Right-of-Use Assets, net and Property and Equipment, net for U.S. and non-U.S. operations were as follows at December 31:

(in thousands)	2020	2019
U.S.	$118,912	$129,322
Non-U.S.[1]	55,776	22,917
Total Right-of-Use Assets, net and Property and Equipment, net[1]	$174,688	$152,239
1    This represents net assets of non-U.S. domiciled subsidiaries, primarily in the UK.
(23) Subsequent Events
On January 28, 2021, the board of directors declared a $0.27 per share dividend. The dividend was payable to shareholders of record as of February 5, 2021, resulting in $26.8 million being paid on February 12, 2021.

(24) Supplementary Quarterly Financial Data (Unaudited)

(in thousands, except per share data, for the quarters ended)	March 31	June 30	September 30	December 31
2020
Revenue[1]	$359,183	$360,712	$364,455	$363,918
Operating Income[1]	$92,744	$97,251	$113,381	$114,775
Net Income Including the Noncontrolling Interests in Subsidiaries	$63,265	$84,801	$86,684	$101,272
Amounts Attributable to Federated Hermes, Inc.
Net Income	$64,178	$81,196	$85,822	$95,168
Earnings Per Common Share – Basic	$0.63	$0.81	$0.86	$0.94
Earnings Per Common Share – Diluted	$0.63	$0.80	$0.85	$0.93
2019
Revenue	$307,050	$321,479	$340,340	$358,025
Operating Income	$70,889	$84,940	$89,307	$102,791
Net Income Including the Noncontrolling Interests in Subsidiaries	$54,611	$63,840	$73,585	$85,089
Amounts Attributable to Federated Hermes, Inc.
Net Income	$54,546	$62,724	$72,962	$82,107
Earnings Per Common Share – Basic and Diluted	$0.54	$0.62	$0.72	$0.81
1    During the first, second, third and fourth quarters of 2020, Voluntary Yield-related Fee Waivers totaled $0.4 million, $19.7 million, $36.8 million and $56.1 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $0.3 million, $17.7 million, $33.0 million and $47.4 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $0.1 million, $2.0 million, $3.8 million and $8.7 million, respectively.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes' President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated Hermes' disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated Hermes' disclosure controls and procedures were effective at December 31, 2020.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in Federated Hermes' internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, Federated Hermes' internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth below) is contained in Federated Hermes' Information Statement for the 2021 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Security Ownership – Delinquent Section 16(a) Reports, and is incorporated herein by reference.
Executive Officers
The information required by this Item with respect to Federated Hermes' executive officers is contained in Item 1 of Part I of this Form 10-K under the caption Information about our Executive Officers.
Code of Ethics
In October 2003, Federated Hermes adopted a code of ethics for its senior financial officers. This code, updated in January 2020, meets the requirements provided by Item 406 of Regulation S-K and is incorporated by reference in Part IV, Item 15(b) of this Form 10-K as Exhibit 14.03. The code of ethics is available at www.FederatedHermes.com. In the event that Federated Hermes amends or waives a provision of this code and such amendment or waiver relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K, Federated Hermes would post such information on its website.

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this Item is contained in Federated Hermes' Information Statement for the 2021 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See Note (14)(a) to the Consolidated Financial Statements for information regarding Federated Hermes' share-based compensation plan as of December 31, 2020. Federated Hermes had no other plans to grant shares of Class B common stock not approved by shareholders.
All other information required by this Item is contained in Federated Hermes' Information Statement for the 2021 Annual Meeting of Shareholders under the caption Security Ownership and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is contained in Federated Hermes' Information Statement for the 2021 Annual Meeting of Shareholders under the captions Executive Compensation – Transactions with Related Persons, Executive Compensation – Conflict of Interest Policies and Procedures and Board of Directors and Election of Directors and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is contained in Federated Hermes' Information Statement for the 2021 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm and is incorporated herein by reference.

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
(b) Exhibits:
The following exhibits are filed or incorporated as part of this Form 10-K:

Exhibit Number	Description

2.01	Agreement and Plan of Merger, dated as of February 20, 1998, between Federated Investors and Federated (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-4 (File No. 333-48361))

2.02	Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.03	Amendment No. 1, dated April 11, 2001, to the Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.2 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.09	Share Sale Agreement, dated April 12, 2018, among BT Pension Scheme Trustees Limited, as trustee for and on behalf of the BT Pension Scheme, and Federated Holdings (UK) II Limited and Federated Investors, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated April 13, 2018 (File No. 001-14818))

2.10	Management Warranty Deed, dated April 12, 2018, among certain members of management of Hermes Fund Managers Limited, Federated Holdings (UK) II Limited and Federated Investors, Inc. (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K dated April 13, 2018 (File No. 001-14818))

3.04	Restated Articles of Incorporation of Federated Hermes, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K dated February 3, 2020 (File No. 001-14818))

3.05	Restated Bylaws of Federated Hermes, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K dated February 3, 2020 (File No. 001-14818))

3.06	Amendment to Section 3.01 of the Federated Hermes, Inc. Restated Bylaw (incorporated by reference to Exhibit 3.1 to the Form 8-K dated April 2, 2020 (File No. 001-14818))

3.07	Restated Bylaws of Federated Hermes, Inc. (incorporated by reference to Exhibit 3.1 to the March 31. 2020 Quarterly Report on Form 10-Q (File No. 001-14818))

4.01	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-4 (File No. 333-48361))

4.02	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-4 (File No. 333-48361))

4.05	Shareholder Rights Agreement, dated August 1, 1989, between Federated and The Standard Fire Insurance Company, as amended January 31, 1996 (incorporated by reference to Exhibit 4.06 to the Registration Statement on Form S-4 (File No. 333-48361))

4.06	Form of Federated Hermes, Inc. Class A Common Stock certificate, as amended January 31, 2020 (incorporated by reference to Exhibit 4.06 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

4.07	Form of Federated Hermes, Inc. Class B Common Stock certificate, as amended January 31, 2020 (incorporated by reference to Exhibit 4.07 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

4.08	Description of Federated Hermes, Inc. Securities (incorporated by reference to Exhibit 4.08 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

9.01	Voting Shares Irrevocable Trust dated May 31, 1989 (incorporated by reference to Exhibit 9.01 to the Registration Statement on Form S-4 (File No. 333-48361))

10.15	Federated Investors Tower Lease dated January 1, 1993 (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-4 (File No. 333-48361))

10.16	Federated Investors Tower Lease dated February 1, 1994 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-4 (File No. 333-48361))

10.19	Employment Agreement, dated December 28, 1990, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.08 to the Registration Statement on Form S-4 (File No. 333-48361))

10.41	Amendments No. 6, 5, 4, 3 and 2 to Federated Investors Tower Lease dated as of December 31, 2003; November 10, 2000; June 30, 2000; February 10, 1999; and September 19, 1996 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.67	ISDA Master Agreement and schedule between Federated Investors, Inc. and PNC Bank National Association related to the $425,000,000 forward-starting interest rate swap, entered into on March 30, 2010 and effective April 9, 2010 (incorporated by reference to Exhibit 10.2 to the June 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

10.68	ISDA Master Agreement and schedule between Federated Investors, Inc. and Citibank, N.A. related to the $425,000,000 forward-starting interest rate swap, entered into on March 30, 2010 and effective April 9, 2010 (incorporated by reference to Exhibit 10.3 to the June 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

10.69	Employment Agreement, dated July 6, 1983, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.69 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-14818))

10.70	Federated Investors, Inc. Stock Incentive Plan, amended as of April 28, 2011 (incorporated by reference to Exhibit 10.1 to the March 31, 2011 Quarterly Report on Form 10-Q (File No. 001-14818))

10.72	Amendments No. 8 and 7 to Federated Investors Tower Lease dated as of September 9, 2011 and August 15, 2007 (incorporated by reference to Exhibit 10.1 to the September 30, 2011 Quarterly Report on Form 10-Q (File No. 001-14818))

10.76	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.1 to the September 30, 2014 Quarterly Report on Form 10-Q (File No. 001-14818))

10.78	Federated Investors, Inc. Employee Stock Purchase Plan, amended as of January 1, 2016 (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-14818))

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

10.82	Employment Agreement, dated October 22, 1990, between Federated Securities Corp. and an executive officer (incorporated by reference to Exhibit 10.82 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-14818))

10.83	2016 Restricted Stock Award Agreement, dated June 15, 2016, by and between Federated Investors, Inc. and an executive officer (incorporated by reference to Exhibit 10.83 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-14818))

10.85	The Third Amended and Restated Credit Agreement, dated as of June 5, 2017, by and among Federated Investors, Inc. certain subsidiaries as guarantors party thereto, the banks as lenders party thereto, and PNC Bank, National Association, PNC Capital Markets LLC, Citigroup Global Markets, Inc., Citibank, N.A. and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the June 30, 2017 Quarterly Report on Form 10-Q (File No. 001-14818))

10.86	Federated Investors, Inc. Stock Incentive Plan, as amended, as approved by shareholders on April 26, 2018 (incorporated by reference to Exhibit 10.1 to the March 31, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.87	Shareholders' Agreement, dated July 2, 2018, among Hermes Fund Managers Limited, BT Pension Scheme Trustees Limited, in its capacity as trustee for and on behalf of the BT Pension Scheme, Federated Holdings (UK) II Limited, and Federated Investors, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated July 2, 2018 (File No. 001-14818))

10.88	Put and Call Option Deed, dated July 2, 2018, among BT Pension Scheme Trustees Limited, in its capacity as trustee for and on behalf of the BT Pension Scheme, Federated Holdings (UK) II Limited, and Federated Investors, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated July 2, 2018 (File No. 001-14818))

10.89	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated July 1, 2018, by and among Federated Investors, Inc., each of the guarantors (as defined in the Third Amended and Restated Credit Agreement, the lenders (as defined in the Third Amended and Restated Credit Agreement, and PNC BANK, NATIONAL ASSOCIATION, as administrative agent for the lenders. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated July 2, 2018 (File No. 001-14818))

10.90	UK Sub-Plan to the Federated Investors, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.91	Form of Restricted Stock Award Agreement for UK Sub-Plan (incorporated by reference to Exhibit 10.2 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.92	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated October 26, 2018, by and among Federated Investors, Inc., each of the guarantors (as defined in the Third Amended and Restated Credit Agreement), the lenders (as defined in the Third Amended and Restated Credit Agreement), and PNC BANK, NATIONAL ASSOCIATION, as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.93	Form of Bonus Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (incorporated by reference to Exhibit 10.93 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-14818))

10.116	Form of Hermes Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.23 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.117	Employment Contract dated June 25, 2018 between Hermes Fund Managers Limited and an executive officer (incorporated by reference to Exhibit 10.24 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.118	Hermes Fund Managers Limited Long Term Incentive Plan adopted on July 2, 2018 (incorporated by reference to Exhibit 10.25 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.119	Hermes Fund Managers Limited Co-investment Scheme Rules 2018 (incorporated by reference to Exhibit 10.26 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.120	Transaction Agreement, dated as of May 6, 2019, by and between Federated Investors, Inc. and PNC Capital Advisors, LLC (incorporated by reference to Exhibit 10.1 to the June 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.121	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.1 to the September 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.122	Form of Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (incorporated by reference to Exhibit 10.2 to the September 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.123	Federated Hermes, Inc. Employee Stock Purchase Plan, amended as of January 31, 2020 (incorporated by reference to Exhibit 10.123 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.124	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.124 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.125	Form of Restricted Stock Award Agreement for UK Sub-Plan (incorporated by reference to Exhibit 10.125 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.126	Form of Bonus Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.126 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.127	Form of Bonus Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (incorporated by reference to Exhibit 10.127 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.128	Federated Hermes, Inc. Annual Incentive Plan, as amended as of January 31, 2020 (incorporated by reference to Exhibit 10.128 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.129	Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 31, 2020 (incorporated by reference to Exhibit 10.129 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.130	UK Sub-Plan to the Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 31, 2020 (incorporated by reference to Exhibit 10.130 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.131	Amendment No. 10 to Federated Hermes Tower Lease dated as of February 21, 2020 (incorporated by reference to Exhibit 10.131 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.132	Hermes Fund Managers Limited Co-investment Scheme Rules - Addendum (filed herewith)

14.03	Federated Hermes, Inc. Code of Ethics for Senior Financial Officers, as amended as of January 31, 2020 (incorporated by reference to Exhibit 14.03 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

21.01	Subsidiaries of the Registrant (filed herewith)

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

The following XBRL documents are filed herewith:
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED HERMES, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date:	February 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Christopher Donahue	President, Chief Executive Officer, Chairman	February 26, 2021
J. Christopher Donahue	and Director (Principal Executive Officer)

/s/ Thomas R. Donahue	Chief Financial Officer and Director	February 26, 2021
Thomas R. Donahue	(Principal Financial Officer)

/s/ Richard A. Novak	Principal Accounting Officer	February 26, 2021
Richard A. Novak

/s/ Joseph C. Bartolacci	Director	February 26, 2021
Joseph C. Bartolacci

/s/ Michael J. Farrell	Director	February 26, 2021
Michael J. Farrell

/s/ John B. Fisher	Director	February 26, 2021
John B. Fisher

/s/ Marie Milie Jones	Director	February 26, 2021
Marie Milie Jones

EXHIBIT INDEX

Exhibit Number	Description

10.132	Hermes Fund Managers Limited Co-investment Scheme Rules - Addendum

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)