Form 10-Q
period 2021-03-31
FEDERATED HERMES, INC.
filed 2021-05-04
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of April 30, 2021, the Registrant had outstanding 9,000 shares of Class A Common Stock and 98,478,017 shares of Class B Common Stock.

FORWARD-LOOKING STATEMENTS

Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that could cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries, including Hermes Fund Managers Limited (HFML) (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "can," "may," and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management's assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding the coronavirus and pandemic, their impact and status, and plans in response, asset flows, levels, values and mix or their impact; business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; fee rates and recognition; sources and levels of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses (Consideration Payable to Customers) and fee waivers for competitive reasons such as to maintain certain fund expense ratios, to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances and the degree to which Fee Waivers will be implemented; whether and when revenue or expense is recognized; whether performance fees or carried interest will be earned or repaid or clawed-back; whether and when capital contributions could be made; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the timing of, and direct or contingent, payment obligations; costs, preliminary valuations, valuation adjustments and purchase price allocations relating to acquisitions; any cost savings resulting from acquisitions; payment obligations pursuant to employment or incentive arrangements; business and market expansion opportunities, including, anticipated, or acceleration of, global growth; interest and principal payments, expenses and repayment obligations; taxes and the impact of tax law changes; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes' product and market performance and Federated Hermes' performance indicators; investor preferences; product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; legal proceedings; the pace, timing, impact, effects and other consequences of Brexit, financial transaction taxes, and the transition away from the London Inter-Bank Offered Rate (LIBOR), as well as potential, proposed and final laws, regulations and other rules, the reexamination of recently promulgated regulations and rules, potential money market fund reforms and continuing regulatory oversight by United States (U.S.) and foreign regulators and other authorities; the attractiveness and resiliency of money market funds; dedication of resources; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; compliance, and related legal, compliance and other professional services expenses; interest rate, concentration, market, currency and other risks; and various other items set forth under Item 1A - Risk Factors in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes' business and results, including by changing Federated Hermes' asset flows, levels, and mix, and business mix, which could cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements can be based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes' success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated Hermes' products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes' risks and uncertainties also include liquidity and credit risks in Federated Hermes' money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, any additional regulatory reforms, investor preferences and confidence, Fee Waivers, and the ability of Federated Hermes to collect fees in connection with the management of such products. Many of these factors could be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that could impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2020.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$222,605	$301,819
Investments—Consolidated Investment Companies	92,798	91,359
Investments—Affiliates and Other	67,292	45,593
Receivables, net of reserve of $16 and $16, respectively	67,213	64,857
Receivables—Affiliates	32,675	41,107
Prepaid Expenses	27,395	22,130
Other Current Assets	10,334	8,478
Total Current Assets	520,312	575,343
Long-Term Assets
Goodwill	801,500	800,267
Intangible Assets, net of accumulated amortization of $30,028 and $26,372, respectively	481,536	481,753
Property and Equipment, net of accumulated depreciation of $109,863 and $106,317, respectively	50,980	52,610
Right-of-Use Assets, net	118,958	122,078
Other Long-Term Assets	36,667	28,788
Total Long-Term Assets	1,489,641	1,485,496
Total Assets	$2,009,953	$2,060,839
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$57,679	$61,736
Accrued Compensation and Benefits	74,708	170,646
Lease Liabilities	16,540	15,845
Income Taxes Payable	19,603	1,939
Other Current Liabilities	30,770	15,280
Total Current Liabilities	199,300	265,446
Long-Term Liabilities
Long-Term Debt	70,000	75,000
Long-Term Deferred Tax Liability, net	191,752	187,937
Long-Term Lease Liabilities	117,863	121,922
Other Long-Term Liabilities	30,199	36,550
Total Long-Term Liabilities	409,814	421,409
Total Liabilities	609,114	686,855
Commitments and Contingencies (Note (15))
TEMPORARY EQUITY
Redeemable Noncontrolling Interest in Subsidiaries	245,717	236,987
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders' Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 109,505,456 Shares Issued	427,885	418,669
Retained Earnings	1,062,831	1,027,699
Treasury Stock, at Cost, 10,966,089 and 10,174,013 Shares Class B Common Stock, respectively	(354,512)	(324,731)
Accumulated Other Comprehensive Income (Loss), net of tax	18,729	15,171
Total Permanent Equity	1,155,122	1,136,997
Total Liabilities, Temporary Equity and Permanent Equity	$2,009,953	$2,060,839
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended
	March 31,
	2021	2020
Revenue
Investment Advisory Fees, net—Affiliates	$183,833	$183,238
Investment Advisory Fees, net—Other	63,856	57,422
Administrative Service Fees, net—Affiliates	74,302	72,199
Other Service Fees, net—Affiliates	15,869	41,447
Other Service Fees, net—Other	3,313	4,877
Total Revenue	341,173	359,183
Operating Expenses
Compensation and Related	143,620	115,335
Distribution	44,389	96,160
Systems and Communications	18,594	14,896
Professional Service Fees	14,636	13,268
Office and Occupancy	11,240	11,771
Advertising and Promotional	2,824	4,995
Travel and Related	296	3,159
Other	8,096	6,855
Total Operating Expenses	243,695	266,439
Operating Income	97,478	92,744
Nonoperating Income (Expenses)
Investment Income, net	632	1,389
Gain (Loss) on Securities, net	1,379	(15,840)
Debt Expense	(491)	(931)
Other, net	345	8,345
Total Nonoperating Income (Expenses), net	1,865	(7,037)
Income Before Income Taxes	99,343	85,707
Income Tax Provision	24,997	22,442
Net Income Including the Noncontrolling Interests in Subsidiaries	74,346	63,265
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	(138)	(913)
Net Income	$74,484	$64,178
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic and Diluted	$0.75	$0.63
Cash Dividends Per Share	$0.27	$0.27
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2021	2020
Net Income Including the Noncontrolling Interests in Subsidiaries	$74,346	$63,265

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	3,558	(24,859)
Temporary Equity
Foreign Currency Translation Gain (Loss)	1,430	(11,454)
Other Comprehensive Income (Loss), net of tax	4,988	(36,313)
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	79,334	26,952
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interest in Subsidiaries	1,292	(12,367)
Comprehensive Income Attributable to Federated Hermes, Inc.	$78,042	$39,319
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders' Equity
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2020	$418,858	$1,027,699	$(324,731)	$15,171	$1,136,997	$236,987
Net Income (Loss)	0	74,484	0	0	74,484	(138)
Other Comprehensive Income (Loss), net of tax	0	0	0	3,558	3,558	1,430
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	25,762
Consolidation (Deconsolidation)	0	0	0	0	0	(16,237)
Stock Award Activity	9,216	(15,234)	15,249	0	9,231	2,481
Dividends Declared	0	(26,788)	0	0	(26,788)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	(1,898)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	2,670	0	0	2,670	(2,670)
Purchase of Treasury Stock	0	0	(45,030)	0	(45,030)	0
Balance at March 31, 2021	$428,074	$1,062,831	$(354,512)	$18,729	$1,155,122	$245,717

Balance at December 31, 2019	$392,210	$930,351	$(281,032)	$(249)	$1,041,280	$212,086
Net Income (Loss)	0	64,178	0	0	64,178	(913)
Other Comprehensive Income (Loss), net of tax	0	0	0	(24,859)	(24,859)	(11,454)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	5,577
Consolidation (Deconsolidation)	0	0	0	0	0	(4,019)
Stock Award Activity	7,467	(16,146)	16,146	0	7,467	2,153
Dividends Declared	0	(27,304)	0	0	(27,304)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	(6,039)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	(1,870)	0	0	(1,870)	1,870
Purchase of Treasury Stock	0	0	(15,959)	0	(15,959)	0
Balance at March 31, 2020	$399,677	$949,209	$(280,845)	$(25,108)	$1,042,933	$199,261
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2021	2020
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$74,346	$63,265
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Amortization of Deferred Sales Commissions	237	408
Depreciation and Other Amortization	7,236	6,907
Share-Based Compensation Expense	9,216	7,467
Subsidiary Share-Based Compensation Expense	2,482	2,153
(Gain) Loss on Disposal of Assets	(1,684)	100
Provision (Benefit) for Deferred Income Taxes	3,597	2,746
Consolidation/(Deconsolidation) of Other Entities	11,789	0
Net Unrealized (Gain) Loss on Investments	322	15,748
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(51,127)	3,492
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	6,742	8,687
(Increase) Decrease in Prepaid Expenses and Other Assets	(3,342)	(10,369)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(101,616)	(81,461)
Increase (Decrease) in Other Liabilities	11,789	10,108
Net Cash Provided (Used) by Operating Activities	(30,013)	29,251
Investing Activities
Purchases of Investments—Affiliates and Other	(1,811)	(4,048)
Cash Paid for Business Acquisitions, Net of Cash Acquired	0	(4,744)
Proceeds from Redemptions of Investments—Affiliates and Other	2,466	2,192
Cash Paid for Property and Equipment	(2,159)	(1,557)
Net Cash Provided (Used) by Investing Activities	(1,504)	(8,157)
Financing Activities
Dividends Paid	(26,788)	(27,304)
Purchases of Treasury Stock	(39,073)	(15,000)
Distributions to Noncontrolling Interest in Subsidiaries	(1,898)	(6,039)
Contributions from Noncontrolling Interest in Subsidiaries	25,762	5,577
Proceeds from Shareholders for Share-Based Compensation	15	0
Proceeds from New Borrowings	0	100,000
Payments on Debt	(5,000)	(5,000)
Other Financing Activities	(2,008)	(1,834)
Net Cash Provided (Used) by Financing Activities	(48,990)	50,400
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	1,270	(6,486)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(79,237)	65,008
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	308,635	249,511
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	229,398	314,519
Less: Restricted Cash Recorded in Other Current Assets	6,507	5,863
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	286	307
Cash and Cash Equivalents	$222,605	$308,349
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Notes to the Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation
Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes) provide investment advisory, administrative, distribution and other services to various investment products, including sponsored investment companies, collective funds and other funds (Federated Hermes Funds) and Separate Accounts (which include separately managed accounts, institutional accounts, certain sub-advised funds and other managed products) in both domestic and international markets. In addition, Federated Hermes markets and provides stewardship and real estate development services to various domestic and international companies. The interim Consolidated Financial Statements of Federated Hermes included herein have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In the opinion of management, the financial statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.
In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the Consolidated Financial Statements.
These financial statements should be read in conjunction with Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020. Certain items reported in previous periods have been reclassified to conform to the current period's presentation.
(2) Significant Accounting Policies
For a listing of Federated Hermes' significant accounting policies, please refer to Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020. The following accounting policy has been updated as a result of newly consolidated variable interest entities (VIEs).
Consolidation of Variable Interest Entities
Federated Hermes has a controlling financial interest in a VIE and is, therefore, deemed to be the primary beneficiary of a VIE if it has (1) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Financial information for certain entities, whose primary purpose is to collect and distribute carried interest paid by foreign private equity and infrastructure funds, is not available timely and is therefore consolidated on a one quarter lag, adjusted for any known material carried interest revenue and compensation transactions occurring through the balance sheet date.
(3) Business Combinations
HCL Acquisition
On March 5, 2020, Federated Hermes acquired, effective as of March 1, 2020, 100 percent ownership of HGPE Capital Limited (HCL Acquisition) for £15.9 million ($20.4 million). The principal activity of HGPE Capital Limited is that of a holding company for an infrastructure and private equity investment management business. As a result of the acquisition of HGPE Capital Limited, Federated Hermes gained control of Hermes GPE LLP (HGPE) (collectively with HGPE Capital Limited, HCL). The addition of London-based HCL provides the opportunity to further accelerate and broaden Federated Hermes' global growth.
The HCL Acquisition included upfront cash payments that totaled £11.2 million ($14.3 million). The transaction also includes contingent purchase price payments payable through December 2024 that were deposited into escrow. The maximum contingent purchase price payments, recorded in Other Long-Term Liabilities, total £3.5 million ($4.5 million as of March 1, 2020), which represents the payment of certain future carried interest.
Prior to March 1, 2020, Federated Hermes accounted for its partial ownership interest in HGPE as an equity-method investment recorded in Other Long-Term Assets on the Consolidated Balance Sheets. Management used an independent valuation expert to assist in estimating the fair value of this equity interest in HGPE using primarily the discounted cash flow methodology under the income approach. The acquisition-date fair value of this previous equity interest was $34.5 million. In the first quarter 2020, Federated Hermes recognized a gain of $7.5 million as a result of remeasuring the prior equity interest in HGPE held before the

Notes to the Consolidated Financial Statements
(unaudited)
business combination and the consolidation of HGPE. This gain is included in Nonoperating Income (Expenses) - Other, net on the Consolidated Statements of Income.
Federated Hermes performed a valuation of the fair market value of acquired assets and assumed liabilities of the HCL Acquisition. The accounting for this acquisition was finalized in the first quarter 2021. During the first quarter 2021, Federated Hermes recorded adjustments that primarily resulted from the consolidation of certain foreign subsidiaries not previously consolidated. The provisional amounts recognized for certain acquired assets and incurred liabilities were adjusted by $25.8 million and $17.2 million, respectively, with the net offset of $8.6 million recorded to the related redeemable noncontrolling interest in subsidiary. This adjustment reflected facts and circumstances that existed as of the acquisition date. As a result of the consolidation of these subsidiaries, Federated Hermes recorded revenue of $6.9 million offset by $6.9 million of Compensation and Related expense, which represented the income and expense that would have been recorded had these entities been consolidated on March 1, 2020. There was no change to net income or earnings per share for the three-month period ended March 31, 2021 as a result of these adjustments.
The following table summarizes the final purchase price allocation determined as of the purchase date:

(in millions)
Cash and Cash Equivalents	$32.7
Other Current Assets[1]	11.8
Goodwill[2]	19.1
Intangible Assets[3]	27.6
Other Long-Term Assets	16.4
Less: Liabilities Acquired	(44.1)
Less: Fair Value of Redeemable Noncontrolling Interest in Subsidiary[4]	(43.1)
Total Purchase Price Consideration	$20.4
1    Includes $5.0 million of accounts receivable.
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
(4) Revenue from Contracts with Customers
The following table presents Federated Hermes' revenue disaggregated by asset class:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Equity	$166,357	$137,290
Money Market	80,692	151,420
Fixed-Income	56,777	46,607
Other[1]	37,347	23,866
Total Revenue	$341,173	$359,183
1    Primarily includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), multi-asset and stewardship services revenue.

Notes to the Consolidated Financial Statements
(unaudited)
The following table presents Federated Hermes' revenue disaggregated by performance obligation:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Asset Management[1]	$247,689	$240,660
Administrative Services	74,302	72,199
Distribution[2]	13,028	38,934
Other[3]	6,154	7,390
Total Revenue	$341,173	$359,183
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
The following table presents Federated Hermes' revenue disaggregated by geographical market:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Domestic	$256,491	$296,362
Foreign[1]	84,682	62,821
Total Revenue	$341,173	$359,183
1    This represents revenue earned by non-U.S. domiciled subsidiaries.
The following table presents Federated Hermes' revenue disaggregated by product type:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Federated Hermes Funds	$274,005	$296,885
Separate Accounts	63,855	57,421
Other[1]	3,313	4,877
Total Revenue	$341,173	$359,183
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at March 31, 2021. Generally, contracts are billed in arrears on a quarterly basis and have a three year duration, after which the customer can terminate the agreement with notice, generally from three to 12 months. Based on existing contracts and the exchange rates as of March 31, 2021, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2021	$9,092
2022	4,251
2023	2,397
2024 and Thereafter	1,350
Total Remaining Unsatisfied Performance Obligations	$17,090

Notes to the Consolidated Financial Statements
(unaudited)
(5) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes' revenue concentration by asset class:

	Three Months Ended
	March 31,
	2021	2020
Equity Assets	49%	38%
Money Market Assets	24%	43%
Fixed-Income Assets	16%	13%
The change in the relative proportion of Federated Hermes' revenue attributable to money market assets for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily the result of an increase in fee waivers. See section entitled Low Short-Term Interest Rates below.
The change in the relative proportion of Federated Hermes' revenue attributable to equity and fixed-income assets for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily the result of decreased money market revenue mentioned above and a higher proportion of average equity and fixed-income assets in 2021.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the outbreak of a novel coronavirus (Covid-19, or the Pandemic), the Federal Open Market Committee of the Federal Reserve Board (FOMC) decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Beginning in the first quarter 2020, Federated Hermes began to waive fees in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers). These Voluntary Yield-related Fee Waivers have been partially offset by related reductions in distribution expense as a result of Federated Hermes' mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.
During the three months ended March 31, 2021, Voluntary Yield-related Fee Waivers totaled $83.1 million. These fee waivers were partially offset by related reductions in distribution expenses of $61.4 million, such that the net negative pre-tax impact to Federated Hermes was $21.7 million for the three months ended March 31, 2021. See Management's Discussion and Analysis under the caption Business Developments - Low Short-Term Interest Rates for additional information on management's expectations regarding Voluntary Yield-related Fee Waivers.
(b) Revenue Concentration by Investment Fund Strategy
The following table presents Federated Hermes' revenue concentration by investment fund strategy:

	Three Months Ended
	March 31,
	2021	2020
Federated Hermes Kaufmann Fund and Federated Hermes Kaufmann Fund II	11%	8%
Federated Hermes Government Obligations Fund	7%	12%
A significant and prolonged decline in the AUM in these funds could have a material adverse effect on Federated Hermes' future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds.

Notes to the Consolidated Financial Statements
(unaudited)
(c) Revenue Concentration by Intermediary
Approximately 3% and 11% of Federated Hermes' total revenue for the three-month periods ended March 31, 2021 and 2020, respectively, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. The decrease in 2021 as compared to 2020 was primarily due to an increase in Voluntary Yield-related Fee Waivers. Significant negative changes in Voluntary Yield-related Fee Waivers or Federated Hermes' relationship with this intermediary could have a material adverse effect on Federated Hermes' future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
(6) Consolidation
The Consolidated Financial Statements include the accounts of Federated Hermes, certain Federated Hermes Funds and other entities in which Federated Hermes holds a controlling financial interest. Federated Hermes is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or VIEs. From time to time, Federated Hermes invests in Federated Hermes Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated Hermes' investment in, and/or receivables from, these Federated Hermes Funds represents its maximum exposure to loss. The assets of each consolidated Federated Hermes Fund are restricted for use by the respective Federated Hermes Fund. Generally, neither creditors of, nor equity investors in, the Federated Hermes Funds have any recourse to Federated Hermes' general credit. Given that the entities consolidated by Federated Hermes generally follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in gains or losses for Federated Hermes.
In the ordinary course of business, Federated Hermes may implement fee waivers for various Federated Hermes Funds for competitive reasons (such as to maintain certain fund ratios, yields or Voluntary Yield-related Fee Waivers), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three months ended March 31, 2021 and 2020, Fee Waivers totaled $201.1 million and $130.5 million, respectively, of which $168.0 million and $100.1 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business may make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of a money market Federated Hermes Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund's net asset value (NAV), increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no material contributions for the three months ended March 31, 2021 and no contributions for the three months ended March 31, 2020.
In accordance with Federated Hermes' consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of March 31, 2021 and December 31, 2020.
(a) Consolidated Voting Rights Entities
Most of the Federated Hermes Funds meet the definition of a VRE. Federated Hermes consolidates VREs only when it is deemed to have control. Consolidated VREs are reported on Federated Hermes' Consolidated Balance Sheets primarily in Investments—Consolidated Investment Companies and Redeemable Noncontrolling Interest in Subsidiaries.

Notes to the Consolidated Financial Statements
(unaudited)
(b) Consolidated Variable Interest Entities
As of each period ended March 31, 2021 and December 31, 2020, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes' net interest in the consolidated VIEs for each period presented.

(in millions)	March 31, 2021	December 31, 2020
Cash and Cash Equivalents	$12.0	$0.2
Investments—Consolidated Investment Companies	12.1	12.1
Other Assets[1]	11.3	0.1
Less: Liabilities	11.4	0.1
Less: Redeemable Noncontrolling Interest in Subsidiaries	9.1	0.0
Federated Hermes' Net Interest in VIEs	$14.9	$12.3
1    Amount at March 31, 2021 primarily consists of long-term assets.
Federated Hermes' net interest in the consolidated VIEs represents the value of Federated Hermes' economic ownership interest in that VIE.
During the first quarter of 2021, as a result of the HCL Acquisition, Federated Hermes consolidated certain VIEs not previously consolidated. See Note (3) for additional information. There was no material impact to the Consolidated Statements of Income as a result of these consolidations. There were no other consolidations or deconsolidations of VIEs during the three months ended March 31, 2021.
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
At March 31, 2021 and December 31, 2020, Federated Hermes' variable interest in non-consolidated VIEs was $97.8 million and $106.0 million, respectively, (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $8.7 billion and $9.1 billion at March 31, 2021 and December 31, 2020, respectively. Of the Receivables—Affiliates at March 31, 2021 and December 31, 2020, $0.5 million and $0.4 million, respectively, related to non-consolidated VIEs and represented Federated Hermes' maximum risk of loss from non-consolidated VIE receivables.
(7) Investments
At March 31, 2021 and December 31, 2020, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $57.5 million and $36.0 million, respectively, primarily in mutual funds which invest in equity securities. Federated Hermes held investments in Separate Accounts of $9.8 million and $9.6 million at March 31, 2021 and December 31, 2020, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes' investments held in Separate Accounts as of March 31, 2021 and December 31, 2020, were primarily composed of domestic debt securities ($5.2 million at each period end) and stocks of large U.S. and international companies ($3.3 million and $3.1 million, respectively), at each period end.
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (6)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes' Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of March 31, 2021 and December 31, 2020 were primarily composed of domestic and foreign debt securities ($69.5 million and $48.6 million, respectively), stocks of large international and U.S. companies ($8.5 million and $35.2 million, respectively), investments in investment companies ($8.0 million and $1.2

Notes to the Consolidated Financial Statements
(unaudited)
million, respectively) and stocks of small and mid-sized U.S. and international companies ($6.9 million and $6.4 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes' investments:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$(1,903)	$(10,352)
Net Realized Gains (Losses)[1]	1,261	3
Net Gains (Losses) on Investments—Consolidated Investment Companies	(642)	(10,349)
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	1,581	(5,396)
Net Realized Gains (Losses)[1]	440	(95)
Net Gains (Losses) on Investments—Affiliates and Other	2,021	(5,491)
Gain (Loss) on Securities, net	$1,379	$(15,840)
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

Notes to the Consolidated Financial Statements
(unaudited)
(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes' financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2021
Financial Assets
Cash and Cash Equivalents	$222,605	$0	$0	$222,605
Investments—Consolidated Investment Companies	15,421	77,377	0	92,798
Investments—Affiliates and Other	61,715	5,254	323	67,292
Other[1]	9,272	3,896	0	13,168
Total Financial Assets	$309,013	$86,527	$323	$395,863

Total Financial Liabilities[2]	$0	$0	$11,640	$11,640

December 31, 2020
Financial Assets
Cash and Cash Equivalents	$301,819	$0	$0	$301,819
Investments—Consolidated Investment Companies	13,622	77,737	0	91,359
Investments—Affiliates and Other	40,010	5,247	336	45,593
Other[1]	9,188	5,143	0	14,331
Total Financial Assets	$364,639	$88,127	$336	$453,102

Total Financial Liabilities[2]	$0	$89	$12,896	$12,985
1    Amounts primarily consist of restricted cash, security deposits and derivative assets.
2    Amounts primarily consist of acquisition-related future contingent consideration liabilities.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at March 31, 2021 or December 31, 2020.
Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $175.8 million and $244.3 million at March 31, 2021 and December 31, 2020, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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

Notes to the Consolidated Financial Statements
(unaudited)
Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes may be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of March 31, 2021, acquisition-related future consideration liabilities of $11.6 million were primarily related to business combinations made in the first quarter of 2020 and were recorded in Other Current Liabilities ($7.0 million) and Other Long-Term Liabilities ($4.6 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes' liability for future consideration payments related to these business combinations/asset acquisitions:

(in thousands)
Balance at December 31, 2020	$12,896
Changes in Fair Value	752
Contingent Consideration Payments	(2,008)
Balance at March 31, 2021	$11,640
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of March 31, 2021 and December 31, 2020, these investments totaled $15.0 million and $6.9 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2021.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes' debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.
(9) Derivatives
Hermes Fund Managers Limited (HFML), a British Pound Sterling-denominated majority-owned subsidiary of Federated Hermes, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar. None of the forwards have been designated as hedging instruments for accounting purposes. As of March 31, 2021, this subsidiary held foreign currency forward derivative instruments with a combined notional amount of £55.0 million and expiration dates ranging from June 2021 through December 2021. Federated Hermes recorded $3.8 million in Receivables on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of March 31, 2021.
As of December 31, 2020, HFML held foreign currency forward derivative instruments with a combined notional amount of £47.3 million and expiration dates ranging from March 2021 through September 2021. Federated Hermes recorded $5.1 million in Receivables on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2020.
(10) Intangible Assets, including Goodwill
Intangible Assets, net at March 31, 2021 decreased $0.2 million from December 31, 2020 primarily due to $3.4 million of amortization expense, partially offset by a $2.8 million increase in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations.

Notes to the Consolidated Financial Statements
(unaudited)
Goodwill at March 31, 2021 increased $1.2 million from December 31, 2020 as a result of foreign exchange rate fluctuations on goodwill denominated in a foreign currency.
(11) Debt
On June 5, 2017, Federated Hermes entered into an unsecured Third Amended and Restated Credit Agreement by and among Federated Hermes, certain of its subsidiaries as guarantors party thereto, a syndicate of ten banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and TD Bank, N.A. as documentation agent (Credit Agreement). The Credit Agreement consists of a $375 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The interest on the revolving credit facility is calculated at the monthly London Interbank Offering Rate (LIBOR) plus a spread. The borrowings under the revolving credit facility may include up to $25 million for which interest is calculated at the daily LIBOR plus a spread (Swing Line). On July 1, 2018, Federated Hermes entered into an amendment to the Credit Agreement to add certain definitions and to amend certain negative covenants relating to indebtedness, guarantees, and restrictions on dividends, related to the 2018 acquisition of a controlling interest in HFML (HFML Acquisition). This amendment contains other customary conditions, representations, warranties and covenants.
The Credit Agreement, which expires on June 5, 2022, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, may elect to make discretionary principal payments. During the first three months of 2021, Federated Hermes repaid $5 million to the revolving credit facility. As of March 31, 2021 and December 31, 2020, the amounts outstanding under the revolving credit facility were $70 million and $75 million, respectively, and were recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 1.238% and 1.277% as of March 31, 2021 and December 31, 2020, respectively, which was calculated at LIBOR plus a spread. The commitment fee under the Credit Agreement currently is 0.125% per annum on the daily unused portion of each Lender's commitment. As of March 31, 2021, Federated Hermes has $305 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated Hermes was in compliance with all covenants at and during the three months ended March 31, 2021. See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Second Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.
(12) Share-Based Compensation Plans
During the three months ended March 31, 2021, Federated Hermes awarded 712,924 shares of restricted Federated Hermes Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees receive a portion of their bonus in the form of restricted stock under Federated Hermes' Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, will generally vest over three years.
During 2020, Federated Hermes awarded 1,134,581 shares of restricted Federated Hermes Class B common stock under its Stock Incentive Plan. Of this amount, 649,581 shares were awarded in connection with the aforementioned bonus program. The remaining shares were awarded to certain key employees and generally vest over ten years.
(13) Equity
In April 2020, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 3.5 million shares of Class B common stock. No other program existed as of March 31, 2021. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless

Notes to the Consolidated Financial Statements
(unaudited)
Federated Hermes' board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the first three months of 2021, Federated Hermes repurchased approximately 1.5 million shares of its Class B common stock for $45.0 million ($7.1 million of which was accrued in Other Current Liabilities as of March 31, 2021), all of which were repurchased in the open market. At March 31, 2021, approximately 157 thousand shares remained available to be repurchased under this buyback program. See Note (18) to the Consolidated Financial Statements for information regarding a new share repurchase program approved on April 29, 2021.
The following table presents the activity for the Class B common stock and Treasury stock for the three months ended March 31, 2021 and 2020. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended
	March 31,
	2021	2020
Class B Shares
Beginning Balance	99,331,443	101,130,379
Stock Award Activity	712,924	649,581
Purchase of Treasury Stock	(1,505,000)	(714,251)
Ending Balance	98,539,367	101,065,709

Treasury Shares
Beginning Balance	10,174,013	8,375,077
Stock Award Activity	(712,924)	(649,581)
Purchase of Treasury Stock	1,505,000	714,251
Ending Balance	10,966,089	8,439,747

(14) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2021	2020
Numerator
Net Income Attributable to Federated Hermes, Inc.	$74,484	$64,178
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(3,008)	(2,410)
Total Net Income Attributable to Federated Hermes Common Stock - Basic	$71,476	$61,768
Less: Total Net Income Available to Unvested Restricted Shareholders of a Nonpublic Consolidated Subsidiary	(259)	(88)
Total Net Income Attributable to Federated Hermes Common Stock - Diluted	$71,217	$61,680
Denominator
Basic and Diluted Weighted-Average Federated Hermes Common Stock[2]	95,218	97,345
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock – Basic and Diluted[2]	$0.75	$0.63
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

Notes to the Consolidated Financial Statements
(unaudited)
(15) Commitments and Contingencies
(a) Contractual
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes is obligated to make future payments under various agreements to which it is a party. See Note (8) for additional information regarding these payments.
(b) Contingencies
Federated Hermes previously recorded as revenue certain carried interest from certain funds subject to clawback provisions (Carried Interest). As of March 31, 2021, approximately $11 million of Carried Interest is subject to clawback. As a result of the impact of the Pandemic on certain markets, management concluded it was possible that the market value of the assets held by these funds would be reduced at future valuation dates, which could result in a portion or all of this Carried Interest being repaid. As of March 31, 2021, management estimates that a clawback will not occur based on the current valuation of the assets held by these funds. Future reductions in the valuation of the assets held by these funds may result in a material clawback of this Carried Interest.
(c) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated Hermes guarantee certain financial obligations of Federated Hermes, Inc., and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes' right to challenge the claim. Further, Federated Hermes' obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes' obligations and the unique facts and circumstances involved in each particular agreement. As of March 31, 2021, management does not believe that a material loss related to any of these matters is reasonably possible.
(d) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of March 31, 2021, Federated Hermes does not believe that a material loss related to these claims is reasonably possible.
(16) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2020	$15,171
Other Comprehensive Income (Loss)	3,558
Balance at March 31, 2021	$18,729

Balance at December 31, 2019	$(249)
Other Comprehensive Income (Loss)	(24,859)
Balance at March 31, 2020	$(25,108)

Notes to the Consolidated Financial Statements
(unaudited)
(17) Redeemable Noncontrolling Interest in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interest in Subsidiaries:

(in thousands)	Consolidated Investment Companies	HFML and other entities	Total
Balance at December 31, 2020	$24,246	$212,741	$236,987
Net Income (Loss)	(1,091)	953	(138)
Other Comprehensive Income (Loss), net of tax	0	1,430	1,430
Subscriptions—Redeemable Noncontrolling Interest Holders	25,762	0	25,762
Consolidation/(Deconsolidation)	(25,419)	9,182	(16,237)
Stock Award Activity	0	2,481	2,481
Distributions to Noncontrolling Interest in Subsidiaries	(1,320)	(578)	(1,898)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	(2,670)	(2,670)
Balance at March 31, 2021	$22,178	$223,539	$245,717

Balance at December 31, 2019	$19,872	$192,214	$212,086
Net Income (Loss)	(2,802)	1,889	(913)
Other Comprehensive Income (Loss), net of tax	0	(11,454)	(11,454)
Subscriptions—Redeemable Noncontrolling Interest Holders	5,577	0	5,577
Consolidation/(Deconsolidation)	(4,019)	0	(4,019)
Stock Award Activity	0	2,153	2,153
Distributions to Noncontrolling Interest in Subsidiaries	(6,039)	0	(6,039)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	1,870	1,870
Balance at March 31, 2020	$12,589	$186,672	$199,261
(18) Subsequent Events
On April 29, 2021, the board of directors declared a $0.27 per share dividend to shareholders of record as of May 7, 2021 to be paid on May 14, 2021.
On April 29, 2021, the board of directors authorized an additional share repurchase program with no stated expiration date that allows the buy back of up to 4 million shares of Class B Common Stock. This program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes' board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). See Note (13) for additional information on Federated Hermes' share repurchase programs.

Part I, Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations (unaudited)
The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020.
General
Federated Hermes is one of the largest investment managers in the U.S. with $625.0 billion in managed assets as of March 31, 2021. The majority of Federated Hermes' revenue is derived from advising Federated Hermes Funds and Separate Accounts in both domestic and international markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) and stewardship and real estate development services.
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

Business Developments
Pandemic
The outbreak of Covid-19 respiratory disease was first detected in China in late 2019 and spread internationally in 2020. The Pandemic resulted in travel bans, closing of borders, changes to the ways in which healthcare workers prepare and deliver services, enhanced monitoring and increased health screenings/testing, increased data analytics, efforts to develop effective vaccines without harmful side effects and identify effective therapeutics, enhanced disinfection and contamination procedures, stay-at-home orders, quarantines, cancellations and disruptions to supply chains, workflow operations and customer activity, as

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
well as general concern and uncertainty. The Pandemic also resulted in economic uncertainty, market volatility, trading halts, market illiquidity and declining and variable stock prices, among other effects. See Item 1A - Risk Factors under the caption General Risk Factors - Other General Risks - Potential Adverse Effects of Unpredictable Events or Consequences (including Covid-19) in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding the impacts, and potential impacts, resulting from the Pandemic.
Policymakers responded to certain apparent and acute economic and market consequences with multiple monetary and fiscal policy actions. Regulators pursued and, in certain cases, have continued actions focused on facilitating market function and preserving market integrity, as well as providing guidance and relief to market participants affected by the Pandemic. See the Business Developments - Current Regulatory Environment sections of Management's Discussion and Analysis for additional information regarding the monetary and fiscal policy actions taken by governmental authorities. While vaccines have been developed and are beginning to be disseminated on a larger scale in various countries, and while the economies of various countries have rebounded since the beginning of the global economic shutdown that occurred in the late first quarter and early second quarter 2020, economic, market, regulatory and other uncertainty persists as a result of the Pandemic.
As national, state/provincial and local governments have continued to lessen or remove requirements for staying-at-home, quarantining, and travel, as well as other Pandemic-imposed restrictions, and economies open on a larger scale, spikes of coronavirus cases and hospitalizations continue to persist in various jurisdictions (including the U.S. and UK). These spikes are reportedly being driven by more contagious and potentially more deadly variants of the initial strain of the coronavirus. These new variants and spikes have resulted in certain jurisdictions continuing or re-imposing certain restrictions, although in many cases not to the extent of those initially imposed. As a result, while certain governments are taking action to open economies, economic uncertainty and market volatility has continued, but in many cases not to the degree initially seen late in the first quarter and early second quarter 2020.
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
Federated Hermes designated an internal task force (which continues to meet regularly) to address events related to the Pandemic that have impacted or that can impact Federated Hermes' business. With input and guidance from senior management and this task force, and increased vaccinations, Federated Hermes has encouraged (but not required) its employees to begin to return to working from its U.S. offices. Federated Hermes has advised its employees that it is delaying, until sometime in the second quarter 2021, decisions regarding a more structured and significant return to the office for U.S. employees. In the UK, in accordance with UK government guidance, Federated Hermes' London office remains open only for those employees who are unable to work from home and will continue to limit attendance until government guidance is updated.
Federated Hermes is continuing to evaluate options and considering details of further plans for when and how to bring more employees back to our offices. Federated Hermes has developed and implemented a series of return to the office protocols intended to assure employees that Federated Hermes is taking the safety and well-being of our employees seriously as more employees begin to return to the office. Federated Hermes continues to review and, in certain cases, revise or enhance these protocols to provide for the safety of our employees, to seek to ensure the resiliency of Federated Hermes' business and to keep our customers informed.
Among other actions, Federated Hermes has taken the following steps:
•Federated Hermes made technology investments in laptops for employees, expanded internet bandwidth, and deployed video conferencing and collaboration software to allow it to remain fully operational while implementing remote working arrangements, supporting physical distancing, and continuing to deliver Federated Hermes' investment products and services to customers. Federated Hermes has increased usage and reliance on these virtual meeting tools and prioritized the deployment of additional equipment and technology as necessary to provide enhanced remote-work options.
•Federated Hermes is complying with the evolving requirements applicable to Federated Hermes under relevant Federal, state and local government orders, as well as the evolving requirements applicable to Federated Hermes under the Center for Disease Control and Prevention's (CDC) and state health departments' guidance and enhanced disinfection and decontamination procedures.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
•In addition to the implementation of advanced cleaning protocols and other measures, Federated Hermes has made provisions for hand sanitizer stations and disinfectant wipes to be available to employees, and is encouraging employees to take standard precautions such as physically distancing, washing their hands with soap and water, wearing face masks, avoiding shaking hands and staying home if sick.
•As a result of a travel advisory issued by the CDC, the company instituted a travel ban on February 27, 2020 to certain countries, including those designated as high risk by the CDC. Federated Hermes now recommends that employees follow national, state/provincial, local and CDC recommendations for self-quarantining and testing after travel. No commercial air travel occurred in the second quarter 2020. Limited hotel and car rental reservations resumed in June 2020 and continued throughout the remaining months of 2020. Limited commercial air travel re-commenced in the third quarter 2020. There was a moderate increase in hotel and car rental reservations, and commercial air travel, in the first quarter 2021.
•While Federated Hermes' U.S. offices remain open, with U.S. employees having been encouraged (but not required) to return to working from their offices, in-person meetings have begun to occur more frequently. Remote working arrangements continue to be implemented for much of our global workforce with approximately 95 percent of Federated Hermes' employees working from home successfully. Federated Hermes' UK offices are open for employees who cannot work remotely, consistent with the advice of the UK government.
•Federated Hermes Fund Board meetings held in August and November 2020, and February 2021, were held in person as well as via teleconference allowing those who preferred to participate remotely to do so. Federated Hermes held the May 2020 Federated Hermes Fund Board meetings via teleconference, rather than in person. Federated Hermes had previously held its April 2020 annual shareholder meeting via teleconference and held its April 2021 annual shareholder meeting in the same manner. Offshore fund and subsidiary board meetings are being held via telephone or video conference.
•Federated Hermes has continued to on-board new hires, providing necessary equipment to them and conducting training remotely.
•Federated Hermes investment professionals and strategists are frequently publishing fresh content to the Insights section of Federated Hermes' website, offering customers unique perspectives.
Federated Hermes plans to continue to take a measured approach that involves implementing procedures aimed at safeguarding employee health while continuing to provide a high level of customer service. Federated Hermes expects those procedures and related timelines to vary by location in order to meet local regulatory guidelines and support community health practices. Federated Hermes is also prepared to continue to implement a variety of other strategies to ensure the resiliency of its business. Examples include transferring processes to alternate personnel, prioritizing technology resources to service critical processing, and leveraging service providers and counterparties for the most efficient delivery of services.
Federated Hermes continues to monitor the ongoing global health situation through resources provided by or contact with the CDC, the SEC, the World Health Organization and the Securities Industry and Financial Markets Association (SIFMA), a financial services industry trade association, among others. As of March 31, 2021, while Federated Hermes' stock price has fluctuated amidst the volatility in stock prices on major exchanges, and Federated Hermes' business operations have had to adapt to a remote working environment, the Pandemic has not materially affected Federated Hermes' financial condition or cash flows. See Item 1A - Risk Factors under the caption General Risk Factors - Other General Risks - Potential Adverse Effects of Unpredictable Events or Consequences (including Covid-19) in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020 for information regarding the risks to Federated Hermes presented by the Pandemic.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the Pandemic, the FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Beginning in the first quarter 2020, Federated Hermes has implemented Voluntary Yield-related Fee Waivers. These waivers have been partially offset by related reductions in distribution expense as a result of Federated Hermes' mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
During the three months ended March 31, 2021, Voluntary Yield-related Fee Waivers totaled $83.1 million. These fee waivers were partially offset by related reductions in distribution expenses of $61.4 million such that the net negative pre-tax impact to Federated Hermes was $21.7 million for the three months ended March 31, 2021.
Assuming asset levels and mix remain constant and based on recent and projected market conditions, including potential additional government measures to further stimulate the economy, Voluntary Yield-related Fee Waivers for the second quarter of 2021 may result in a negative pre-tax impact on income of approximately $35 million to $45 million. While the level of these fee waivers is impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these fee waivers. Similarly, a decrease in short-term interest rates would likely increase the negative pre-tax impact of these fee waivers. The actual amount of future Voluntary Yield-related Fee Waivers and the resulting negative impact of these fee waivers could vary, including in a material way, from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, changes in yields on instruments available for purchase by the money market funds, including changes due to the level of government measures to further stimulate the economy which could result in the issuance of additional Treasury debt instruments, actions by the FOMC, the U.S. Department of Treasury, the SEC, Financial Stability Oversight Council (FSOC) and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties, Federated Hermes' willingness to continue the Voluntary Yield-related Fee Waivers and changes in the extent to which the impact of these fee waivers is shared by any one or more third parties. As fund portfolio yields decrease, the impact of the Voluntary Yield-related Fee Waivers on Federated Hermes generally accelerates as the ability of distributors to share the impact of these fee waivers is reduced or exhausted.
Current Regulatory Environment
Domestic
In 2020, the Pandemic shifted the regulatory environment in the U.S., and globally, toward the adoption of measures intended to provide regulatory flexibility and market stabilization. See Item 1A - Risk Factors under the caption General Risk Factors - Other General Risks - Potential Adverse Effects of Unpredictable Events or Consequences (including Covid-19) in Federated Hermes' Form 10-K for the year ended December 31, 2020 for a discussion of the risks posed by the Pandemic. Through the first quarter of 2021, the SEC (among other regulatory authorities, self-regulatory organizations or exchanges) is continuing to focus on maintaining the continuity of its operations (including enforcement and investor protection efforts), monitoring market functions and risks, and providing or extending regulatory relief in response to the Pandemic, while at the same time continuing to implement "physical distancing" requirements for its personnel by continuing in a full telework posture with limited exceptions. The SEC has indicated that it continues to advance rulemaking initiatives, conduct risk-based examinations, bring enforcement actions, and review and comment on issuer and fund filings.
The full impact of the Pandemic on the regulatory environment in the U.S. and globally, remains uncertain. It is possible that the impact of the Pandemic could continue to decrease (but not completely dissipate) as 2021 progresses due to the distribution of vaccines on a larger scale, continued, but lessened, market intervention from the U.S. Federal Reserve Board (Fed), and additional stimulus packages, similar to the $900 billion Consolidated Appropriations Act, 2021, passed by Congress in December 2020 and the $1.9 trillion American Rescue Plan Act of 2021 passed by Congress in March 2021. Among other things, the American Rescue Plan includes direct stimulus payments of $1,400 to most Americans, extends unemployment compensation benefits, continues eviction and foreclosure moratoriums, increases the Child Tax Credit while making it fully refundable, provides funds for state and local governments to help compensate for lost tax revenues, provides money for schools from kindergarten through eighth grade to safely reopen amidst the Pandemic, and subsidizes Pandemic testing and vaccination programs. While the number of new or proposed laws, rules and regulations slowed in the first quarter 2021 in the U.S. with the change in administrations and temporary regulatory freeze imposed by the new administration, it is expected that the pace of new proposed and final laws, rules and regulations and other regulatory activity will increase during the remainder of 2021. For example, with then SEC Acting Chair Allison Lee soliciting comment on March 16, 2021 on climate change disclosure and other environmental, social and environmental (ESG) disclosures and practices, and the House Committee on Financial Services requesting in March 2021 diversity and inclusion information from financial services firms, including Federated Hermes, these topics, among others, appear to be candidates for increased or additional, and likely more prescriptive, regulation. U.S. and global regulators also continue to focus on the impact of the Pandemic on the markets and re-examine existing laws, rules and regulations. The regulatory actions to address the Pandemic, any other laws and regulations that have or are expected to be re-examined, modified or reversed, or that become effective, and any new proposed laws, rules and

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
regulations, continue to impact the investment management industry (collectively, both domestically and abroad, as applicable, Regulatory Developments).
As of March 31, 2021, the Fed's balance sheet was just under $7.7 trillion. Facilities such as the Secondary Market Corporate Credit Facility (SMCCF), Commercial Paper Funding Facility (CPFF), Money Market Mutual Fund Liquidity Facility (MMLF) and Term Asset-Backed Securities Loan Facility (TALF) established by the Fed in March 2020 expired or ceased funding as of March 31, 2021. These facilities, among others, were established in order to address market inefficiencies and provide financial backstops totaling more than $2.3 trillion. As of March 31, 2021, the Federal Reserve Bank of New York had approximately $14 billion in loans outstanding under the SMCCF, which ceased purchasing eligible assets on December 31, 2020, approximately $2.3 billion in loans outstanding under the TALF, which ceased extending credit on December 31, 2020, and no loans outstanding under the CPFF. As of March 31, 2021, the Federal Reserve Bank of Boston had approximately $202 million in loans outstanding under the MMLF. According to a report entitled "Experiences of US Money Market Funds During the Covid-19 Crisis" published by the Investment Company Institute (ICI) in November 2020 (ICI MMF Report), prime money market funds' use of the MMLF in 2020 (peaking at approximately $53 billion) was much less than a similar facility that was created and utilized during the financial crisis in 2008 (peaking at approximately $152 billion).
In March 2020, in response to disrupted economic activity as a result of the Pandemic, the FOMC also decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. During the March 16-17, 2021 meeting, the FOMC indicated that the federal funds rate would likely stay at or near zero at least through 2023. These low interest rates, and the possibility of negative interest rates, have caused the investment management industry to engage with the SEC (and other regulators globally) to discuss regulatory guidance permitting the implementation of reverse distribution mechanisms or share cancellation methodologies, reverse stock splits, and other tools to maintain the stability of money market fund NAVs in a negative rate environment. Any solution to the difficulties presented by a negative interest rate environment can require significant internal and external resources to implement necessary changes, including system programming, both for money market funds and their service providers or vendors (service providers).
U.S. and global regulators are focusing on the market conditions that existed in March 2020, and their impact on open-end funds, including institutional prime and municipal (or tax-exempt) money market funds. On April 15, 2021, the SEC Division of Investment Management's Analytics Office issued an article "Prime MMFs at the Onset of the Pandemic: Asset Flows, Liquidity Buffers, and NAVs", which purports to offer a "granular view" of prime money market fund cash flows, liquidity buffers, and NAV per share during the heightened market volatility at the onset of the Pandemic in March 2020, based upon weekly data filed by prime money market funds on a monthly Form N-MFP. Among other conclusions, the article states that outflows reduced prime money market funds' liquidity buffers and volatility of prime money market funds' NAV per share increased at the onset of the Pandemic. The President's Working Group on Financial Markets (PWG) published a report on December 22, 2020 providing an "Overview of Recent Events and Potential Reform Options for Money Market Funds" (PWG Report). The PWG Report reviews the effects of the Pandemic on the short-term funding markets, including the role of institutional prime and municipal (or tax-exempt) money market funds which participate in those markets, and outlines ten possible money market fund reforms. The potential reforms outlined in the PWG Report include: (1) removing the tie between the 30% weekly liquid asset threshold for money market fund liquidity and redemption gates and liquidity fees; (2) reforming the conditions for imposing redemption gates; (3) utilizing a minimum balance at risk mechanism for shareholder accounts; (4) requiring certain liquidity management changes, such as an additional weekly liquid asset threshold; (5) permitting weekly liquid asset requirements the flexibility to automatically decline in certain circumstances, such as when redemptions are large; (6) requiring a floating NAV for all prime and municipal (or tax-exempt) money market funds, including retail funds; (7) requiring swing pricing; (8) imposing capital buffer requirements; (9) requiring membership in a private liquidity exchange bank capitalized by the money market funds and their sponsors; and (10) establishing requirements for fund sponsor support to a money market fund.
Contrary to the focus placed by the PWG Report on money market funds as a cause of the market turmoil in March 2020, the ICI MMF Report supports the view that the Treasury securities markets, rather than money market funds, triggered the market turmoil. The ICI MMF Report rebukes suggestions that money market funds, particularly institutional prime money market funds, were a primary, if not the sole, cause of market distress in March 2020, noting that "[t]hese suggestions are inconsistent with the data and early press reports." The ICI MMF Report points to the fact that the market dislocations were widespread, including in markets in which institutional prime money market funds are not significant players, such as the U.S. Treasury bonds, longer-term U.S. agency securities, municipal securities, corporate bonds, and foreign exchange markets. The ICI MMF Report also studied institutional prime money market fund asset flows and spreads in the Treasury bond market, concluding "by March 11 these spreads had widened substantially, yet prime money market funds had seen virtually no outflows." The ICI

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
MMF Report also notes that "press reports do not support the theory that money market funds were at the forefront of the market stress" and that "Treasury markets were in the news several days before any real mention of money market funds . . .."
On December 23, 2020, the SEC's Division of Investment Management released a statement on the PWG Report requesting comments to assist the SEC staff in providing recommendations to the SEC. The SEC staff requested comment in regard to three specific areas: (1) potential stress points for funds and short-term funding markets; (2) measures that can enhance the resilience and function of short-term funding markets; and (3) measures that can reduce the likelihood of future official sector interventions. On February 4, 2021, the SEC staff reissued a request for comment on the PWG Report, including the effectiveness of previously-enacted money market fund reforms and implementing the potential policy measures described in the PWG Report. The SEC staff also requested comments on other topics that are relevant to potential money market fund reforms, including other approaches for improving the resilience of money market funds and short-term funding markets generally.
Federated Hermes, along with the ICI and other industry participants, have submitted comment letters that strongly disagree with the conclusions reached in the PWG Report. In its comment letter, dated April 12, 2021, Federated Hermes emphasized, among other points, that money market funds did not cause or exacerbate the turmoil in the financial markets in March 2020, and money market funds have no "structural vulnerabilities" warranting the more significant policy options outlined in the PWG Report, such as capital buffers and holdbacks. Federated Hermes stressed that the market turmoil in March 2020 was created by the Pandemic and the unprecedented global government response and economic shut-down to stem the spread of the coronavirus. In its comment letter, Federated Hermes supported the SEC eliminating the requirement for a fund's board to consider imposing redemption gates and liquidity fees if weekly liquid assets drop below 30% of the fund's total assets. This is one of the requirements that was imposed under the SEC's structural, operational and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance). Compliance with the 2014 Money Fund Rules and Guidance was required on October 14, 2016.
Management believes money market funds provide a more attractive investment opportunity than other products, such as insured deposit account alternatives. Management also believes that money market funds are resilient investment products that have proven their resiliency during the Pandemic. While Federated Hermes believes that some regulations could be improved, such improvements should be measured and appropriate, preserving investors' ability to invest in all types of money market funds. Federated Hermes believes that regulators should look closely at the redemption gates and liquidity fee requirement from the 2014 Money Fund Rules and Guidance and supports efforts to reduce regulation, including the PWG's recommendation to eliminate the redemption gates and liquidity fee requirement. Federated Hermes also continues to support efforts to permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements imposed under the 2014 Money Fund Rules and Guidance for, institutional and municipal (or tax-exempt) money market funds. Legislation is being reintroduced in both the Senate and the House of Representatives in a continuing effort to get these revisions to money market fund reform regarding the use of amortized cost passed and signed into law.
With the transition of administrations, and new agency leadership, it has been reported that certain regulations promulgated by the SEC or Department of Labor (DOL) in 2020 could be re-examined or reversed, such as the SEC's proxy advisor rule and Regulation Best Interest and the DOL's final proxy voting and shareholder rights rule (Final DOL Proxy Voting Rule), its final rule restricting fiduciaries from selecting plan investments on the basis of non-pecuniary factors, such as ESG factors (Final DOL ESG Rule) and its final investment duty amendments (Final DOL Investment Duty Amendments). On January 20, 2021, the new administration issued a number of regulatory directives freezing regulatory rulemaking, rescinding various executive orders concerning the regulatory process issued by the previous administration and establishing a framework for modernizing the review of regulatory actions. On April 13, 2021, the DOL released a set of Frequently Asked Questions (FAQs) regarding the new Final DOL Fiduciary Rule designed to clarify certain aspects of the prohibited transaction exemption made available pursuant to the rule. On February 12, 2021, the DOL confirmed that its Final DOL Fiduciary Rule for fiduciaries providing investment advice would become effective on February 16, 2021. In its release, the DOL also indicated that the temporary enforcement policy, under which the DOL will not pursue prohibited transaction claims against investment advice fiduciaries who are working diligently on compliance with relevant components of the Final DOL Fiduciary Rule, will remain in place until December 20, 2021. It has been reported that the purpose of the extension is to provide the new administration with the opportunity to review the Final DOL Fiduciary Rule. On March 10, 2021, the DOL issued an indefinite non-enforcement policy with respect to the Final DOL ESG Rule and the Final DOL Proxy Voting Rule, both of which were adopted in the fourth quarter of 2020. A DOL representative has stated that the DOL intends "to conduct significantly more stakeholder outreach to determine how to craft rules that better recognize the important role that environmental, social and governance integration can play in the evaluation and management of plan investments, while continuing to uphold fundamental fiduciary obligations." On

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
March 26, 2021, a joint resolution was introduced in the Senate to rescind the amendments adopted in September 2020 to the SEC's proxy voting rules that, among other things, raised eligibility and resubmission thresholds for shareholder proposals. Under the Congressional Review Act, Congress can rescind rules that were sent to Congress in the previous 60 legislative days (or, in this case, beginning August 21, 2020). The SEC also has been adjusting the targeted, temporary Pandemic-related relief and assistance it provided to the investment management industry. For example, the SEC extended until further notice, among certain other relief, the relief from the requirements to hold in-person board of directors/trustees meetings under the 1940 Act and is considering making this relief permanent. The SEC staff also is considering issuing updated guidance to enable broader use of electronic delivery of disclosure documents and indicated support for related issues such as remote work, e-authorization and dematerialization of physical security certificates. Federated Hermes supports many of these recommended actions, particularly allowing for increased use of electronic delivery of disclosure documents. On January 5, 2021, among other Pandemic relief updates posted on its website, the SEC confirmed its positions on issuers registered under Section 12 of the Exchange Act conducting virtual or hybrid annual shareholder meetings in light of the Pandemic through the internet or other electronic means in lieu of in-person meetings remains in effect. On April 15, 2021, the SEC issued a notice withdrawing, effective April 30, 2021, two no-action letters previously issued by the SEC in March 2020 that provided relief for affiliates to make certain purchases of debt securities from open-end investment companies and from money market funds that would otherwise be prohibited under Section 17(a) of, or Rule 17a-9 under, the 1940 Act. In the same notice, the SEC also stated that it is withdrawing, effective April 30, 2021, a related exemptive order providing flexibility to obtain short-term funding to (1) registered open-end management investment companies other than money market funds and (2) insurance company separate accounts registered as unit investment trusts.
While the number of new or proposed laws, rules and regulations slowed in the first quarter 2021 in the U.S. with the change in administrations and temporary regulatory freeze imposed by the new administration, regulatory changes issued by the SEC and DOL in the fourth quarter 2020, among other regulatory authorities, self-regulatory organizations or exchanges, impact U.S. investment management industry participants, including Federated Hermes. Investment management industry participants, such as Federated Hermes, also continued, and will continue, to monitor, plan for and implement certain changes in response to previously-issued, new, proposed or adopted rules and guidance. Previously proposed and final rules and guidance included, among others: (1) final rules and amendments to the investment advisor advertising and solicitation rules; (2) a final rule providing an updated regulatory framework for fund valuation practices; (3) a final rule regulating the use of derivatives in mutual funds and other funds registered under the 1940 Act; (4) final rules and amendments to the SEC's auditor independence rules; (5) final rules and amendments to the existing regulatory framework governing fund of funds arrangements among investment funds governed by the 1940 Act; and (6) proposed extensive changes to fund shareholder reports and other fund disclosure documents. The SEC also has requested comment on Rule 35d-1 under the 1940 Act (Names Rule) to determine whether the Names Rule can be improved to help ensure that fund names inform and do not mislead investors.
It remains uncertain whether regulators will consider revisiting, or Congress will require regulators to reconsider, certain recent Regulatory Developments. It also remains unclear whether, or to what degree, investment advisors, broker/dealers or other intermediaries will roll-back, modify or continue changes made prior to the original, vacated DOL fiduciary rule, or make new or additional changes in light of the new Final DOL Fiduciary Rule, Final DOL Investment Duty Amendments, Final DOL Proxy Voting Rule, Regulation Best Interest, Form CRS, or SEC fiduciary duty interpretations. As noted above, the DOL has taken non-enforcement positions with respect to the new Final DOL Fiduciary Rule, Final DOL ESG Rule and Final DOL Proxy Voting Rule, which increases this uncertainty.
Federated Hermes continues to analyze the potential impact of these Regulatory Developments on Federated Hermes' business, results of operations, financial condition and/or cash flows. Please refer to our prior public filings for more detailed discussions of these, and other, previously-issued proposed and final rules and guidance.
In addition to the above Regulatory Developments, the SEC staff continues to engage in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including investment advisors and investment management companies such as Federated Hermes' investment management subsidiaries and the Federated Hermes Funds. It has been reported that the SEC's enforcement focus under the new administration could shift back to publicly-traded company matters (such as insider trading, issuer reporting, and accounting fraud) and to a more aggressive investor protection stance with a reinstitution of a "broken windows" enforcement philosophy under which enforcement actions are brought for minor violations. On March 3, 2021, the SEC Division of Enforcement (DOE) released its examination priorities for 2021, which include, among other priorities: (1) compliance with Regulation Best Interest and Form CRS, as well as investment advisor fiduciary duties; (2) information security and operational resilience; (3) financial technology innovation; (4) anti-money laundering programs; (5) the transition from the London Inter-Bank Offered Rate (LIBOR) to an alternate reference rate; (6) investment advisor and fund ESG disclosures and practices; (7) fund valuation and other disclosures and fund governance

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
practices; (8) the design, implementation and maintenance of investment advisor and fund compliance programs and fund liquidity risk management programs; and (9) money market fund compliance with stress-testing requirements. On March 4, 2021, the SEC announced the creation of a Climate Change and ESG Task Force in the SEC's DOE to develop initiatives to proactively identify ESG-related misconduct, with an initial focus on identifying any material gaps or misstatements in issuers' disclosure of climate risks under existing rules. The task force will also analyze disclosure and compliance issues relating to investment advisors' and funds' ESG strategies. In addition to routine examinations, the SEC examinations have included sweep examinations involving various topics. In addition to its Pandemic-related actions and guidance, the SEC staff also issued various guidance statements and risk alerts on a variety of compliance issues, including, among others, ESG investing, anti-money laundering, suspicious activity monitoring and reporting, digital assets, securities issued by special purpose acquisition companies (or SPACs), the Executive Order on Securities Investments that Finance Communist Chinese Military Companies, cyber-security, large trader obligations, investment advisor compliance, Pandemic-related risks and the transition from LIBOR.
These investigations, examinations and actions have led, and can lead, to further regulation, guidance statements and scrutiny of the investment management industry. The degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
Regulation or potential regulation by regulators other than the SEC and DOL also continued, and can continue, to affect investment management industry participants, including Federated Hermes. For example, the Financial Industry Regulatory Authority (FINRA) has undertaken, and continues to undertake, examinations. In the fourth quarter 2020, FINRA began reviewing firms' systems and procedures for providing customers waivers and rebates available through rights of reinstatement on mutual fund purchases. Other FINRA examinations have included bank sweep program, zero commission and cyber-security sweep examinations. In a 2021 Report on its Examination and Risk Monitoring Program, FINRA identifies, among other areas of concern, anti-money laundering, outside business activities, private securities transactions, Regulation Best Interest and Form CRS compliance, misrepresentation relating to cash management accounts and digital assets, best execution and liquidity risk management controls as areas of focus and potential examination. Various state legislatures or regulators also have adopted or are beginning to adopt state-specific cyber-security and/or privacy requirements that can apply, to varying degrees, to investment management industry participants, including Federated Hermes, in addition to federal regulation.
The activities of the Financial Stability Oversight Council (FSOC) also continue to be monitored by the investment management industry, including Federated Hermes. In December 2019, FSOC changed its systemically important designation approach for non-bank financial companies from an entity-based approach to an activities-based approach under which an individual firm would only be so designated if it determined that efforts to address the financial stability risks of that firm's activities by its primary federal and state regulators have been insufficient. Since then, FSOC has been required first to focus on regulating activities that pose systemic risk through actions by primary regulators. FSOC has focused on potential risks in the asset management industry, including money market funds, and other types of cash management vehicles (such as local government investment pools) that continue to use amortized cost or have a stable NAV but are not subject to the 2014 Money Fund Rules and Guidance. As discussed above, the market volatility and liquidity stress on money market funds experienced as a result of the Pandemic in March 2020 has drawn the attention of U.S. and global regulators, including FSOC. In its 2020 Annual Report, FSOC noted that "[s]tresses on prime and tax-exempt [money market funds] revealed continued structural vulnerabilities that led to increased redemptions and, in turn, contributed to and increased the stress in short-term funding markets." It has been reported that, during her testimony prior to her confirmation by the Senate on January 25, 2021, Treasury Secretary Janet Yellen expressed comfort with the idea of looking at whether activities of asset managers represent a systemic risk rather than whether asset management firms pose systemic risk. During the March 31, 2021 FSOC meeting, the FSOC heard an update from the SEC staff regarding open-end mutual fund performance during the Pandemic. The update included a discussion of fund outflows and liquidity risk management efforts during that period. Chairperson Yellen asked interagency staff to assess potential financial stability risks associated with open-end funds, particularly focusing on liquidity risks. Any possibility of FSOC reverting to its pre-December 2019 systemically important designation practices, and recommending new or heightened regulation for non-bank financial companies, which the Fed's Board of Governors (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds, increases the potential for further regulation of the investment management industry, including Federated Hermes and the Federated Hermes Funds.
As a candidate, the current President stated that he is open to the idea of a financial transactions tax (FTT) on securities transactions, an idea proposed by certain former Democratic candidates, including the current Vice President. Prior federal legislative attempts to enact an FTT would have imposed a 0.1% tax on stock, bond and derivative transactions, which would have applied to sales made in the U.S. or by U.S. persons, while initial securities issuances and short-term debt would have been exempt. A later proposal would have taxed stock trades at 0.5%, bond trades at 0.1%, and derivatives transactions at 0.005% coupled with an income tax credit for individuals with income of less than $50,000 ($75,000 for married couples),

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
which was intended to offset the average burden of the tax for such individuals. The Wall Street Tax Act, introduced in the House of Representatives on January 15, 2021, would impose, if enacted, a 0.1% tax on stock, bond and derivatives transactions similar to the first FTT proposal discussed above. None of the bills introduced to date have progressed in Congress. As of March 31, 2021, while the President has proposed raising the corporate income tax to 28%, among other tax increases, to fund a $2 trillion infrastructure plan, the President has not signaled an intent to include an FTT in any tax proposals.
On July 16, 2020, a bill was introduced into the New Jersey state legislature which sought to impose a $0.0025 tax per financial transaction on any person or entity that transacts more than 10,000 financial transactions through electronic infrastructure located in New Jersey during the year. It has been reported that New Jersey's Governor favors an FTT and, while an FTT was not included in New Jersey's 2021 budget plan, the Governor could revive the concept in subsequent years. It also has been reported that certain New York lawmakers are in favor of an FTT and were considering an FTT as one of six proposals that were debated in connection with the 2021 New York State budget. An Illinois regulator also recently stated that the significant trading activity involving GameStop could revive an FTT proposal in Illinois. In response to New Jersey and New York lawmakers considering an FTT, in March 2021, Connecticut's Governor signed into law a bill authorizing 20- and 30-year tax credits, along with property and sales tax exemptions, to data processors (such as securities exchanges) relocating into the state, and Connecticut committed not to implement an FTT of the type under consideration in New Jersey and New York. The need to fund state budget deficits, particularly given the impact of the Pandemic, also is being cited as a renewed justification for enacting FTTs. In March 2021, a bill was re-introduced into the U.S. House of Representatives that would prohibit states from imposing FTTs on security industry participants. Management believes that an FTT, particularly if enacted with broad application, would be detrimental to Federated Hermes' business and could adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows.
The current regulatory environment has impacted, and will continue to impact, to various degrees, Federated Hermes' business, results of operations, financial condition and/or cash flows. For example, Regulatory Developments can result in shifts in product structures, as well as changes in asset flows and mix and customer relationships. It remains uncertain whether, and to what degree, investment advisors, broker/dealers or other intermediaries will roll-back, modify or continue changes made in response to the original, vacated DOL fiduciary rule given the new DOL Final Fiduciary Rule and other Regulatory Developments. If intermediaries continue to reduce the number of Federated Hermes Funds offered on their platforms, mutual fund-related sales and distribution fees earned by Federated Hermes can decrease. In that case, similar to other investment management industry participants, Federated Hermes could experience a further shift in asset mix and AUM, and a further impact on revenues and operating income. On the other hand, management continues to believe that Federated Hermes' business can be positively affected because separately managed account/wrap-fee strategies work well in level wrap-fee account structures and can provide transparency and potential tax advantages to clients, while Federated Hermes' experience with bank trust departments and fiduciary experience and resources presents an opportunity to add value for customers.
Federated Hermes has dedicated, and continues to dedicate, significant and additional internal and external resources to monitor, analyze and address regulatory responses to the impact from the Pandemic and Regulatory Developments generally, and their effect on Federated Hermes' business, results of operations, financial condition and/or cash flows. Additional internal and external resources have been, and will continue to be, devoted to technology, legal, compliance, operations and other efforts to address regulatory-related matters. These efforts included, and will continue to include, having conversations internally, and with intermediaries, customers, service providers, counsel and other advisors regarding Regulatory Developments, and analyzing and/or affecting legislative, regulatory, product offering, development and structure adjustments, technology or information system development, reporting capabilities, business processes and other options, in an effort to comply, and/or to assist Federated Hermes' intermediaries and customers to comply, with new Regulatory Developments or minimize the potential impact of any adverse consequences stemming therefrom. As appropriate, Federated Hermes also participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated Hermes continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals and final rules issued by the SEC, to adopt, revise and/or implement policies and procedures, and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated Hermes also has devoted, and will continue to devote, resources to technology and system investment, business continuity, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated Hermes to, among other benefits, be in a better position to address Regulatory Developments. In connection with the Pandemic, Federated Hermes has devoted internal and external resources to complying with the requirements of federal and state orders imposing work and travel restrictions, and the requirements under the CDC's and state and local health departments' guidance, as well as enhanced disinfection and contamination procedures.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Federated Hermes is unable to fully assess at this time whether, or the degree to which, any continuing efforts or potential options being evaluated in connection with modified or new Regulatory Developments ultimately will be successful. The degree of impact of Regulatory Developments on Federated Hermes' business, results of operations, financial condition and/or cash flows can vary and is uncertain.
Management also is monitoring and assessing the potential impact of the Pandemic generally, and the impact of the current low interest rate environment on money market fund and other fund asset flows, and related asset mixes, as well as the degree to which these factors impact Federated Hermes' prime and municipal (or tax-exempt) money market business and Federated Hermes' business, results of operations, financial condition and/or cash flows generally. Management is also monitoring, and expending resources in connection with, the potential for additional regulatory scrutiny of money market funds, including prime and municipal (or tax-exempt) money market funds.
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
Federated Hermes will continue to monitor regulatory actions in response to the Pandemic and other Regulatory Developments as necessary and can implement additional changes to its business and practices as it deems necessary or appropriate. Further analysis and planning, or additional refinements to Federated Hermes' product line and business practices, can be required in response to market, customer or new or modified Regulatory Developments, such as the new investment advisor advertising, valuation, derivatives, and fund of funds rules, Final DOL Fiduciary Rule, Final DOL Proxy Voting Rule, Final DOL Investment Duty Amendments, and other Regulatory Developments, or any additional regulation or guidance issued by the SEC, DOL or other regulatory authorities.
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
As of March 31, 2021, given the current regulatory environment, the Pandemic and the possibility of future additional modified or delayed regulation or oversight, Federated Hermes is unable to fully assess the impact of regulatory actions in response to the Pandemic or other adopted or proposed regulations, and other Regulatory Developments, and Federated Hermes' efforts related thereto, on its business, results of operations, financial condition and/or cash flows. Modified or new Regulatory Developments in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have a material and adverse effect on Federated Hermes' business, results of operations, financial condition and/or cash flows. As of March 31, 2021, management also believes that any designation as a systemically important non-bank financial company, or any reforms ultimately put into effect by FSOC, would be detrimental to Federated Hermes' money market fund business and could materially and adversely affect Federated Hermes' business, results of operations, financial condition and/or cash flows.
International
Similar to the U.S., in 2020, the outbreak of the Pandemic shifted the regulatory environment in the UK and European Union (EU) toward the adoption of measures intended to provide regulatory flexibility and market stabilization. While the full impact of the Pandemic remains unclear through the first quarter of 2021, regulators in the UK and EU are continuing to allow certain regulatory relief granted in 2020 to expire, while extending other relief, and to advance new and proposed consultations, directives, regulations and laws while generally remaining in a remote working environment. These Regulatory Developments continue to impact the investment management industry in the UK and EU.
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
Significant political, economic, legal and regulatory uncertainty continues regarding the impact of Brexit on a post-Brexit UK. See Item 1A - Risk Factors under the captions General Risk Factors - Economic and Market Risks - Potential Adverse Effects of a Decline or Disruption in the Economy or Markets and General Risk Factors - Regulatory and Legal Risks - Potential Adverse Effects of Changes in Laws, Regulations and Other Rules in Federated Hermes' Form 10-K for the year ended December 31, 2020 for further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated Hermes and its business. Brexit has affected, and will likely continue to affect, the requirements and/or timing of implementation of legislation and regulations applicable to doing business in the EU and UK, including the laws and regulations applicable to Federated Hermes, as well as to the sponsoring, management, operation and distribution of Federated Hermes' products and services, both within and outside the EU and UK. On November 9, 2020, the European Securities and Markets Authority (ESMA) issued a press release reminding financial institutions of the need to be ready for the expiration of the transition period on December 31, 2020, including the need to finalize authorizations and fully establish EU-based operations and appropriate risk management capacity commensurate to the magnitude, scope and complexity of their activities and risks of their EU operations. On October 1, 2020, ESMA issued an updated statement on the consequences of Brexit under the Benchmark Regulation, which indicates that EU-supervised entities can continue to use third-country UK benchmarks until December 31, 2021 and that this transition period is also recognized in the UK.
While the TCA addresses the financial services industry, it does so on a limited basis and does not provide for passporting rights nor address equivalence decisions. Passporting ended at the end of the Brexit transition period and firms now must rely on temporary permission regimes and comply with the local laws of each country. The UK Financial Conduct Authority (FCA) has implemented a temporary permissions regime that allows European Economic Area (EEA)-domiciled investment funds that market in the UK under a passport to continue temporarily marketing in the UK, and allows EEA-based firms currently passporting into the UK to continue new and existing regulated business within the scope of their current permissions in the UK for up to three years, while they seek full FCA authorization. On March 4, 2021, the FCA provided further guidance on the UK temporary permissions regime by advising firms of the opening and closing dates during which firms must either apply for full permission or cancel their temporary permission and then cease any regulated financial conduct in the UK. The UK also has created a financial services contracts regime that allows, for a limited time, EEA-based firms not taking advantage of the temporary permissions regime in the UK to continue to service UK customers under contracts entered into prior to the end of the transition period in order for them to conduct an orderly exit from the UK. In addition to the UK, EU governments, such as, among others, France, the Netherlands, Italy and Germany, also have adopted similar temporary permission regimes or other laws to permit UK products to be sold, and EU-UK financial transactions to continue, for a period of time in their countries. Pursuant to amendments implemented by the Withdraw of the United Kingdom from the European Union (Consequential Provisions) Bill 2020, a firm that is authorized in the UK and/or Gibraltar, which has previously passported into Ireland, will be deemed to be authorized for specific and limited purposes in Ireland for a 15 year period following the end of the transition period, subject to the fulfillment of certain conditions.
The FCA, ESMA and EU regulators previously signed memoranda of understandings (MoUs) covering cooperation and exchange of information that have come into effect at the end of the transition period (i.e., on December 31, 2020) and provide for some level of regulatory coordination until a new regime is agreed and in place. In a joint declaration dated December 24, 2020, the EU and UK committed to agreeing to a framework for regulatory cooperation and mutual equivalence which would be set forth in a subsequent MoU by March 2021. On March 26, 2021, Her Majesty's Treasury (HM Treasury) announced that technical discussions have concluded, and that the UK and the EU have agreed to a MoU that creates a framework for voluntary regulatory cooperation in financial services and establishes a Joint UK-EU Financial Regulatory Forum, which will serve as a platform to facilitate dialogue on financial services matters. The MoU, however, does not reflect progress on equivalency determinations. As of March 31, 2021, the European Commission has only taken two time-limited equivalency decisions in connection with the UK relating to central counterparty clearing and settlement of Irish securities, while HM Treasury in the UK has granted 17 equivalency decisions to the EU, in addition to several other equivalency decisions granted by HM Treasury relating to the EU in 2019. UK regulators also are continuing with an "onshoring" process of amending EU legislation and regulatory requirements so that they work in the UK. In October 2020, the FCA, the Bank of England (BoE) and other UK regulators granted firms until March 31, 2022 to comply with certain regulatory changes including, among others, certain reporting obligations and market abuse requirements.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Despite these developments, there remains a risk of regulatory divergence between the UK and the EU. For example, EU investment firms in EU Member States are required to comply with the Investment Firms Directive (IFD) and Investment Firms Regulation (IFR) by June 26, 2021. On March 5, 2021, the European Banking Authority (EBA) published draft standards on supervisory reporting and disclosures for investment firms as defined in the IFR, which are intended to ensure a proportionate implementation of the new prudential framework for investment firms taking into account the different activities, sizes and complexity of investments firms. The IFD and IFR, however, do not bind the UK, and UK regulators are considering a new UK prudential regime for MiFID firms (IFPR), which has been included in the Financial Services Bill 2019-2021 and is based on the IFD and IFR. On December 14, 2020, the FCA issued "Consultation Paper 20/24: A new UK prudential regime for MiFID investment firms," in which the FCA seeks comment on its proposed rules on the IFPR. The consultation period closed on February 5, 2021. To date, the Financial Services Bill 2019-2021 has made its way through the House of Commons and is still being considered in the House of Lords. The form of the final IFPR is not known and UK regulators are targeting an implementation date of January 1, 2022.
As another example, EU regulators have previously issued or proposed directives, rules and laws regarding sustainable finance, including the Sustainability-Related Disclosures Regulation or Sustainable Finance Disclosure Regulation (SFDR) and the Taxonomy Regulation. The Taxonomy Regulation establishes a framework to facilitate sustainable investment, including when Member States establish measures (e.g., labels or standards) setting requirements regarding financial products or corporate bonds presented as "environmentally sustainable." On November 5, 2020, ESMA published a consultation setting out draft advice to the European Commission on Article 8 of the Taxonomy Regulation specifying the content, methodology and presentation of the key performance indicators for sustainable activities that non-financial undertakings and asset managers are required to disclose. The consultation period ended on December 4, 2020. In preparation for the SFDR "Level 1" regulation which came into effect on March 10, 2021, Federated Hermes finalized the necessary document updates and disclosures. On February 4, 2021, the European Supervisory Authorities (ESAs) published a final report containing draft regulatory technical standards on the content, methodologies and presentation of sustainability-related disclosures (the proposed "Level 2" requirements). On March 17, 2021, the ESAs published a consultation package setting out the proposed standards on content and presentation for disclosures under the SFDR. The consultation period ends on May 12, 2021. Rather than adopt the SFDR, the UK announced on November 9, 2020 that it will introduce ESG disclosure rules aligning with the Task Force on Climate-related Financial Disclosures (TCFD), which made the UK the first country to adopt that approach. On December 22, 2020, the Financial Stability Board (FSB) issued a statement encouraging the International Financial Reporting Standards Foundation and financial authorities to use the TCFD's recommendations as the basis for standards for climate-related financial disclosures. In a consultation launched on March 24, 2021, the UK government solicited views on proposals to require that UK companies with more than 500 employees that are traded on a UK-regulated market disclose TCFD-aligned climate-related information. The consultation states that new regulations would come into force on April 6, 2022. It also has been reported that an ESG Template for funds to explain their ESG features is expected to be proposed in 2021, to supplement the European Markets in Financial Instruments Directive (MiFID) Template, which is being revised to include ESG fields.
The current post-Brexit regulatory environment (particularly the need to obtain full authorizations on a country-by-country basis) also creates a level of uncertainty regarding the ability and requirements to distribute products and provide investment management services between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds.
In March 2020, HM Treasury released a consultation paper proposing an overseas fund regime which is targeted at Undertakings for the Collective Investment in Transferable Securities (UCITS) and enabled Federated Hermes' Irish UCITS funds to continue to be marketed in the UK after December 31, 2020 and the temporary permissions regime. HM Treasury proposed this equivalence regime which will determine countries which are equivalent to the UK and will work with the FCA to determine countries of equivalence. HM Treasury is using the Financial Services Bill 2019 - 2021 to introduce the Overseas Funds Regime (OFR) - an equivalence regime for overseas retail funds to be able to market to UK retail investors. HM Treasury has also proposed a separate regime for money market funds to be able to market to all investors, noting that the process will be different if the fund wants to market to retail or professional investors. These regimes will function similarly to the existing EU approach to equivalence. Federated Hermes has received permission from the FCA to allow certain Irish-domiciled UCITS funds and Luxembourg-based direct lending funds to continue to be marketed in the UK post-Brexit.
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
The activities of the International Organization of Securities Commissions (IOSCO) and FSB also continue to be monitored by the investment management industry, including Federated Hermes. Building on consultations and other reports published from 2015 through 2020 regarding methodologies for identifying non-bank, non-insurance company global systemically important financial institutions, recommendations to address structural vulnerabilities from asset management activities, and liquidity risk management, the IOSCO and FSB continued, and will continue, to assess, recommend and implement regulatory reforms affecting money market funds, liquidity risk management, derivatives, leverage, and other aspects of the investment management industry. In its 2021-2022 work program, published February 26, 2021, IOSCO indicated that, among other priorities, its priorities include financial stability and systemic risks of non-bank financial intermediation activities, as well as risks exacerbated by the Pandemic, such as misconduct risks, fraud, and operational resilience. IOSCO also indicated that, among other efforts, it will continue efforts (headed by the Sustainable Finance Task Force) to improve the completeness, consistency, and comparability of sustainability reporting. In a recent speech, the Vice Chair for Supervision of the Fed, who also serves as Chair of the FSB, identified nonbank financial intermediation, money market funds and cross-border payments as the FSB's priorities for 2021.
On November 20, 2020, IOSCO published its final report providing a thematic review of the consistency in implementation of money market reforms across the nine largest money market fund jurisdictions. In this report, IOSCO concluded that these jurisdictions generally implemented money market fund reforms in line with 2012 IOSCO policy recommendations for money market funds, but that market conditions in March 2020 highlighted continuing vulnerabilities in certain types of money market funds and the need for further reforms. Similar to the PWG Report in the U.S., the IOSCO issued a paper on "Money Market Funds during the March-April Episode" (IOSCO Paper) in November 2020. The IOSCO Paper calls for further consideration of the functioning of money market funds, investor behavior and elements of the existing regulatory framework for money market funds which could have played a role in accelerating the outflow of assets from non-government money market funds in March 2020.
In its 2020 Annual Report regarding the "Implementation and Effects of the G20 Financial Regulatory Reforms", among other topics, the FSB reviewed the status of money market fund reforms across G20 jurisdictions, ongoing vulnerabilities from liquidity and leverage in asset management, and measures taken by financial regulators relating to funds (including money market funds) in response to the Pandemic. The FSB also issued a report on its "Holistic Review of the March Market Turmoil" (FSB Review) on November 17, 2020, in which it specifically reviewed the impact of the markets in March 2020 on open-end funds, including money market funds. In its FSB Review, among other conclusions, the FSB concluded that redemptions from money market funds were "exacerbated by certain fund structures and regulations that could have created perceptions of first-mover advantage." Among other recommendations, the FSB Review calls for an examination of risk factors, including "liquidity risks, core functions and aspects of the structure or regulations in non-government [money market funds] which experienced large outflows and contributed to the stress in short-term funding markets." In a December 16, 2020 "Global Monitoring Report on Non-Bank Financial Intermediation" the FSB further examined the impact of the Pandemic on the markets and the role of non-bank financial intermediaries, including the importance of money market funds in this sector, particularly in the U.S. and UK. In this report, the FSB noted that U.S. regulations allow fund boards to impose redemption gates and liquidity fees if a money market fund's weekly liquid assets fall below 30% of the fund's total assets, and that a concern that redemptions could be limited or suspended might have led to additional outflows.
As a result of these IOSCO and FSB reports, similar to the SEC in the U.S., UK and EU regulators are expected to re-examine existing money market fund regulation in 2021. On March 26, 2021, ESMA published a consultation paper on the legislative review of the EU money market regulation. Similar to the PWG Report, IOSCO Paper and FSB Review, this consultation reviews the role played by money market funds in the March 2020 market turmoil, perceived structural vulnerabilities of money market funds and possible money market fund regulatory reforms that could be adopted. Most of the proposed reforms are similar to those set forth in the PWG Report, including decoupling the link between regulatory liquid asset thresholds and redemption fees and gates. The consultation period closes on June 30, 2021. ESMA is expected to consider responses from the consultation in an opinion on the review of the EU money market regulations in the second half of 2021. As discussed above, Federated Hermes believes that money market funds are resilient investment products that have proven their resiliency during the Pandemic. Federated Hermes intends to engage with UK and EU (as well as U.S.) regulators in 2021, both individually and through industry groups, to shape any further money market fund reforms to avoid overly burdensome requirements or the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
erosion of benefits that money market funds can provide. Federated Hermes intends to submit similar comments to the ESMA consultation as it did to the SEC staff's request for comment.
Since the beginning of the first quarter 2021, UK and EU regulators issued, proposed or adopted new consultations, directives, rules, laws and guidance that impact UK and EU investment management industry participants, including Federated Hermes. For example:
•On March 26, 2021, the BoE and FCA published a survey of UK authorized open-ended funds and their liquidity management practices. The survey was in response to the BoE's and FCA's prior statements that they would review vulnerabilities associated with the "liquidity mismatch" between funds that offer daily redemptions while at the same time holding assets that can take longer to sell in an orderly way. The survey signals that future rulemaking is contemplated by UK prudential regulators. Federated Hermes is monitoring developments.
•On January 20, 2021, HM Treasury published a call for input on its review of the UK funds regime, among other reasons, to identify options that will make the UK a more attractive location to set up, manage and administer funds. Federated Hermes is monitoring developments.
Investment management industry participants, such as Federated Hermes, also continued and will continue, to monitor, plan for and implement certain changes in response to previously issued new proposed or adopted rules and guidance. Previously proposed and final rules and guidance included, among others: (1) ESMA's final guidelines under Article 25 of the Alternative Investment Fund Managers Directive (AIFMD), which set out common criteria for national competent authorities (NCAs) to access liquidity and leverage risk in investment funds; (2) the EBA's prior consultations regarding new remuneration policy guidelines and internal governance guidelines under the IFD; (3) ESMA's updated guidelines for money market fund stress tests under the Money Market Fund Regulation (MMFR); (4) the FCA's proposed rules on the IFPR, which is the new prudential regime for UK firms authorized under the Markets in Financial Instruments Directive II (MiFID II); (5) prior CBI "Dear CEO" letters requesting Regulated Financial Services Providers to review the CBI's findings and observations from inspections regarding fund governance and fitness and probity and, if requested, report the results to the CBI; (6) ESMA's report regarding the preparedness of investment funds with significant exposure to corporate debt and real estate assets for potential future adverse liquidity conditions and valuation shocks; (7) a prior CBI "Dear CEO" letter requesting Markets in Financial Instruments Directive (MiFID)-authorized firms to review the CBI's findings and observations from inspections regarding MiFID best execution requirements for consumers and discuss the review at their next board meetings; (8) ESMA's "Consultation on guidelines on marketing communications under the regulation on facilitating cross-border distribution of collective investment funds" setting forth guidelines specifying the requirements for marketing communications sent to investors to promote UCITS and alternative investment funds (AIFs); (9) a European Commission "Public consultation on the review of the Alternative Investment Fund Managers Directive (AIFMD)" in which the Commission seeks to examine how to strengthen AIFMD rules and complete the internal market for AIFs and considers possible adjustments to the rules on UCITS; and (10) a prior CBI "Dear CEO" letter requesting that Irish management companies review, and assess their operations against, concerns identified by the CBI based on inspections regarding compliance with CP86, delegation, risk management, board approval of new funds, and fund governance, review the findings at the next board meeting and timely implement a plan to make necessary changes. Moreover, EU Member States were required to transpose Money Laundering Directive 6 (MLD6) into national law by December 3, 2020, following which relevant regulations are required to be implemented by companies within the EU Member States by June 3, 2021. The UK has opted out of MLD6 as the UK Government considers that the existing UK legislation is already largely compliant with MLD6 measures. However, any regulated AML-supervised UK business which operates in the EU must still comply with changes set out in MLD6. MLD6 harmonizes the definition of money laundering offenses, lists 22 predicate offenses and enforces a minimum penalty for money laundering offenses. The UK already considers any criminal offense as a predicate offense and its penalties already exceed the new requirements.
In addition to the above Regulatory Developments, the FCA, CBI and other global regulators, continue to monitor investment management industry participants by examining various reports, financial statements and annual reports and conducting regular review meetings and inspections. They also continue to take enforcement action when determined necessary. Examples of recent reviews include reviews regarding closet index fund managers, CP86 compliance, fitness and probity, best execution, client asset arrangements, and operational resilience. It has been reported that FCA enforcement priorities for 2021 will include financial crime, market abuse, non-financial misconduct and alternative investment managers. On February 8, 2021, the CBI published a Securities Market Risk Outlook Report that identifies key conduct risks to securities markets, actions investment firms should take to identify, mitigate and manage those risks, and the CBI's supervisory priorities. The CBI's priorities for 2021 include, among others, dealing with the Pandemic and Brexit, fund governance, money market fund reform, diversity and inclusion, climate change, and bolstering systems to identify, mitigate and manage misconduct risk, including market abuse risk.

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
An EU FTT also continues to be discussed although it remains unclear if or when an agreement will be reached regarding its adoption. Since the European Commission first proposed an EU FTT in 2011, proponents of the FTT have sought the widest possible application of the FTT with low tax rates. In December 2019, Germany proposed a draft directive that would impose a 0.2% tax on purchases of shares of large companies worth more than €1 billion, which would cover over 500 companies. Initial public offerings (IPOs) would be excluded, and each Member State would be free to tax equity funds and similar products for private pensions. Under the German proposal, the five countries with the highest incomes would share a small part of their revenues with the other countries, so that each participating country would receive at least €20 million of FTT revenue. Germany expressed a commitment to introducing an FTT at the EU-level but, while Germany had the Presidency of the EU Council from July 1, 2020 to December 31, 2020, no formal action was taken. It had been reported that the key sticking point among participating Member States regarding the German proposal for an EU FTT was the mechanism and formula used to distribute the funds raised among the Member States. On February 24, 2021, Portugal, the successor to the German Presidency of the EU Council, proposed at a meeting of the Working Party on Tax Questions to begin discussions at the EU level regarding the design of an EU FTT involving a gradual implementation by Member States based on the FTTs already implemented in France and Italy. Member States that would want to implement an FTT more quickly would be permitted to do so. Member States were invited to provide input on the proposed approach to the EU FTT design, whether the FTTs in France and Italy would be a solid basis for an EU FTT, and whether an EU FTT should apply to equity derivative transactions. Subject to certain exemptions, the French FTT levies a tax of up to 0.3% on stock purchases of French publicly traded companies with a market value over €1 billion, American and European depository receipts of covered company securities, high frequency trades, credit default swaps against EU sovereign debt, and certain corporate actions. Subject to certain exemptions, the Italian FTT levies a tax on equity transactions, certain derivative transactions on equity transactions and certain high frequency trades of up to 0.2% of the value of the net balance of purchase and sale transactions executed on the same day on the same financial instrument by the same party. The Italian FTT applies to shares issued by Italian companies with a capitalization of at least €500 million, cash equity contracts, equity derivative contracts, and certain other equity transactions. It has been reported that Austria's Finance Minister has spoken out against the Portuguese proposal on the basis that an EU FTT would harm business.
As attention turns to a post-Pandemic economy and as the EU and EU Member States look to fund their budgets and the Pandemic related measures that have been adopted, an EU FTT on securities transactions, or even bank account transactions, remains a potential additional source of revenue. The Portuguese proposal on an EU FTT invited Member States electing not to participate in the enhanced cooperation initiative to provide input on whether the need to find additional sources for financing the EU recovery effort might increase their interest in further working on an EU FTT.
The exact time needed to reach a final agreement on an EU FTT, implement any agreement and enact legislation is not known at this time. As discussed above, certain individual EU Member States, such as Italy, France and Spain, have implemented FTTs at the Member State-level, with Spain's 0.2% FTT on certain securities transactions, effective on January 16, 2021, being the latest. The weakened economy in Europe can increase the risk that additional jurisdictions propose to implement FTTs. The Labour Party in the UK has also separately proposed a UK FTT, but it has not been advanced to date. The Pandemic also could delay agreement on, and the implementation of, an FTT in the EU, UK or other European countries.
Notwithstanding the impact of the Pandemic, global securities regulators are urging the adoption of new risk free reference rates as alternatives to LIBOR. Separate working groups have been formed in the UK, the U.S., the EU, and other jurisdictions (e.g., Japan and Switzerland) to recommend an alternative to LIBOR for their respective markets. The FCA, the BoE and the Prudential Regulation Authority continue efforts started in September 2018 regarding the transition from LIBOR to the Sterling Overnight Index Average (SONIA) by the end of 2021. On March 26, 2021, the FCA and BoE issued a "Dear CEO" letter urging firms to meet the deadlines for the transition away from LIBOR to alternative reference rates and advising that they are intensifying their focus on firms' management and oversight of the risks associated with the transition. On March 5, 2021, Intercontinental Exchange, Inc. (ICE) published a feedback statement from the ICE Benchmark Administration Limited (IBA), a wholly-owned subsidiary of ICE and the administrator of LIBOR, formally confirming its intention to (1) cease the publication of the one-week and two-month USD LIBOR after December 31, 2021, (2) cease publication of the EUR, CHF, JPY and GBP LIBOR for all tenors after December 31, 2021; and (3) cease the publication of all other tenors of USD LIBOR after June 30, 2023.
Legislatures and regulators in the U.S. and other countries are also working on the transition from LIBOR, with particular emphasis on legacy financial agreements that lack sufficient "fallback" language to transition to a new reference rate in the event of LIBOR's cessation. The SEC and other regulators in the U.S. are undertaking efforts to identify risks and prepare for

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
the transition from LIBOR to the Secured Overnight Financing Rate (SOFR) by the end of 2021. The SOFR was selected as the preferred LIBOR replacement in the U.S. by the Alternative Reference Rates Committee (ARRC) at the Federal Reserve Bank of New York. Despite the extension of the transition deadline to June 30, 2023 for certain tenors of USD LIBOR, U.S. regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021. The Governors have indicated that "[n]ew contracts entered into before December 31, 2021 should either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR's discontinuation." On October 23, 2020, the International Swaps and Derivatives Association (ISDA) published its ISDA 2020 IBOR Fallbacks Protocol, which enables parties to protocol-covered documents to amend their terms to; (1) regarding a protocol-covered document which incorporates, or references, a rate as defined in a Covered ISDA Definitions Booklet, include either the terms of, or a particular defined term included in, the Supplement to the 2006 ISDA Definitions, and (2) in respect of a protocol-covered document which otherwise references a relevant interbank lending rate (IBOR), include new fallbacks for that relevant IBOR. This protocol was effective January 25, 2021. On March 24, 2021, New York passed a law that implements fallback provisions that favor the transition to SOFR plus a spread adjustment for contracts without effective fallback provisions that are written under New York law. The New York law also provides a safe harbor from litigation where SOFR is selected as a replacement rate for USD LIBOR.
The phase-out of LIBOR can cause the renegotiation or re-pricing of certain credit facilities, derivatives or other financial transactions to which investment management industry participants, including Federated Hermes and its products, customers or service providers, are parties, alter the accounting treatment of certain instruments or transactions, or have other unintended consequences, which, among other effects, could require additional internal and external resources, and can increase operating expenses. The extent of such renegotiation or re-pricing could be mitigated by the adoption of or advocacy for a historical five-year median difference spread adjustment methodology by certain regulators, self-regulatory organizations and trade groups (including, for example, the ARRC and ISDA). Federated Hermes continues to assess the impact that the transition from LIBOR will have on Federated Hermes and Federated Hermes' products and strategies, customers and service providers.
While Brexit has not had a significant impact on Federated Hermes' business as of March 31, 2021, given the post-Brexit regulatory environment and potential impact of the Pandemic, Federated Hermes remains unable to fully assess the degree that any potential Brexit impact and resulting changes could have on Federated Hermes' business, results of operations, financial condition and/or cash flows. The HFML Acquisition, the HCL Acquisition and HFML's acquisition of MEPC Limited effective as of January 1, 2020 (MEPC Acquisition), each increased the potential Brexit impact to Federated Hermes. Management also believes that a UK FTT or EU FTT, particularly if enacted with broad application, would be detrimental to Federated Hermes' business and could adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows.
Management continues to monitor and evaluate the impact of Regulatory Developments (including potential new money market fund reforms) on Federated Hermes' business, results of operations, financial condition and/or cash flows. Regulatory changes stemming from Brexit, money market fund reform, a EU or UK FTT, or FCA, CBI, ESMA, FSB, IOSCO or other initiatives or Regulatory Developments, as well as the potential political and economic uncertainty surrounding Brexit and the Pandemic, also can adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows. Similar to its efforts in the U.S., Federated Hermes has dedicated, and continues to dedicate, significant internal and external resources to analyze and address European reforms and other Regulatory Developments that impact Federated Hermes' investment management and stewardship business.
European Regulatory Developments, and Federated Hermes' efforts relating thereto, have had, and can continue to have, an impact on Federated Hermes' expenses and, in turn, financial performance. As of March 31, 2021, Federated Hermes is unable to fully assess the potential impact that an FTT or other Regulatory Developments can have on its business, results of operations, financial condition and/or cash flows. Federated Hermes also is unable to fully assess at this time whether, or the degree to which, Federated Hermes, any of its investment management subsidiaries or any of the Federated Hermes Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution. The HFML Acquisition, HCL Acquisition and MEPC Acquisition each increased the potential impact that the above matters can have on Federated Hermes' business, results of operations, financial condition and/or cash flows.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Asset Highlights
Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2021	2020
By Asset Class
Equity	$96,170	$68,239	41%
Fixed-Income	86,464	64,715	34
Alternative / Private Markets	19,301	18,061	7
Multi-Asset	3,981	3,494	14
Total Long-Term Assets	205,916	154,509	33
Money Market	419,080	451,330	(7)
Total Managed Assets	$624,996	$605,839	3%

By Product Type
Funds:
Equity	$56,767	$36,955	54%
Fixed-Income	55,581	40,601	37
Alternative / Private Markets	12,231	11,365	8
Multi-Asset	3,797	3,330	14
Total Long-Term Assets	128,376	92,251	39
Money Market	297,182	336,133	(12)
Total Fund Assets	425,558	428,384	(1)
Separate Accounts:
Equity	39,403	31,284	26
Fixed-Income	30,883	24,114	28
Alternative / Private Markets	7,070	6,696	6
Multi-Asset	184	164	12
Total Long-Term Assets	77,540	62,258	25
Money Market	121,898	115,197	6
Total Separate Account Assets	199,438	177,455	12
Total Managed Assets	$624,996	$605,839	3%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended
	March 31,		Percent Change
(in millions)	2021	2020
By Asset Class
Equity	$95,167	$82,767	15%
Fixed-Income	86,939	69,068	26
Alternative / Private Markets[1]	19,278	17,983	7
Multi-Asset	3,974	4,006	(1)
Total Long-Term Assets	205,358	173,824	18
Money Market	412,720	406,365	2
Total Average Managed Assets	$618,078	$580,189	7%

By Product Type
Funds:
Equity	$56,832	$44,996	26%
Fixed-Income	55,416	44,017	26
Alternative / Private Markets[1]	12,239	11,143	10
Multi-Asset	3,783	3,814	(1)
Total Long-Term Assets	128,270	103,970	23
Money Market	288,403	290,641	(1)
Total Average Fund Assets	416,673	394,611	6
Separate Accounts:
Equity	38,335	37,771	1
Fixed-Income	31,523	25,051	26
Alternative / Private Markets	7,039	6,840	3
Multi-Asset	191	192	(1)
Total Long-Term Assets	77,088	69,854	10
Money Market	124,317	115,724	7
Total Average Separate Account Assets	201,405	185,578	9
Total Average Managed Assets	$618,078	$580,189	7%
1    The average balance for the quarter ended March 31, 2020 includes $8.0 billion of assets managed by a previously non-consolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (3) to the Consolidated Financial Statements for additional information.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2021	2020
Equity Funds
Beginning Assets	$54,312	$48,112
Sales	5,649	4,392
Redemptions	(4,441)	(4,802)
Net Sales (Redemptions)	1,208	(410)
Net Exchanges	(372)	(31)
Impact of Foreign Exchange[1]	(261)	(344)
Market Gains and (Losses)[2]	1,880	(10,372)
Ending Assets	$56,767	$36,955

Equity Separate Accounts
Beginning Assets	$37,476	$40,899
Sales[3]	2,111	1,688
Redemptions[3]	(2,723)	(3,040)
Net Sales (Redemptions)[3]	(612)	(1,352)
Net Exchanges	404	(6)
Acquisitions/(Dispositions)	0	(71)
Impact of Foreign Exchange[1]	(334)	(424)
Market Gains and (Losses)[2]	2,469	(7,762)
Ending Assets	$39,403	$31,284

Total Equity
Beginning Assets	$91,788	$89,011
Sales[3]	7,760	6,080
Redemptions[3]	(7,164)	(7,842)
Net Sales (Redemptions)[3]	596	(1,762)
Net Exchanges	32	(37)
Acquisitions/(Dispositions)	0	(71)
Impact of Foreign Exchange[1]	(595)	(768)
Market Gains and (Losses)[2]	4,349	(18,134)
Ending Assets	$96,170	$68,239
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
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2021	2020
Fixed-Income Funds
Beginning Assets	$53,557	$44,223
Sales	9,235	6,272
Redemptions	(6,732)	(8,132)
Net Sales (Redemptions)	2,503	(1,860)
Net Exchanges	(44)	(115)
Impact of Foreign Exchange[1]	(38)	(141)
Market Gains and (Losses)[2]	(397)	(1,506)
Ending Assets	$55,581	$40,601

Fixed-Income Separate Accounts
Beginning Assets	$30,720	$24,800
Sales[3]	1,952	1,415
Redemptions[3]	(1,552)	(1,656)
Net Sales (Redemptions)[3]	400	(241)
Acquisitions/(Dispositions)	0	(1)
Impact of Foreign Exchange[1]	(22)	(14)
Market Gains and (Losses)[2]	(215)	(430)
Ending Assets	$30,883	$24,114

Total Fixed-Income
Beginning Assets	$84,277	$69,023
Sales[3]	11,187	7,687
Redemptions[3]	(8,284)	(9,788)
Net Sales (Redemptions)[3]	2,903	(2,101)
Net Exchanges	(44)	(115)
Acquisitions/(Dispositions)	0	(1)
Impact of Foreign Exchange[1]	(60)	(155)
Market Gains and (Losses)[2]	(612)	(1,936)
Ending Assets	$86,464	$64,715
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
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2021	2020
Alternative / Private Markets Funds
Beginning Assets	$12,100	$11,389
Sales	304	624
Redemptions	(461)	(441)
Net Sales (Redemptions)	(157)	183
Net Exchanges	(1)	2
Impact of Foreign Exchange[1]	82	(679)
Market Gains and (Losses)[2]	207	470
Ending Assets	$12,231	$11,365

Alternative / Private Markets Separate Accounts
Beginning Assets	$6,984	$6,713
Sales[3]	174	264
Redemptions[3]	(170)	(141)
Net Sales (Redemptions)[3]	4	123
Acquisitions/(Dispositions)	0	452
Impact of Foreign Exchange[1]	57	(442)
Market Gains and (Losses)[2]	25	(150)
Ending Assets	$7,070	$6,696

Total Alternative / Private Markets
Beginning Assets	$19,084	$18,102
Sales[3]	478	888
Redemptions[3]	(631)	(582)
Net Sales (Redemptions)[3]	(153)	306
Net Exchanges	(1)	2
Acquisitions/(Dispositions)	0	452
Impact of Foreign Exchange[1]	139	(1,121)
Market Gains and (Losses)[2]	232	320
Ending Assets	$19,301	$18,061
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
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2021	2020
Multi-Asset Funds
Beginning Assets	$3,744	$4,000
Sales	65	73
Redemptions	(141)	(229)
Net Sales (Redemptions)	(76)	(156)
Net Exchanges	5	(14)
Market Gains and (Losses)[1]	124	(500)
Ending Assets	$3,797	$3,330

Multi-Asset Separate Accounts
Beginning Assets	$204	$199
Sales[2]	2	25
Redemptions[2]	(29)	(6)
Net Sales (Redemptions)[2]	(27)	19
Impact of Foreign Exchange[3]	(1)	0
Market Gains and (Losses)[1]	8	(54)
Ending Assets	$184	$164

Total Multi-Asset
Beginning Assets	$3,948	$4,199
Sales[2]	67	98
Redemptions[2]	(170)	(235)
Net Sales (Redemptions)[2]	(103)	(137)
Net Exchanges	5	(14)
Impact of Foreign Exchange[3]	(1)	0
Market Gains and (Losses)[1]	132	(554)
Ending Assets	$3,981	$3,494
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
Total Changes in Long-Term Assets

	Three Months Ended
	March 31,
(in millions)	2021	2020
Total Long-Term Fund Assets
Beginning Assets	$123,713	$107,724
Sales	15,253	11,361
Redemptions	(11,775)	(13,604)
Net Sales (Redemptions)	3,478	(2,243)
Net Exchanges	(412)	(158)
Impact of Foreign Exchange[1]	(217)	(1,164)
Market Gains and (Losses)[2]	1,814	(11,908)
Ending Assets	$128,376	$92,251

Total Long-Term Separate Accounts Assets
Beginning Assets	$75,384	$72,611
Sales[3]	4,239	3,392
Redemptions[3]	(4,474)	(4,843)
Net Sales (Redemptions)[3]	(235)	(1,451)
Net Exchanges	404	(6)
Acquisitions/(Dispositions)	0	380
Impact of Foreign Exchange[1]	(300)	(880)
Market Gains and (Losses)[2]	2,287	(8,396)
Ending Assets	$77,540	$62,258

Total Long-Term Assets
Beginning Assets	$199,097	$180,335
Sales[3]	19,492	14,753
Redemptions[3]	(16,249)	(18,447)
Net Sales (Redemptions)[3]	3,243	(3,694)
Net Exchanges	(8)	(164)
Acquisitions/(Dispositions)	0	380
Impact of Foreign Exchange[1]	(517)	(2,044)
Market Gains and (Losses)[2]	4,101	(20,304)
Ending Assets	$205,916	$154,509
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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Three Months Ended		Three Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
By Asset Class
Money Market	67%	70%	24%	43%
Equity	15%	14%	49%	38%
Fixed-Income	14%	12%	16%	13%
Alternative / Private Markets	3%	3%	8%	3%
Multi-Asset	1%	1%	2%	2%
Other	—%	—%	1%	1%
By Product Type
Funds:
Money Market	47%	50%	20%	40%
Equity	9%	8%	39%	29%
Fixed-Income	9%	8%	14%	11%
Alternative / Private Markets	2%	2%	6%	1%
Multi-Asset	1%	1%	2%	2%
Separate Accounts:
Money Market	20%	20%	4%	3%
Equity	6%	6%	10%	9%
Fixed-Income	5%	4%	2%	2%
Alternative / Private Markets	1%	1%	2%	2%
Other	—%	—%	1%	1%

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
As of March 31, 2021, total managed assets increased 3% from March 31, 2020, primarily due to increases in equity and fixed-income assets, partially offset by a decrease in money market assets. Total average money market assets increased 2% for the three months ended March 31, 2021 as compared to the same period in 2020. Period-end money market assets decreased 7% at March 31, 2021 as compared to March 31, 2020. Average equity assets increased 15% for the three months ended March 31, 2021 as compared to the same period in 2020. Period-end equity assets increased 41% at March 31, 2021 as compared to March 31, 2020 primarily due to market appreciation. Average fixed-income assets increased 26% for the three months ended March 31, 2021 as compared to the same period in 2020. Period-end fixed-income assets increased 34% at March 31, 2021 as compared to March 31, 2020 primarily due to net sales and, to a lesser extent, market appreciation.
In the first quarter, domestic equities rallied broadly as hopes rose for stronger-than-expected economic and earnings growth. Led by cyclical value stocks, the Dow Jones Industrial Average climbed 7.8%, the S&P 500 increased 5.8% and the Nasdaq Composite gained 2.8% over the three-month period ended March 31, 2021. Overseas stocks also rose, though less so on slower vaccination rollouts and a resurgence in Covid-19 caseloads, particularly in Europe. During the quarter, the MSCI World ex USA Index gained 3.40% and the MSCI All Country World ex USA Index increased 2.95%. The first three months of 2021 proved more challenging for the fixed-income market, as intermediate to long yields rose sharply. Expectations for robust growth and passage of a $1.9 trillion American Rescue Plan that pushed total fiscal Pandemic-related stimulus above $5 trillion in 12 months fanned fears about potential inflation and massive new government debt issuance. While interest rates on the short

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
end of the yield curve remained near historic lows – pinned by the Federal Reserve's renewed pledge to keep the federal funds target rate near zero through 2023 – the 5-year Treasury yield climbed from 0.36% to 0.94%, the 10-year Treasury yield jumped from 0.92% to 1.75% and the 30-year Treasury yield increased from 1.65% to 2.41% over the reporting period.
Results of Operations
Revenue. Revenue decreased $18.0 million for the three-month period ended March 31, 2021 as compared to the same period in 2020 primarily due to an increase of $82.7 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact). This decrease was partially offset by an increase in equity and fixed-income revenue of $30.1 million and $11.5 million, respectively, due to higher average assets, an increase in alternative/private market revenue of $7.3 million primarily due to the revenue of a previously nonconsolidated entity being recorded to operating revenue beginning in March 2020 and an increase of $6.9 million as a result of the consolidation of certain VIEs not previously consolidated prior to the first quarter of 2021 related to the HCL Acquisition (see Note (3) to the Consolidated Financial Statements).
For the three-month period ended March 31, 2021 and 2020, Federated Hermes' ratio of revenue to average managed assets was 0.22% and 0.25%, respectively. The decrease in the rate was primarily due to the reduction of revenue from higher Voluntary Yield-related Fee Waivers, partially offset by a higher proportion of revenue earned on average equity and fixed-income assets during the first three months of 2021 compared to the same period in 2020.
Operating Expenses. Total Operating Expenses for the three-month period ended March 31, 2021 decreased $22.7 million as compared to the same period in 2020 primarily due to a decrease of $51.8 million in Distribution expense primarily related to a decrease in expense of $61.1 million due to an increase in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact). This was partially offset by an increase in Distribution expense of $8.1 million related to a change in the mix of money market fund assets and an increase in Compensation and Related expense of $28.3 million driven primarily by sales efforts and investment management performance ($7.7 million), an increase of $6.9 million as a result of the consolidation of certain VIEs not previously consolidated prior to the first quarter of 2021 related to the HCL Acquisition (see Note (3) to the Consolidated Financial Statements) and an increase of $4.9 million related to a full quarter of HCL activity being included in 2021 as compared to one month in 2020.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net increased $8.9 million for the three-month period ended March 31, 2021 as compared to the same period in 2020. The increase is primarily due to a $17.2 million increase in Gain (Loss) on Securities, net primarily due to an increase in the market value of investments in the first quarter of 2021 as opposed to a decrease in the market value of investments during the same period in 2020 from the impact of the Pandemic. This increase was partially offset by a $7.5 million gain from a fair value adjustment to the equity investment of a previously nonconsolidated entity recorded in March 2020.
Income Taxes. The income tax provision was $25.0 million for the three-month period ended March 31, 2021 as compared to $22.4 million for the same period in 2020. The increase in the income tax provision was primarily due to higher income before income taxes as a result of the changes in revenues, expenses and nonoperating income (expenses) noted above. The effective tax rate was 25.2% for the three-month period ended March 31, 2021 as compared to 26.2% for the same period in 2020. The decrease in the effective tax rate is primarily due to a decrease in losses attributable to noncontrolling interests in consolidated Federated Hermes Funds for the three-month period ended March 31, 2021 as compared to the same period in 2020, which is included in Income Before Income Taxes but has no associated tax benefit as these are non-taxable entities.
Net Income Attributable to Federated Hermes, Inc. Net income increased $10.3 million for the three-month period ended March 31, 2021 as compared to the same period in 2020, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended March 31, 2021 increased $0.12 as compared to the same period in 2020 primarily due to increased net income.
Liquidity and Capital Resources
Liquid Assets. At March 31, 2021, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $373.6 million as compared to $432.5 million at December 31, 2020. The change in liquid assets is discussed below.
At March 31, 2021, Federated Hermes' liquid assets included investments in certain money market and fluctuating-value

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and certain other countries subject to economic sanctions. Federated Hermes' experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $163 million in AUM) that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes' credit analysis process.
Cash Used by Operating Activities. Net cash used by operating activities totaled $30.0 million for the three months ended March 31, 2021 as compared to net cash provided totaling $29.3 million for the same period in 2020. The decrease of $59.3 million was primarily due to (1) a net increase of $54.6 million in cash paid for trading securities for the three months ended March 31, 2021 as compared to the same period in 2020, (2) a decrease in cash received related to the $18.0 million decrease in revenue previously discussed and (3) an increase of $33.1 million in cash paid for incentive compensation for the three months ended March 31, 2021 as compared to the same period in 2020. These decreases were partially offset by a decrease in cash paid related to the $51.8 million decrease in Distribution expense previously discussed.
Cash Used by Investing Activities. During the three-month period ended March 31, 2021, net cash used by investing activities was $1.5 million, which primarily represented $1.8 million paid for purchases of Investments—Affiliates and Other and $2.2 million paid for property and equipment, partially offset by $2.5 million in cash received from redemptions of Investments—Affiliates and Other.
Cash Used by Financing Activities. During the three-month period ended March 31, 2021, net cash used by financing activities was $49.0 million due primarily to $39.1 million paid for treasury stock purchases, $26.8 million or $0.27 per share paid in dividends to holders of its common shares and $5.0 million paid in connection with its debt obligations. This was partially offset by $25.8 million of contributions from noncontrolling interests in subsidiaries as a result of newly consolidated VIEs in the first quarter of 2021.
Borrowings. Federated Hermes' Credit Agreement consists of a $375 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of March 31, 2021, Federated Hermes has $305 million available to borrow under the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information.
The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the three months ended March 31, 2021. An interest coverage ratio of at least 4 to 1 is required and, as of March 31, 2021, Federated Hermes' interest coverage ratio was 286 to 1. A leverage ratio of no more than 3 to 1 is required and, as of March 31, 2021, Federated Hermes' leverage ratio was 0.15 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.
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
On April 29, 2021, the board of directors declared a $0.27 per share dividend to shareholders of record as of May 7, 2021 to be paid on May 14, 2021.
After evaluating Federated Hermes' projected liquid assets, expected continuing cash flow from operations, its borrowing capacity under the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs.
Financial Position
The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations. This discussion excludes certain material fluctuations primarily due to the HCL Acquisition (see Note (3) to the Consolidated Financial Statements).
Investments—Consolidated Investment Companies at March 31, 2021 increased $1.4 million from December 31, 2020 primarily due to an increase of $24.9 million due to the consolidation of two VREs in the first quarter of 2021 and an increase of $5.5 million related to net purchases in existing consolidated products. These increases were partially offset by a $28.3 million decrease related to the deconsolidation of a VRE and the liquidation of a VRE during the first quarter of 2021.
Investments—Affiliates and Other at March 31, 2021 increased $21.7 million from December 31, 2020 primarily due to the deconsolidation of a VRE in the first quarter of 2021 which reclassified Federated Hermes' investment of $19.6 million into Investments—Affiliates and Other.
Accrued Compensation and Benefits at March 31, 2021 decreased $95.9 million from December 31, 2020 primarily due to the 2020 accrued annual incentive compensation being paid in the first quarter of 2021 ($133.9 million), partially offset by 2021 incentive compensation accruals recorded at March 31, 2021 ($33.3 million).
Income Taxes Payable at March 31, 2021 increased $17.7 million from December 31, 2020 primarily due to an accrual for the first quarter 2021 estimated federal tax payment that was paid in April 2021.
Other Current Liabilities at March 31, 2021 increased $15.5 million from December 31, 2020 primarily due to a $8.2 million increase due to liabilities of newly consolidated VIEs in the first quarter of 2021 and a $6.0 million increase due to the accrual of purchased treasury stock that settled after March 31, 2021.
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
Of the significant accounting policies described in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020, management believes that its policies regarding accounting for asset acquisitions and business combinations, goodwill and intangible assets and Hermes redeemable noncontrolling interest involve a higher degree of judgment and complexity. See Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the section Critical Accounting Policies for a complete discussion of these policies.
The continued uncertainty caused by the Pandemic resulted in management determining that an indicator of potential impairment existed as of each quarter in 2020 and the first quarter of 2021 for certain indefinite-lived intangible assets totaling £150.3 million ($207.2 million as of March 31, 2021) acquired in connection with the 2018 HFML Acquisition. A discounted cash flow analysis resulted in no impairment as of each quarter end for 2020 since the estimated fair value of these intangible assets exceeded the carrying value. An additional discounted cash flow analysis prepared as of March 31, 2021 resulted in the estimated fair value exceeding the carrying value by approximately 7%. The key assumptions in the discounted cash flow analysis include revenue growth rates, pre-tax profit margins and the discount rate applied to the projected cash flows. The risk of future impairment increases with a decrease in projected cash flows and/or an increase in the discount rate. As of March 31, 2021, an increase or decrease of 10% in projected revenue growth rates would result in a corresponding change to estimated fair value of approximately 6%. An increase or decrease of 10% in pre-tax profit margins would result in a corresponding change to

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
estimated fair value of approximately 12%. An increase or decrease in the discount rate of 25 basis points would result in an inverse change to estimated fair value of approximately 3%. The market volatility and other events related to the Pandemic could further reduce the AUM, revenues and earnings associated with these intangible assets and may result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which may result in an impairment. For additional information on risks related to the Pandemic, see Part II, Item 1A. - Risk Factors.
Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2021, there were no material changes to Federated Hermes' exposures to market risk that would require an update to the disclosures provided in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020.
Part I, Item 4. Controls and Procedures
(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes' President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated Hermes' disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated Hermes' disclosure controls and procedures were effective at March 31, 2021.
(b)There has been no change in Federated Hermes' internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, Federated Hermes' internal control over financial reporting.
Part II, Item 1. Legal Proceedings
Information regarding this Item is contained in Note (15) to the Consolidated Financial Statements.
Part II, Item 1A. Risk Factors
There are no material changes to the risk factors included in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020.
Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table summarizes stock repurchases under Federated Hermes' share repurchase program during the first quarter of 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January	65,000	$28.27	65,000	1,596,755
February	300,000	27.69	300,000	1,296,755
March	1,140,000	30.60	1,140,000	156,755
Total	1,505,000	$29.92	1,505,000	156,755
1    In April 2020, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 3.5 million shares of Class B common stock. No other program existed as of March 31, 2021. See Note (13) to the Consolidated Financial Statements for additional information on this program. See Note (18) to the Consolidated Financial Statements for information regarding a new share repurchase program approved on April 29, 2021.

Part II, Item 5. Other Information
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
At the Annual Meeting of Shareholders of Federated Hermes held on Thursday, April 29, 2021 in Pittsburgh, Pennsylvania, the holder of Federated Hermes' Class A Common Stock, which constituted all of the shares entitled to vote at the meeting, approved the following proposal, which is described in more detail in Federated Hermes' Information Statement to shareholders dated March 18, 2021.

The holder of Federated Hermes' Class A Common Stock elected six individuals to the Board of Directors of Federated Hermes, Inc. as set forth below:

Director	Shares Voted For	Shares Voted Against	Shares Withheld
J. Christopher Donahue	9,000	—	—
Thomas R. Donahue	9,000	—	—
Michael J. Farrell	9,000	—	—
John B. Fisher	9,000	—	—
Marie Millie Jones	9,000	—	—
Joseph C. Bartolacci	9,000	—	—

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

Federated Hermes, Inc.
(Registrant)

Date	May 4, 2021	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	May 4, 2021	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer