Form 10-Q
period 2021-06-30
FEDERATED HERMES, INC.
filed 2021-08-03
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of July 26, 2021, the Registrant had outstanding 9,000 shares of Class A Common Stock and 97,556,117 shares of Class B Common Stock.

FORWARD-LOOKING STATEMENTS

Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that could cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "can," "may," and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management's assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding the coronavirus and pandemic, their impact and status, and plans in response; asset flows, levels, values and mix or their impact; business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; fee rates and recognition; sources and levels of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses (Consideration Payable to Customers) and fee waivers for competitive reasons such as to maintain certain fund expense ratios, to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances and the degree to which Fee Waivers will be implemented; whether and when revenue or expense is recognized; whether performance fees or carried interest will be earned or repaid or clawed-back; whether and when capital contributions could be made; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the timing and nature of payment obligations; costs, preliminary valuations, valuation adjustments and purchase price allocations relating to acquisitions; any cost savings resulting from acquisitions; payment obligations pursuant to employment or incentive arrangements; business and market expansion opportunities, including, anticipated, or acceleration of, global growth; interest and principal payments, expenses and repayment obligations; taxes and the impact of tax law changes; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes' product and market performance and Federated Hermes' performance indicators; investor preferences; market conditions, product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; legal proceedings; the pace, timing, impact, effects and other consequences of Brexit, financial transaction taxes, and the transition away from the London Inter-Bank Offered Rate (LIBOR), as well as potential, proposed and final laws, regulations and other rules, the reexamination of recently promulgated regulations and rules, potential money market fund reforms and continuing regulatory oversight by United States (U.S.) and foreign regulators and other authorities; the attractiveness and resiliency of money market funds; dedication of resources; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; compliance, and related legal, compliance and other professional services expenses; interest rate, concentration, market, currency and other risks; and various other items set forth under Item 1A - Risk Factors in Federated Hermes' Annual

Report on Form 10-K for the year ended December 31, 2020. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes' business and results, including by changing Federated Hermes' asset flows, levels, and mix, and business mix, which could cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements can be based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes' success in developing, structuring and distributing its products and strategies, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated Hermes' products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes' risks and uncertainties also include liquidity and credit risks in Federated Hermes' money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, Fee Waivers, and the ability of Federated Hermes to collect fees in connection with the management of such products. Many of these factors could be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that could impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$253,732	$301,819
Investments—Consolidated Investment Companies	98,925	91,359
Investments—Affiliates and Other	71,544	45,593
Receivables, net of reserve of $16 and $16, respectively	64,709	64,857
Receivables—Affiliates	32,776	41,107
Prepaid Expenses	34,115	22,130
Other Current Assets	8,398	8,478
Total Current Assets	564,199	575,343
Long-Term Assets
Goodwill	801,941	800,267
Intangible Assets, net of accumulated amortization of $33,583 and $26,372, respectively	479,515	481,753
Property and Equipment, net of accumulated depreciation of $113,757 and $106,317, respectively	48,413	52,610
Right-of-Use Assets, net	116,370	122,078
Other Long-Term Assets	34,510	28,788
Total Long-Term Assets	1,480,749	1,485,496
Total Assets	$2,044,948	$2,060,839
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$65,460	$61,736
Accrued Compensation and Benefits	101,744	170,646
Lease Liabilities	17,099	15,845
Other Current Liabilities	28,870	17,219
Total Current Liabilities	213,173	265,446
Long-Term Liabilities
Long-Term Debt	65,000	75,000
Long-Term Deferred Tax Liability, net	205,985	187,937
Long-Term Lease Liabilities	114,490	121,922
Other Long-Term Liabilities	32,901	36,550
Total Long-Term Liabilities	418,376	421,409
Total Liabilities	631,549	686,855
Commitments and Contingencies (Note (15))
TEMPORARY EQUITY
Redeemable Noncontrolling Interest in Subsidiaries	251,469	236,987
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders' Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 109,505,456 Shares Issued	435,645	418,669
Retained Earnings	1,091,976	1,027,699
Treasury Stock, at Cost, 11,947,439 and 10,174,013 Shares Class B Common Stock, respectively	(386,104)	(324,731)
Accumulated Other Comprehensive Income (Loss), net of tax	20,224	15,171
Total Permanent Equity	1,161,930	1,136,997
Total Liabilities, Temporary Equity and Permanent Equity	$2,044,948	$2,060,839
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Investment Advisory Fees, net—Affiliates	$149,107	$187,026	$332,941	$370,265
Investment Advisory Fees, net—Other	65,182	58,100	129,037	115,522
Administrative Service Fees, net—Affiliates	77,750	83,733	152,051	155,932
Other Service Fees, net—Affiliates	15,192	28,366	31,062	69,812
Other Service Fees, net—Other	3,809	3,487	7,122	8,364
Total Revenue	311,040	360,712	652,213	719,895
Operating Expenses
Compensation and Related	132,769	123,583	276,389	238,918
Distribution	38,115	89,038	82,504	185,198
Systems and Communications	18,954	15,091	37,549	29,987
Professional Service Fees	15,122	13,888	29,759	27,156
Office and Occupancy	11,082	10,190	22,322	21,961
Advertising and Promotional	4,623	3,065	7,447	8,061
Travel and Related	898	325	1,195	3,484
Other	7,668	8,281	15,761	15,135
Total Operating Expenses	229,231	263,461	472,926	529,900
Operating Income	81,809	97,251	179,287	189,995
Nonoperating Income (Expenses)
Investment Income, net	1,148	1,013	1,780	2,402
Gain (Loss) on Securities, net	6,245	13,828	7,624	(2,012)
Debt Expense	(346)	(785)	(837)	(1,717)
Other, net	(184)	(24)	161	8,322
Total Nonoperating Income (Expenses), net	6,863	14,032	8,728	6,995
Income Before Income Taxes	88,672	111,283	188,015	196,990
Income Tax Provision	35,193	26,482	60,190	48,924
Net Income Including the Noncontrolling Interests in Subsidiaries	53,479	84,801	127,825	148,066
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	(2,405)	3,605	(2,543)	2,692
Net Income	$55,884	$81,196	$130,368	$145,374
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic	$0.57	$0.81	$1.32	$1.44
Earnings Per Common Share—Diluted	$0.56	$0.80	$1.31	$1.44
Cash Dividends Per Share	$0.27	$0.27	$0.54	$0.54
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income Including the Noncontrolling Interests in Subsidiaries	$53,479	$84,801	$127,825	$148,066

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	1,495	(713)	5,053	(25,572)
Temporary Equity
Foreign Currency Translation Gain (Loss)	868	(435)	2,298	(11,889)
Other Comprehensive Income (Loss), net of tax	2,363	(1,148)	7,351	(37,461)
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	55,842	83,653	135,176	110,605
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interest in Subsidiaries	(1,537)	3,170	(245)	(9,197)
Comprehensive Income Attributable to Federated Hermes, Inc.	$57,379	$80,483	$135,421	$119,802
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders' Equity
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2020	$418,858	$1,027,699	$(324,731)	$15,171	$1,136,997	$236,987
Net Income (Loss)	0	74,484	0	0	74,484	(138)
Other Comprehensive Income (Loss), net of tax	0	0	0	3,558	3,558	1,430
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	25,762
Consolidation (Deconsolidation)	0	0	0	0	0	(16,237)
Stock Award Activity	9,216	(15,234)	15,249	0	9,231	2,481
Dividends Declared	0	(26,788)	0	0	(26,788)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	(1,898)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	2,670	0	0	2,670	(2,670)
Purchase of Treasury Stock	0	0	(45,030)	0	(45,030)	0
Balance at March 31, 2021	$428,074	$1,062,831	$(354,512)	$18,729	$1,155,122	$245,717
Net Income (Loss)	0	55,884	0	0	55,884	(2,405)
Other Comprehensive Income (Loss), net of tax	0	0	0	1,495	1,495	868
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	899,962
Consolidation (Deconsolidation)	0	0	0	0	0	(894,175)
Stock Award Activity	7,760	(189)	205	0	7,776	2,518
Dividends Declared	0	(26,550)	0	0	(26,550)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	(1,016)
Purchase of Treasury Stock	0	0	(31,797)	0	(31,797)	0
Balance at June 30, 2021	$435,834	$1,091,976	$(386,104)	$20,224	$1,161,930	$251,469
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

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2021	2020
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$127,825	$148,066
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Amortization of Deferred Sales Commissions	434	770
Depreciation and Other Amortization	14,565	14,088
Share-Based Compensation Expense	16,976	13,935
Subsidiary Share-Based Compensation Expense	4,999	4,240
(Gain) Loss on Disposal of Assets	(5,163)	1,172
Provision (Benefit) for Deferred Income Taxes	18,678	6,637
Consolidation/(Deconsolidation) of Other Entities	11,029	(3,051)
Net Unrealized (Gain) Loss on Investments	(2,442)	870
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(64,399)	4,275
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	6,933	(10,904)
(Increase) Decrease in Prepaid Expenses and Other Assets	(2,504)	(10,135)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(67,723)	(47,938)
Increase (Decrease) in Other Liabilities	(4,257)	31,372
Net Cash Provided (Used) by Operating Activities	54,951	153,397
Investing Activities
Purchases of Investments—Affiliates and Other	(5,643)	(15,508)
Cash Paid for Business Acquisitions, Net of Cash Acquired	0	2,697
Proceeds from Redemptions of Investments—Affiliates and Other	13,915	3,905
Cash Paid for Property and Equipment	(3,255)	(4,979)
Net Cash Provided (Used) by Investing Activities	5,017	(13,885)
Financing Activities
Dividends Paid	(53,339)	(54,559)
Purchases of Treasury Stock	(77,973)	(32,911)
Distributions to Noncontrolling Interest in Subsidiaries	(2,914)	(10,097)
Contributions from Noncontrolling Interest in Subsidiaries	34,394	11,802
Proceeds from New Borrowings	0	100,000
Payments on Debt	(10,000)	(110,000)
Other Financing Activities	(1,978)	(1,683)
Net Cash Provided (Used) by Financing Activities	(111,810)	(97,448)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	1,826	(7,576)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(50,016)	34,488
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	308,635	249,511
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	258,619	283,999
Less: Restricted Cash Recorded in Other Current Assets	4,598	5,849
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	289	310
Cash and Cash Equivalents	$253,732	$277,840
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
4    The fair value of the noncontrolling interest was determined utilizing primarily the discounted cash flow methodology under the income approach.
(4) Revenue from Contracts with Customers
The following table presents Federated Hermes' revenue disaggregated by asset class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Equity	$171,595	$123,328	$337,953	$260,618
Fixed-income	57,716	43,691	114,493	90,297
Money market	49,286	157,430	129,978	308,850
Other[1]	32,443	36,263	69,789	60,130
Total Revenue	$311,040	$360,712	$652,213	$719,895
1    Primarily includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), multi-asset and stewardship services revenue.

Notes to the Consolidated Financial Statements
(unaudited)
The following table presents Federated Hermes' revenue disaggregated by performance obligation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Asset Management[1]	$214,289	$245,126	$461,978	$485,787
Administrative Services	77,750	83,733	152,051	155,932
Distribution[2]	12,191	25,579	25,219	64,513
Other[3]	6,810	6,274	12,965	13,663
Total Revenue	$311,040	$360,712	$652,213	$719,895
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
3    Primarily includes shareholder service fees and stewardship services revenue.
The following table presents Federated Hermes' revenue disaggregated by geographical market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Domestic	$224,283	$292,784	$480,773	$589,147
Foreign[1]	86,757	67,928	171,440	130,748
Total Revenue	$311,040	$360,712	$652,213	$719,895
1    This represents revenue earned by non-U.S. domiciled subsidiaries.
The following table presents Federated Hermes' revenue disaggregated by product type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Federated Hermes Funds	$242,049	$299,125	$516,054	$596,009
Separate Accounts	65,182	58,100	129,037	115,522
Other[1]	3,809	3,487	7,122	8,364
Total Revenue	$311,040	$360,712	$652,213	$719,895
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at June 30, 2021. Generally, contracts are billed in arrears on a quarterly basis and have a three year duration, after which the customer can terminate the agreement with notice, generally from three to 12 months. Based on existing contracts and the exchange rates as of June 30, 2021, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2021	$8,037
2022	5,528
2023	3,067
2024 and Thereafter	1,951
Total Remaining Unsatisfied Performance Obligations	$18,583

Notes to the Consolidated Financial Statements
(unaudited)
(5) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes' significant revenue concentration by asset class:

	Six Months Ended
	June 30,
	2021	2020
Equity Assets	52%	36%
Money Market Assets	20%	43%
Fixed-Income Assets	18%	13%
The change in the relative proportion of Federated Hermes' revenue attributable to money market assets for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily the result of an increase in fee waivers. See section below entitled Low Short-Term Interest Rates.
The change in the relative proportion of Federated Hermes' revenue attributable to equity and fixed-income assets for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily the result of decreased money market revenue mentioned above and higher average equity and fixed-income assets in 2021.
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
During the three and six months ended June 30, 2021, Voluntary Yield-related Fee Waivers totaled $117.8 million and $200.9 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $71.0 million and $132.5 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $46.8 million and $68.4 million for the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, Voluntary Yield-related Fee Waivers totaled $19.7 million and $20.1 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $17.7 million and $18.0 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $2.0 million and $2.1 million for the three and six months ended June 30, 2020, respectively. See Management's Discussion and Analysis under the caption Business Developments - Low Short-Term Interest Rates for additional information on management's expectations regarding Voluntary Yield-related Fee Waivers.
(b) Revenue Concentration by Investment Fund Strategy
The following table presents Federated Hermes' revenue concentration by investment fund strategy:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Federated Hermes Kaufmann Fund and Federated Hermes Kaufmann Fund II	11%	8%	11%	8%
Federated Hermes Global Emerging Markets strategy	10%	5%	9%	6%
Federated Hermes Government Obligations Fund	3%	14%	5%	13%
A significant and prolonged decline in the AUM in these funds could have a material adverse effect on Federated Hermes' future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds.

Notes to the Consolidated Financial Statements
(unaudited)
(c) Revenue Concentration by Intermediary
Approximately 2% of Federated Hermes' total revenue for both the three- and six-month periods ended June 30, 2021, and 8% and 10% for the three- and six-month periods ended June 30, 2020, respectively, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. The decrease in 2021 was primarily due to an increase in Voluntary Yield-related Fee Waivers. Continued Voluntary Yield-related Fee Waivers or a negative change in Federated Hermes' relationship with this intermediary may have a material adverse effect on Federated Hermes' future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
(6) Consolidation
The Consolidated Financial Statements include the accounts of Federated Hermes, certain Federated Hermes Funds and other entities in which Federated Hermes holds a controlling financial interest. Federated Hermes is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or VIEs. From time to time, Federated Hermes invests in Federated Hermes Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated Hermes' investment in, and/or receivables from, these Federated Hermes Funds represents its maximum exposure to loss. The assets of each consolidated Federated Hermes Fund are restricted for use by that Federated Hermes Fund. Generally, neither creditors of, nor equity investors in, the Federated Hermes Funds have any recourse to Federated Hermes' general credit. Given that the entities consolidated by Federated Hermes generally follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in the recognition of gains or losses for Federated Hermes.
In the ordinary course of business, Federated Hermes may implement fee waivers for various Federated Hermes Funds for competitive reasons (such as to maintain certain fund ratios, yields or Voluntary Yield-related Fee Waivers), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three and six months ended June 30, 2021, Fee Waivers totaled $245.0 million and $446.1 million, respectively, of which $208.2 million and $376.3 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. For the three and six months ended June 30, 2020, Fee Waivers totaled $184.9 million and $315.4 million, respectively, of which $141.6 million and $241.7 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business may make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of a money market Federated Hermes Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund's net asset value (NAV), increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the three months ended June 30, 2021 and no material contributions for the six months ended June 30, 2021. There were no contributions for the three and six months ended June 30, 2020.
In accordance with Federated Hermes' consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of June 30, 2021 and December 31, 2020.
(a) Consolidated Voting Rights Entities
Although most of the Federated Hermes Funds meet the definition of a VRE, Federated Hermes consolidates VREs only when it is deemed to have control. Consolidated VREs are reported on Federated Hermes' Consolidated Balance Sheets primarily in Investments—Consolidated Investment Companies and Redeemable Noncontrolling Interest in Subsidiaries.

Notes to the Consolidated Financial Statements
(unaudited)
(b) Consolidated Variable Interest Entities
As of the periods ended June 30, 2021 and December 31, 2020, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes' net interest in the consolidated VIEs for each period presented.

(in millions)	June 30, 2021	December 31, 2020
Cash and Cash Equivalents	$13.7	$0.2
Investments—Consolidated Investment Companies	23.0	12.1
Other Assets	0.2	0.1
Long term investments	11.2	0.0
Less: Liabilities	12.6	0.1
Less: Redeemable Noncontrolling Interest in Subsidiaries	13.3	0.0
Federated Hermes' Net Interest in VIEs	$22.2	$12.3
Federated Hermes' net interest in the consolidated VIEs represents the value of Federated Hermes' economic ownership interest in that VIE.
During the first quarter of 2021, as a result of the HCL Acquisition, Federated Hermes consolidated certain VIEs not previously consolidated. See Note (3) for additional information. During the second quarter of 2021, Federated Hermes consolidated a Federated Hermes Fund VIE in which it was the primary beneficiary. There was no material impact to the Consolidated Statements of Income as a result of these consolidations. There were no other consolidations or deconsolidations of VIEs during the six months ended June 30, 2021.
(c) Non-Consolidated Variable Interest Entities
Federated Hermes' involvement with certain Federated Hermes Funds that are deemed to be VIEs includes serving as investment manager, or at times, holding a minority interest or both. Federated Hermes' variable interest is not deemed to absorb losses or receive benefits that could potentially be significant to the VIE. Therefore, Federated Hermes is not the primary beneficiary of these VIEs and has not consolidated these entities.
At June 30, 2021 and December 31, 2020, Federated Hermes' variable interest in non-consolidated VIEs was $128.6 million and $106.0 million, respectively, (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $7.5 billion and $9.1 billion at June 30, 2021 and December 31, 2020, respectively. Of the Receivables—Affiliates at June 30, 2021 and December 31, 2020, $0.5 million and $0.4 million, respectively, related to non-consolidated VIEs and represented Federated Hermes' maximum risk of loss from non-consolidated VIE receivables.
(7) Investments
At June 30, 2021 and December 31, 2020, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $61.0 million and $36.0 million, respectively, primarily in mutual funds which invest in equity securities. Federated Hermes held investments in Separate Accounts of $10.5 million and $9.6 million at June 30, 2021 and December 31, 2020, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes' investments held in Separate Accounts as of June 30, 2021 and December 31, 2020, were primarily composed of domestic debt securities ($5.4 million and $5.2 million, respectively) and stocks of large U.S. and international companies ($3.6 million and $3.1 million, respectively).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (6)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes' Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of June 30, 2021 and December 31, 2020 were primarily composed of domestic and foreign debt securities ($74.3 million and $48.6 million, respectively), stocks of large international

Notes to the Consolidated Financial Statements
(unaudited)
and U.S. companies ($10.7 million and $35.2 million, respectively), stocks of small and mid-sized U.S. and international companies ($7.2 million and $6.4 million, respectively), and investments in investment companies ($6.7 million and $1.2 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes' investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$1,098	$9,889	$(805)	$(464)
Net Realized Gains (Losses)[1]	341	(1,108)	1,602	(1,104)
Net Gains (Losses) on Investments—Consolidated Investment Companies	1,439	8,781	797	(1,568)
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	1,665	4,991	3,247	(406)
Net Realized Gains (Losses)[1]	3,141	56	3,580	(38)
Net Gains (Losses) on Investments—Affiliates and Other	4,806	5,047	6,827	(444)
Gain (Loss) on Securities, net	$6,245	$13,828	$7,624	$(2,012)
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

Notes to the Consolidated Financial Statements
(unaudited)
(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes' financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2021
Financial Assets
Cash and Cash Equivalents	$253,732	$0	$0	$253,732
Investments—Consolidated Investment Companies	23,148	75,777	0	98,925
Investments—Affiliates and Other	65,766	5,455	323	71,544
Other[1]	7,272	2,456	0	9,728
Total Financial Assets	$349,918	$83,688	$323	$433,929

Total Financial Liabilities[2]	$43	$0	$11,774	$11,817

December 31, 2020
Financial Assets
Cash and Cash Equivalents	$301,819	$0	$0	$301,819
Investments—Consolidated Investment Companies	13,622	77,737	0	91,359
Investments—Affiliates and Other	40,010	5,247	336	45,593
Other[1]	9,188	5,143	0	14,331
Total Financial Assets	$364,639	$88,127	$336	$453,102

Total Financial Liabilities[2]	$0	$89	$12,896	$12,985
1    Amounts primarily consist of restricted cash, security deposits and derivative assets.
2    Amounts primarily consist of acquisition-related future contingent consideration liabilities.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at June 30, 2021 or December 31, 2020.
Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $207.1 million and $244.3 million at June 30, 2021 and December 31, 2020, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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

Notes to the Consolidated Financial Statements
(unaudited)
Other Financial Assets
Two consolidated Federated Hermes Funds were party to forward contracts subject to enforceable master netting arrangements as part of their investment strategy and were in an asset position of $30.4 million and a liability position of $30.1 million as of June 30, 2021. These forward contracts were recorded net in the amount of $0.3 million in Other Current Assets on Federated Hermes' Consolidated Balance Sheets at June 30, 2021.
Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes may be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of June 30, 2021, acquisition-related future consideration liabilities of $11.8 million were primarily related to business combinations made in the first quarter of 2020 and were recorded in Other Current Liabilities ($7.2 million) and Other Long-Term Liabilities ($4.6 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes' liability for future consideration payments related to these business combinations/asset acquisitions:

(in thousands)
Balance at December 31, 2020	$12,896
Changes in Fair Value	1,130
Contingent Consideration Payments	(2,252)
Balance at June 30, 2021	$11,774
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of June 30, 2021 and December 31, 2020, these investments totaled $15.4 million and $6.9 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2021.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes' debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.
(9) Derivatives
Hermes Fund Managers Limited (HFML), a British Pound Sterling-denominated majority-owned subsidiary of Federated Hermes, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar. None of the forwards have been designated as hedging instruments for accounting purposes. As of June 30, 2021, this subsidiary held foreign currency forward derivative instruments with a combined notional amount of £61.6 million and expiration dates ranging from September 2021 through March 2022. Federated Hermes recorded $2.0 million in Receivables on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of June 30, 2021.
As of December 31, 2020, HFML held foreign currency forward derivative instruments with a combined notional amount of £47.3 million and expiration dates ranging from March 2021 through September 2021. Federated Hermes recorded $5.1 million in Receivables on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2020.

Notes to the Consolidated Financial Statements
(unaudited)
(10) Intangible Assets, including Goodwill
Intangible Assets, net at June 30, 2021 decreased $2.2 million from December 31, 2020 primarily due to $6.9 million of amortization expense, partially offset by a $4.0 million increase in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations.
Goodwill at June 30, 2021 increased $1.7 million from December 31, 2020 primarily as a result of foreign exchange rate fluctuations on goodwill denominated in a foreign currency.
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
The Credit Agreement, which expires on June 5, 2022, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, may elect to make discretionary principal payments. During the first six months of 2021, Federated Hermes repaid $10 million of the revolving credit facility.
As of June 30, 2021 and December 31, 2020, the amounts outstanding under the revolving credit facility were $65 million and $75 million, respectively, and were recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 1.224% and 1.277% as of June 30, 2021 and December 31, 2020, respectively, which was calculated at LIBOR plus a spread. The commitment fee under the Credit Agreement is 0.125% per annum on the daily unused portion of each Lender's commitment. As of June 30, 2021, Federated Hermes has $310 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated Hermes was in compliance with all covenants at and during the six months ended June 30, 2021. See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Second Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.
See Note (19) for information regarding a fourth amendment to the Credit Agreement.
(12) Share-Based Compensation Plans
During the six months ended June 30, 2021, Federated Hermes awarded 717,924 shares of restricted Federated Hermes Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees receive a portion of their bonus in the form of restricted stock under Federated Hermes' Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over three years.

Notes to the Consolidated Financial Statements
(unaudited)
During 2020, Federated Hermes awarded 1,134,581 shares of restricted Federated Hermes Class B common stock under its Stock Incentive Plan. Of this amount, 649,581 shares were awarded in connection with the aforementioned bonus program. The remaining shares were awarded to certain key employees and generally vest over ten years.
(13) Equity
In April 2020, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 3.5 million shares of Class B common stock. This program was fulfilled in May 2021. In April 2021, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 4.0 million shares of Class B common stock. No other program existed as of June 30, 2021. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes' board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the first six months of 2021, Federated Hermes repurchased approximately 2.5 million shares of its Class B common stock for $76.8 million, nearly all of which were repurchased in the open market. At June 30, 2021, approximately 3.2 million shares remained available to be repurchased under this buyback program.
The following table presents the activity for the Class B common stock and Treasury stock for the three and six months ended June 30, 2021 and 2020. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Class B Shares
Beginning Balance	98,539,367	101,065,709	99,331,443	101,130,379
Stock Award Activity	11,750	56,750	724,674	706,331
Purchase of Treasury Stock	(993,100)	(843,416)	(2,498,100)	(1,557,667)
Ending Balance	97,558,017	100,279,043	97,558,017	100,279,043

Treasury Shares
Beginning Balance	10,966,089	8,439,747	10,174,013	8,375,077
Stock Award Activity	(11,750)	(56,750)	(724,674)	(706,331)
Purchase of Treasury Stock	993,100	843,416	2,498,100	1,557,667
Ending Balance	11,947,439	9,226,413	11,947,439	9,226,413

Notes to the Consolidated Financial Statements
(unaudited)
(14) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator
Net Income Attributable to Federated Hermes, Inc.	$55,884	$81,196	$130,368	$145,374
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(2,356)	(3,171)	(5,378)	(5,568)
Total Net Income Attributable to Federated Hermes Common Stock - Basic	$53,528	$78,025	$124,990	$139,806
Less: Total Net Income Available to Unvested Restricted Shareholders of a Nonpublic Consolidated Subsidiary	(572)	(307)	(831)	(395)
Total Net Income Attributable to Federated Hermes Common Stock - Diluted	$52,956	$77,718	$124,159	$139,411
Denominator
Basic and Diluted Weighted-Average Federated Hermes Common Stock[2]	93,964	96,800	94,588	97,073
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock – Basic[2]	$0.57	$0.81	$1.32	$1.44
Net Income Attributable to Federated Hermes Common Stock – Diluted[2]	$0.56	$0.80	$1.31	$1.44
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
(b) Contingencies
Federated Hermes previously recorded as revenue certain carried interest, subject to clawback provisions, from certain funds (Carried Interest). As of June 30, 2021, approximately $11 million of Carried Interest is subject to clawback. As a result of the impact of the Pandemic on certain markets, management concluded it was reasonably possible that the market value of the assets held by these funds would be reduced at future valuation dates, which could result in a portion or all of this Carried Interest being repaid. As of June 30, 2021, management estimates that clawbacks will not occur based on the current valuation of the assets held by these funds. Future reductions in the valuation of the assets held by these funds may result in a material clawback of this Carried Interest.
(c) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated Hermes guarantee certain financial obligations of Federated Hermes, Inc., and of other consolidated subsidiaries, and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes' right to challenge the claim. Further, Federated Hermes' obligations under these

Notes to the Consolidated Financial Statements
(unaudited)
agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes' obligations and the unique facts and circumstances involved in each particular agreement. As of June 30, 2021, management does not believe that a material loss related to any of these matters is reasonably possible.
(d) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of June 30, 2021, Federated Hermes does not believe that a material loss related to these claims is reasonably possible.
(16) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2020	$15,171
Other Comprehensive Income (Loss)	5,053
Balance at June 30, 2021	$20,224

Balance at December 31, 2019	$(249)
Other Comprehensive Income (Loss)	(25,572)
Balance at June 30, 2020	$(25,821)

Notes to the Consolidated Financial Statements
(unaudited)
(17) Redeemable Noncontrolling Interest in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interest in Subsidiaries:

(in thousands)	Consolidated Investment Companies	HFML and other entities	Total
Balance at December 31, 2020	$24,246	$212,741	$236,987
Net Income (Loss)	(1,091)	953	(138)
Other Comprehensive Income (Loss), net of tax	0	1,430	1,430
Subscriptions—Redeemable Noncontrolling Interest Holders	25,762	0	25,762
Consolidation/(Deconsolidation)	(25,419)	9,182	(16,237)
Stock Award Activity	0	2,481	2,481
Distributions to Noncontrolling Interest in Subsidiaries	(1,320)	(578)	(1,898)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	(2,670)	(2,670)
Balance at March 31, 2021	$22,178	$223,539	$245,717
Net Income (Loss)	682	(3,087)	(2,405)
Other Comprehensive Income (Loss), net of tax	0	868	868
Subscriptions—Redeemable Noncontrolling Interest Holders	899,250	712	899,962
Consolidation/(Deconsolidation)	(894,175)	0	(894,175)
Stock Award Activity	0	2,518	2,518
Distributions to Noncontrolling Interest in Subsidiaries	(622)	(394)	(1,016)
Balance at June 30, 2021	$27,313	$224,156	$251,469

(in thousands)	Consolidated Investment Companies	HFML and other entities	Total
Balance at December 31, 2019	$19,872	$192,214	$212,086
Net Income (Loss)	(2,802)	1,889	(913)
Other Comprehensive Income (Loss), net of tax	0	(11,454)	(11,454)
Subscriptions—Redeemable Noncontrolling Interest Holders	5,577	0	5,577
Consolidation/(Deconsolidation)	(4,019)	0	(4,019)
Stock Award Activity	0	2,153	2,153
Distributions to Noncontrolling Interest in Subsidiaries	(6,039)	0	(6,039)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	1,870	1,870
Balance at March 31, 2020	$12,589	$186,672	$199,261
Net Income (Loss)	2,560	1,045	3,605
Other Comprehensive Income (Loss), net of tax	0	(435)	(435)
Subscriptions—Redeemable Noncontrolling Interest Holders	6,225	0	6,225
Stock Award Activity	0	2,087	2,087
Distributions to Noncontrolling Interest in Subsidiaries	(4,058)	0	(4,058)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	(2,013)	(2,013)
Balance at June 30, 2020	$17,316	$187,356	$204,672
The activity in 2021 includes $892.1 million of contributions from noncontrolling interests in subsidiaries as a result of a purchase-in-kind investment into a previously consolidated VRE. This was a noncash transaction and was therefore excluded from the Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements
(unaudited)
(18) Income Taxes
As a result of legislation enacted in the United Kingdom (UK) that increases the UK corporate income tax rate from 19% to 25% effective April 1, 2023, Federated Hermes recorded $14.5 million in the second quarter 2021 to the Income Tax Provision as a result of the revaluation of the foreign deferred tax assets and liabilities associated with the change.
(19) Subsequent Events
On July 29, 2021, the board of directors declared a $0.27 per share dividend to shareholders of record as of August 6, 2021 to be paid on August 13, 2021.
On July 30, 2021, Federated Hermes entered into an unsecured Fourth Amended and Restated Credit Agreement by and among Federated Hermes, certain of its subsidiaries as guarantors party thereto, a syndicate of eleven banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and Toronto-Dominion Bank, New York Branch as documentation agent (Amended Credit Agreement). The Amended Credit Agreement amends and restates Federated Hermes' Credit Agreement, which was dated June 5, 2017 and scheduled to mature on June 5, 2022. The Amended Credit Agreement extends the maturity of the Credit Agreement to July 30, 2026, reduces the revolver limit from $375 million to $350 million and provides for an alternative reference interest rate index upon the upcoming discontinuation of LIBOR, along with certain other minor changes.

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
General
Federated Hermes is one of the largest investment managers in the U.S. with $645.8 billion in managed assets as of June 30, 2021. The majority of Federated Hermes' revenue is derived from advising Federated Hermes Funds and Separate Accounts in both domestic and international markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) and stewardship and real estate development services.
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
Business Developments
Pandemic
The outbreak of the Covid-19 respiratory disease was first detected in China in late 2019, spread globally in 2020 and continues to spread in 2021. The Pandemic initially resulted in travel bans, closing of borders, changes to the ways in which healthcare workers prepare and deliver services, enhanced monitoring and increased health screenings/testing, increased data analytics, efforts to develop effective vaccines without harmful side effects and identify effective therapeutics, enhanced disinfection and contamination procedures, stay-at-home orders, quarantines, cancellations and disruptions to supply chains, workflow, operations and customer activity, as well as general concern and uncertainty. The Pandemic also initially resulted in economic uncertainty, market volatility, trading halts, market illiquidity and declining and variable stock prices, among other effects. See Item 1A - Risk Factors under the caption General Risk Factors - Other General Risks - Potential Adverse Effects of Unpredictable Events or Consequences (including Covid-19) in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding the impacts, and potential impacts, resulting from the Pandemic.
Policymakers responded to certain apparent and acute economic and market consequences with multiple monetary and fiscal policy actions. Regulators pursued and, to a lesser degree, have continued actions focused on facilitating market function and preserving market integrity, as well as providing guidance and relief to market participants affected by the Pandemic. See the Business Developments - Current Regulatory Environment sections of Management's Discussion and Analysis for additional information regarding the monetary and fiscal policy actions taken by governmental authorities.
As of June 30, 2021, economies of various countries have rebounded from the global economic shutdown that occurred in the late first quarter and early second quarter 2020. With vaccination rates nearing or exceeding 50% in several jurisdictions, including the United States, economies in many jurisdictions have reopened as national, state/provincial and local governments have removed or lessened travel restrictions and requirements for staying-at-home and quarantining, as well as other Pandemic-imposed restrictions. Spikes of coronavirus cases, however, continue to occur in certain jurisdictions. These spikes are reportedly being driven by more contagious and potentially more deadly variants of the initial strain of the coronavirus, including the Delta variant. These variants and spikes have resulted in certain jurisdictions continuing or re-imposing certain restrictions, although in many cases not to the extent of those initially imposed. As a result, while certain governments have taken action to open economies, economic, market, regulatory and other uncertainty persists as a result of the Pandemic. While economic uncertainty and market volatility have continued, in many cases it is not to the degree initially seen late in the first quarter and early second quarter 2020.
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
Federated Hermes designated an internal task force (which continues to meet regularly) to address events related to the Pandemic that have impacted or that can impact Federated Hermes' business. With input and guidance from senior management and this task force, increased vaccinations, and the removal of Pandemic-related restrictions, beginning in April 2021, Federated Hermes encouraged (but did not require) its employees to begin to return to working from its U.S. offices. Beginning on July 6, 2021, Federated Hermes has implemented a structured return to office plan that requires most of its U.S. employees to work from Federated Hermes' offices at least two days a week, or at least three days every other week, depending on their work location and office or work station configuration. Federated Hermes has advised its employees that it is delaying, until sometime in the third quarter 2021, decisions regarding a further and more significant return to the office for U.S. employees. In the UK, in accordance with UK government guidance, Federated Hermes' London offices remain open for those employees who feel the need to use them. Any structured return to office plans for Federated Hermes' non-U.S. employees will be consistent with applicable government requirements.
Federated Hermes has developed and implemented a series of return to office protocols intended to assure employees that it is taking the safety and well-being of our employees seriously as return to office plans are implemented. Federated Hermes continues to review and, in certain cases, revise or enhance these protocols to provide for the safety of our employees, to seek to ensure the resiliency of Federated Hermes' business and to keep our customers informed.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Among other actions, Federated Hermes has taken the following steps:
•Federated Hermes has made technology investments, including laptops for employees, expanded internet bandwidth, video conferencing and collaboration software, and video equipment in more conference rooms. Federated Hermes also has increased usage and reliance on virtual meeting tools and prioritized the deployment of additional equipment and technology. These actions have allowed Federated Hermes to remain fully operational, support a remote and current hybrid working environment and continue to deliver Federated Hermes' investment products and services to customers.
•Federated Hermes is complying with any remaining requirements applicable to Federated Hermes under relevant Federal, state and local government orders or laws, as well as remaining requirements applicable to Federated Hermes under the Center for Disease Control and Prevention's (CDC) and state health departments' guidance and cleaning procedures.
•In addition to continuing cleaning protocols and other measures, Federated Hermes continues to make available hand sanitizer stations and disinfectant wipes for employees in the office, and continues to encourage employees to take standard precautions such as washing their hands with soap and water and staying home if sick.
•As a result of a travel advisory issued by the CDC, the company instituted a travel ban on February 27, 2020 to certain countries, including those designated as high risk by the CDC. Federated Hermes now recommends that employees follow national, state/provincial, local and CDC recommendations when traveling, as well as specific venue requirements when planning or attending conferences or other events. Planning activity for conferences and events scheduled for later in 2021 and 2022 increased in the second quarter 2021 over the first quarter 2021. Air travel and car and hotel reservations also increased in the second quarter 2021 over the first quarter 2021, but remain well below pre-Pandemic levels.
•Federated Hermes Fund Board meetings, Federated Hermes corporate Board meetings, and offshore fund and subsidiary Board meetings, are being held in person as well as via teleconference allowing those who prefer to participate remotely to do so. Federated Hermes held its April 2021 annual shareholder meeting via teleconference.
•Federated Hermes has continued to on-board new hires, providing necessary equipment to them and conducting training remotely.
•Federated Hermes investment professionals and strategists continue to publish fresh content to the Insights section of Federated Hermes' website, offering their unique perspectives to investors.
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
Federated Hermes continues to monitor the ongoing global health situation through resources provided by, or contact with, the CDC, the SEC, the World Health Organization and the Securities Industry and Financial Markets Association (SIFMA), a financial services industry trade association, among others. As of June 30, 2021, while Federated Hermes' stock price has fluctuated amidst the volatility in stock prices on major exchanges, and Federated Hermes' business operations have had to adapt to a remote and current hybrid working environment, the Pandemic has not materially affected Federated Hermes' financial condition or cash flows except to the extent that the increased net Voluntary Yield-related Fee Waivers discussed below resulting from the near-zero interest rate environment can be attributed to the Pandemic. See Item 1A - Risk Factors under the caption General Risk Factors - Other General Risks - Potential Adverse Effects of Unpredictable Events or Consequences (including Covid-19) in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020 for information regarding the risks to Federated Hermes presented by the Pandemic.
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
During the three and six months ended June 30, 2021, Voluntary Yield-related Fee Waivers totaled $117.8 million and $200.9 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $71.0 million and $132.5 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $46.8 million and $68.4 million for the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, Voluntary Yield-related Fee Waivers totaled $19.7 million and $20.1 million, respectively. These fee waivers were partially offset by related reductions in distribution expense of $17.7 million and $18.0 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $2.0 million and $2.1 million for the three and six months ended June 30, 2020, respectively.
Assuming asset levels and mix remain constant and based on recent and projected market conditions, including potential additional government measures to further stimulate the economy, Voluntary Yield-related Fee Waivers for the third quarter of 2021 may result in a negative pre-tax impact on income of approximately $38 million. While the level of these fee waivers is impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these fee waivers. Similarly, a decrease in short-term interest rates would likely increase the negative pre-tax impact of these fee waivers. The actual amount of future Voluntary Yield-related Fee Waivers and the resulting negative impact of these fee waivers could vary, including in a material way, from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, changes in yields on instruments available for purchase by the money market funds, including changes due to the level of government measures to further stimulate the economy which could result in the issuance of additional Treasury debt instruments, actions by the FOMC, the U.S. Department of Treasury, the SEC, Financial Stability Oversight Council (FSOC) and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties, Federated Hermes' willingness to continue the Voluntary Yield-related Fee Waivers and changes in the extent to which the impact of these fee waivers is shared by any one or more third parties. As fund portfolio yields decrease, the impact of the Voluntary Yield-related Fee Waivers on Federated Hermes generally accelerates as the ability of distributors to share the impact of these fee waivers is reduced or exhausted.
Current Regulatory Environment
Domestic
In 2020, the Pandemic shifted the regulatory environment in the U.S., and globally, toward the adoption of measures intended to provide regulatory flexibility and market stabilization. See Item 1A - Risk Factors under the caption General Risk Factors - Other General Risks - Potential Adverse Effects of Unpredictable Events or Consequences (including Covid-19), in Federated Hermes' Form 10-K for the year ended December 31, 2020 for a discussion of the risks posed by the Pandemic. Through the second quarter of 2021, the SEC (among other regulatory authorities, self-regulatory organizations or exchanges) continued to focus on maintaining the continuity of its operations (including enforcement and investor protection efforts), monitoring market functions and risks, and providing or extending regulatory relief in response to the Pandemic, while at the same time continuing to implement "physical distancing" requirements for its personnel by continuing in a full telework posture with limited exceptions, which is expected to last at least through September 7, 2021. The SEC has indicated that it continues to advance rulemaking initiatives, conduct risk-based examinations, bring enforcement actions, and review and comment on issuer and fund filings.
The full impact of the continuing Pandemic on the regulatory environment in the U.S., and globally, remains uncertain. It is possible that the impact of the Pandemic could continue to decrease (but likely not completely dissipate), as 2021 progresses due to the continued distribution of vaccines on a larger scale, continued, but lessened, market intervention from the U.S. Federal Reserve Board (Fed), and additional stimulus packages, similar to the $900 billion Consolidated Appropriations Act, 2021, passed by Congress in December 2020 and the $1.9 trillion American Rescue Plan Act of 2021 passed by Congress in March 2021. While the number of new or proposed laws, rules and regulations affecting the investment management industry continued to be slow in the second quarter 2021 in the U.S. with the change in Presidential administrations and resulting imposition of a temporary regulatory freeze imposed by the new administration, it is expected that the pace of new proposed and final laws, rules and regulations and other regulatory activity will increase during the remainder of 2021 and into 2022. As discussed in more detail below, on June 11, 2021, the SEC announced its Spring 2021 Unified Agenda of Regulatory and Declaratory Actions (Spring Reg Flex Agenda), which sets forth an aggressive schedule for proposing (or in certain cases, re-proposing), and/or finalizing within a year, 49 separate rules and regulations. U.S. and global regulators also continue to focus on the impact of the Pandemic on the markets and re-examine existing laws, rules and regulations. The regulatory actions to address the Pandemic, any other laws and regulations that have or are expected to be re-examined, modified or reversed, or that become effective, and

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
any new proposed laws, rules and regulations, continue to impact the investment management industry (collectively, both domestically and abroad, as applicable, Regulatory Developments).
As of June 30, 2021, the Fed's balance sheet was just under $8.1 trillion. On July 28, 2021, the FOMC announced the establishment of two standing repurchase agreement (repo) facilities—a domestic repo facility against Treasury securities, agency debt securities, and agency mortgage-backed securities with a $500 billion daily limit, and a repo facility for foreign and international monetary authorities against their holdings of Treasury securities maintained in custody at the Federal Reserve Bank of New York with a $60 billion per counterparty limit. Facilities such as the Secondary Market Corporate Credit Facility (SMCCF), Commercial Paper Funding Facility (CPFF), Money Market Mutual Fund Liquidity Facility (MMLF) and Term Asset-Backed Securities Loan Facility (TALF) established by the Fed in March 2020 expired or ceased funding during the first half of 2021. These facilities, among others, were established in order to address market inefficiencies and provide financial backstops totaling more than $2.3 trillion. On June 2, 2021, the Fed announced plans to begin winding down the portfolio of the SMCCF beginning June 7, 2021. As of June 30, 2021, the Federal Reserve Bank of New York had approximately $13.6 billion in loans outstanding under the SMCCF, which ceased purchasing eligible assets on December 31, 2020, approximately $1.7 billion in loans outstanding under the TALF, which ceased extending credit on December 31, 2020, and no loans outstanding under the CPFF. The CPFF ceased purchasing commercial paper on March 31, 2021 and is no longer operational. As of June 30, 2021, the Federal Reserve Bank of Boston had no loans outstanding under the MMLF as the MMLF ceased extending credit on March 31, 2021 and is no longer operational. According to a report entitled "Experiences of US Money Market Funds During the Covid-19 Crisis" published by the Investment Company Institute (ICI) in November 2020 (ICI MMF Report), prime money market funds' use of the MMLF in 2020 (peaking at approximately $53 billion) was much less than a similar facility that was created and utilized during the 2008 financial crisis (peaking at approximately $152 billion).
In March 2020, in response to disrupted economic activity as a result of the Pandemic, the FOMC also decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. During its April 27–28, 2021 meeting, the FOMC indicated that the federal funds rate would likely stay at or near zero at least until the first quarter of 2023. During its June 15-16, 2021 meeting, the FOMC indicated that the median respondent to the FOMC Desk's survey of primary dealers and market participants continued to expect the first federal funds rate increase to occur in the third quarter 2023. At that same meeting, the FOMC raised the rate on its Reverse Repurchase Agreement Facility and Interest on Excess Reserves by five basis points each, to five basis points and 15 basis points, respectively, which helped to increase interest rates on short-term securities to slightly above near-zero levels. Nevertheless, these low interest rates, and the possibility of negative interest rates, have caused the investment management industry to engage with the SEC (and other regulators globally), to discuss regulatory guidance permitting the implementation of reverse distribution mechanisms or share cancellation methodologies, reverse stock splits, and other tools to maintain the stability of money market fund NAVs in a negative rate environment, and to develop disclosures regarding the possible use of these tools. Any solution to the difficulties presented by a negative interest rate environment can require significant internal and external resources to implement necessary changes, including system programming and implementing disclosure changes, both for money market funds and their service providers or vendors (service providers).
U.S. and global regulators continue to focus on the market conditions that existed in March 2020, and their impact on open-end funds, including institutional prime and municipal (or tax-exempt), money market funds. In its 2020 Annual Report, the Financial Stability Oversight Council (FSOC) noted that, "[s]tresses on prime and tax-exempt [money market funds] revealed continued structural vulnerabilities that led to increased redemptions and, in turn, contributed to and increased the stress in short-term funding markets." It has been reported that, during her testimony prior to her confirmation by the Senate on January 25, 2021, Treasury Secretary Janet Yellen expressed comfort with the idea of looking at whether activities of asset managers represent a systemic risk rather than whether asset management firms pose systemic risk. It has been reported that, at the June 11, 2021 meeting of FSOC, Treasury Secretary Yellen recounted the "extreme policy interventions" by the Fed and Treasury Department to support short-term funding markets, including money market funds. It has been reported that fellow FSOC member and Fed Chair Jerome Powell cited rapid redemptions in money market funds as a catalyst for liquidity pressures, which, according to Chair Powell, alleviated only after the Fed intervened with the MMLF that included $10 billion in backing from the Treasury Department. It has been further reported that, during closed-door sessions, FSOC heard reform proposals from the SEC staff intended to improve the resilience of short-term funding markets during times of financial crisis. In a prepared statement for the June 11, 2021 FSOC meeting, SEC Chair Gary Gensler indicated that the March 2020 market "events brought particular focus to prime money market funds, and their interrelation with investments in commercial paper and certificates of deposit [which] have limited liquidity in good times, and in critical weeks of stress last spring virtually disappeared." He indicated that he was "directing SEC staff to look into these issues, and to consider any further reforms needed." It has been reported that FSOC Chairperson Yellen stated that she fully supported the SEC's reform efforts. In the open session, FSOC voted to approve a statement highlighting the importance of money market fund reform and supporting the SEC's focus on money

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
market funds. In FSOC's Statement on Money Market Fund Reform, FSOC indicated that "the [FSOC] is encouraged by the SEC's engagement on this critical issue" and, "[g]iven the interconnectedness of financial institutions and markets, the [FSOC] will continue to monitor this initiative in the broader context of efforts by financial regulators to strengthen short-term funding markets and support orderly market functioning, including during periods of heightened market stress."
On April 15, 2021, the SEC Division of Investment Management's Analytics Office issued an article "Prime MMFs at the Onset of the Pandemic: Asset Flows, Liquidity Buffers, and NAVs," which concluded (among other things) that March 2020 outflows reduced prime money market funds' liquidity buffers and volatility of prime money market funds' NAV per share increased at the onset of the Pandemic. On December 22, 2020, the President's Working Group on Financial Markets (PWG) issued a report titled "Overview of Recent Events and Potential Reform Options for Money Market Funds" (PWG Report). The PWG Report outlines ten possible money market fund reforms, including: (1) removing the tie between the 30% weekly liquid asset threshold for money market fund liquidity and redemption gates and liquidity fees; (2) reforming the conditions for imposing redemption gates; (3) utilizing a minimum balance at risk mechanism for shareholder accounts; (4) requiring certain liquidity management changes, such as an additional weekly liquid asset threshold; (5) permitting weekly liquid asset requirements the flexibility to automatically decline in certain circumstances, such as when redemptions are large; (6) requiring a floating NAV for all prime and municipal (or tax-exempt), money market funds, including retail funds; (7) requiring swing pricing; (8) imposing capital buffer requirements; (9) requiring membership in a private liquidity exchange bank capitalized by the money market funds and their sponsors; and (10) establishing requirements for fund sponsor support to a money market fund.
Contrary to the focus placed by the PWG Report and regulators on money market funds as a cause of the market turmoil in March 2020, the ICI MMF Report supports the view that the Treasury securities markets, rather than money market funds, triggered the market turmoil. The ICI MMF Report rebukes suggestions that money market funds, particularly institutional prime money market funds, were a primary, if not the sole, cause of market distress in March 2020, noting that, "[t]hese suggestions are inconsistent with the data and early press reports." The ICI MMF Report points to the fact that the market dislocations were widespread, including in markets in which institutional prime money market funds are not significant players, such as the U.S. Treasury bonds, longer-term U.S. agency securities, municipal securities, corporate bonds, and foreign exchange markets. The ICI MMF Report also studied institutional prime money market fund asset flows and spreads in the Treasury bond market, concluding, "by March 11 these spreads had widened substantially, yet prime money market funds had seen virtually no outflows." The ICI MMF Report also notes that, "press reports do not support the theory that money market funds were at the forefront of the market stress" and that, "Treasury markets were in the news several days before any real mention of money market funds . . .".
On December 23, 2020, the SEC's Division of Investment Management released a statement on the PWG Report requesting comments to assist the SEC staff in providing recommendations to the SEC. The SEC staff requested comment in regard to three specific areas: (1) potential stress points for funds and short-term funding markets; (2) measures that can enhance the resilience and function of short-term funding markets; and (3) measures that can reduce the likelihood of future official sector interventions. On February 4, 2021, the SEC staff reissued a request for comment on the PWG Report, including the effectiveness of previously-enacted money market fund reforms and the implementation of the potential policy measures described in the PWG Report. The SEC staff also requested comments on other topics that are relevant to potential money market fund reforms, including other approaches for improving the resilience of money market funds and short-term funding markets generally.
Federated Hermes, along with the ICI and other industry participants, have submitted comment letters that strongly disagree with the conclusions reached in the PWG Report. In its first comment letter, dated April 12, 2021, Federated Hermes emphasized, among other points, that money market funds did not cause or exacerbate the turmoil in the financial markets in March 2020, and money market funds have no "structural vulnerabilities" warranting the more significant policy options outlined in the PWG Report, such as capital buffers and holdbacks. Federated Hermes stressed that the market turmoil in March 2020 was created by the Pandemic and the unprecedented global government response and economic shut-down to stem the spread of the coronavirus. In its comment letter, Federated Hermes supported the SEC eliminating the requirement for a fund's board to consider imposing redemption gates and liquidity fees if weekly liquid assets drop below 30% of the fund's total assets. This is one of the requirements that was imposed under the SEC's structural, operational and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance). Compliance with the 2014 Money Fund Rules and Guidance was required on October 14, 2016. In its second comment letter, dated June 1, 2021, Federated Hermes recommended certain structural reforms that address the root causes of the failure of critical funding markets in March 2020 and the consequent systematic risks, including: (1) the provision of liquidity in stressed markets, as well as reforms to promote market-making in stressed conditions; (2) amendments to rule 2a-7 to delink the consideration of redemption gates and liquidity fees from the 30%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
of a fund's total assets threshold; (3) reforms to the short-term market structure itself to improve liquidity in times of stress; and (4) considerations for balancing the SEC's statutory mandate with liquidity and financial stability concerns. Federated Hermes also has expended, and will continue to expend, significant internal and external resources to engage with regulators on potential money market fund reforms, including through additional comment letters and meetings with U.S. and global regulators, the ICI and other industry participants.
Management believes money market funds provide a more attractive investment opportunity than other competing products, such as insured deposit account alternatives. Management also believes that money market funds are resilient investment products that have proven their resiliency during the Pandemic. While Federated Hermes believes that some regulations could be improved, such improvements should be measured and appropriate, preserving investors' ability to invest in all types of money market funds. Federated Hermes believes that regulators should look closely at the redemption gates and liquidity fee requirement from the 2014 Money Fund Rules and Guidance and supports efforts to reduce regulation, including the PWG's recommendation to eliminate the redemption gates and liquidity fee requirement. Federated Hermes also continues to support efforts to permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements imposed under the 2014 Money Fund Rules and Guidance for, institutional and municipal (or tax-exempt) money market funds. Legislation is being reintroduced in both the Senate and the House of Representatives in a continuing effort to get these revisions to money market fund reform regarding the use of amortized cost passed and signed into law.
With the transition of Presidential administrations, and new agency leadership, certain regulations promulgated by the SEC or Department of Labor (DOL) in 2020 are being re-examined and could be reversed or modified. On January 20, 2021, the new administration issued a number of regulatory directives freezing regulatory rulemaking, rescinding various executive orders concerning the regulatory process issued by the previous administration, and establishing a framework for modernizing the review of regulatory actions. On June 11, 2021, in its Spring Reg Flex Agenda, the DOL indicated that it would be proposing another new fiduciary rule. The DOL's April 2016 fiduciary rule was vacated in June 2018 by the United States Court of Appeals for the Fifth Circuit. On December 15, 2020, the DOL issued the final version of a re-proposed fiduciary rule to regulate "investment advice fiduciaries" (Final DOL Fiduciary Rule), which became effective on February 16, 2021. On February 12, 2021, the DOL announced that its temporary enforcement policy, under which the DOL will not pursue prohibited transaction claims against investment advice fiduciaries who are working diligently on compliance with relevant components of the Final DOL Fiduciary Rule, will remain in place until December 20, 2021. According to the DOL's Spring Reg Flex Agenda, the new proposed rule will amend the regulatory definition of the term "fiduciary" to more appropriately define when persons who render investment advice for a fee to employee benefit plans and individual retirement accounts are fiduciaries for purposes of ERISA and the Internal Revenue Code. In its Spring Reg Flex Agenda, the DOL also indicated that, as required by Executive Order 14030, it would undertake a review of, and propose new rules regarding, the DOL's final proxy voting and shareholder rights rule (Final DOL Proxy Voting Rule), which was issued on December 11, 2020, and its final rule restricting fiduciaries from selecting plan investments on the basis of non-pecuniary factors, such as ESG factors (Final DOL ESG Rule), which was issued on October 30, 2020. Executive Order 14030, which was issued on May 20, 2021, directs the Secretary of Labor to consider publishing, by September 2021, a proposed rule to suspend, revise, or rescind the Final DOL Proxy Voting Rule and Final DOL ESG Rule. On March 10, 2021, the DOL issued an indefinite non-enforcement policy with respect to the Final DOL ESG Rule and the Final DOL Proxy Voting Rule.
On March 25 and 26, 2021, joint resolutions were introduced in the Senate and House of Representatives to rescind the amendments adopted in September 2020 to the SEC's proxy voting rules that, among other things, raised eligibility and resubmission thresholds for shareholder proposals. Under the Congressional Review Act, Congress can rescind rules that were sent to Congress in the previous 60 legislative days (or, in this case, beginning August 21, 2020). As of June 30, 2021, these resolutions have not progressed in Congress. The SEC also has been adjusting the targeted, temporary Pandemic-related relief and assistance it provided to the investment management industry. For example, the SEC extended until further notice, among certain other relief, the relief from the requirements to hold in-person board of directors/trustees meetings under the 1940 Act and is considering making this relief permanent. The SEC staff also is considering issuing updated guidance to enable broader use of electronic delivery of disclosure documents and indicated support for related issues such as remote work, e-authorization and dematerialization of physical security certificates. Federated Hermes supports many of these recommended actions, particularly allowing for increased use of electronic delivery of disclosure documents. On January 5, 2021, among other Pandemic relief updates posted on its website, the SEC confirmed its positions on issuers registered under Section 12 of the Exchange Act conducting virtual or hybrid annual shareholder meetings through the internet or other electronic means in lieu of in-person meetings remain in effect. On April 15, 2021, the SEC issued a notice withdrawing, effective April 30, 2021, two no-action letters previously issued by the SEC in March 2020 that provided relief for affiliates to make certain purchases of debt securities from open-end investment companies and from money market funds that would otherwise be prohibited under Section 17(a) of, or Rule 17a-9 under, the 1940 Act. In the same notice, the SEC also withdrew, effective April 30, 2021, a related

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
exemptive order providing flexibility to obtain short-term funding to: (1) registered open-end management investment companies other than money market funds; and (2) insurance company separate accounts registered as unit investment trusts.
The number of new or proposed laws, rules and regulations remained low in the second quarter of 2021 in the U.S. On June 11, 2021, however, the SEC set forth in its Spring Reg Flex Agenda an aggressive schedule for proposing (or in certain cases, re-proposing) and/or finalizing several rules and regulations in the next year that will impact the U.S. investment management industry participants, including Federated Hermes. For example, the SEC's Spring Reg Flex Agenda includes rules and regulations on: climate risk disclosure; human capital management disclosure; cybersecurity risk governance; special purpose acquisition companies; proxy voting advice; custody rule amendments under the Advisers Act; rule 17a-7 amendments under the 1940 Act; money market reforms; matters to address related to ESG factors for investment companies and investment advisers; open end-fund liquidity and dilution management; market structure modernization; and tailored shareholder reports. Other rules and regulations included on the SEC's Spring Reg Flex Agenda that will likely impact Federated Hermes as a public company include, for example, corporate board diversity, erroneously awarded compensation, share repurchase disclosure, reporting of proxy votes on executive compensation, incentive-based compensation and pay versus performance. On April 16, 2021, the SEC voted to reopen the comment period on the proposed rules for the use of universal proxy cards in all non-exempt solicitations for contested director elections. On June 1, 2021, SEC Chair Gensler issued a statement directing the staff to consider whether to recommend further regulatory action regarding proxy voting advice.
The SEC has also increased its focus on ESG-related disclosure. On April 9, 2021, the SEC's Division of Examinations issued a risk alert to highlight observations from recent exams of investment advisers, registered investment companies, and private funds offering ESG products and services. On March 15, 2021, SEC Commissioner and then acting SEC Chair Allison Herren Lee issued a statement reminding issuers of the SEC's 2010 climate change disclosure guidance and soliciting public comment on the SEC's disclosure rules and guidance as they apply to climate change and other ESG-related disclosures. In its June 4, 2021 comment letter, the ICI called on the SEC to mandate disclosure of greenhouse gas emissions and workforce diversity to give fund managers the consistent, comparable, and reliable data they need to better assess current and future sustainability-related risks. However, the ICI also warned against an overly prescriptive approach to ESG disclosure, stating that the SEC should develop a regulatory framework that is flexible enough to allow disclosure practices to develop organically over time. In its June 14, 2021 comment letter, Federated Hermes urged the SEC to: (1) supplement, not replace, its principles-based disclosure regime with prescriptive metrics; (2) focus on material disclosures; and (3) maintain the global competitiveness of U.S. capital markets. EOS at Federated Hermes also submitted a comment letter that supported the SEC requiring companies to report on material climate-related information that may impact the long-term value of companies to allow investors the ability to access timely, accurate, comprehensive, consistent and comparable information.

In a July 28, 2021 speech, SEC Chair Gensler outlined his views on likely components of the SEC's forthcoming climate disclosure rulemaking proposal. Chair Gensler discussed that the proposal could include: (i) mandatory climate risk disclosure; (ii) qualitative and quantitative data disclosures; (iii) climate-related risk management and strategy disclosures; and (iv) disclosure of metrics related to greenhouse gas emissions, financial impacts of climate change, and progress towards climate-related goals. Chair Gensler indicated that he asked for SEC staff to consider recommendations regarding emission disclosures, industry-specific disclosures, whether fund managers should disclose the criteria and underlying data they use to make ESG-related claims about their products, and whether the SEC should review Rule 35d-1 under the 1940 Act (Names Rule) holistically. Chair Gensler also indicated that the proposal may consider which data or metrics companies might use to inform investors about how they are meeting their climate-related pledges. He also noted that the SEC will likely develop its own disclosure requirements rather than rely on external standard setters, and may look to existing frameworks such as the Task Force on Climate-related Financial Disclosures (TCFD) for guidance.
Since the beginning of the second quarter 2021, other proposed rules, new guidance and other actions have been issued or taken that impact U.S. investment management industry participants, including Federated Hermes. For example:
•On June 3, 2021, an Executive Order was issued prohibiting investment in companies linked to the Republic of China's military and state security apparatus. The order updates and supersedes an executive order issued by the prior administration. The new executive order seeks to establish a process to identify Chinese Military Industry Companies and imposes new or revised prohibitions, but does not require divestment after the one year window expires. The order will become effective in August 2021. The SEC previously issued a risk alert on January 6, 2021 regarding the executive order issued by the prior administration, signaling a potential examination priority. Federated Hermes is reviewing the new Executive Order and taking steps to comply with it.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
•On May 25, 2021, the SEC issued a notice that the Fixed Income Clearing Corporation (FICC) had filed proposed rule changes intended to enhance the ability to clear certain trades, particularly those involving repurchase agreements through the FICC.
•On May 11, 2021, the SEC's Division of Investment Management issued a Staff Statement on registered investment companies investing in Bitcoin futures. The SEC staff stated that investor protection and assessing the ongoing compliance of funds that make such investments are top priorities for the staff. The SEC staff stated that Bitcoin futures investments should be pursued only by mutual funds with appropriate strategies that support this type of investment and full disclosure of material risks. The SEC has recently signaled concern about mutual fund investments in cryptocurrencies. On June 10, 2021, the SEC published an investor bulletin urging investors to reevaluate bitcoin futures-focused funds. One week later, on June 16, 2021, the SEC delayed a decision on whether to approve a Bitcoin exchange traded fund (ETF).
Investment management industry participants, such as Federated Hermes, also continued, and will continue, to monitor, plan for and implement certain changes in response to previously-issued, new, proposed or adopted rules and guidance. Previously proposed and final rules and guidance included, among others: (1) final rules and amendments to the investment advisor advertising and solicitation rules; (2) a final rule providing an updated regulatory framework for fund valuation practices; (3) a final rule regulating the use of derivatives in mutual funds and other funds registered under the 1940 Act; (4) final rules and amendments to the existing regulatory framework governing fund of funds arrangements among investment funds governed by the 1940 Act; and (5) proposed extensive changes to fund shareholder reports and other fund disclosure documents. The SEC also has requested comment on the Names Rule to determine whether it can be improved to help ensure that fund names inform and do not mislead investors.
It remains uncertain the degree to which regulators will change, or Congress will require regulators to change, certain recent Regulatory Developments. It also remains unclear whether, or to what degree, investment advisors, broker/dealers or other intermediaries will roll-back, modify or continue changes made prior to the original, vacated DOL fiduciary rule, or make new or additional changes in light of the new Final DOL Fiduciary Rule, the DOL's final investment duty amendments, Final DOL Proxy Voting Rule, Regulation Best Interest, Form CRS, or SEC fiduciary duty interpretations. As noted above, the DOL has taken non-enforcement positions, and intends to propose new rules, with respect to the new Final DOL Fiduciary Rule, Final DOL ESG Rule and Final DOL Proxy Voting Rule, which increases this uncertainty.
Federated Hermes continues to analyze the potential impact of these Regulatory Developments on Federated Hermes' business, results of operations, financial condition and/or cash flows. Please refer to our prior public filings for more detailed discussions of these, and other, previously-issued proposed and final rules and guidance.
In addition to the above Regulatory Developments, the SEC staff continues to engage in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including investment advisors and investment management companies such as Federated Hermes' investment management subsidiaries and the Federated Hermes Funds. It has been reported that the SEC's enforcement focus under the new administration could shift back to publicly-traded company matters (such as insider trading, issuer reporting, and accounting fraud), and to a more aggressive investor protection stance with a reinstitution of a "broken windows" enforcement philosophy under which enforcement actions are brought for minor violations. On March 3, 2021, the SEC Division of Enforcement (DOE) released its examination priorities for 2021, which include, among other priorities: (1) compliance with Regulation Best Interest and Form CRS, as well as investment advisor fiduciary duties; (2) information security and operational resilience; (3) financial technology innovation; (4) anti-money laundering programs; (5) the transition from the London Inter-Bank Offered Rate (LIBOR) to an alternate reference rate; (6) investment advisor and fund ESG disclosures and practices; (7) fund valuation and other disclosures and fund governance practices; (8) the design, implementation and maintenance of investment advisor and fund compliance programs and fund liquidity risk management programs; and (9) money market fund compliance with stress-testing requirements. On March 4, 2021, the SEC announced the creation of a Climate Change and ESG Task Force in the SEC's DOE to develop initiatives to proactively identify ESG-related misconduct, with an initial focus on identifying any material gaps or misstatements in issuers' disclosure of climate risks under existing rules. The task force will also analyze disclosure and compliance issues relating to investment advisors' and funds' ESG strategies. In addition to routine examinations, the SEC examinations have included sweep examinations involving various topics. For example, on June 23, 2021, the DOE disclosed in a "Frequently Asked Questions" document that it was conducting a sweep exam regarding the cyberattack involving the compromise of software created by the SolarWinds Corp. In addition to its Pandemic-related actions and guidance, the SEC staff has also issued various guidance statements and risk alerts on a variety of compliance issues, including, among others, ESG investing and product offerings, anti-money laundering, suspicious activity monitoring and reporting, digital assets, securities issued by special purpose acquisition companies (or SPACs), the Executive Order on Securities Investments that Finance Communist Chinese Military Companies, cyber-security, large trader obligations, investment advisor compliance, Pandemic-related risks and the transition from LIBOR.

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
Regulation or potential regulation by regulators other than the SEC and DOL also continued, and can continue, to affect investment management industry participants, including Federated Hermes. For example, on March 4, 2021, the Financial Industry Regulatory Authority (FINRA) issued a regulatory notice regarding common sales charge discounts and waivers for mutual funds. FINRA indicated that member firms that fail to apply sales charge discounts and waivers that are described in the prospectus (including volume-based discounts, such as breakpoints and waivers, on mutual fund exchanges), may adversely affect customers' rates of return on their investment and contravene the firms' obligations under FINRA rules. FINRA has also undertaken, and continues to undertake, examinations. FINRA continues to review firms' systems and procedures for providing customer waivers and rebates available through rights of reinstatement on mutual fund purchases. Other FINRA examinations have included, among others, bank sweep program, zero commission and cyber-security sweep examinations. In a 2021 Report on its Examination and Risk Monitoring Program, FINRA identifies, among other areas of concern, anti-money laundering, outside business activities, private securities transactions, Regulation Best Interest and Form CRS compliance, misrepresentation relating to cash management accounts and digital assets, best execution and liquidity risk management controls as areas of focus and potential examination. Various state legislatures or regulators also have adopted or are beginning to adopt state-specific cyber-security and/or privacy requirements that can apply, to varying degrees, to investment management industry participants, including Federated Hermes, in addition to federal regulation.
The activities of FSOC also continue to be monitored by the investment management industry, including Federated Hermes. In December 2019, FSOC changed its systemically important designation approach for non-bank financial companies from an entity-based approach to an activities-based approach under which an individual firm would only be so designated if it were determined that efforts to address the financial stability risks of that firm's activities by its primary federal and state regulators have been insufficient. Since then, FSOC has been required first to focus on regulating activities that pose systemic risk through actions by primary regulators. FSOC has focused on potential risks in the asset management industry, including money market funds, and other types of cash management vehicles (such as local government investment pools), that continue to use amortized cost or have a stable NAV but are not subject to the 2014 Money Fund Rules and Guidance. As discussed above, the market volatility and liquidity stress on money market funds experienced as a result of the Pandemic in March 2020 has drawn the attention of U.S. and global regulators, including FSOC. Certain policy advocates are beginning to call for FSOC to reverse its 2019 decision to change its approach as outlined above in order to better fulfill its statutory mandate to mitigate risks to financial stability. Any possibility of FSOC reverting to its pre-December 2019 systemically important designation practices, and recommending new or heightened regulation for non-bank financial companies, which the Fed's Board of Governors (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds, increases the potential for further regulation of the investment management industry, including Federated Hermes and the Federated Hermes Funds.
As a candidate, the current President stated that he is open to the idea of a financial transactions tax (FTT) on securities transactions, an idea proposed by certain former Democratic candidates, including the current Vice President. Prior federal legislative attempts to enact an FTT would have imposed a 0.1% tax on stock, bond and derivative transactions, which would have applied to sales made in the U.S. or by U.S. persons, while initial securities issuances and short-term debt would have been exempt. A later proposal would have taxed stock trades at 0.5%, bond trades at 0.1%, and derivatives transactions at 0.005% coupled with an income tax credit for individuals with income of less than $50,000 ($75,000 for married couples), which was intended to offset the burden of the tax for such individuals. The Wall Street Tax Act, introduced in the House of Representatives on January 15, 2021, would impose, if enacted, a 0.1% tax on stock, bond and derivatives transactions and reportedly would raise an estimated $777 billion over a decade. The Tax on Wall Street Speculation Act, introduced in the Senate and House of Representatives on April 21, 2021, would impose an FTT of 0.5% on stock trades, 0.1% on bond trades, and 0.005% on derivative transactions. These proposals are being introduced for a variety of reasons, including to fund infrastructure programs and college education programs or in an attempt to reduce speculation on Wall Street. While Congressional hearings have taken place during which the FTT proposals have been discussed, none of the bills introduced to date have progressed in Congress. As of June 30, 2021, while the President has proposed raising the corporate income tax to 28%, among other tax increases, to fund a $2 trillion infrastructure plan and $6 trillion budget proposal, the President has not signaled an intent to include an FTT in any tax proposals.
In 2020, a bill proposing a financial transaction tax failed to pass in the New Jersey state legislature; although it has been reported that New Jersey's Governor favors an FTT and could revive the concept in subsequent years. Certain New York lawmakers also introduced bills in the New York state legislature on February 12, 2021 that would, if enacted, impose an FTT of

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
0.5% on covered stock trades, 0.1% on covered bond trades, and 0.005% on covered derivative transactions. On January 26, 2021, a bill was introduced into the Illinois legislature that would impose, if enacted, a tax of $1 on each financial transaction on the Chicago Stock Exchange, the Chicago Mercantile Exchange, the Chicago Board of Trade, or the Chicago Board Options Exchange for which the underlying asset is an agricultural product, a financial instruments contract or an options contract. In response to New Jersey and New York lawmakers considering an FTT, in March 2021, Connecticut's Governor signed into law a bill authorizing 20- and 30-year tax credits, along with property and sales tax exemptions, to data processors (such as securities exchanges), relocating into the state, and Connecticut committed not to implement an FTT of the type under consideration in New Jersey and New York. The need to fund state budget deficits, particularly given the impact of the Pandemic, also is being cited as a renewed justification for enacting FTTs. In March 2021, a bill was re-introduced into the U.S. House of Representatives that would prohibit states from imposing FTTs on security industry participants. Management believes that an FTT, particularly if enacted with broad application, would be detrimental to investors and Federated Hermes' business and could adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows.
The regulatory environment has impacted, and will continue to impact, to various degrees, Federated Hermes' business, results of operations, financial condition and/or cash flows. For example, Regulatory Developments can result in shifts in product structures, as well as changes in asset flows and mix and customer relationships. It remains uncertain whether, and to what degree, investment advisors, broker/dealers or other intermediaries will roll-back, modify or continue changes made in response to the original, vacated DOL fiduciary rule, the New DOL Fiduciary Rule, any changes to the New DOL Fiduciary Rule proposed by the DOL and other Regulatory Developments. If intermediaries continue to reduce the number of Federated Hermes Funds offered on their platforms, mutual fund-related sales and distribution fees earned by Federated Hermes can decrease. In that case, similar to other investment management industry participants, Federated Hermes could experience a further shift in asset mix and AUM, and a further impact on revenues and operating income. On the other hand, management continues to believe that Federated Hermes' business can be positively affected because separately managed account/wrap-fee strategies work well in level wrap-fee account structures and can provide transparency and potential tax advantages to clients, while Federated Hermes' experience with bank trust departments and fiduciary experience and resources presents an opportunity to add value for customers.
Federated Hermes has dedicated, and continues to dedicate, significant and additional internal and external resources to monitor, analyze and address regulatory responses to the impact from the Pandemic and Regulatory Developments generally, and their effect on Federated Hermes' business, results of operations, financial condition and/or cash flows. Additional internal and external resources have been, and will continue to be, devoted to technology, legal, compliance, operations and other efforts to address regulatory-related matters. These efforts included, and will continue to include, having conversations internally, and with intermediaries, customers, service providers, counsel and other advisors regarding Regulatory Developments, and analyzing and/or affecting legislative, regulatory, product offering, development and structure adjustments, technology or information system development, reporting capabilities, business processes and other options, in an effort to comply, and/or to assist Federated Hermes' intermediaries and customers to comply, with new Regulatory Developments or minimize the potential impact of any adverse consequences stemming therefrom. As appropriate, Federated Hermes also participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated Hermes continues to expend legal and compliance resources to examine corporate governance and public company disclosure proposals and final rules issued by the SEC, to adopt, revise and/or implement policies and procedures, and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated Hermes also has devoted, and will continue to devote, resources to technology and system investment, business continuity, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated Hermes to, among other benefits, be in a better position to address Regulatory Developments. In connection with the Pandemic, Federated Hermes has devoted internal and external resources to complying with the requirements of federal and state orders imposing work- and travel-related restrictions, and the requirements under the CDC's and state and local health departments' guidance, as well as enhanced disinfection and contamination procedures.
Federated Hermes is unable to fully assess at this time whether, or the degree to which, any continuing efforts or potential options being evaluated in connection with modified or new Regulatory Developments ultimately will be successful. The degree of impact of Regulatory Developments on Federated Hermes' business, results of operations, financial condition and/or cash flows can vary, including in a material way, and is uncertain.
Management also continues to monitor and assess the potential impact of the Pandemic generally, and the impact of the low interest rate environment on money market fund and other fund asset flows, and related asset mixes, as well as the degree to which these factors impact Federated Hermes' prime and municipal (or tax-exempt) money market business and Federated

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Hermes' business, results of operations, financial condition and/or cash flows generally. Management also continues to monitor, and expend resources in connection with, the potential for additional regulatory scrutiny of money market funds, including prime and municipal (or tax-exempt) money market funds.
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
Federated Hermes will continue to monitor regulatory actions in response to the Pandemic and other Regulatory Developments as necessary and can implement additional changes to its business and practices as it deems necessary or appropriate. Further analysis and planning, or additional refinements to Federated Hermes' product line and business practices, can be required in response to market conditions, customer preferences or new or modified Regulatory Developments, such as the new investment advisor advertising, valuation, derivatives, and fund of funds rules, any proposed changes to the Final DOL Fiduciary Rule, Final DOL Proxy Voting Rule, Final DOL ESG Rule, and other Regulatory Developments, or any additional regulation or guidance issued by the SEC, DOL or other regulatory authorities.
In addition to the impact on Federated Hermes' AUM, revenues, operating income and other aspects of Federated Hermes' business described above, Federated Hermes' regulatory, product development and restructuring, and other efforts in response to the Regulatory Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and can continue to have, on a cumulative basis, a material impact on Federated Hermes' expenses and, in turn, financial performance.
As of June 30, 2021, given the regulatory environment, the Pandemic and the possibility of future additional modified or delayed regulation or oversight, Federated Hermes is unable to fully assess the impact of regulatory actions in response to the Pandemic or other adopted or proposed regulations, and other Regulatory Developments, and Federated Hermes' efforts related thereto, on its business, results of operations, financial condition and/or cash flows. Modified or new Regulatory Developments in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have a material and adverse effect on Federated Hermes' business, results of operations, financial condition and/or cash flows. As of June 30, 2021, management also believes that any designation as a systemically important non-bank financial company, or any reforms ultimately put into effect by FSOC, would be detrimental to Federated Hermes' money market fund business and could materially and adversely affect Federated Hermes' business, results of operations, financial condition and/or cash flows.
International
Similar to the U.S., in 2020, the outbreak of the Pandemic shifted the regulatory environment in the UK and European Union (EU) toward the adoption of measures intended to provide regulatory flexibility and market stabilization. While the full impact of the Pandemic remains unclear through the second quarter of 2021, regulators in the UK and EU are continuing to allow certain regulatory relief granted in 2020 to expire, while extending other relief, and to advance new and proposed consultations, directives, regulations and laws while generally remaining in a remote working environment. These Regulatory Developments continue to impact the investment management industry in the UK and EU.
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
While the TCA addresses the financial services industry, it does so on a limited basis and does not provide for passporting rights nor address equivalence decisions. Passporting ended at the end of the Brexit transition period and firms now must rely on temporary permission regimes and comply with the local laws of each country. The UK Financial Conduct Authority (FCA) has implemented a temporary permissions regime that allows European Economic Area (EEA)-domiciled investment funds that were marketed in the UK under a passport to continue temporarily to be marketed in the UK, and allows EEA-based firms that passported into the UK to continue new and existing regulated business within the scope of their permissions in the UK for up to three years, while they seek full FCA authorization. On March 4, 2021, the FCA provided further guidance on the UK temporary permissions regime by advising firms of the opening and closing dates during which firms must either apply for full permission or cancel their temporary permission and then cease any regulated financial conduct in the UK. The UK also has created a financial services contracts regime that allows, for a limited time, EEA-based firms not taking advantage of the temporary permissions regime in the UK to continue to service UK customers under contracts entered into prior to the end of the transition period in order for them to conduct an orderly exit from the UK. In addition to the UK, EU governments, such as, among others, France, the Netherlands, Italy and Germany, also have adopted similar temporary permission regimes or other laws to permit UK products to be sold, and EU-UK financial transactions to continue, for a period of time in their countries. Pursuant to amendments implemented by the Withdraw of the United Kingdom from the European Union (Consequential Provisions) Bill 2020, a firm that is authorized in the UK and/or Gibraltar, which has previously passported into Ireland, will be deemed to be authorized for specific and limited purposes in Ireland for a 15 year period following the end of the transition period, subject to the fulfillment of certain conditions.
The FCA, ESMA and EU regulators previously signed memoranda of understandings (MoUs) covering cooperation and exchange of information that came into effect at the end of the transition period (i.e., on December 31, 2020) and provide for some level of regulatory coordination until a new regime is agreed and in place. In a joint declaration dated December 24, 2020, the EU and UK committed to agreeing to a framework for regulatory cooperation and mutual equivalence which would be set forth in a subsequent MoU by March 2021. On March 26, 2021, Her Majesty's Treasury (HM Treasury) announced that technical discussions have concluded, and that the UK and the EU have agreed to a MoU that creates a framework for voluntary regulatory cooperation in financial services and establishes a Joint UK-EU Financial Regulatory Forum, which will serve as a platform to facilitate dialogue on financial services matters. The MoU, however, does not reflect progress on equivalency determinations. In addition to a few other equivalency decisions, such as two time-limited equivalency decisions in connection with the UK relating to central counterparty clearing and settlement of Irish securities, on June 26, 2021, the European Commission issued two adequacy decisions recognizing the level of protection of the UK's data protection laws as "essentially equivalent" with EU laws. These adequacy decisions will allow EU to UK data flow to continue after Brexit. HM Treasury in the UK has granted over 25 equivalency decisions to the EU. UK regulators also are continuing with an "onshoring" process of amending EU legislation and regulatory requirements so that they work in the UK. In October 2020, the FCA, the Bank of England (BoE) and other UK regulators granted firms until March 31, 2022 to comply with certain of these regulatory changes including, among others, certain reporting obligations and market abuse requirements.
Despite these developments, there remains a risk of regulatory divergence between the UK and the EU. For example, EU investment firms in EU Member States were required to comply with the Investment Firms Directive (IFD) and Investment Firms Regulation (IFR) by June 26, 2021, the effective date of the IFD and IFR in the EU. On March 5, 2021, the European Banking Authority (EBA) published draft standards on supervisory reporting and disclosures for investment firms as defined in the IFR, which are intended to ensure a proportionate implementation of the new prudential framework for investment firms

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
taking into account the different activities, sizes and complexity of investments firms. On May 31, 2021, the EBA, together with ESMA, published a provisional list of instruments and funds that EU national competent authorities (NCAs) may use as own-funds for small investment firms. The IFD and IFR, however, do not bind the UK, and a new UK prudential regime for Markets in Financial Instruments (MiFID) firms (IFPR) was included in the Financial Services Bill 2019-2021, which was based on the IFD and IFR. On December 14, 2020, the FCA issued "Consultation Paper 20/24: A new UK prudential regime for MiFID investment firms," in which the FCA solicited comment on its proposed rules on the IFPR. The consultation period closed on February 5, 2021. On April 19, 2021, the FCA issued "Consultation Paper 21/7: A new UK prudential regime for MiFID investment firms" in which the FCA solicited comment on its second set of proposed rules on IFPR. The consultation period closed on May 28, 2021. On April 29, 2021, the Financial Services Bill 2019-2021 received Royal Assent and became UK law as the Financial Services Act 2021. Among other things, the final Financial Services Act 2021 introduces the IFPR as a new UK prudential regime for investment firms, amends the UK's on-shored Packaged Retail and Insurance-based Investment Products Regulation (PRIIPs) to provide the FCA with additional powers to clarify the scope of the regulations and amend the requirements within the PRIIPs Key Information Document (KID), increases the power of the FCA to ensure a smooth transition away from LIBOR, simplifies the process enabling non-UK investment funds to be marketed in the UK and requires the FCA to consult on whether it should make general rules providing that authorized persons owe a duty of care to consumers. On June 29, 2021, the FCA issued a policy statement based on its first consultation on the IFPR that sets forth near final rules on consolidation, own-fund requirements, and concentration risk, which will apply to UK-authorized MiFID firms. UK regulators are targeting an implementation date for the IFPR of January 1, 2022.
As another example, EU regulators have previously issued or proposed directives, rules and laws regarding sustainable finance, including the Sustainability-Related Disclosures Regulation or Sustainable Finance Disclosure Regulation (SFDR) and the Taxonomy Regulation. The Taxonomy Regulation establishes a framework to facilitate sustainable investment, including when Member States establish measures (e.g., labels or standards), setting requirements regarding financial products or corporate bonds presented as "environmentally sustainable." On November 5, 2020, ESMA published a consultation setting out draft advice to the European Commission on Article 8 of the Taxonomy Regulation specifying the content, methodology and presentation of the key performance indicators for sustainable activities that non-financial undertakings and asset managers are required to disclose. The consultation period ended on December 4, 2020. On February 4, 2021, the European Supervisory Authorities (ESAs) published a final report containing draft regulatory technical standards on the content, methodologies and presentation of sustainability-related disclosures (the proposed "Level 2" requirements). On March 17, 2021, the ESAs published a consultation package setting out the proposed standards on content and presentation for disclosures under the SFDR. The consultation period ended on May 12, 2021. On April 21, 2021, the European Commission issued a Sustainable Finance Package that contains: (1) an EU Taxonomy Climate Delegated Act, which aims to support sustainable investment by clarifying which economic activities most contribute to meet the EU's environmental objectives; (2) a proposal for a Corporate Sustainability Reporting Directive (CSRD) and revisions to the Non-Financial Reporting Directive, which aim to make sustainability reporting by companies more consistent, so that financial firms, investors, and the broader public can use comparable and reliable sustainability information; and (3) amendments to delegated acts to better reflect sustainability preferences in insurance and investment advice and sustainability considerations in product governance and fiduciary duties. The amendments are subject to scrutiny by the European Parliament and the Council of the EU for a period of three months, which can be extended once by three additional months, and provide for a 12-month implementation period that is expected to end in October 2022. On May 7, 2021, the European Commission published a draft delegated act setting out definitive standards for the disclosure of information on environmental sustainability that certain large companies must make, as required under the Taxonomy Regulation. On June 8, 2021, ESMA published a "Trends, Risks and Vulnerabilities (TRV) Report" in which it assesses EU investment funds' exposure to climate-sensitive economic sectors and identifies certain key risks.
Rather than adopt the SFDR, the UK announced on November 9, 2020 that it will introduce ESG disclosure rules aligning with the TCFD, which made the UK the first country to adopt that approach. On December 22, 2020, the Financial Stability Board (FSB) issued a statement encouraging the International Financial Reporting Standards Foundation and financial authorities to use the TCFD's recommendations as the basis for standards for climate-related financial disclosures. In a consultation launched on March 24, 2021, the UK government solicited views on proposals to require that UK companies with more than 500 employees that are traded on a UK-regulated market disclose TCFD-aligned climate-related information. The consultation stated that new regulations would come into force on April 6, 2022. It also has been reported that an ESG Template for funds to explain their ESG features is expected to be proposed in 2021, to supplement the MiFID Template, which is being revised to include ESG fields. On June 22, 2021, the FCA published "Consultation Paper 21/17: Enhancing climate-related disclosures by asset managers, life insurers and FCA-regulation pension providers" in which the FCA proposes to introduce TCFD-aligned disclosure requirements for asset managers, life insurers and FCA-regulated pension providers, with a focus on the information needs of clients and consumers. The consultation period ends on September 10, 2021. On June 7, 2021, the TCFD began to seek public comment on two documents, Proposed Guidance on Climate-related Metrics, Targets, and Transition Plans and the associated

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Measuring Portfolio Alignment: Technical Supplement, in order to update its final recommendations on climate-related financial disclosures as disclosure practices and the use of disclosures by financial and non-financial organizations have continued to progress since 2017. In a July 10, 2021 statement, the G20 Finance Ministers indicated that, "[w]e will work to promote implementation of disclosure requirements or guidance, building on the [TCFD] framework, in line with domestic regulatory frameworks, to pave the way for future global coordination efforts, taking into account jurisdictions' circumstances, aimed at developing a baseline global reporting standard."
The post-Brexit regulatory environment (particularly the need to obtain full authorizations on a country-by-country basis), also creates a level of uncertainty regarding the ability and requirements to distribute products and provide investment management services between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds), being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds.
In March 2020, HM Treasury released a consultation paper proposing an overseas fund regime which is targeted at Undertakings for the Collective Investment in Transferable Securities (UCITS) and will be a long-term replacement to the temporary permissions regime which enabled Federated Hermes' Irish UCITS funds to continue to be marketed in the UK after December 31, 2020. HM Treasury proposed this equivalence regime which will determine countries which are equivalent to the UK and will work with the FCA to determine countries of equivalence. HM Treasury used the Financial Services Act 2021 to introduce the Overseas Funds Regime (OFR) - an equivalence regime for overseas retail funds to be able to market to UK investors, including retail investors, on appropriate terms. HM Treasury has also proposed a separate regime for money market funds to be able to market to all investors, noting that the process will be different if the fund wants to market to retail or professional investors. These regimes will function similarly to the existing EU approach to equivalence. Federated Hermes has received permission from the FCA to allow certain Irish-domiciled UCITS funds and Luxembourg-based direct lending funds to continue to be marketed in the UK post-Brexit under the temporary permissions regime.
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
The activities of the International Organization of Securities Commissions (IOSCO) and FSB also continue to be monitored by the investment management industry, including Federated Hermes. Building on consultations and other reports published from 2015 through 2020 regarding methodologies for identifying non-bank, non-insurance company global systemically important financial institutions, recommendations to address structural vulnerabilities from asset management activities, and liquidity risk management, IOSCO and FSB have continued, and will continue, to assess, recommend and implement regulatory reforms affecting money market funds, liquidity risk management, derivatives, leverage, and other aspects of the investment management industry. In its 2021-2022 work program, published February 26, 2021, IOSCO indicated that, among other priorities, its priorities include financial stability and systemic risks of non-bank financial intermediation activities, as well as risks exacerbated by the Pandemic, such as misconduct risks, fraud, and operational resilience. IOSCO also indicated that, among other efforts, it will continue efforts (headed by the Sustainable Finance Task Force) to improve the completeness, consistency, and comparability of sustainability reporting. On June 30, 2021, IOSCO published a consultation report on "Recommendations for Sustainability-Related Practices, Policies, Procedures and Disclosure in Asset Management" in which IOSCO focuses on asset managers and investor protection issues with an aim at improving sustainability-related practices, policies, procedures and disclosures. In this consultation report, IOSCO also encourages asset managers to take sustainability-related risks and opportunities into account in their investment decision-making and risk management processes and address greenwashing risk through transparency. IOSCO's recommendations in the report also cover product disclosures, supervision and enforcement, terminology, and financial and investor education. On November 20, 2020, IOSCO published its final report providing a thematic review of the consistency in implementation of money market reforms across the nine largest money market fund jurisdictions. In this report, IOSCO concluded that these jurisdictions generally implemented money market fund reforms in line with 2012 IOSCO policy recommendations for money market funds, but that market conditions in March 2020 highlighted continuing vulnerabilities in certain types of money market funds and the need for further reforms. Similar to the PWG Report in the U.S., IOSCO issued a paper on "Money Market Funds during the March-April Episode" (IOSCO Paper) in November 2020. The IOSCO Paper calls for further consideration of the functioning of money market funds, investor behavior and elements of

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
the existing regulatory framework for money market funds which could have played a role in accelerating the outflow of assets from non-government money market funds in March 2020.
In a speech, the Vice Chair for Supervision of the Fed, who also serves as Chair of the FSB, identified nonbank financial intermediation, money market funds and cross-border payments as the FSB's priorities for 2021. In its 2020 Annual Report regarding the "Implementation and Effects of the G20 Financial Regulatory Reforms", among other topics, the FSB reviewed the status of money market fund reforms across G20 jurisdictions, ongoing vulnerabilities from liquidity and leverage in asset management, and measures taken by financial regulators relating to funds (including money market funds) in response to the Pandemic. The FSB also issued a report on its "Holistic Review of the March Market Turmoil" (FSB Review) on November 17, 2020, in which it specifically reviewed the impact of the markets in March 2020 on open-end funds, including money market funds. In its FSB Review, among other conclusions, the FSB concluded that redemptions from money market funds were "exacerbated by certain fund structures and regulations that could have created perceptions of first-mover advantage." Among other recommendations, the FSB Review calls for an examination of risk factors, including "liquidity risks, core functions and aspects of the structure or regulations in non-government [money market funds], which experienced large outflows and contributed to the stress in short-term funding markets." In its December 16, 2020 "Global Monitoring Report on Non-Bank Financial Intermediation", the FSB further examined the impact of the Pandemic on the markets and the role of non-bank financial intermediaries, including the importance of money market funds in this sector, particularly in the U.S. and UK. In this report, the FSB noted that U.S. regulations allow fund boards to impose redemption gates and liquidity fees if a money market fund's weekly liquid assets fall below 30% of the fund's total assets, and that a concern that redemptions could be limited or suspended might have led to additional outflows. On June 30, 2021, the FSB published a consultation report, "Policy Proposals to Enhance Money Market Fund Resilience," in which it identified characteristics of money market funds that, in their view, make them susceptible to vulnerabilities, such as sudden and disruptive redemptions and the sale of assets to meet significant redemptions. The FSB also evaluated policy proposals purporting to enhance funds' resilience, including: (1) swing pricing; (2) minimum balance at risk; (3) capital buffers; (4) removing ties between regulatory thresholds and imposition of fees and gates; (5) removing stable NAVs; (6) limiting eligible assets; and (7) imposing additional liquidity requirements and escalation procedures. The FSB held a virtual workshop on the policy proposals on July 12, 2021.
As a result of these IOSCO and FSB reports, similar to the SEC in the U.S., UK and EU regulators are re-examining existing money market fund regulation in 2021. On March 26, 2021, ESMA published a consultation paper on the legislative review of the EU money market regulation. Similar to the PWG Report, IOSCO Paper and FSB Review, this consultation reviews the role played by money market funds in the March 2020 market turmoil, perceived structural vulnerabilities of money market funds and possible money market fund regulatory reforms that could be adopted. Most of the proposed reforms are similar to those set forth in the PWG Report, including decoupling the link between regulatory liquid asset thresholds and redemption fees and gates. The consultation period closed on June 30, 2021. ESMA is expected to consider responses from the consultation in an opinion on the review of the EU money market regulations in the second half of 2021.
The BoE also published a May 12, 2021 speech by BoE Governor Andrew Bailey in which he advocated for reforms to money market regulations in response to the March 2020 "dash for cash". The proposals outlined by Mr. Bailey in that speech align to the proposals of other global regulators, including U.S. regulators. The five proposals that he discussed were: (1) redemption terms should be aligned with the underlying liquidity of assets; (2) running minimal maturity mismatch risk; (3) money market funds should not hold less liquid assets on a scale that would make them more suitable to be traditional investment funds; (4) money market funds should not be designed with regulatory thresholds or cliff-edges which create adverse incentives and amplify first-mover advantage behavior; and (5) reforms should improve the ability of funds to support short-term funding markets, including by making them more resilient. On July 13, 2021, the BoE published a report, "Assessing the resilience of market-based finance," which sets forth the conclusions from a joint BoE and FCA review of the vulnerabilities associated with liquidity mismatch in open-end funds, including money market funds. Regarding money market funds, the report states: "To address vulnerabilities in the global money market fund sector, a robust and coherent package of international reforms needs to be identified. As noted in a speech by the Governor of the [BoE], it is important that any package removes the adverse incentives introduced by liquidity thresholds related to the use of suspensions, gates and redemption fees." The report identifies the following three priorities for remediating vulnerabilities in market-based finance: (1) limiting the demand for liquidity rising unduly in stress periods; (2) increasing the resilience of the supply of liquidity in stress periods; and (3) agreeing upon appropriate options for central banks to backstop market function. The report also discusses possible frameworks for consistently and realistically classifying the liquidity of fund assets and enhancing the calculation and use of swing pricing.

On July 1, 2021, the European Systemic Risk Board (ESRB) published an "Issues note on systemic vulnerabilities of and preliminary policy considerations to reform money market funds (MMFs)," in which the ESRB provides an overview of the money market fund sector in the EU, sets out its analysis of systemic vulnerabilities in money market funds, and identifies a broad set of preliminary policy options for money market fund reform. The Issues note, which primarily focuses on non-public

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
debt money market funds (i.e., non-Government money market funds), identifies the following systemic vulnerabilities: (1) the large footprint for these money market funds in the commercial paper and certificate of deposit markets; (2) high portfolio overlap; (3) lack of reliable asset liquidity in the commercial paper and certificate of deposit markets; and (4) interconnectedness and the pressure a low interest rate environment places on liquidity. The Issues note also identifies the following initial policy options for money market fund reform, among others: (1) decoupling regulatory thresholds; (2) capital requirements and buffers; (3) implementing redemption holdbacks; (4) imposing notice periods for redemptions; (5) removing stable NAV money market funds; and (6) improved availability and use of swing pricing.

On July 26, 2021, the EBA published a consultation paper "Draft Regulatory Technical Standards [(RTS)] on criteria for the identification of shadow banking entities under Article 394(4) of Regulation (EU) No 575/2013" that purports to set out criteria for the identification of shadow banking entities for the purposes of reporting large exposures. In the consultation, the EBA discusses money market UCITS funds as conducting shadow banking, which the EBA defines as entities that offer banking services and perform banking activities as defined in the draft RTS but are not regulated and are not being supervised in accordance with any of the acts that form the regulated framework for banking. Among other things, the consultation solicits comments on whether money market funds should be considered shadow banking entities. The consultation period ends on October 26, 2021.

Federated Hermes does not believe money market funds are shadow banking entities. As discussed above, Federated Hermes believes that money market funds are resilient investment products that have proven their resiliency during the Pandemic. Federated Hermes intends to engage with UK and EU (as well as U.S.), regulators in 2021, both individually and through industry groups, to shape any further money market fund reforms to avoid overly burdensome requirements or the erosion of benefits that money market funds can provide. Federated Hermes intends to submit similar comments to the ESMA consultation, and other consultations or reports, as it did to the SEC staff's request for comment, as well as meet with global regulators to discuss money market fund reform.
Since the beginning of the second quarter 2021, UK and EU regulators issued, proposed or adopted other new consultations, directives, rules, laws and guidance that impact UK and EU investment management industry participants, including Federated Hermes. For example:
•On June 28, 2021, the MiFID (Capital Markets) (Amendment) Regulations 2021 were published, which apply a post-Brexit "quick fix" by amending certain obligations under the Markets in Financial Instruments Directive II (MiFID II) for UK MiFID firms. Among other things, the amendments remove the requirement for investment managers to publish certain best execution reports and the requirement for investment managers to inform professional clients whenever the overall value of the portfolio depreciates by 10%. The amendments also simplify the content of periodic reports provided by investment managers to professional clients.
•On June 1, 2021, HM Treasury announced that the exemption for UCITS funds from the requirements of the PRIIPs Regulation will be extended by five years to December 31, 2026. Upon expiration of the exemption, UCITS funds will be required to comply with the KID requirement under PRIIPS. However, HM Treasury has stated that its intent during this time will be to review the entire UK retail disclosure regime and potentially recommend changes to the PRIIPs regulation or even recommend a successor regulation.
•On May 28, 2021, ESMA updated its opinion on collection of information for the effective monitoring of systemic risk under the first sub-paragraph of Article 24(5) of the Alternative Investment Fund Managers Directive (AIFMD). Specifically, ESMA provided details on three risk measures (value-at-risk, net FX delta and net commodity delta) that, in its view, NCAs could require alternative investment firm managers (AIFMs) to report on a periodic basis pursuant to Article 24(5) of the AIFMD.
•On May 27, 2021, ESMA released its final report on guidelines on marketing communications under the Regulation on Cross-Border Distribution of Funds. The guidelines specify the manner in which marketing communications should be identified as marketing communications, how they should describe the risks and rewards of an investment in an equally prominent manner, and that the communications should be presented in a fair, clear and forthright manner.
•On May 10, 2021, ESMA published final guidelines for financial institutions, including AIFMs, UCITS management companies, and MiFID investment firms on outsourcing to cloud service providers. The guidelines cover, among other topics, due diligence, documentation, oversight, monitoring, and exit strategies, as well as minimum elements for outsourcing agreements.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
•On May 7, 2021, the FCA published "Consultation Paper 21/12: A new authorized fund regime for investing in long term assets" to solicit public comment on a proposed regime to enable UK-authorized open-ended funds to invest more efficiently in long-term, illiquid assets. The consultation period ended on June 25, 2021.
•On April 29, 2021, the FCA published "Discussion Paper 21/1: Strengthening our financial promotion rules for high-risk investments and firms approving financial promotions" to solicit views on changes the FCA can make to strengthen its financial promotion rules for high-risk investments, and for authorized firms which approve financial promotions. The consultation period ended on July 1, 2021.
•On April 28, 2021, the FCA published "Consultation Paper 21/9: Changes to UK MIFID's conduct and organizational requirements," in which the FCA proposed capital market reform changes to the UK's regulatory regime relating to research and best execution to ensure the regime adapts to the current UK market structures and maintains the highest regulatory standards. The consultation period ended June 23, 2021.
Investment management industry participants, such as Federated Hermes, also have continued and will continue, to monitor, plan for and implement certain changes in response to previously issued new proposed or adopted rules and guidance. Previously proposed and final rules and guidance included, among others: (1) ESMA's updated guidelines for money market fund stress tests under the Money Market Fund Regulation; (2) the FCA's proposed rules on the IFPR, which is the new prudential regime for UK firms authorized under MiFID II; (3) prior CBI "Dear CEO" letters requesting Regulated Financial Services Providers to review the CBI's findings and observations from inspections regarding fund governance and fitness and probity and, if requested, report the results to the CBI; (4) ESMA's report regarding the preparedness of investment funds with significant exposure to corporate debt and real estate assets for potential future adverse liquidity conditions and valuation shocks; (5) a prior CBI "Dear CEO" letter requesting MiFID-authorized firms to review the CBI's findings and observations from inspections regarding MiFID best execution requirements for consumers and discuss the review at their next board meetings; (6) ESMA's "Consultation on guidelines on marketing communications under the regulation on facilitating cross-border distribution of collective investment funds" setting forth guidelines specifying the requirements for marketing communications sent to investors to promote UCITS and AIFs; (7) a prior CBI "Dear CEO" letter requesting that Irish management companies: (a) review and assess their operations against concerns identified by the CBI based on inspections regarding compliance with CP86, delegation, risk management, board approval of new funds, and fund governance; (b) review the findings at the next board meeting; and (c) timely implement a plan to make necessary changes; (8) a previous survey from the BoE and FCA of UK authorized open-ended funds and their liquidity management practices in response to the BoE's and FCA's review of vulnerabilities associated with the "liquidity mismatch" between funds that offer daily redemptions while at the same time holding assets that can take longer to sell in an orderly way; (9) a call for input from HM Treasury on its review of the UK funds regime, among other reasons, to identify options that will make the UK a more attractive location to set up, manage and administer funds; and (10) the CBI’s draft cross-industry guidance on outsourcing, which was published in February 2021, remained open for consultation until July 26, 2021, and, when finalized by the CBI later in 2021, will require Irish management companies to assess functions that are outsourced and maintain and submit to the CBI, beginning in January 2022, a register of all outsourcing arrangements. Moreover, EU Member States were required to transpose Money Laundering Directive 6 (MLD6) into national law by December 3, 2020, following which relevant regulations were required to be implemented by companies within the EU Member States by June 3, 2021. The UK has opted out of MLD6 as the UK Government considers that the existing UK legislation is already largely compliant with MLD6 measures. However, any regulated anti-money laundering-supervised UK business which operates in the EU must still comply with changes set out in MLD6. MLD6 harmonizes the definition of money laundering offenses, lists 22 predicate offenses and enforces a minimum penalty for money laundering offenses. The UK already considers any criminal offense as a predicate offense and its penalties already exceed the new requirements.
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
An EU FTT also continues to be discussed although it remains unclear if or when an agreement will be reached regarding its adoption. Since the European Commission first proposed an EU FTT in 2011, proponents of the FTT have sought the widest possible application of the FTT with low tax rates. In December 2019, Germany proposed a draft directive that would impose a 0.2% tax on purchases of shares of large companies worth more than €1 billion, which would cover over 500 companies. Initial public offerings (IPOs) would be excluded, and each Member State would be free to tax equity funds and similar products for private pensions. Under the German proposal, the five countries with the highest incomes would share a small part of their revenues with the other countries, so that each participating country would receive at least €20 million of FTT revenue. Germany expressed a commitment to introducing an FTT at the EU-level but, while Germany had the Presidency of the EU Council from July 1, 2020 to December 31, 2020, no formal action was taken. It had been reported that the key sticking point among participating Member States regarding this German proposal was the mechanism and formula used to distribute the funds raised among the Member States. On February 24, 2021, Portugal, the successor to the German Presidency of the EU Council, proposed at a meeting of the Working Party on Tax Questions to begin discussions at the EU level regarding the design of an EU FTT involving a gradual implementation by Member States based on the FTTs already implemented in France and Italy. Member States that would want to implement an FTT more quickly would be permitted to do so. Member States were invited to provide input on the proposed approach to the EU FTT design, whether the FTTs in France and Italy would be a solid basis for an EU FTT, and whether an EU FTT should apply to equity derivative transactions. Subject to certain exemptions, the French FTT levies a tax of up to 0.3% on stock purchases of French publicly traded companies with a market value over €1 billion, American and European depository receipts of covered company securities, high frequency trades, credit default swaps against EU sovereign debt, and certain corporate actions. Subject to certain exemptions, the Italian FTT levies a tax on equity transactions, certain derivative transactions on equities and certain high frequency trades of up to 0.2% of the value of the net balance of purchase and sale transactions executed on the same day on the same financial instrument by the same party. The Italian FTT applies to shares issued by Italian companies with a capitalization of at least €500 million, cash equity contracts, equity derivative contracts, and certain other equity transactions. It has been reported that Austria's Finance Minister has spoken out against the Portuguese proposal on the basis that an EU FTT would harm business. On May 18, 2021, the European Commission issued a communication on "Business Taxation for the 21st Century," in which the European Commission indicated that, after July 2021, it would make certain additional proposals, which could include an FTT.
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
The exact time needed to reach a final agreement on an EU FTT, implement any agreement and enact legislation is not known at this time. As discussed above, certain individual EU Member States, such as Italy and France, have implemented FTTs at the Member State-level. Spain's 0.2% FTT on certain securities transactions, effective on January 16, 2021, is another recent example. The weakened economy in Europe can increase the risk that additional jurisdictions propose to implement FTTs. The Labour Party in the UK has also previously proposed a UK FTT (in addition to the existing UK stamp duty), but it has not been advanced to date. The Pandemic also could delay agreement on, and the implementation of, an FTT in the EU, UK or other European countries.
Notwithstanding the impact of the Pandemic, global securities regulators are urging the adoption of new risk free reference rates as alternatives to LIBOR. Separate working groups have been formed in the UK, the U.S., the EU, and other jurisdictions (e.g., Japan and Switzerland), to recommend an alternative to LIBOR for their respective markets. The FCA, the BoE and the Prudential Regulation Authority, as well as other global regulators, continue efforts started in September 2018 regarding the transition from LIBOR to the Sterling Overnight Index Average (SONIA) by the end of 2021. On March 5, 2021, Intercontinental Exchange, Inc. (ICE) published a feedback statement from the ICE Benchmark Administration Limited, a wholly-owned subsidiary of ICE and the administrator of LIBOR, formally confirming its intention to: (1) cease the publication of the one-week and two-month USD LIBOR after December 31, 2021; (2) cease publication of the EUR, CHF, JPY and GBP LIBOR for all tenors after December 31, 2021; and (3) cease the publication of all other tenors of USD LIBOR after June 30, 2023. On June 2, 2021, IOSCO issued a statement urging all global market participants to "discontinue new use of USD LIBOR-linked contracts, as soon as practicable and no later than the end of 2021, to avoid the safety and soundness risks associated with the continued use." On June 2, 2021, the FSB released statements and reports that set out recommendations for financial and

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
non-financial sector firms, as well as the authorities, to consider as they seek to transition away from LIBOR by the end of 2021. The statements and reports include: (1) a summary of high-level steps firms will need to take now and over the course of 2021 to complete their transition; (2) a paper reviewing overnight risk-free rates and term rates; (3) a statement on the use of the International Swaps and Derivatives Association's (ISDA) spread adjustments in cash products; and (4) a statement encouraging authorities to set globally consistent expectations that regulated entities should cease the new use of USD LIBOR in line with the relevant timelines for that currency, regardless of where those trades are booked. On May 13, 2021, the FCA and BoE published a statement encouraging market users and liquidity providers in the sterling exchange-traded derivatives market to switch the default-traded instrument from LIBOR to SONIA from June 17, 2021. On April 19, 2021, the Working Group on Sterling-Free Rates, of which the BoE and FCA are ex-officio members, published a paper supporting the transition of legacy structured products where GBP LIBOR is used and encouraging market participants to amend existing structured products now and to issue new structured products based on compounded-in-arrears SONIA. On March 26, 2021, the FCA and BoE issued a "Dear CEO" letter urging firms to meet the deadlines for the transition away from LIBOR to alternative reference rates and advising that they are intensifying their focus on firms' management and oversight of the risks associated with the transition.
Legislators and regulators in the U.S. and other countries are also working on the transition from LIBOR, with particular emphasis on legacy financial agreements that lack sufficient "fallback" language to transition to a new reference rate in the event of LIBOR's cessation. The SEC and other regulators in the U.S. are undertaking efforts to identify risks and prepare for the transition from LIBOR to the Secured Overnight Financing Rate (SOFR) by the end of 2021. The SOFR was selected as the preferred LIBOR replacement in the U.S. by the Alternative Reference Rates Committee (ARRC) at the Federal Reserve Bank of New York. On May 6, 2021, the ARRC published market indicators that would support a recommendation of term SOFR and confirmed that "a recommended term rate is now in clear sight" and the recent guidance "would allow the ARRC to recommend a SOFR-based term rate relatively soon." Despite the extension of the transition deadline to June 30, 2023 for certain tenors of USD LIBOR, U.S. regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021. The Governors have indicated that, "[n]ew contracts entered into before December 31, 2021 should either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR's discontinuation." On October 23, 2020, ISDA published its ISDA 2020 IBOR Fallbacks Protocol, which enables parties to protocol-covered documents to amend their terms to: (1) regarding a protocol-covered document which incorporates, or references, a rate as defined in a Covered ISDA Definitions Booklet, include either the terms of, or a particular defined term included in, the Supplement to the 2006 ISDA Definitions; and (2) in respect of a protocol-covered document which otherwise references a relevant interbank lending rate (IBOR), include new fallbacks for that relevant IBOR. This protocol became effective January 25, 2021. On March 24, 2021, New York passed a law that implements fallback provisions that favor the transition to SOFR plus a spread adjustment for contracts without effective fallback provisions that are written under New York law. The New York law also provides a safe harbor from litigation where SOFR is selected as a replacement rate for USD LIBOR. Regulators have also taken note of the growing market demand for credit sensitive rates as alternatives to SOFR because term SOFR is not yet available and credit sensitive rates have a term component built in, which is operationally similar to LIBOR. During the open session of the June 11, 2021 FSOC meeting, SEC Chair Gensler delivered prepared remarks regarding the LIBOR transition in which he specifically condemned one such rate, the Bloomberg Short Term Bank Yield Index (BSBY), as featuring many of the same flaws as LIBOR, and generally advocated for term SOFR over BSBY.
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
While Brexit has not had a significant impact on Federated Hermes' business as of June 30, 2021, given the post-Brexit regulatory environment and potential impact of the Pandemic, Federated Hermes remains unable to fully assess the degree that any potential Brexit impact and resulting changes could have on Federated Hermes' business, results of operations, financial condition and/or cash flows. The HFML Acquisition, the HCL Acquisition and HFML's acquisition of MEPC Limited effective as of January 1, 2020 (MEPC Acquisition), each increased the potential Brexit impact to Federated Hermes. Management also believes that a UK FTT or EU FTT, particularly if enacted with broad application, would be detrimental to Federated Hermes' business and could adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Management continues to monitor and evaluate the impact of Regulatory Developments (including potential new money market fund reforms) on Federated Hermes' business, results of operations, financial condition and/or cash flows. Regulatory changes stemming from Brexit, money market fund reform, a EU or UK FTT, or FCA, CBI, ESMA, FSB, IOSCO or other initiatives or Regulatory Developments, as well as the potential political and economic uncertainty surrounding Brexit and the Pandemic, also can adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows. Similar to its efforts in the U.S., Federated Hermes has dedicated, and continues to dedicate, significant internal and external resources to analyze and address European reforms and other international Regulatory Developments that impact Federated Hermes' investment management and stewardship business.
European Regulatory Developments, and Federated Hermes' efforts relating thereto, have had, and can continue to have, an impact on Federated Hermes' expenses and, in turn, financial performance. As of June 30, 2021, Federated Hermes is unable to fully assess the potential impact that an FTT or other international Regulatory Developments can have on its business, results of operations, financial condition and/or cash flows. Federated Hermes also is unable to fully assess at this time whether, or the degree to which, Federated Hermes, any of its investment management subsidiaries or any of the Federated Hermes Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution. The HFML Acquisition, HCL Acquisition and MEPC Acquisition each increased the potential impact that the above matters can have on Federated Hermes' business, results of operations, financial condition and/or cash flows.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Asset Highlights
Managed Assets at Period End

	June 30,		Percent Change
(in millions)	2021	2020
By Asset Class
Equity	$100,506	$76,859	31%
Fixed-Income	90,801	73,143	24
Alternative / Private Markets	20,962	17,485	20
Multi-Asset	3,699	3,705	0
Total Long-Term Assets	215,968	171,192	26
Money Market	429,804	457,624	(6)
Total Managed Assets	$645,772	$628,816	3%

By Product Type
Funds:
Equity	$59,933	$43,723	37%
Fixed-Income	58,486	46,046	27
Alternative / Private Markets	13,225	11,037	20
Multi-Asset	3,517	3,516	0
Total Long-Term Assets	135,161	104,322	30
Money Market	301,971	344,846	(12)
Total Fund Assets	437,132	449,168	(3)
Separate Accounts:
Equity	40,573	33,136	22
Fixed-Income	32,315	27,097	19
Alternative / Private Markets	7,737	6,448	20
Multi-Asset	182	189	(4)
Total Long-Term Assets	80,807	66,870	21
Money Market	127,833	112,778	13
Total Separate Account Assets	208,640	179,648	16
Total Managed Assets	$645,772	$628,816	3%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(in millions)	2021	2020		2021	2020
By Asset Class
Equity	$99,165	$73,620	35%	$97,166	$78,194	24%
Fixed-Income	88,405	69,603	27	87,671	69,336	26
Alternative / Private Markets[1]	20,047	18,022	11	19,663	18,002	9
Multi-Asset	4,067	3,630	12	4,021	3,818	5
Total Long-Term Assets	211,684	164,875	28	208,521	169,350	23
Money Market	427,993	471,984	(9)	420,357	439,174	(4)
Total Average Managed Assets	$639,677	$636,859	0%	$628,878	$608,524	3%

By Product Type
Funds:
Equity	$58,662	$41,301	42%	$57,747	$43,149	34%
Fixed-Income	57,006	43,229	32	56,210	43,623	29
Alternative / Private Markets[1]	12,703	11,345	12	12,471	11,244	11
Multi-Asset	3,880	3,453	12	3,832	3,633	5
Total Long-Term Assets	132,251	99,328	33	130,260	101,649	28
Money Market	301,990	356,736	(15)	295,197	323,688	(9)
Total Average Fund Assets	434,241	456,064	(5)	425,457	425,337	0
Separate Accounts:
Equity	40,503	32,319	25	39,419	35,045	12
Fixed-Income	31,399	26,374	19	31,461	25,713	22
Alternative / Private Markets	7,344	6,677	10	7,192	6,758	6
Multi-Asset	187	177	6	189	185	2
Total Long-Term Assets	79,433	65,547	21	78,261	67,701	16
Money Market	126,003	115,248	9	125,160	115,486	8
Total Average Separate Account Assets	205,436	180,795	14	203,421	183,187	11
Total Average Managed Assets	$639,677	$636,859	0%	$628,878	$608,524	3%
1    The average balance for the six months ended June 30, 2020 includes $8.1 billion of fund assets managed by a previously non-consolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (3) to the Consolidated Financial Statements for additional information.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Equity Funds
Beginning Assets	$56,767	$36,955	$54,312	$48,112
Sales	3,454	3,094	9,103	7,486
Redemptions	(3,754)	(4,330)	(8,195)	(9,132)
Net Sales (Redemptions)	(300)	(1,236)	908	(1,646)
Net Exchanges	9	(56)	(363)	(87)
Impact of Foreign Exchange[1]	81	99	(180)	(245)
Market Gains and (Losses)[2]	3,376	7,961	5,256	(2,411)
Ending Assets	$59,933	$43,723	$59,933	$43,723

Equity Separate Accounts
Beginning Assets	$39,403	$31,284	$37,476	$40,899
Sales[3]	1,912	1,485	4,023	3,173
Redemptions[3]	(3,030)	(2,950)	(5,753)	(5,990)
Net Sales (Redemptions)[3]	(1,118)	(1,465)	(1,730)	(2,817)
Net Exchanges	(1)	0	403	(6)
Acquisitions/(Dispositions)	0	0	0	(71)
Impact of Foreign Exchange[1]	90	340	(244)	(84)
Market Gains and (Losses)[2]	2,199	2,977	4,668	(4,785)
Ending Assets	$40,573	$33,136	$40,573	$33,136

Total Equity
Beginning Assets	$96,170	$68,239	$91,788	$89,011
Sales[3]	5,366	4,579	13,126	10,659
Redemptions[3]	(6,784)	(7,280)	(13,948)	(15,122)
Net Sales (Redemptions)[3]	(1,418)	(2,701)	(822)	(4,463)
Net Exchanges	8	(56)	40	(93)
Acquisitions/(Dispositions)	0	0	0	(71)
Impact of Foreign Exchange[1]	171	439	(424)	(329)
Market Gains and (Losses)[2]	5,575	10,938	9,924	(7,196)
Ending Assets	$100,506	$76,859	$100,506	$76,859
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
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Fixed-Income Funds
Beginning Assets	$55,581	$40,601	$53,557	$44,223
Sales	8,216	8,356	17,451	14,628
Redemptions	(6,115)	(4,845)	(12,847)	(12,977)
Net Sales (Redemptions)	2,101	3,511	4,604	1,651
Net Exchanges	(9)	146	(53)	31
Impact of Foreign Exchange[1]	19	13	(19)	(128)
Market Gains and (Losses)[2]	794	1,775	397	269
Ending Assets	$58,486	$46,046	$58,486	$46,046

Fixed-Income Separate Accounts
Beginning Assets	$30,883	$24,114	$30,720	$24,800
Sales[3]	2,368	2,335	4,320	3,750
Redemptions[3]	(1,303)	(562)	(2,855)	(2,218)
Net Sales (Redemptions)[3]	1,065	1,773	1,465	1,532
Net Exchanges	2	0	2	0
Acquisitions/(Dispositions)	0	0	0	(1)
Impact of Foreign Exchange[1]	6	16	(16)	2
Market Gains and (Losses)[2]	359	1,194	144	764
Ending Assets	$32,315	$27,097	$32,315	$27,097

Total Fixed-Income
Beginning Assets	$86,464	$64,715	$84,277	$69,023
Sales[3]	10,584	10,691	21,771	18,378
Redemptions[3]	(7,418)	(5,407)	(15,702)	(15,195)
Net Sales (Redemptions)[3]	3,166	5,284	6,069	3,183
Net Exchanges	(7)	146	(51)	31
Acquisitions/(Dispositions)	0	0	0	(1)
Impact of Foreign Exchange[1]	25	29	(35)	(126)
Market Gains and (Losses)[2]	1,153	2,969	541	1,033
Ending Assets	$90,801	$73,143	$90,801	$73,143
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
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Alternative / Private Markets Funds
Beginning Assets[1]	$12,231	$11,365	$12,100	$11,389
Sales	881	704	1,185	1,328
Redemptions	(528)	(684)	(989)	(1,125)
Net Sales (Redemptions)	353	20	196	203
Net Exchanges	(1)	(3)	(2)	(1)
Impact of Foreign Exchange[2]	38	(19)	120	(698)
Market Gains and (Losses)[3]	604	(326)	811	144
Ending Assets	$13,225	$11,037	$13,225	$11,037

Alternative / Private Markets Separate Accounts
Beginning Assets	$7,070	$6,696	$6,984	$6,713
Sales[4]	449	88	623	352
Redemptions[4]	(18)	(277)	(188)	(418)
Net Sales (Redemptions)[4]	431	(189)	435	(66)
Acquisitions/(Dispositions)	0	0	0	452
Impact of Foreign Exchange[2]	16	(14)	73	(456)
Market Gains and (Losses)[3]	220	(45)	245	(195)
Ending Assets	$7,737	$6,448	$7,737	$6,448

Total Alternative / Private Markets
Beginning Assets[1]	$19,301	$18,061	$19,084	$18,102
Sales[4]	1,330	792	1,808	1,680
Redemptions[4]	(546)	(961)	(1,177)	(1,543)
Net Sales (Redemptions)[4]	784	(169)	631	137
Net Exchanges	(1)	(3)	(2)	(1)
Acquisitions/(Dispositions)	0	0	0	452
Impact of Foreign Exchange[2]	54	(33)	193	(1,154)
Market Gains and (Losses)[3]	824	(371)	1,056	(51)
Ending Assets	$20,962	$17,485	$20,962	$17,485
1    The beginning assets for the six months ended June 30, 2020 includes $8.2 billion of fund assets managed by a previously non-consolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (3) to the Consolidated Financial Statements for additional information.
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
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Multi-Asset Funds
Beginning Assets	$3,797	$3,330	$3,744	$4,000
Sales	88	47	153	120
Redemptions	(539)	(163)	(680)	(392)
Net Sales (Redemptions)	(451)	(116)	(527)	(272)
Net Exchanges	13	(5)	18	(19)
Market Gains and (Losses)[1]	158	307	282	(193)
Ending Assets	$3,517	$3,516	$3,517	$3,516

Multi-Asset Separate Accounts
Beginning Assets	$184	$164	$204	$199
Sales[2]	0	1	2	26
Redemptions[2]	(5)	(5)	(34)	(11)
Net Sales (Redemptions)[2]	(5)	(4)	(32)	15
Net Exchanges	1	0	1	0
Impact of Foreign Exchange[3]	0	0	(1)	0
Market Gains and (Losses)[1]	2	29	10	(25)
Ending Assets	$182	$189	$182	$189

Total Multi-Asset
Beginning Assets	$3,981	$3,494	$3,948	$4,199
Sales[2]	88	48	155	146
Redemptions[2]	(544)	(168)	(714)	(403)
Net Sales (Redemptions)[2]	(456)	(120)	(559)	(257)
Net Exchanges	14	(5)	19	(19)
Impact of Foreign Exchange[3]	0	0	(1)	0
Market Gains and (Losses)[1]	160	336	292	(218)
Ending Assets	$3,699	$3,705	$3,699	$3,705
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
Total Changes in Long-Term Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Total Long-Term Fund Assets
Beginning Assets[1]	$128,376	$92,251	$123,713	$107,724
Sales	12,639	12,201	27,892	23,562
Redemptions	(10,936)	(10,022)	(22,711)	(23,626)
Net Sales (Redemptions)	1,703	2,179	5,181	(64)
Net Exchanges	12	82	(400)	(76)
Impact of Foreign Exchange[2]	138	93	(79)	(1,071)
Market Gains and (Losses)[3]	4,932	9,717	6,746	(2,191)
Ending Assets	$135,161	$104,322	$135,161	$104,322

Total Long-Term Separate Accounts Assets
Beginning Assets	$77,540	$62,258	$75,384	$72,611
Sales[4]	4,729	3,909	8,968	7,301
Redemptions[4]	(4,356)	(3,794)	(8,830)	(8,637)
Net Sales (Redemptions)[4]	373	115	138	(1,336)
Net Exchanges	2	0	406	(6)
Acquisitions/(Dispositions)	0	0	0	380
Impact of Foreign Exchange[2]	112	342	(188)	(538)
Market Gains and (Losses)[3]	2,780	4,155	5,067	(4,241)
Ending Assets	$80,807	$66,870	$80,807	$66,870

Total Long-Term Assets
Beginning Assets[1]	$205,916	$154,509	$199,097	$180,335
Sales[4]	17,368	16,110	36,860	30,863
Redemptions[4]	(15,292)	(13,816)	(31,541)	(32,263)
Net Sales (Redemptions)[4]	2,076	2,294	5,319	(1,400)
Net Exchanges	14	82	6	(82)
Acquisitions/(Dispositions)	0	0	0	380
Impact of Foreign Exchange[2]	250	435	(267)	(1,609)
Market Gains and (Losses)[3]	7,712	13,872	11,813	(6,432)
Ending Assets	$215,968	$171,192	$215,968	$171,192
1    The beginning assets for the six months ended June 30, 2020 includes $8.2 billion of fund assets managed by a previously non-consolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (3) to the Consolidated Financial Statements for additional information.
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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Six Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
By Asset Class
Money Market	67%	72%	20%	43%
Equity	15%	13%	52%	36%
Fixed-Income	14%	11%	18%	13%
Alternative / Private Markets	3%	3%	7%	5%
Multi-Asset	1%	1%	2%	2%
Other	—%	—%	1%	1%
By Product Type
Funds:
Money Market	47%	53%	17%	40%
Equity	9%	7%	41%	28%
Fixed-Income	9%	7%	15%	11%
Alternative / Private Markets	2%	2%	5%	3%
Multi-Asset	1%	1%	2%	2%
Separate Accounts:
Money Market	20%	19%	3%	3%
Equity	6%	6%	11%	8%
Fixed-Income	5%	4%	3%	2%
Alternative / Private Markets	1%	1%	2%	2%
Other	—%	—%	1%	1%
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
As of June 30, 2021, total managed assets increased 3% from June 30, 2020, primarily due to increases in equity and fixed-income assets, partially offset by a decrease in money market assets. Total average money market assets decreased 9% and 4% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. Period-end money market assets decreased 6% at June 30, 2021 as compared to June 30, 2020. Average equity assets increased 35% and 24% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. Period-end equity assets increased 31% at June 30, 2021 as compared to June 30, 2020 primarily due to market appreciation. Average fixed-income assets increased 27% and 26% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. Period-end fixed-income assets increased 24% at June 30, 2021 as compared to June 30, 2020 primarily due to net sales and, to a lesser extent, market appreciation.
Equities continued to rally in the second quarter, driven by accelerating economic and earnings growth. Led by a rebound in technology stocks, the Nasdaq Composite Index climbed 9.7%, the Standard and Poor's 500 index advanced 8.5% and the Dow Jones Industrial Average rose 5.1% over the three-month period ended June 30, 2021. Overseas stocks also rose, though less so because of slower vaccination rollouts and a resurgence in Covid-19 caseloads as the more contagious Delta variant spread. During the reporting period, the MSCI World ex USA Index gained 4.9% and the MSCI All Country World ex USA Index increased 4.8%. In the fixed-income markets, the second quarter saw longer U.S. Treasury yields reverse. After climbing the first three months of the year, they fell steadily over the subsequent three months, with the 10-year Treasury declining 28 basis points to 1.47% and the 30-year Treasury falling 32 basis points to 2.1%. The decline in long yields came despite stronger-than-

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
expected increases in inflation, which led the policy-setting FOMC to signal after its mid-June meeting that it will shift initial increases in the federal fund target rates into 2023 from 2024. Policymakers also increased the rates on the Reverse Repo Facility and the Interest on Excess Reserves by 5 basis points each. Combined, the moves and accompanying rhetoric from Fed authorities helped lift rates across the short end, causing the overall yield curve to flatten over the three months, as 2-year and 3-year Treasury yields rose a respective 9 and 13 basis points during the period.
Results of Operations
Revenue. Revenue decreased $49.7 million for the three-month period ended June 30, 2021 as compared to the same period in 2020 primarily due to an increase of $98.1 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact) and a decrease in money market revenue of $20.0 million due to lower average money market assets. These decreases were partially offset by an increase in equity and fixed-income revenue of $45.9 million and $14.3 million, respectively, due to higher average assets.
Revenue decreased $67.7 million for the six-month period ended June 30, 2021 as compared to the same period in 2020 primarily due to an increase of $180.8 million in Voluntary Yield-related Fee Waivers and a decrease in money market revenue of $15.4 million due to lower average money market assets. These decreases were partially offset by an increase in equity and fixed-income revenue of $76.0 million and $25.8 million, respectively, due to higher average assets, an increase of $7.8 million as a result of the consolidation of certain VIEs not previously consolidated prior to 2021 related to the HCL Acquisition (see Note (3) to the Consolidated Financial Statements) and an increase in alternative/private market revenue of $7.3 million primarily due to the revenue of a previously nonconsolidated entity being recorded to operating revenue beginning in March 2020.
For the six-month period ended June 30, 2021 and 2020, Federated Hermes' ratio of revenue to average managed assets was 0.21% and 0.24%, respectively. The decrease in the rate was primarily due to the reduction of revenue from higher Voluntary Yield-related Fee Waivers, partially offset by a higher proportion of revenue earned on average equity and fixed-income assets during the first six months of 2021 compared to the same period in 2020.
Operating Expenses. Total Operating Expenses for the three-month period ended June 30, 2021 decreased $34.2 million as compared to the same period in 2020 primarily due to a decrease of $50.9 million in Distribution expense primarily related to a decrease in expense of $53.3 million due to an increase in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact). This was partially offset by an increase in Compensation and Related expense of $9.2 million driven primarily by (1) an increase of $5.6 million due to the increase in the average Great British Pound (GBP) rate for the three-month period ended June 30, 2021 as compared to the same period in 2020 and (2) an increase of $2.1 million related to an increase in staff.
Total Operating Expenses for the six-month period ended June 30, 2021 decreased $57.0 million as compared to the same period in 2020 primarily due to a decrease of $102.7 million in Distribution expense primarily related to a decrease in expense of $114.5 million due to an increase in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact). This was partially offset by an increase in Compensation and Related expense of $37.5 million driven primarily by (1) an increase of $8.9 million due to the increase in the average GBP rate for the six-month period ended June 30, 2021 as compared to the same period in 2020, (2) an increase of $7.8 million as a result of the consolidation of certain VIEs not previously consolidated prior to 2021 related to the HCL Acquisition (see Note (3) to the Consolidated Financial Statements), (3) an increase of $4.9 million related to the compensation expenses of a previously nonconsolidated entity being recorded to Compensation and Related expense beginning in March 2020 and (4) an increase of $4.8 million related to an increase in staff.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net decreased $7.2 million for the three-month period ended June 30, 2021 as compared to the same period in 2020. The decrease is primarily due to a $7.6 million decrease in Gain (Loss) on Securities, net due to a smaller increase in the market value of investments in the second quarter of 2021 compared to a larger increase in the market value of investments during the same period in 2020 resulting from the recovery in the markets following the initial onset of the Pandemic.
Nonoperating Income (Expenses), net increased $1.7 million for the six-month period ended June 30, 2021 as compared to the same period in 2020. The increase is primarily due to a $9.6 million increase in Gain (Loss) on Securities, net primarily due to an increase in the market value of investments in the first half of 2021 as opposed to a decrease in the market value of investments during the same period in 2020. This increase was partially offset by a $7.5 million gain from a fair value

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
adjustment to an equity investment of a previously nonconsolidated entity recorded in Nonoperating Income (Expenses) -Other, net in March 2020.
Income Taxes. The income tax provision was $35.2 million for the three-month period ended June 30, 2021 as compared to $26.5 million for the same period in 2020. The increase in the income tax provision was primarily due to a $14.5 million increase to deferred tax expense associated with the change in the UK tax rate from 19% to 25% effective April 1, 2023. The effective tax rate was 39.7% for the three-month period ended June 30, 2021 as compared to 23.8% for the same period in 2020. The increase in the effective tax rate was primarily due to the increase in deferred tax expense associated with the UK tax rate increase.
The income tax provision was $60.2 million for the six-month period ended June 30, 2021 as compared to $48.9 million for the same period in 2020. The increase in the income tax provision was primarily due to the increase to deferred tax expense associated with the change in the UK tax rate from 19% to 25% effective April 1, 2023. The effective tax rate was 32.0% for the six-month period ended June 30, 2021 as compared to 24.8% for the same period in 2020. The increase in the effective income tax rate was primarily due to the increase in deferred tax expense associated with the UK tax rate increase.
Net Income Attributable to Federated Hermes, Inc. Net income decreased $25.3 million for the three-month period ended June 30, 2021 as compared to the same period in 2020, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended June 30, 2021 decreased $0.24 as compared to the same period in 2020 primarily due to decreased net income.
Net income decreased $15.0 million for the six-month period ended June 30, 2021 as compared to the same period in 2020, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the six-month period ended June 30, 2021 decreased $0.13 as compared to the same period in 2020 primarily due to decreased net income.
Liquidity and Capital Resources
Liquid Assets. At June 30, 2021, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $390.7 million as compared to $432.5 million at December 31, 2020. The change in liquid assets is discussed below.
At June 30, 2021, Federated Hermes' liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and certain other countries subject to economic sanctions. Federated Hermes' experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $197 million in AUM) that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes' credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $55.0 million for the six months ended June 30, 2021 as compared to net cash provided totaling $153.4 million for the same period in 2020. The decrease of $98.4 million was primarily due to (1) a net increase of $68.7 million in cash paid for trading securities for the six months ended June 30, 2021 as compared to the same period in 2020, (2) a decrease in cash received related to the $67.7 million decrease in revenue previously discussed, (3) an increase of $43.9 in cash paid for taxes for the six months ended June 30, 2021 as compared to the same period in 2020 and (4) an increase of $32.7 million in cash paid for incentive compensation for the six months ended June 30, 2021 as compared to the same period in 2020. These decreases were partially offset by a decrease in cash paid related to the $102.7 million decrease in Distribution expense previously discussed.
Cash Provided by Investing Activities. During the six-month period ended June 30, 2021, net cash provided by investing activities was $5.0 million, which primarily represented $13.9 million in cash received from redemptions of Investments—Affiliates and Other, partially offset by $5.6 million paid for purchases of Investments—Affiliates and Other and $3.3 million paid for property and equipment.
Cash Used by Financing Activities. During the six-month period ended June 30, 2021, net cash used by financing activities was $111.8 million due primarily to $78.0 million paid for treasury stock purchases, $53.3 million or $0.54 per share paid in dividends to holders of its common shares and $10.0 million paid in connection with its debt obligations. This was partially

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
offset by $34.4 million of contributions from noncontrolling interests in subsidiaries.
Borrowings. As of June 30, 2021, Federated Hermes' Credit Agreement consists of a $375 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of June 30, 2021, Federated Hermes has $310 million available to borrow under the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information on the Credit Agreement and Note (19) for information regarding an amendment to the Credit Agreement.
The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the six months ended June 30, 2021. An interest coverage ratio of at least 4 to 1 is required and, as of June 30, 2021, Federated Hermes' interest coverage ratio was 393 to 1. A leverage ratio of no more than 3 to 1 is required and, as of June 30, 2021, Federated Hermes' leverage ratio was 0.14 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.
Future Cash Needs. Management expects that principal uses of cash will include funding business acquisitions and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, repaying debt obligations, paying taxes, repurchasing company stock, purchasing ordinary shares of a subsidiary, developing and seeding new products and strategies, modifying existing products, strategies and relationships, and funding property and equipment (including technology). Any number of factors may cause Federated Hermes' future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees may continue to increase.
On July 29, 2021, the board of directors declared a $0.27 per share dividend to shareholders of record as of August 6, 2021 to be paid on August 13, 2021.
After evaluating Federated Hermes' projected liquid assets, expected continuing cash flow from operations, its borrowing capacity under the Amended Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet its present and reasonably foreseeable cash needs.
Financial Position
The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations. This discussion excludes certain material fluctuations primarily due to the HCL Acquisition (see Note (3) to the Consolidated Financial Statements).
Investments—Consolidated Investment Companies at June 30, 2021 increased $7.6 million from December 31, 2020 primarily due to an increase of $37.0 million due to the consolidation of two VREs and a VIE in the first half of 2021 and an increase of $6.0 million related to net purchases in existing consolidated products. These increases were partially offset by a $36.4 million decrease related to the deconsolidation of two VREs and the liquidation of a VRE during the first half of 2021.
Investments—Affiliates and Other at June 30, 2021 increased $26.0 million from December 31, 2020 primarily due to the deconsolidation of a VRE in the first half of 2021 which reclassified Federated Hermes' investment into Investments—Affiliates and Other.
Prepaid Expenses at June 30, 2021 increased $12.0 million from December 31, 2020 primarily due to an increase of $8.0 million in prepaid taxes resulting from estimated taxes paid on an annualized basis being in excess of year-to-date current tax expense.
Accrued Compensation and Benefits at June 30, 2021 decreased $68.9 million from December 31, 2020 primarily due to the 2020 accrued annual incentive compensation being paid in the first quarter of 2021 ($133.9 million), partially offset by 2021 incentive compensation accruals recorded at June 30, 2021 ($64.7 million).

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Other Current Liabilities at June 30, 2021 increased $11.7 million from December 31, 2020 primarily due to a newly consolidated VIE in the first half of 2021.
Long-Term Deferred Tax Liability, net at June 30, 2021 increased $18.0 million from December 31, 2020 primarily due to the revaluation of the foreign deferred tax liability associated with the change in the UK tax rate from 19% to 25% effective April 1, 2023.
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
The continued uncertainty caused by the Pandemic resulted in management determining that an indicator of potential impairment existed beginning in the first quarter of 2020 for certain indefinite-lived intangible assets totaling £150.3 million ($207.9 million as of June 30, 2021) acquired in connection with the 2018 HFML Acquisition. A discounted cash flow analysis resulted in no impairment as of each quarter end for 2020 and the first quarter 2021 since the estimated fair value of these intangible assets exceeded the carrying value. An additional discounted cash flow analysis prepared as of June 30, 2021 resulted in the estimated fair value exceeding the carrying value by less than 5%. The key assumptions in the discounted cash flow analysis include revenue growth rates, pre-tax profit margins and the discount rate applied to the projected cash flows. The risk of future impairment increases with a decrease in projected cash flows and/or an increase in the discount rate. As of June 30, 2021, an increase or decrease of 10% in projected revenue growth rates would result in a corresponding change to estimated fair value of approximately 6% and 5%, respectively. An increase or decrease of 10% in pre-tax profit margins would result in a corresponding change to estimated fair value of approximately 14%. An increase or decrease in the discount rate of 25 basis points would result in an inverse change to estimated fair value of approximately 3%. The market volatility and other events related to the Pandemic could further reduce the AUM, revenues and earnings associated with these intangible assets and may result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which may result in an impairment. For additional information on risks related to the Pandemic, see Item 1A - Risk Factors included in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020.
Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
Federated Hermes has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency risk when translated into U.S. dollars upon consolidation. During 2021, a British Pound Sterling-denominated, majority-owned subsidiary of Federated Hermes entered into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar (combined notional amount of £61.6 million as of June 30, 2021). This subsidiary is exposed to foreign currency exchange risk as a result of a portion of its revenue being earned in U.S. Dollars. Management considered a hypothetical 20% fluctuation in the currency exchange rate and determined that the impact of such a fluctuation could impact Federated Hermes’ financial condition and results of operations by approximately $12 million.
As of June 30, 2021, there were no other material changes to Federated Hermes' exposures to market risk that would require an update to the disclosures provided in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020.

Part I, Item 4. Controls and Procedures
(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes' President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated Hermes' disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated Hermes' disclosure controls and procedures were effective at June 30, 2021.
(b)There has been no change in Federated Hermes' internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, Federated Hermes' internal control over financial reporting.
Part II, Item 1. Legal Proceedings
Information regarding this Item is contained in Note (15) to the Consolidated Financial Statements.
Part II, Item 1A. Risk Factors
There are no material changes to the risk factors included in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020.
Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table summarizes stock repurchases under Federated Hermes' share repurchase program during the second quarter of 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April[2]	68,100	$30.02	65,000	4,091,755
May	505,000	31.96	505,000	3,586,755
June	420,000	32.41	420,000	3,166,755
Total	993,100	$32.02	990,000	3,166,755
1    In April 2020, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 3.5 million shares of Class B common stock. This program was fulfilled in May 2021. In April 2021, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 4.0 million shares of Class B common stock. No other program existed as of June 30, 2021. See Note (13) to the Consolidated Financial Statements for additional information on this program.
2    In April 2021, 3,100 shares of Class B common stock with a weighted-average price of $3.00 per share were repurchased as employees forfeited restricted stock.

Part II, Item 6. Exhibits

The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:

Exhibit 10.1 – The Fourth Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Federated Hermes, Inc. certain subsidiaries as guarantors party thereto, the banks as lenders party thereto, and PNC Bank, National Association, PNC Capital Markets LLC, Citigroup Global Markets, Inc., Citibank, N.A. and Toronto-Dominion Bank, New York Branch (filed herewith) *

Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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
Exhibit 101.DEF – Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB – Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE – Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104 – Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Federated Hermes agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federated Hermes, Inc.
(Registrant)

Date	August 3, 2021	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	August 3, 2021	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer