Form 10-Q
period 2021-09-30
FEDERATED HERMES, INC.
filed 2021-10-29
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of October 22, 2021, the Registrant had outstanding 9,000 shares of Class A Common Stock and 96,843,698 shares of Class B Common Stock.

FORWARD-LOOKING STATEMENTS

Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that could cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "can," "may," and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management's assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: the coronavirus and pandemic, their impact and status, and plans in response; asset flows, levels, values and mix or their impact; business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; fee rates and recognition; sources and levels of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses (Consideration Payable to Customers) and fee waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances and the degree to which Fee Waivers will be implemented; whether and when revenue is recognized; whether performance fees or carried interest will be earned or repaid or clawed-back; whether and when capital contributions could be made; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the timing and nature of payment obligations; acquisition-related matters, including future contingent consideration payments; payment obligations pursuant to incentive compensation arrangements; business and market expansion opportunities, including, anticipated, or acceleration of, global growth; interest and principal payments, expenses and repayment obligations; taxes and the impact of tax law changes; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes' product and market performance and Federated Hermes' performance indicators; investor preferences; market conditions, product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; legal proceedings; the pace, timing, impact, effects and other consequences of the current regulatory environment, regulatory developments and continuing regulatory oversight by United States (U.S.) and foreign regulators and other authorities; the attractiveness and resiliency of money market funds; dedication of resources; the adoption and impact of accounting policies, new accounting pronouncements and accounting treatment determinations; compliance, and related legal, compliance and other professional services expenses; level and impact of changes in currency exchange rates; interest rate, concentration, market, currency and other risks; and various other items set forth under Item 1A - Risk Factors in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes' business and results, including by changing Federated Hermes' asset flows, levels, and mix, and business mix, which could cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to incentive compensation arrangements can be based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes' success in developing, structuring and distributing its products and strategies, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated Hermes' products to customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes' risks and uncertainties also include liquidity and credit risks in Federated Hermes' money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, Fee Waivers, and the ability of Federated Hermes to collect fees in connection with the management of such products. Many of these factors could be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that could impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$201,692	$301,819
Investments—Consolidated Investment Companies	54,075	91,359
Investments—Affiliates and Other	89,318	45,593
Receivables, net of reserve of $16 and $16, respectively	67,374	64,857
Receivables—Affiliates	31,381	41,107
Prepaid Expenses	27,445	22,130
Other Current Assets	6,757	8,478
Total Current Assets	478,042	575,343
Long-Term Assets
Goodwill	798,258	800,267
Intangible Assets, net of accumulated amortization of $36,076 and $26,372, respectively	472,920	481,753
Property and Equipment, net of accumulated depreciation of $110,322 and $106,317, respectively	49,421	52,610
Right-of-Use Assets, net	111,718	122,078
Other Long-Term Assets	36,050	28,788
Total Long-Term Assets	1,468,367	1,485,496
Total Assets	$1,946,409	$2,060,839
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$62,648	$61,736
Accrued Compensation and Benefits	133,123	170,646
Lease Liabilities	17,181	15,845
Other Current Liabilities	21,760	17,219
Total Current Liabilities	234,712	265,446
Long-Term Liabilities
Long-Term Debt	102,150	75,000
Long-Term Deferred Tax Liability, net	205,317	187,937
Long-Term Lease Liabilities	109,290	121,922
Other Long-Term Liabilities	34,617	36,550
Total Long-Term Liabilities	451,374	421,409
Total Liabilities	686,086	686,855
Commitments and Contingencies (Note (15))
TEMPORARY EQUITY
Redeemable Noncontrolling Interest in Subsidiaries	55,472	236,987
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders' Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 109,505,456 Shares Issued	441,924	418,669
Additional Paid-In Capital from Treasury Stock Transactions	30	0
Retained Earnings	1,153,539	1,027,699
Treasury Stock, at Cost, 12,531,058 and 10,174,013 Shares Class B Common Stock, respectively	(403,807)	(324,731)
Accumulated Other Comprehensive Income (Loss), net of tax	12,976	15,171
Total Permanent Equity	1,204,851	1,136,997
Total Liabilities, Temporary Equity and Permanent Equity	$1,946,409	$2,060,839
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Investment Advisory Fees, net—Affiliates	$163,806	$202,978	$496,747	$573,242
Investment Advisory Fees, net—Other	66,404	57,111	195,441	172,633
Administrative Service Fees, net—Affiliates	76,853	83,028	228,904	238,960
Other Service Fees, net—Affiliates	15,377	17,952	46,439	87,765
Other Service Fees, net—Other	4,149	3,386	11,271	11,750
Total Revenue	326,589	364,455	978,802	1,084,350
Operating Expenses
Compensation and Related	131,996	126,186	408,385	365,104
Distribution	38,486	73,726	120,990	258,925
Systems and Communications	18,537	16,193	56,086	46,179
Professional Service Fees	14,294	14,006	44,052	41,162
Office and Occupancy	11,036	10,578	33,358	32,539
Advertising and Promotional	4,660	2,921	12,107	10,981
Travel and Related	1,643	542	2,838	4,026
Other	7,535	6,922	23,297	22,058
Total Operating Expenses	228,187	251,074	701,113	780,974
Operating Income	98,402	113,381	277,689	303,376
Nonoperating Income (Expenses)
Investment Income, net	686	770	2,466	3,171
Gain (Loss) on Securities, net	(644)	5,852	6,980	3,840
Debt Expense	(476)	(494)	(1,313)	(2,211)
Other, net	(1,319)	103	(1,158)	8,426
Total Nonoperating Income (Expenses), net	(1,753)	6,231	6,975	13,226
Income Before Income Taxes	96,649	119,612	284,664	316,602
Income Tax Provision	23,163	32,928	83,353	81,852
Net Income Including the Noncontrolling Interests in Subsidiaries	73,486	86,684	201,311	234,750
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	2,124	862	(419)	3,554
Net Income	$71,362	$85,822	$201,730	$231,196
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic	$0.73	$0.86	$2.05	$2.30
Earnings Per Common Share—Diluted	$0.73	$0.85	$2.04	$2.29
Cash Dividends Per Share	$0.27	$0.27	$0.81	$0.81
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Income Including the Noncontrolling Interests in Subsidiaries	$73,486	$86,684	$201,311	$234,750

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	(7,248)	16,239	(2,195)	(9,333)
Temporary Equity
Foreign Currency Translation Gain (Loss)	(9,953)	7,316	(7,655)	(4,573)
Other Comprehensive Income (Loss), net of tax	(17,201)	23,555	(9,850)	(13,906)
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	56,285	110,239	191,461	220,844
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interest in Subsidiaries	(7,829)	8,178	(8,074)	(1,019)
Comprehensive Income Attributable to Federated Hermes, Inc.	$64,114	$102,061	$199,535	$221,863
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders' Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2020	$418,858	$0	$1,027,699	$(324,731)	$15,171	$1,136,997	$236,987
Net Income (Loss)	0	0	74,484	0	0	74,484	(138)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	3,558	3,558	1,430
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	25,762
Consolidation (Deconsolidation)	0	0	0	0	0	0	(16,237)
Stock Award Activity	9,216	0	(15,234)	15,249	0	9,231	2,481
Dividends Declared	0	0	(26,788)	0	0	(26,788)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(1,898)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	2,670	0	0	2,670	(2,670)
Purchase of Treasury Stock	0	0	0	(45,030)	0	(45,030)	0
Balance at March 31, 2021	$428,074	$0	$1,062,831	$(354,512)	$18,729	$1,155,122	$245,717
Net Income (Loss)	0	0	55,884	0	0	55,884	(2,405)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	1,495	1,495	868
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	899,962
Consolidation (Deconsolidation)	0	0	0	0	0	0	(894,175)
Stock Award Activity	7,760	0	(189)	205	0	7,776	2,518
Dividends Declared	0	0	(26,550)	0	0	(26,550)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(1,016)
Purchase of Treasury Stock	0	0	0	(31,797)	0	(31,797)	0
Balance at June 30, 2021	$435,834	$0	$1,091,976	$(386,104)	$20,224	$1,161,930	$251,469
Net Income (Loss)	0	0	71,362	0	0	71,362	2,124
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(7,248)	(7,248)	(9,953)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	66,903
Consolidation (Deconsolidation)	0	0	0	0	0	0	(74,836)
Stock Award Activity	6,279	30	0	0	0	6,309	2,557
Dividends Declared	0	0	(26,301)	0	0	(26,301)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(1,178)
Acquisition of Additional Equity of HFML	0	0	0	0	0	0	(165,112)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	16,502	0	0	16,502	(16,502)
Purchase of Treasury Stock	0	0	0	(17,703)	0	(17,703)	0
Balance at September 30, 2021	$442,113	$30	$1,153,539	$(403,807)	$12,976	$1,204,851	$55,472
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

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2021	2020
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$201,311	$234,750
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Depreciation and Amortization	22,639	22,431
Share-Based Compensation Expense	23,283	20,224
Subsidiary Share-Based Compensation Expense	7,556	6,404
(Gain) Loss on Disposal of Assets	(6,975)	1,590
Provision (Benefit) for Deferred Income Taxes	19,495	11,907
Consolidation/(Deconsolidation) of Other Entities	10,379	(3,051)
Net Unrealized (Gain) Loss on Investments	27	(5,397)
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(129,647)	(7,516)
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	3,914	5,998
(Increase) Decrease in Prepaid Expenses and Other Assets	3,887	(9,317)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(36,769)	(27,411)
Increase (Decrease) in Other Liabilities	(18,144)	(7,154)
Net Cash Provided (Used) by Operating Activities	100,956	243,458
Investing Activities
Purchases of Investments—Affiliates and Other	(7,221)	(19,050)
Cash Paid for Business Acquisitions, Net of Cash Acquired	(5,324)	2,697
Proceeds from Redemptions of Investments—Affiliates and Other	33,291	6,415
Cash Paid for Property and Equipment	(7,753)	(8,559)
Net Cash Provided (Used) by Investing Activities	12,993	(18,497)
Financing Activities
Dividends Paid	(79,668)	(81,612)
Purchases of Treasury Stock	(92,426)	(53,145)
Distributions to Noncontrolling Interest in Subsidiaries	(4,092)	(10,455)
Contributions from Noncontrolling Interest in Subsidiaries	101,297	15,014
Payments to Acquire Additional Equity in HFML	(163,696)	0
Proceeds from New Borrowings	82,150	100,000
Payments on Debt	(55,000)	(110,000)
Other Financing Activities	(1,948)	(1,616)
Net Cash Provided (Used) by Financing Activities	(213,383)	(141,814)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(2,758)	(3,408)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(102,192)	79,739
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	308,635	249,511
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	206,443	329,250
Less: Restricted Cash Recorded in Other Current Assets	4,449	6,091
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	302	312
Cash and Cash Equivalents	$201,692	$322,847
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
(3) Equity Acquisition and Business Combination
2021 Acquisition of HFML Noncontrolling Interest
On August 31, 2021 (Closing Date), Federated Hermes completed the acquisition of a 29.5% noncontrolling interest in Hermes Fund Managers Limited (HFML) from BT Pension Scheme (BTPS) for £116.5 million ($160.2 million) pursuant to the terms of a certain Put and Call Option Deed, dated July 2, 2018 (the Option Deed), between BTPS and Federated Hermes (2021 Acquisition of HFML Noncontrolling Interest). Because Federated Hermes had previously acquired a 60% controlling interest in HFML from BTPS as of July 1, 2018 (2018 HFML Acquisition), the 2021 Acquisition of HFML Noncontrolling Interest was accounted for as an acquisition of additional equity. The difference between the carrying value of the BTPS noncontrolling interest and the purchase price was reclassified from temporary equity to permanent equity. The remaining approximate 10% of the equity interests of HFML is held in an employee benefit trust for the benefit of certain members of HFML's management and other key employees under a long-term incentive plan established in connection with the 2018 HFML Acquisition.
Pursuant to the Option Deed, Federated Hermes and BTPS agreed upon a third-party valuation company, which determined the fair value of HFML for purposes of the Option Deed. The Option Deed provided that the consideration to be paid for BTPS' remaining interest in HFML would be based on BTPS' equity proportion of the fair value of HFML as determined in accordance with the terms of the Option Deed. Federated Hermes paid the purchase price by using a combination of cash on hand and borrowings under its corporate credit facility. Upon completion of the acquisition on the Closing Date, BTPS no longer has any ownership interest in HFML nor any representation on HFML's board of directors.

Notes to the Consolidated Financial Statements
(unaudited)
HCL Acquisition
On March 5, 2020, Federated Hermes acquired, effective as of March 1, 2020, 100 percent ownership of HGPE Capital Limited (HCL Acquisition) for £15.9 million ($20.4 million). The principal activity of HGPE Capital Limited is that of a holding company for an infrastructure and private equity investment management business. As a result of the HCL Acquisition, Federated Hermes gained control of Hermes GPE LLP (HGPE) (collectively with HGPE Capital Limited, HCL). The addition of London-based HCL provides the opportunity to further accelerate and broaden Federated Hermes' global growth.
The HCL Acquisition included upfront cash payments that totaled £11.2 million ($14.3 million). The transaction also includes contingent purchase price payments payable through December 2024 that were deposited into escrow. The maximum contingent purchase price payments, recorded in Other Long-Term Liabilities, totaled £3.5 million ($4.5 million as of March 1, 2020), which represents the payment of certain future carried interest.
Prior to March 1, 2020, Federated Hermes accounted for its partial ownership interest in HGPE (through its ownership of HFML) as an equity-method investment recorded in Other Long-Term Assets on the Consolidated Balance Sheets. Management used an independent valuation expert to assist in estimating the fair value of this equity interest in HGPE using primarily the discounted cash flow methodology under the income approach. The acquisition-date fair value of this previous equity interest was $34.5 million. In the first quarter 2020, Federated Hermes recognized a gain of $7.5 million as a result of remeasuring the prior equity interest in HGPE held before the business combination and the consolidation of HGPE. This gain is included in Nonoperating Income (Expenses) - Other, net on the Consolidated Statements of Income.
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

Notes to the Consolidated Financial Statements
(unaudited)
(4) Revenue from Contracts with Customers
The following table presents Federated Hermes' revenue disaggregated by asset class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Equity	$172,349	$138,590	$510,302	$399,208
Fixed-income	60,622	49,407	175,115	139,705
Money market	55,726	143,391	185,704	452,240
Other[1]	37,892	33,067	107,681	93,197
Total Revenue	$326,589	$364,455	$978,802	$1,084,350
1    Primarily includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), multi-asset and stewardship services revenue.
The following table presents Federated Hermes' revenue disaggregated by performance obligation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Asset Management[1]	$230,210	$260,089	$692,188	$745,875
Administrative Services	76,853	83,028	228,904	238,960
Distribution[2]	12,460	15,273	37,679	79,786
Other[3]	7,066	6,065	20,031	19,729
Total Revenue	$326,589	$364,455	$978,802	$1,084,350
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
3    Primarily includes shareholder service fees and stewardship services revenue.
The following table presents Federated Hermes' revenue disaggregated by geographical market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Domestic	$237,543	$295,422	$718,316	$884,569
Foreign[1]	89,046	69,033	260,486	199,781
Total Revenue	$326,589	$364,455	$978,802	$1,084,350
1    This represents revenue earned by non-U.S. domiciled subsidiaries.
The following table presents Federated Hermes' revenue disaggregated by product type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Federated Hermes Funds	$256,036	$303,958	$772,090	$899,967
Separate Accounts	66,404	57,111	195,441	172,633
Other[1]	4,149	3,386	11,271	11,750
Total Revenue	$326,589	$364,455	$978,802	$1,084,350
1    Primarily includes stewardship services revenue.
For nearly all revenue, Federated Hermes is not required to disclose certain estimates of revenue expected to be recorded in future periods as a result of applying the following exemptions: (1) contract terms are short-term in nature (i.e., expected

Notes to the Consolidated Financial Statements
(unaudited)
duration of one year or less due to termination provisions) and (2) the expected variable consideration would be allocated entirely to future service periods.
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at September 30, 2021. Generally, contracts are billed in arrears on a quarterly basis and have a three year duration, after which the customer can terminate the agreement with notice, generally from three to 12 months. Based on existing contracts and the exchange rates as of September 30, 2021, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2021	$4,418
2022	9,057
2023	4,486
2024 and Thereafter	2,687
Total Remaining Unsatisfied Performance Obligations	$20,648
(5) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes' significant revenue concentration by asset class:

	Nine Months Ended
	September 30,
	2021	2020
Equity Assets	52%	37%
Money Market Assets	19%	42%
Fixed-Income Assets	18%	13%
The change in the relative proportion of Federated Hermes' revenue attributable to money market assets for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily the result of an increase in fee waivers. See section below entitled Low Short-Term Interest Rates.
The change in the relative proportion of Federated Hermes' revenue attributable to equity and fixed-income assets for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily the result of decreased money market revenue and higher average equity and fixed-income assets in 2021.
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
During the three and nine months ended September 30, 2021, Voluntary Yield-related Fee Waivers totaled $109.2 million and $310.2 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $72.3 million and $204.9 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $36.9 million and $105.3 million for the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, Voluntary Yield-related Fee Waivers totaled $36.8 million and $56.9 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $33.0 million and $51.0 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $3.8 million and $5.9 million for the three and nine months

Notes to the Consolidated Financial Statements
(unaudited)
ended September 30, 2020, respectively. See Management's Discussion and Analysis under the caption Business Developments - Low Short-Term Interest Rates for additional information on management's expectations regarding Voluntary Yield-related Fee Waivers.
(b) Revenue Concentration by Investment Fund Strategy
The following table presents Federated Hermes' revenue concentration by investment fund strategy:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Federated Hermes Kaufmann Fund and Federated Hermes Kaufmann Fund II	12%	9%	11%	9%
Federated Hermes Government Obligations Fund	5%	14%	5%	13%
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
In the ordinary course of business, Federated Hermes may implement fee waivers for various Federated Hermes Funds for competitive reasons (such as Voluntary Yield-related Fee Waivers or to maintain certain fund ratios/yields), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three and nine months ended September 30, 2021, Fee Waivers totaled $233.9 million and $680.0 million, respectively, of which $197.2 million and $573.5 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. For the three and nine months ended September 30, 2020, Fee Waivers totaled $174.6 million and $490.0 million, respectively, of which $145.1 million and $386.8 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business may make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of a money market Federated Hermes Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund's net asset value (NAV), increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the three months ended September 30, 2021 and no material contributions for the nine months ended September 30, 2021. There were no contributions for the three and nine months ended September 30, 2020.
In accordance with Federated Hermes' consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of September 30, 2021 and December 31, 2020.

Notes to the Consolidated Financial Statements
(unaudited)
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
(b) Consolidated Variable Interest Entities
As of the periods ended September 30, 2021 and December 31, 2020, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes' net interest in the consolidated VIEs for each period presented.

(in millions)	September 30, 2021	December 31, 2020
Cash and Cash Equivalents	$3.3	$0.2
Investments—Consolidated Investment Companies	35.3	12.1
Other Assets	0.5	0.1
Long-Term Investments	12.0	0.0
Less: Liabilities	1.7	0.1
Less: Redeemable Noncontrolling Interest in Subsidiaries	27.2	0.0
Federated Hermes' Net Interest in VIEs	$22.2	$12.3
Federated Hermes' net interest in the consolidated VIEs represents the value of Federated Hermes' economic ownership interest in that VIE.
During the first quarter of 2021, as a result of the HCL Acquisition, Federated Hermes consolidated certain VIEs not previously consolidated. See Note (3) for additional information. During the second quarter of 2021, Federated Hermes consolidated a Federated Hermes Fund VIE in which it was the primary beneficiary. There was no material impact to the Consolidated Statements of Income as a result of these consolidations. There were no other consolidations or deconsolidations of VIEs during the nine months ended September 30, 2021.
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
At September 30, 2021 and December 31, 2020, Federated Hermes' variable interest in non-consolidated VIEs was $150.7 million and $106.0 million, respectively, (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $9.3 billion and $9.1 billion at September 30, 2021 and December 31, 2020, respectively. Of the Receivables—Affiliates at September 30, 2021 and December 31, 2020, $0.6 million and $0.4 million, respectively, related to non-consolidated VIEs and represented Federated Hermes' maximum risk of loss from non-consolidated VIE receivables.
(7) Investments
At September 30, 2021 and December 31, 2020, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $78.8 million and $36.0 million, respectively, primarily in mutual funds which invest in equity securities and held investments in Separate Accounts of $10.5 million and $9.6 million at September 30, 2021 and December 31, 2020, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes' investments held in Separate Accounts as of September 30, 2021 and December 31, 2020, were primarily composed of domestic debt securities ($5.3 million and $5.2 million, respectively) and stocks of large domestic and foreign companies ($3.5 million and $3.1 million, respectively).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (6)). All investments held by these consolidated

Notes to the Consolidated Financial Statements
(unaudited)
Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes' Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of September 30, 2021 and December 31, 2020 were primarily composed of domestic and foreign debt securities ($23.6 million and $48.6 million, respectively), stocks of large domestic and foreign companies ($22.8 million and $35.2 million, respectively) and stocks of small and mid-sized domestic and foreign companies ($7.1 million and $6.4 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes' investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$(391)	$4,451	$(1,197)	$3,987
Net Realized Gains (Losses)[1]	184	(47)	1,786	(1,151)
Net Gains (Losses) on Investments—Consolidated Investment Companies	(207)	4,404	589	2,836
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	(2,077)	1,816	1,170	1,410
Net Realized Gains (Losses)[1]	1,640	(368)	5,221	(406)
Net Gains (Losses) on Investments—Affiliates and Other	(437)	1,448	6,391	1,004
Gain (Loss) on Securities, net	$(644)	$5,852	$6,980	$3,840
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

Notes to the Consolidated Financial Statements
(unaudited)
(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes' financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2021
Financial Assets
Cash and Cash Equivalents	$201,692	$0	$0	$201,692
Investments—Consolidated Investment Companies	28,955	25,120	0	54,075
Investments—Affiliates and Other	83,656	5,343	319	89,318
Other[1]	7,095	2	0	7,097
Total Financial Assets	$321,398	$30,465	$319	$352,182

Total Financial Liabilities[2]	$71	$2,099	$11,856	$14,026

December 31, 2020
Financial Assets
Cash and Cash Equivalents	$301,819	$0	$0	$301,819
Investments—Consolidated Investment Companies	13,622	77,737	0	91,359
Investments—Affiliates and Other	40,010	5,247	336	45,593
Other[1]	9,188	5,143	0	14,331
Total Financial Assets	$364,639	$88,127	$336	$453,102

Total Financial Liabilities[2]	$0	$89	$12,896	$12,985
1    Amounts primarily consist of restricted cash and security deposits as of September 30, 2021 and restricted cash, security deposits and derivative assets as of December 31, 2020.
2    Amounts primarily consist of acquisition-related future contingent consideration liabilities and derivative liabilities as of September 30, 2021 and acquisition-related future contingent consideration liabilities as of December 31, 2020.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at September 30, 2021 or December 31, 2020.
Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $161.9 million and $244.3 million at September 30, 2021 and December 31, 2020, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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

Notes to the Consolidated Financial Statements
(unaudited)
Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes may be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of September 30, 2021, acquisition-related future consideration liabilities of $11.9 million were primarily related to business combinations made in the first quarter of 2020 and were recorded in Other Current Liabilities ($7.5 million) and Other Long-Term Liabilities ($4.4 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes' liability for future consideration payments related to these business combinations/asset acquisitions:

(in thousands)
Balance at December 31, 2020	$12,896
Changes in Fair Value	1,206
Contingent Consideration Payments	(2,246)
Balance at September 30, 2021	$11,856
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of September 30, 2021 and December 31, 2020, these investments totaled $17.2 million and $6.9 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2021.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes' debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.
(9) Derivatives
During the third quarter of 2021, Federated Hermes entered into a foreign currency forward transaction in order to hedge against foreign exchange rate fluctuations associated with the payment for the 2021 Acquisition of HFML Noncontrolling Interest. The forward was not designated as a hedging instrument for accounting purposes. The forward transaction settled in the third quarter of 2021 and Federated Hermes recorded $1.3 million of expense in Nonoperating Income (Expenses) - Other, net on the Consolidated Statements of Income as a result of the change in fair value of this derivative.
HFML, a British Pound Sterling-denominated majority-owned subsidiary of Federated Hermes, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar. None of the forwards have been designated as hedging instruments for accounting purposes. As of September 30, 2021, this subsidiary held foreign currency forward derivative instruments with a combined notional amount of £67.6 million and expiration dates ranging from December 2021 through June 2022. Federated Hermes recorded $2.1 million in Other Current Liabilities on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of September 30, 2021.
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

Notes to the Consolidated Financial Statements
(unaudited)
(10) Intangible Assets, including Goodwill
Intangible Assets, net at September 30, 2021 decreased $8.8 million from December 31, 2020 primarily due to $10.4 million of amortization expense and a $4.7 million decrease in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations. These decreases were partially offset by $5.3 million of intangible assets recorded in connection with an asset purchase during 2021.
Goodwill at September 30, 2021 decreased $2.0 million from December 31, 2020 primarily as a result of foreign exchange rate fluctuations on goodwill denominated in a foreign currency.
(11) Debt
On July 30, 2021, Federated Hermes entered into an unsecured Fourth Amended and Restated Credit Agreement by and among Federated Hermes, certain of its subsidiaries as guarantors party thereto, a syndicate of eleven banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and Toronto-Dominion Bank, New York Branch as documentation agent (Credit Agreement). The Credit Agreement amended and restated Federated Hermes' Third Amended and Restated Credit Agreement, which was dated June 5, 2017 and scheduled to mature on June 5, 2022 (Prior Credit Agreement).
The Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The interest on the borrowings from the revolving credit facility is calculated at the monthly London Interbank Offering Rate (LIBOR) plus a spread unless a base rate option is elected. The borrowings under the revolving credit facility may include up to $50 million for which interest is calculated at the daily LIBOR plus a spread unless a base rate option is elected (Swing Line). The Credit Agreement provides for a replacement reference interest rate index upon the eventual discontinuation of LIBOR, each having a benchmark adjustment applied based on its historical relationship to LIBOR, which can be either the term Secured Overnight Financing Rate (SOFR) plus a spread, daily simple SOFR plus a spread, or another alternative interest rate index (selected by the administrative agent and Federated Hermes) plus a spread.
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, may elect to make discretionary principal payments. During the first nine months of 2021, Federated Hermes borrowed $82.2 million and repaid $55.0 million of the revolving credit facility under the Credit Agreement and Prior Credit Agreement.
As of September 30, 2021, the amount outstanding on the revolving credit facility under the Credit Agreement was $102.2 million and was recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 1.084% as of September 30, 2021. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender's commitment. As of September 30, 2021, Federated Hermes has $247.8 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.
As of December 31, 2020, the amount outstanding on the revolving credit facility under the Prior Credit Agreement was $75 million and was recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 1.277% as of December 31, 2020 which was calculated at LIBOR plus a spread.
The Credit Agreement, similar to the Prior Credit Agreement, includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated Hermes was in compliance with all covenants at and during the nine months ended September 30, 2021. See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Third Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.

Notes to the Consolidated Financial Statements
(unaudited)
(12) Share-Based Compensation Plans
During the nine months ended September 30, 2021, Federated Hermes awarded 727,924 shares of restricted Federated Hermes Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees receive a portion of their bonus in the form of restricted stock under Federated Hermes' Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over three years.
During 2020, Federated Hermes awarded 1,134,581 shares of restricted Federated Hermes Class B common stock under its Stock Incentive Plan. Of this amount, 649,581 shares were awarded in connection with the aforementioned bonus program. The remaining shares were awarded to certain key employees and generally vest over ten years.
(13) Equity
In April 2021, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 4.0 million shares of Class B common stock. No other program existed as of September 30, 2021. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes' board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the first nine months of 2021, Federated Hermes repurchased approximately 3.1 million shares of its Class B common stock for $94.5 million ($3.2 million of which was accrued in Other Current Liabilities as of September 30, 2021), nearly all of which were repurchased in the open market. At September 30, 2021, approximately 2.6 million shares remained available to be repurchased under this share repurchase program.
The following table presents the activity for the Class B common stock and Treasury stock for the three and nine months ended September 30, 2021 and 2020. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Class B Shares
Beginning Balance	97,558,017	100,279,043	99,331,443	101,130,379
Stock Award Activity	10,000	22,500	734,674	728,831
Purchase of Treasury Stock	(593,619)	(866,900)	(3,091,719)	(2,424,567)
Ending Balance	96,974,398	99,434,643	96,974,398	99,434,643

Treasury Shares
Beginning Balance	11,947,439	9,226,413	10,174,013	8,375,077
Stock Award Activity	(10,000)	(22,500)	(734,674)	(728,831)
Purchase of Treasury Stock	593,619	866,900	3,091,719	2,424,567
Ending Balance	12,531,058	10,070,813	12,531,058	10,070,813

Notes to the Consolidated Financial Statements
(unaudited)
(14) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator
Net Income Attributable to Federated Hermes, Inc.	$71,362	$85,822	$201,730	$231,196
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(2,989)	(3,378)	(8,363)	(8,937)
Total Net Income Attributable to Federated Hermes Common Stock - Basic	$68,373	$82,444	$193,367	$222,259
Less: Total Net Income Available to Unvested Restricted Shareholders of a Nonpublic Consolidated Subsidiary	(443)	(391)	(1,273)	(786)
Total Net Income Attributable to Federated Hermes Common Stock - Diluted	$67,930	$82,053	$192,094	$221,473
Denominator
Basic and Diluted Weighted-Average Federated Hermes Common Stock[2]	93,320	96,039	94,160	96,726
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock – Basic[2]	$0.73	$0.86	$2.05	$2.30
Net Income Attributable to Federated Hermes Common Stock – Diluted[2]	$0.73	$0.85	$2.04	$2.29
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
(b) Contingencies
Federated Hermes previously recorded as revenue certain carried interest, subject to clawback provisions, from certain funds (Carried Interest). As of September 30, 2021, approximately $11 million of Carried Interest is subject to clawback. As a result of the impact of the Pandemic on certain markets, management concluded it was reasonably possible that the market value of the assets held by these funds would be reduced at future valuation dates, which could result in a portion or all of this Carried Interest being repaid. As of September 30, 2021, management estimates that clawbacks will not occur based on the current valuation of the assets held by these funds. Future reductions in the valuation of the assets held by these funds may result in a clawback of a portion or all of this Carried Interest.
(c) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated Hermes guarantee certain financial obligations of Federated Hermes, Inc., and of other consolidated subsidiaries, and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes' right to challenge the claim. Further, Federated Hermes' obligations under these

Notes to the Consolidated Financial Statements
(unaudited)
agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes' obligations and the unique facts and circumstances involved in each particular agreement. As of September 30, 2021, management does not believe that a material loss related to any of these matters is reasonably possible.
(d) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of September 30, 2021, Federated Hermes does not believe that a material loss related to these claims is reasonably possible.
(16) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2020	$15,171
Other Comprehensive Income (Loss)	(2,195)
Balance at September 30, 2021	$12,976

Balance at December 31, 2019	$(249)
Other Comprehensive Income (Loss)	(9,333)
Balance at September 30, 2020	$(9,582)

Notes to the Consolidated Financial Statements
(unaudited)
(17) Redeemable Noncontrolling Interest in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interest in Subsidiaries:

(in thousands)	Consolidated Investment Companies	HFML and other entities	Total
Balance at December 31, 2020	$24,246	$212,741	$236,987
Net Income (Loss)	(1,091)	953	(138)
Other Comprehensive Income (Loss), net of tax	0	1,430	1,430
Subscriptions—Redeemable Noncontrolling Interest Holders	25,762	0	25,762
Consolidation/(Deconsolidation)	(25,419)	9,182	(16,237)
Stock Award Activity	0	2,481	2,481
Distributions to Noncontrolling Interest in Subsidiaries	(1,320)	(578)	(1,898)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	(2,670)	(2,670)
Balance at March 31, 2021	$22,178	$223,539	$245,717
Net Income (Loss)	682	(3,087)	(2,405)
Other Comprehensive Income (Loss), net of tax	0	868	868
Subscriptions—Redeemable Noncontrolling Interest Holders	899,250	712	899,962
Consolidation/(Deconsolidation)	(894,175)	0	(894,175)
Stock Award Activity	0	2,518	2,518
Distributions to Noncontrolling Interest in Subsidiaries	(622)	(394)	(1,016)
Balance at June 30, 2021	$27,313	$224,156	$251,469
Net Income (Loss)	(108)	2,232	2,124
Other Comprehensive Income (Loss), net of tax	0	(9,953)	(9,953)
Subscriptions—Redeemable Noncontrolling Interest Holders	66,506	397	66,903
Consolidation/(Deconsolidation)	(74,836)	0	(74,836)
Stock Award Activity	0	2,557	2,557
Distributions to Noncontrolling Interest in Subsidiaries	(575)	(603)	(1,178)
Acquisition of Additional Equity of HFML	0	(165,112)	(165,112)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	(16,502)	(16,502)
Balance at September 30, 2021	$18,300	$37,172	$55,472
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
(18) Income Taxes
As a result of legislation previously enacted in the United Kingdom (UK) that increases the UK corporate income tax rate from 19% to 25% effective April 1, 2023, Federated Hermes recorded an additional $14.5 million to the Income Tax Provision in the second quarter 2021 as a result of the revaluation of the foreign deferred tax assets and liabilities associated with the change.
(19) Subsequent Events
On October 28, 2021, the board of directors declared a $0.27 per share dividend to shareholders of record as of November 8, 2021 to be paid on November 15, 2021.

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
General
Federated Hermes is one of the largest investment managers in the U.S. with $634.1 billion in managed assets as of September 30, 2021. The majority of Federated Hermes' revenue is derived from advising Federated Hermes Funds and Separate Accounts in both domestic and international markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship and real estate development services.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based and are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated Hermes' revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated Hermes' investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement. Fee rates for Federated Hermes' services generally vary by asset and service type and may vary based on changes in asset levels. Generally, advisory fees charged for services provided to equity and multi-asset products and strategies are higher than advisory fees charged to fixed-income and alternative/private markets products and strategies, which in turn are higher than advisory fees charged to money market products and strategies. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated Hermes may implement Fee Waivers for competitive reasons such as Voluntary Yield-related Fee Waivers, to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements. Since Federated Hermes' products are largely distributed and serviced through financial intermediaries, Federated Hermes pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products and strategies. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds.
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
Business Developments
Equity Acquisition
On August 31, 2021, Federated completed the 2021 Acquisition of HFML Noncontrolling Interest. See Note (3) to the Consolidated Financial Statements for additional information.
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
As of September 30, 2021, economies of various countries have rebounded from the global economic shutdown that began in the late first quarter and early second quarter 2020. With the world vaccination rate at over 46%, and vaccination rates nearing or exceeding 50% or greater in several jurisdictions, including the United States, economies in many jurisdictions have reopened as national, state/provincial and local governments have removed or lessened travel restrictions and requirements for staying-at-home and quarantining, as well as other Pandemic-imposed restrictions. Spikes of coronavirus cases, however, continue to occur in certain jurisdictions. These spikes are reportedly being driven by more contagious and potentially more deadly variants of the initial strain of the coronavirus, including the Delta variant. Breakthrough infections of vaccinated individuals are also prevalent in certain jurisdictions. These variants, spikes and breakthrough infections have resulted in certain jurisdictions continuing or re-imposing certain restrictions, although in many cases not to the extent of those initially imposed. As a result, while many governments have taken action to open economies, economic, market, regulatory and other uncertainty persists as a result of the Pandemic. While economic uncertainty and market volatility have continued, in many cases it is not to the degree initially seen late in the first quarter and early in the second quarter 2020.
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
Federated Hermes designated an internal task force (which meets as necessary) to address events related to the Pandemic that have impacted or that can potentially impact Federated Hermes' business. With input and guidance from senior management and this task force, increased vaccinations, and the removal of Pandemic-related restrictions, beginning in April 2021, Federated Hermes encouraged (but did not require) its employees to begin to return to working from its U.S. offices. Beginning on July 6, 2021, Federated Hermes has implemented a structured return to office plan that requires most of its U.S. employees to work from Federated Hermes' offices at least two days a week, or at least three days every other week, depending on their work location and office or work station configuration. Federated Hermes has extended this structured return to office plan through year-end 2021, and has advised its employees that it is delaying, until sometime in the fourth quarter 2021, decisions regarding a further and more significant return to the office for U.S. employees. In the UK, in line with the "gradual return" principle outlined by the UK government, a hybrid office, remote working plan has been implemented under which UK employees work in the office two to three days a week, with occupancy restricted to 50% of office capacity. Any structured return to office plans for Federated Hermes' non-U.S. employees will be consistent with applicable government requirements.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Federated Hermes has developed and implemented a series of return to office protocols intended to assure employees that it is taking the safety and well-being of its employees seriously as return to office plans are implemented. Federated Hermes continues to review and, in certain cases, revise or enhance these protocols to provide for the safety of its employees, to seek to ensure the resiliency of Federated Hermes' business and to keep its customers informed.
Among other actions, Federated Hermes has taken the following steps:
•Federated Hermes has made technology investments, including laptops for employees, expanded internet bandwidth, video conferencing and collaboration software, and additional video equipment. Federated Hermes also has increased usage and reliance on virtual meeting tools and prioritized the deployment of additional equipment and technology. These actions have allowed Federated Hermes to remain fully operational, support a remote and current hybrid working environment and continue to deliver Federated Hermes' investment products and services to customers.
•Federated Hermes continues to undertake to comply with any remaining requirements applicable to Federated Hermes under relevant Federal, state and local government orders or laws, as well as remaining requirements applicable to Federated Hermes under the Center for Disease Control and Prevention's (CDC) and state health departments' guidance and cleaning procedures.
•In addition to continuing cleaning protocols and other measures, Federated Hermes continues to make available hand sanitizer stations and disinfectant wipes for employees in the office, and continues to encourage employees to take standard precautions such as washing their hands with soap and water and staying home if sick.
•As a result of a travel advisory issued by the CDC, the company instituted a travel ban on February 27, 2020 to certain countries, including those designated as high risk by the CDC. Federated Hermes now recommends that employees follow national, state/provincial, local and CDC recommendations when traveling, as well as specific venue requirements when planning or attending conferences or other events. Planning activity for conferences and events scheduled for later in 2021 and 2022 further increased in the third quarter 2021 over the first and second quarters 2021. Air travel and car and hotel reservations also further increased in the third quarter 2021 over the first and second quarters 2021, but remain below pre-Pandemic levels.
•Federated Hermes Fund Board meetings, Federated Hermes corporate Board meetings, and offshore fund and subsidiary Board meetings, are being held in person as well as via teleconference allowing those who prefer to participate remotely to do so.
•Federated Hermes has continued to on-board new hires, providing necessary equipment to them and conducting training remotely when necessary.
•Federated Hermes investment professionals and strategists continue to publish fresh content to the Insights section of Federated Hermes' website, offering their unique perspectives to investors.
Federated Hermes continues to take a measured approach that involves implementing procedures aimed at safeguarding employee health while maintaining a high level of customer service. Federated Hermes expects those procedures and related timelines to vary by location in order to meet local regulatory requirements and support community health practices. Federated Hermes is also prepared to continue to implement a variety of other strategies to ensure the resiliency of its business. Examples include transferring processes to alternate personnel, prioritizing technology resources to service critical processing, and leveraging service providers and counterparties to promote efficient delivery of services.
Federated Hermes continues to monitor the ongoing global health situation through resources provided by, or contact with, the CDC, the SEC, the World Health Organization and the Securities Industry and Financial Markets Association (SIFMA), a financial services industry trade association, among others. As of September 30, 2021, while Federated Hermes' stock price has fluctuated amidst the volatility in stock prices on major exchanges, and Federated Hermes' business operations have had to adapt to a remote and current hybrid working environment, the Pandemic has not materially affected Federated Hermes' financial condition or cash flows except to the extent that the increased net Voluntary Yield-related Fee Waivers discussed below resulting from the near-zero interest rate environment can be attributed to the Pandemic. See Item 1A - Risk Factors under the caption General Risk Factors - Other General Risks - Potential Adverse Effects of Unpredictable Events or Consequences (including Covid-19) in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020 for information regarding the risks to Federated Hermes presented by the Pandemic.

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
During the three and nine months ended September 30, 2021, Voluntary Yield-related Fee Waivers totaled $109.2 million and $310.2 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $72.3 million and $204.9 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $36.9 million and $105.3 million for the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, Voluntary Yield-related Fee Waivers totaled $36.8 million and $56.9 million, respectively. These fee waivers were partially offset by related reductions in distribution expense of $33.0 million and $51.0 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $3.8 million and $5.9 million for the three and nine months ended September 30, 2020, respectively.
Assuming asset levels and mix remain constant and based on recent and projected market conditions, including potential additional government measures to further stimulate the economy, Voluntary Yield-related Fee Waivers for the fourth quarter of 2021 may result in a net negative pre-tax impact on income of approximately $39 million. While the level of these fee waivers is impacted by various factors, increases in short-term interest rates that result in higher yields on securities purchased in money market fund portfolios would likely reduce the negative pre-tax impact of these fee waivers. Similarly, a decrease in short-term interest rates would likely increase the negative pre-tax impact of these fee waivers. The actual amount of future Voluntary Yield-related Fee Waivers and the resulting negative impact of these fee waivers could vary, including in a material way, from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, changes in yields on instruments available for purchase by the money market funds, including changes due to the level of government measures to further stimulate the economy which could result in the issuance of additional Treasury debt instruments, actions by the FOMC, the U.S. Department of Treasury, the SEC, Financial Stability Oversight Council (FSOC) and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties, Federated Hermes' willingness to continue the Voluntary Yield-related Fee Waivers and changes in the extent to which the impact of these fee waivers is shared by any one or more third parties. As fund portfolio yields decrease, the impact of the Voluntary Yield-related Fee Waivers on Federated Hermes generally accelerates as the ability of distributors to share the impact of these fee waivers is reduced or exhausted.
Current Regulatory Environment
Domestic
In 2020, the Pandemic shifted the regulatory environment in the U.S., and globally, toward the adoption of measures intended to provide regulatory flexibility and market stabilization. See Item 1A - Risk Factors under the caption General Risk Factors - Other General Risks - Potential Adverse Effects of Unpredictable Events or Consequences (including Covid-19) in Federated Hermes' Form 10-K for the year ended December 31, 2020 for a discussion of the risks posed by the Pandemic. Through the third quarter of 2021, the SEC (among other regulatory authorities, self-regulatory organizations or exchanges) continued to focus on maintaining the continuity of its operations (including enforcement and investor protection efforts), monitoring market functions and risks, and providing or extending regulatory relief in response to the Pandemic, while at the same time continuing to implement "physical distancing" requirements for its personnel by continuing in a full telework posture with limited exceptions, which is expected to last at least through January 3, 2022. The SEC has indicated that it continues to advance rulemaking initiatives, conduct risk-based examinations, bring enforcement actions, and review and comment on issuer and fund filings.
The full impact of the continuing Pandemic on the regulatory environment in the U.S., and globally, remains uncertain. It is possible that the impact of the Pandemic could continue to decrease (but likely not completely dissipate) as 2021 concludes due to the continued distribution of vaccines on a larger scale, continued, but lessened, market intervention from the U.S. Federal Reserve Board (Fed), and additional stimulus packages, similar to the $900 billion Consolidated Appropriations Act, 2021,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
passed by Congress in December 2020 and the $1.9 trillion American Rescue Plan Act of 2021 passed by Congress in March 2021. While the number of new or proposed laws, rules and regulations affecting the investment management industry continued to be slow in the third quarter 2021 in the U.S., with the SEC's aggressive rulemaking schedule announced in its Spring 2021 Unified Agenda of Regulatory and Declaratory Actions (Spring Reg Flex Agenda), the expectation remains that the pace of new proposed and final laws, rules and regulations and other regulatory activity will increase during the remainder of 2021 and into 2022. U.S. and global regulators also continue to focus on the impact of the Pandemic on the markets and re-examine existing laws, rules and regulations. The regulatory actions to address the Pandemic, any other laws and regulations that have or are expected to be re-examined, modified or reversed, or that become effective, and any new proposed laws, rules and regulations, continue to impact the investment management industry (collectively, both domestically and abroad, as applicable, Regulatory Developments).
As of September 30, 2021, the Fed's balance sheet was approaching $8.5 trillion. On July 28, 2021, the FOMC announced the establishment of two standing repurchase agreement (repo) facilities—a domestic repo facility against Treasury securities, agency debt securities, and agency mortgage-backed securities with a $500 billion daily limit, and a repo facility for foreign and international monetary authorities against their holdings of Treasury securities maintained in custody at the Federal Reserve Bank of New York with a $60 billion per counterparty limit. Facilities such as the Secondary Market Corporate Credit Facility (SMCCF), Commercial Paper Funding Facility (CPFF), Money Market Mutual Fund Liquidity Facility (MMLF) and Term Asset-Backed Securities Loan Facility (TALF) established by the Fed in March 2020 expired or ceased funding during the first half of 2021. These facilities, among others, were established in order to address market inefficiencies and provide financial backstops totaling more than $2.3 trillion. The Fed has announced that, as of August 31, 2021, all of the SMCCF's holdings or corporate bonds and ETFs had either been sold off or matured. As of September 30, 2021, the Federal Reserve Bank of New York had no loans outstanding under the SMCCF, approximately $1.5 billion in loans outstanding under the TALF, which ceased extending credit on December 31, 2020, and no loans outstanding under the CPFF. The CPFF ceased purchasing commercial paper on March 31, 2021 and is no longer operational. As of September 30, 2021, the Federal Reserve Bank of Boston had no loans outstanding under the MMLF as the MMLF ceased extending credit on March 31, 2021 and is no longer operational. According to a report entitled "Experiences of US Money Market Funds During the Covid-19 Crisis" published by the Investment Company Institute (ICI) in November 2020 (ICI MMF Report), prime money market funds' use of the MMLF in 2020 (peaking at approximately $53 billion) was much less than a similar facility that was created and utilized during the 2008 financial crisis (peaking at approximately $152 billion).
In March 2020, in response to disrupted economic activity as a result of the Pandemic, the FOMC also decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. During its April 27–28, 2021 meeting, the FOMC indicated that the federal funds rate would likely stay at or near zero at least until the first quarter of 2023. During its June 15-16, 2021 meeting, the FOMC indicated that the median respondent to the FOMC Desk's survey of primary dealers and market participants continued to expect the first federal funds rate increase to occur in the third quarter 2023. At that same meeting, the FOMC raised the rate on its Reverse Repurchase Agreement Facility and Interest on Excess Reserves by five basis points each, to five basis points and 15 basis points, respectively, which helped to increase interest rates on short-term securities to slightly above near-zero levels. During its July 27-28, 2021 and September 21-22, 2021 meetings, the FOMC announced that it would hold the target range until labor market conditions and inflation stabilizes to levels consistent with the FOMC's assessments. Nevertheless, these low interest rates, and the possibility of negative interest rates, have caused the investment management industry to engage with the SEC (and other regulators globally), to discuss regulatory guidance permitting the implementation of reverse distribution mechanisms or share cancellation methodologies, reverse stock splits, and other tools to maintain the stability of money market fund NAVs in a negative rate environment, and to develop disclosures regarding the possible use of these tools. Any solution to the difficulties presented by a negative interest rate environment can require significant internal and external resources to implement necessary changes, including system programming and implementing disclosure changes, both for money market funds and their service providers or vendors (service providers).
U.S. and global regulators continue to focus on the market conditions that existed in March 2020, and their impact on open-end funds, including institutional prime and municipal (or tax-exempt), money market funds. In its 2020 Annual Report, the Financial Stability Oversight Council (FSOC) noted that, "[s]tresses on prime and tax-exempt [money market funds] revealed continued structural vulnerabilities that led to increased redemptions and, in turn, contributed to and increased the stress in short-term funding markets." It has been reported that, during her testimony prior to her confirmation by the Senate on January 25, 2021, Treasury Secretary Janet Yellen expressed comfort with the idea of looking at whether activities of asset managers represent a systemic risk rather than whether asset management firms pose systemic risk. It has been reported that, at the June 11, 2021 meeting of FSOC, Treasury Secretary Yellen recounted the "extreme policy interventions" by the Fed and Treasury Department to support short-term funding markets, including money market funds. It has been reported that fellow

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
FSOC member and Fed Chair Jerome Powell cited rapid redemptions in money market funds as a catalyst for liquidity pressures, which, according to Chair Powell, alleviated only after the Fed intervened with the MMLF that included $10 billion in backing from the Treasury Department. It has been further reported that, during closed-door sessions, FSOC heard reform proposals from the SEC staff intended to improve the resilience of short-term funding markets during times of financial crisis. In a prepared statement for the June 11, 2021 FSOC meeting, SEC Chair Gary Gensler indicated that the March 2020 market "events brought particular focus to prime money market funds, and their interrelation with investments in commercial paper and certificates of deposit [which] have limited liquidity in good times, and in critical weeks of stress last spring virtually disappeared." He indicated that he was "directing SEC staff to look into these issues, and to consider any further reforms needed." On October 5, 2021, while testifying before the House Financial Services Committee, SEC Chair Gensler reiterated that he has asked SEC staff for recommendations to address the challenges to money market funds experienced in the spring of 2020, and stated that he believes "it is time to reflect upon the reforms of 2014 and 2010 to see if we can further improve resiliency, particularly in times of stress." It has been reported that FSOC Chairperson Yellen stated that she fully supported the SEC's reform efforts. In the open session of FSOC's June 11, 2021 meeting, FSOC voted to approve a statement highlighting the importance of money market fund reform and supporting the SEC's focus on money market funds. In FSOC's Statement on Money Market Fund Reform, FSOC indicated that "the [FSOC] is encouraged by the SEC's engagement on this critical issue" and, "[g]iven the interconnectedness of financial institutions and markets, the [FSOC] will continue to monitor this initiative in the broader context of efforts by financial regulators to strengthen short-term funding markets and support orderly market functioning, including during periods of heightened market stress."
On April 15, 2021, the SEC Division of Investment Management's Analytics Office issued an article "Prime MMFs at the Onset of the Pandemic: Asset Flows, Liquidity Buffers, and NAVs," which concluded (among other things) that March 2020 outflows reduced prime money market funds' liquidity buffers and that volatility of prime money market funds' NAV per share increased at the onset of the Pandemic. On December 22, 2020, the President's Working Group on Financial Markets (PWG) issued a report titled "Overview of Recent Events and Potential Reform Options for Money Market Funds" (PWG Report). The PWG Report outlines ten possible money market fund reforms, including: (1) removing the tie between the 30% weekly liquid asset threshold for money market fund liquidity and redemption gates and liquidity fees; (2) reforming the conditions for imposing redemption gates; (3) utilizing a minimum balance at risk mechanism for shareholder accounts; (4) requiring certain liquidity management changes, such as an additional weekly liquid asset threshold; (5) permitting weekly liquid asset requirements the flexibility to automatically decline in certain circumstances, such as when redemptions are large; (6) requiring a floating NAV for all prime and municipal (or tax-exempt), money market funds, including retail funds; (7) requiring swing pricing; (8) imposing capital buffer requirements; (9) requiring membership in a private liquidity exchange bank capitalized by the money market funds and their sponsors; and (10) establishing requirements for fund sponsor support to a money market fund.
Contrary to the focus placed by the PWG Report and regulators on money market funds as a cause of the market turmoil in March 2020, the ICI MMF Report supports the view that the Treasury securities markets, rather than money market funds, triggered the market turmoil. The ICI MMF Report rebukes suggestions that money market funds, particularly institutional prime money market funds, were a primary, if not the sole, cause of market distress in March 2020, noting that, "[t]hese suggestions are inconsistent with the data and early press reports." The ICI MMF Report points to the fact that the market dislocations were widespread, including in markets in which institutional prime money market funds are not significant players, such as the U.S. Treasury bonds, longer-term U.S. agency securities, municipal securities, corporate bonds, and foreign exchange markets. The ICI MMF Report also studied institutional prime money market fund asset flows and spreads in the Treasury bond market, concluding, "by March 11[, 2020] these spreads had widened substantially, yet prime money market funds had seen virtually no outflows." The ICI MMF Report also notes that, "press reports do not support the theory that money market funds were at the forefront of the market stress" and that, "Treasury markets were in the news several days before any real mention of money market funds . . .".
On December 23, 2020, the SEC's Division of Investment Management released a statement on the PWG Report requesting comments to assist the SEC staff in providing recommendations to the SEC. The SEC staff requested comments in regard to three specific areas: (1) potential stress points for funds and short-term funding markets; (2) measures that can enhance the resilience and function of short-term funding markets; and (3) measures that can reduce the likelihood of future official sector interventions. On February 4, 2021, the SEC staff reissued a request for comment on the PWG Report, including the effectiveness of previously-enacted money market fund reforms and the implementation of the potential policy measures described in the PWG Report. The SEC staff also requested comments on other topics that are relevant to potential money market fund reforms, including other approaches for improving the resilience of money market funds and short-term funding markets generally.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Federated Hermes, along with the ICI and other industry participants, have submitted comment letters that strongly disagree with the conclusions reached in the PWG Report. In its first comment letter, dated April 12, 2021, Federated Hermes emphasized, among other points, that money market funds did not cause or exacerbate the turmoil in the financial markets in March 2020, and money market funds have no "structural vulnerabilities" warranting the more significant policy options outlined in the PWG Report, such as capital buffers and holdbacks. Federated Hermes stressed that the market turmoil in March 2020 was created by the Pandemic and the unprecedented global government response and economic shut-down to stem the spread of the coronavirus. In its comment letter, Federated Hermes supported the SEC eliminating the requirement for a fund's board to consider imposing redemption gates and liquidity fees if weekly liquid assets drop below 30% of the fund's total assets. This is one of the requirements that was imposed under the SEC's structural, operational and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance). Compliance with the 2014 Money Fund Rules and Guidance was required on October 14, 2016. In its second comment letter, dated June 1, 2021, Federated Hermes recommended certain structural reforms that address the root causes of the failure of critical funding markets in March 2020 and the consequent systematic risks, including: (1) the provision of liquidity in stressed markets, as well as reforms to promote market-making in stressed conditions; (2) amendments to rule 2a-7 to delink the consideration of redemption gates and liquidity fees from the 30% of a fund's total assets threshold; (3) reforms to the short-term market structure itself to improve liquidity in times of stress; and (4) considerations for balancing the SEC's statutory mandate with liquidity and financial stability concerns. In a third comment letter, dated September 21, 2021, Federated Hermes expressed its belief that the combination of delinking the potential imposition of redemption gates and liquidity fees with a money market fund's weekly liquid asset requirements, adoption of certain liquidity fee procedures, and enhancements to money market funds' ability to "know their customer" via an amendment to Rule 22c-2 under the 1940 Act, when combined with consideration of and improvements in the short-term markets generally, can address the concerns identified in the PWG Report without adversely impacting the viability of money market funds and their benefits to investors, issuers and capital formation. Federated Hermes also has expended, and will continue to expend, significant internal and external resources to engage with regulators on potential money market fund reforms, including through additional comment letters and meetings with U.S. and global regulators, the ICI and other industry participants.
Management believes money market funds provide a more attractive investment opportunity than other competing products, such as insured deposit account alternatives. Management also believes that money market funds are resilient investment products that have proven their resiliency during the Pandemic. While Federated Hermes believes that some regulations could be improved, such improvements should be measured and appropriate, preserving investors' ability to invest in all types of money market funds. Federated Hermes believes that regulators should look closely at the redemption gates and liquidity fee requirement from the 2014 Money Fund Rules and Guidance and supports efforts to reduce regulation, including the PWG Report's recommendation to eliminate the redemption gates and liquidity fee requirement. Federated Hermes also continues to support efforts to permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements imposed under the 2014 Money Fund Rules and Guidance for, institutional and municipal (or tax-exempt) money market funds. Legislation has been re-introduced in the Senate and is being reintroduced in the House of Representatives in a continuing effort to get these revisions to money market fund reform regarding the use of amortized cost passed and signed into law.
With the transition of Presidential administrations, and new agency leadership, certain regulations promulgated by the SEC or Department of Labor (DOL) in 2020 are being re-examined and could be reversed or modified. On January 20, 2021, the new administration issued a number of regulatory directives freezing regulatory rulemaking, rescinding various executive orders concerning the regulatory process issued by the previous administration, and establishing a framework for modernizing the review of regulatory actions. On June 11, 2021, in its Spring Reg Flex Agenda, the DOL indicated that it would be proposing another new fiduciary rule; however, as of September 30, 2021, a new fiduciary rule is not enumerated among the DOL's list of regulations open for comment. It has been reported that a proposed new fiduciary rule will be issued by the end of 2021. The DOL's April 2016 fiduciary rule was vacated in June 2018 by the United States Court of Appeals for the Fifth Circuit. On December 15, 2020, the DOL issued the final version of a re-proposed fiduciary rule to regulate "investment advice fiduciaries" (Final DOL Fiduciary Rule), which became effective on February 16, 2021. On February 12, 2021, the DOL announced that its temporary enforcement policy, under which the DOL will not pursue prohibited transaction claims against investment advice fiduciaries who are working diligently on compliance with relevant components of the Final DOL Fiduciary Rule, will remain in place until December 20, 2021. On October 25, 2021, the DOL issued Field Assistance Bulletin No. 2021-02 in which the DOL announced that, for the period from December 21, 2021 through January 31, 2022, it will not pursue prohibited transaction claims against investment advice fiduciaries who are working diligently and in good faith to comply with the Impartial Conduct Standards for exempt transactions under the Final DOL Fiduciary Rule or treat such fiduciaries as violating the applicable prohibited transaction rules. In this Field Assistance Bulletin, the DOL also announced that, for the period from December 21, 2021 through June 30, 2022, it will not pursue prohibited transactions claims against investment advice fiduciaries who are otherwise in compliance with the Final DOL Fiduciary Rule but for their failure to comply with the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
disclosure and documentation requirements set forth under the relevant provisions of the Final DOL Fiduciary Rule or treat such fiduciaries as violating the applicable prohibited transaction rules. According to the DOL's Spring Reg Flex Agenda, the new proposed fiduciary rule will amend the regulatory definition of the term "fiduciary" to more appropriately define when persons who render investment advice for a fee to employee benefit plans and individual retirement accounts are fiduciaries for purposes of ERISA and the Internal Revenue Code. In its Spring Reg Flex Agenda, the DOL also indicated that, as required by Executive Order 14030, it would undertake a review of, and propose new rules regarding, the DOL's final proxy voting and shareholder rights rule (Final DOL Proxy Voting Rule), which was issued on December 11, 2020, and its final rule restricting fiduciaries from selecting plan investments on the basis of non-pecuniary factors, such as ESG factors (Final DOL ESG Rule), which was issued on October 30, 2020. Executive Order 14030, which was issued on May 20, 2021, also directs the Secretary of Labor to consider publishing, by September 2021, a proposed rule to suspend, revise, or rescind the Final DOL Proxy Voting Rule and Final DOL ESG Rule. On March 10, 2021, the DOL issued an indefinite non-enforcement policy with respect to the Final DOL ESG Rule and the Final DOL Proxy Voting Rule.
On October 13, 2021, the DOL issued for comment, its proposed "Prudence and Loyalty in Selecting Plan Investments and Exercising Shareholder Rights" rule, which would replace the Final DOL ESG Rule and Final DOL Proxy Voting Rule (New DOL Proposed ESG/Proxy Voting Rule). The New DOL Proposed ESG/Proxy Voting Rule would amend the "Investment Duties" regulation, which addresses the duties of prudence and loyalty in selecting plan investments and exercising of shareholder rights, including proxy voting. The New DOL Proposed ESG/Proxy Voting Rule would retain the core principle that the duties of prudence and loyalty require ERISA plan fiduciaries to focus on material risk-return factors and not subordinate the interests of participants and beneficiaries to objectives unrelated to the provision of benefits under the plan, but clarify that, when considering investment returns, a fiduciary's duty of prudence may require an evaluation of the economic effects of climate change and other ESG factors on a particular investment or investment course of action. The New DOL Proposed ESG/Proxy Voting Rule also would apply the same standards to qualified default investment alternatives as apply to other investments. In a change from the Final DOL ESG Rule, the New DOL Proposed ESG/Proxy Voting Rule also would amend the "tie-breaker" standard by: (1) imposing a standard that would require a fiduciary to conclude prudently that competing investments, or competing investment courses of action, equally serve the financial interests of the plan over the appropriate time horizon; and (2) permitting a fiduciary to select an investment, or an investment course of action, based on economic or non-economic benefits other than investment returns. The New DOL Proposed ESG/Proxy Voting Rule also would adjust the Final DOL Proxy Voting Rule's requirements for the exercise of shareholder rights, including proxy voting, by: (1) removing from the current regulation the statement that "the fiduciary duty to manage shareholder rights appurtenant to shares of stock does not require the voting of every proxy or the exercise of every shareholder right;" (2) removing from the current regulation safe harbors relating to proxy voting that permit (a) a policy to limit voting resources to particular types of proposals that a fiduciary has prudently determined are substantially related to the issuer's business activities or are expected to have a material effect on the value of the investment and (b) a policy of refraining from voting on proposals or particular types of proposals when a plan's holding in a single issuer relative to the plan's total investment assets is below a quantitative threshold; and (3) eliminating from the current regulation the requirement that, when deciding whether to exercise, and in exercising, shareholder rights, a plan fiduciary must maintain records on proxy voting activities and other exercises of shareholder rights. Federated Hermes intends to comment on the New DOL Proposed ESG/Proxy Voting Rule with respect to, among other points, the interrelation between the New DOL Proposed ESG/Proxy Voting Rule and the exclusive benefit rule under relevant fiduciary law in the United States. The comment period for the New DOL Proposed ESG/Proxy Voting Rule ends on December 13, 2021.
On March 25 and 26, 2021, joint resolutions were introduced in the Senate and House of Representatives to rescind the amendments adopted in September 2020 to the SEC's proxy voting rules that, among other things, raised eligibility and resubmission thresholds for shareholder proposals. Under the Congressional Review Act, Congress can rescind rules that were sent to Congress in the previous 60 legislative days (or, in this case, beginning August 21, 2020). As of September 30, 2021, these resolutions have not progressed in Congress. The SEC also has been adjusting, or terminating, the targeted, temporary Pandemic-related relief and assistance it provided to the investment management industry. The SEC staff also is considering issuing updated guidance to enable broader use of electronic delivery of disclosure documents and indicated support for related issues such as remote work, e-authorization and dematerialization of physical security certificates. Federated Hermes supports many of these recommended actions, particularly allowing for increased use of electronic delivery of disclosure documents.
The number of new or proposed laws, rules and regulations remained low in the third quarter of 2021 in the U.S. On June 11, 2021, the SEC set forth in its Spring Reg Flex Agenda an aggressive schedule for proposing (or in certain cases, re-proposing) and/or finalizing 49 separate rules and regulations in the next year, several of which will impact the U.S. investment management industry participants, including Federated Hermes. For example, it includes rules and regulations on: climate risk disclosure; human capital management disclosure; cybersecurity risk governance; special purpose acquisition companies; proxy voting advice; custody rule amendments under the Advisers Act; rule 17a-7 amendments under the 1940 Act; money market reforms; matters to address related to ESG factors for investment companies and investment advisers; open end-fund liquidity and dilution management; market structure modernization; and tailored shareholder reports. Other rules and regulations

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
included on the SEC's Spring Reg Flex Agenda that will likely impact Federated Hermes as a public company include, for example, corporate board diversity, erroneously-awarded compensation, share repurchase disclosure, reporting of proxy votes on executive compensation, incentive-based compensation and pay versus performance. On April 16, 2021, the SEC voted to reopen the comment period on the proposed rules for the use of universal proxy cards in all non-exempt solicitations for contested director elections. On June 1, 2021, SEC Chair Gensler issued a statement directing the staff to consider whether to recommend further regulatory action regarding proxy voting advice.
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
In a July 28, 2021 speech, SEC Chair Gensler outlined his views on likely components of the SEC's forthcoming climate disclosure rulemaking proposal. Chair Gensler discussed that the proposal could include: (i) mandatory climate risk disclosure; (ii) qualitative and quantitative data disclosures; (iii) climate-related risk management and strategy disclosures; and (iv) disclosure of metrics related to greenhouse gas emissions, financial impacts of climate change, and progress towards climate-related goals. Chair Gensler indicated that he asked for SEC staff to consider recommendations regarding emission disclosures, industry-specific disclosures, whether fund managers should disclose the criteria and underlying data they use to make ESG-related claims about their products, and whether the SEC should review Rule 35d-1 under the 1940 Act (Names Rule) holistically. Chair Gensler also indicated that the proposal may consider which data or metrics companies might use to inform investors about how they are meeting their climate-related pledges. He also noted that the SEC will likely develop its own disclosure requirements rather than rely on external standard setters, and may look to existing frameworks such as the Task Force on Climate-related Financial Disclosures (TCFD) for guidance. On September 1, 2021, Chair Gensler stated that he has instructed SEC staff to prepare a "proposal for climate risk disclosure requirements" and that the proposal should be informed by other frameworks, including the TCFD. On September 14, 2021, Chair Gensler reiterated that "[t]oday's investors are looking for consistent, comparable, and decision-useful disclosures around climate risk," and that the SEC should "step in" when there is high demand for relevant information. Chair Gensler further noted that proposals developed by the SEC will be "informed by economic analysis" and will be available for public comment. On September 22, 2021, the SEC's Division of Corporation Finance published a sample comment letter that the SEC staff intends to issue to public companies regarding their climate change disclosures in SEC filings. In his remarks to the House Financial Services Committee at the October 5, 2021 SEC oversight hearing, SEC Chair Gary Gensler signaled a phased-in climate disclosure approach that would take into account company size and the types of disclosure required. In his fireside chat on October 19, 2021, SEC Chair Gensler reaffirmed his previous remarks to the UN Principles for Responsible Investment that the SEC may look to international standard setters when setting climate change disclosure requirements, but will promulgate US-specific disclosure requirements. On October 21, 2021, the FSOC released a report on climate-related risks to financial stability in which it recognizes that climate change is an emerging and increasing threat to U.S. financial stability and, among other recommendations, recommends that FSOC members issuing requirements for climate-related disclosures consider whether such disclosures should include disclosure of greenhouse gas emissions, as appropriate and practicable, to help determine exposure to material climate-related financial risks.
Since the beginning of the third quarter 2021, other proposed rules, new guidance and other actions have been issued or taken that impact U.S. investment management industry participants, including Federated Hermes. For example:
•On October 14, 2021, the SEC re-opened the comment period for its proposal to implement the provisions of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The proposed rule and rule amendments would direct the national securities exchanges and national securities associations to establish listing standards that would require each issuer to develop and implement a policy providing for the recovery (or claw back), under certain circumstances, of incentive-based compensation based on financial information required to be reported under the securities laws that is

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
received by current or former executive officers, and require disclosure of the policy. The proposal was initially issued by the SEC in 2015. The comment period ends on November 22, 2021.
•On September 29, 2021, the SEC proposed changes to Form N-PX to enhance disclosure for mutual fund and ETF proxy voting records. The SEC indicated that the purpose of the proposal is to enhance the scope of N-PX reporting and to impose structured data reporting so that investors can more easily compare and analyze mutual fund and ETF proxy voting decisions, particularly in the areas of say-on-pay votes, and votes on ESG-related issues. The comment period ends on December 14, 2021.
Investment management industry participants, such as Federated Hermes, also continued, and will continue, to monitor, plan for and implement certain changes in response to previously-issued, new, proposed or adopted rules and guidance. Previously proposed and final rules and guidance included, among others: (1) final rules and amendments to the investment advisor advertising and solicitation rules; (2) a final rule providing an updated regulatory framework for fund valuation practices; (3) a final rule regulating the use of derivatives in mutual funds and other funds registered under the 1940 Act; (4) final rules and amendments to the existing regulatory framework governing fund of funds arrangements among investment funds governed by the 1940 Act; (5) proposed extensive changes to fund shareholder reports and other fund disclosure documents; (6) SEC staff statements and other communications related to registered investment companies investing in Bitcoin futures; (7) rule changes intended to enhance the ability to clear certain trades, particularly those involving repurchase agreements through the Fixed Income Clearing Corporation; and (8) the Presidential executive order prohibiting investment in companies linked to the Republic of China's military and state security apparatus, and related SEC risk alerts and other staff statements. The SEC also has requested comment on the Names Rule to determine whether it can be improved to help ensure that fund names inform and do not mislead investors.
It remains uncertain the degree to which regulators will change, or Congress will require regulators to change, certain recent Regulatory Developments. It also remains unclear whether, or to what degree, investment advisors, broker/dealers or other intermediaries will roll-back, modify or continue changes made prior to the original, vacated DOL fiduciary rule, or make new or additional changes in light of the Final DOL Fiduciary Rule, the DOL's final investment duty amendments, Final DOL Proxy Voting Rule, Final DOL ESG Rule, Regulation Best Interest, Form CRS, or SEC fiduciary duty interpretations. As noted above, the DOL has taken non-enforcement positions with respect to the Final DOL Fiduciary Rule, and has proposed the New DOL Proposed ESG/Proxy Voting Rule, which increases this uncertainty.
Federated Hermes continues to analyze the potential impact of these Regulatory Developments on Federated Hermes' business, results of operations, financial condition and/or cash flows. Please refer to our prior public filings for more detailed discussions of these, and other, previously-issued proposed and final rules and guidance.
In addition to the above Regulatory Developments, the SEC staff continues to engage in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including investment advisors and investment management companies such as Federated Hermes' investment management subsidiaries and the Federated Hermes Funds. It has been reported that the SEC's enforcement focus under the new administration could shift back to publicly-traded company matters (such as insider trading, issuer reporting, and accounting fraud), and to a more aggressive investor protection stance with a reinstitution of a "broken windows" enforcement philosophy under which enforcement actions are brought for minor violations. On October 13, 2021, the SEC's new Director of Enforcement announced that he intends to recommend aggressive use of available remedies in enforcement actions, including, among other tools, requiring admissions of wrongdoing in certain cases. On March 3, 2021, the SEC Division of Enforcement (DOE) released its examination priorities for 2021, which include, among other priorities: (1) compliance with Regulation Best Interest and Form CRS, as well as investment advisor fiduciary duties; (2) information security and operational resilience; (3) financial technology innovation; (4) anti-money laundering programs; (5) the transition from the London Inter-Bank Offered Rate (LIBOR) to an alternate reference rate; (6) investment advisor and fund ESG disclosures and practices; (7) fund valuation and other disclosures and fund governance practices; (8) the design, implementation and maintenance of investment advisor and fund compliance programs and fund liquidity risk management programs; and (9) money market fund compliance with stress-testing requirements. On March 4, 2021, the SEC announced the creation of a Climate Change and ESG Task Force in the SEC's DOE to develop initiatives to proactively identify ESG-related misconduct, with an initial focus on identifying any material gaps or misstatements in issuers' disclosure of climate risks under existing rules. The task force will also analyze disclosure and compliance issues relating to investment advisors' and funds' ESG strategies. In addition to routine examinations, the SEC examinations have included sweep examinations involving various topics. For example, as previously announced in June 2021, the SEC conducted a sweep exam regarding the cyberattack involving the compromise of software created by the SolarWinds Corp. In addition to its Pandemic-related actions and guidance, the SEC staff has also issued various guidance statements and risk alerts on a variety of compliance issues, including, among others, fixed income principal and cross trades, managing client assets in wrap programs, ESG investing and product offerings, anti-money laundering, suspicious activity monitoring and reporting, digital assets,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
securities issued by special purpose acquisition companies (or SPACs), the Executive Order on Securities Investments that Finance Communist Chinese Military Companies, cyber-security, large trader obligations, investment advisor compliance and the transition from LIBOR.
These investigations, examinations and actions have led, and can lead, to further regulation, guidance statements and scrutiny of the investment management industry. The degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
Regulation or potential regulation by regulators other than the SEC and DOL also continued, and can continue, to affect investment management industry participants, including Federated Hermes. For example, on October 8, 2021, the Financial Industry Regulatory Authority (FINRA) issued a regulatory notice encouraging FINRA member firms to incorporate government-wide anti-money laundering and countering financing of terrorism priorities into their anti-money laundering programs. On August 13, 2021, FINRA issued a regulatory notice reminding firms of their supervisory obligations related to outsourcing to third party vendors. On June 23, 2021, FINRA issued a regulatory notice reminding firms of the requirements concerning best execution and payment for order flow. On March 4, 2021, FINRA issued a regulatory notice regarding common sales charge discounts and waivers for mutual funds. FINRA has also undertaken, and continues to undertake, examinations. FINRA continues to review firms' systems and procedures for providing customer waivers and rebates available through rights of reinstatement on mutual fund purchases. Other FINRA examinations have included, among others, options trading, bank sweep programs, zero commission and cyber-security sweep examinations. In a 2021 Report on its Examination and Risk Monitoring Program, FINRA identified, among other areas of concern, anti-money laundering, outside business activities, private securities transactions, Regulation Best Interest and Form CRS compliance, misrepresentation relating to cash management accounts and digital assets, best execution and liquidity risk management controls as areas of focus and potential examination. In addition to federal regulation, various state legislatures or regulators also have adopted or are beginning to adopt state-specific cyber-security and/or privacy requirements that can apply, to varying degrees, to investment management industry participants, including Federated Hermes.
The activities of FSOC also continue to be monitored by the investment management industry, including Federated Hermes. In December 2019, FSOC changed its systemically important designation approach for non-bank financial companies from an entity-based approach to an activities-based approach under which an individual firm would only be so designated if it were determined that efforts to address the financial stability risks of that firm's activities by its primary federal and state regulators have been insufficient. Since then, FSOC has been required first to focus on regulating activities that pose systemic risk through actions by primary regulators. FSOC has focused on potential risks in the asset management industry, including money market funds, and other types of cash management vehicles (such as local government investment pools), that continue to use amortized cost or have a stable NAV but are not subject to the 2014 Money Fund Rules and Guidance. As discussed above, the market volatility and liquidity stress on money market funds experienced as a result of the Pandemic beginning in March 2020 has drawn the attention of U.S. and global regulators, including FSOC. Certain policy advocates are beginning to call for FSOC to reverse its 2019 decision to change its approach as outlined above in order to better fulfill its statutory mandate to mitigate risks to financial stability. Any possibility of FSOC reverting to its pre-December 2019 systemically important designation practices, and recommending new or heightened regulation for non-bank financial companies, which the Fed's Board of Governors (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds, increases the potential for further regulation of the investment management industry, including Federated Hermes and the Federated Hermes Funds.
As a candidate, the current President stated that he is open to the idea of a financial transactions tax (FTT) on securities transactions, an idea proposed by certain former Democratic candidates, including the current Vice President. Prior federal legislative attempts to enact an FTT would have imposed a 0.1% tax on stock, bond and derivative transactions, which would have applied to sales made in the U.S. or by U.S. persons, while initial securities issuances and short-term debt would have been exempt. A later proposal would have taxed stock trades at 0.5%, bond trades at 0.1%, and derivatives transactions at 0.005% coupled with an income tax credit for individuals with income of less than $50,000 ($75,000 for married couples), which was intended to offset the burden of the tax for such individuals. The Wall Street Tax Act, introduced in the House of Representatives on January 15, 2021 together with its companion Senate bill introduced on March 18, 2021, would impose, if enacted, a 0.1% tax on stock, bond and derivatives transactions and reportedly would raise an estimated $777 billion over a decade. The Tax on Wall Street Speculation Act, introduced in the Senate and House of Representatives on April 21, 2021, would impose an FTT of 0.5% on stock trades, 0.1% on bond trades, and 0.005% on derivative transactions. These proposals are being introduced for a variety of reasons, including to fund infrastructure programs and college education programs or in an attempt to reduce speculation on Wall Street. While Congressional hearings have taken place during which the FTT proposals have been discussed, none of the bills introduced to date have progressed in Congress. The President has proposed a 15% minimum corporate tax rate and the President has proposed (and the House Ways and Means Committee has approved a reconciliation tax bill) raising the corporate income tax rate to 26.5%. The President has also proposed a "wealth tax" on the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
investment income of Americans with at least $1 billion in assets, which reportedly is supported by certain Senators who initially opposed the President's budget proposals. While these tax increases, among others, are being proposed to fund a $1 trillion infrastructure plan and a roughly $1.75 trillion to $2 trillion budget proposal, the President has not proposed a specific FTT for broad application. Legislation also has been introduced in various states, such as New York, New Jersey and Illinois, that, if enacted, would have imposed FTTs on various types of securities, commodities or other financial transactions. In March 2021, a bill was re-introduced into the U.S. House of Representatives that would prohibit states from imposing FTTs on security industry participants. As of September 30, 2021, that bill has not progressed in Congress. Management believes that an FTT, particularly if enacted with broad application, would be detrimental to investors and Federated Hermes' business and could adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows.
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
Federated Hermes has dedicated, and continues to dedicate, significant and additional internal and external resources to monitor, analyze and address regulatory responses to the impact from the Pandemic and Regulatory Developments generally, and their effect on Federated Hermes' business, results of operations, financial condition and/or cash flows. Additional internal and external resources have been, and will continue to be, devoted to technology, legal, compliance, operations and other efforts to address regulatory-related matters. These efforts included, and will continue to include, having conversations internally, and with intermediaries, customers, service providers, counsel and other advisors regarding Regulatory Developments, and analyzing and/or affecting legislative, regulatory, product offering, development and structure adjustments, technology or information system development, reporting capabilities, business processes and other options, in an effort to comply, and/or to assist Federated Hermes' intermediaries and customers to comply, with new Regulatory Developments or minimize the potential impact of any adverse consequences stemming therefrom. As appropriate, Federated Hermes also participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated Hermes continues to expend legal and compliance resources to examine corporate governance, public company and other disclosure proposals and final rules issued by the SEC, to adopt, revise and/or implement policies and procedures, and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated Hermes also has devoted, and will continue to devote, resources to technology and system investment, business continuity, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated Hermes to, among other benefits, be in a better position to address Regulatory Developments. In connection with the Pandemic, Federated Hermes has devoted internal and external resources to complying with the requirements of federal and state orders imposing work- and travel-related restrictions, and the requirements under the CDC's and state and local health departments' guidance, as well as enhanced disinfection and contamination procedures.
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
Federated Hermes will continue to monitor regulatory actions in response to the Pandemic and other Regulatory Developments as necessary and can implement additional changes to its business and practices as it deems necessary or appropriate. Further analysis and planning, or additional refinements to Federated Hermes' product line and business practices, can be required in response to market conditions, customer preferences or new or modified Regulatory Developments, such as the new investment advisor advertising, valuation, derivatives, and fund of funds rules, any proposed changes to the Final DOL Fiduciary Rule, the New DOL Proposed ESG/Proxy Voting Rule and other Regulatory Developments, or any additional regulation or guidance issued by the SEC, DOL or other regulatory authorities.
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
As of September 30, 2021, given the regulatory environment, the Pandemic and the possibility of future additional modified or delayed regulation or oversight, Federated Hermes is unable to fully assess the impact of regulatory actions in response to the Pandemic or other adopted or proposed regulations, and other Regulatory Developments, and Federated Hermes' efforts related thereto, on its business, results of operations, financial condition and/or cash flows. Modified or new Regulatory Developments in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have a material and adverse effect on Federated Hermes' business, results of operations, financial condition and/or cash flows. As of September 30, 2021, management also believes that any designation as a systemically important non-bank financial company, or any reforms ultimately put into effect by FSOC, would be detrimental to Federated Hermes' money market fund business and could materially and adversely affect Federated Hermes' business, results of operations, financial condition and/or cash flows.
International
Similar to the U.S., in 2020, the outbreak of the Pandemic shifted the regulatory environment in the UK and European Union (EU) toward the adoption of measures intended to provide regulatory flexibility and market stabilization. While the full impact of the Pandemic remains unclear through the third quarter of 2021, regulators in the UK and EU are continuing to allow certain regulatory relief granted in 2020 to expire, while extending other relief, and to advance new and proposed consultations, directives, regulations and laws while generally remaining in a remote working environment. These Regulatory Developments continue to impact the investment management industry in the UK and EU.
In the UK, the transition period under the European Union Withdrawal Agreement Bill (Withdrawal Agreement Bill), which implemented the withdrawal agreement reached between the UK and the other 27 EU Member States and set out the arrangements for the UK's withdrawal from the EU (Brexit), ended on December 31, 2020. On December 30, 2020, the EU–UK Trade and Cooperation Agreement (TCA) became effective. Among other things, the TCA provides for free trade for goods and limited mutual market access for services, creates certain border checkpoints, imposes visa requirements on UK nationals staying more than 90 days in the EU in a 180-day period, removes any role for the European Court of Justice in the UK, and eliminates the requirement for the UK to comply with EU data protection directives. The TCA also provides for cooperation between the UK and EU regarding a range of policy areas and UK participation in certain EU programs.
Political, economic, legal and regulatory uncertainty continues regarding the impact of Brexit on a post-Brexit UK. See Item 1A - Risk Factors under the captions General Risk Factors - Economic and Market Risks - Potential Adverse Effects of a Decline or Disruption in the Economy or Markets and General Risk Factors - Regulatory and Legal Risks - Potential Adverse Effects of Changes in Laws, Regulations and Other Rules in Federated Hermes' Form 10-K for the year ended December 31, 2020 for further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated Hermes and its business. Brexit has affected, and will likely continue to affect, the requirements and/or timing of implementation of

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
legislation and regulations applicable to doing business in the EU and UK, including the laws and regulations applicable to Federated Hermes, as well as to the sponsoring, management, operation and distribution of Federated Hermes' products and services, both within and outside the EU and UK. On October 1, 2020, the European Securities and Markets Authority (ESMA) issued an updated statement on the consequences of Brexit under the Benchmark Regulation, which indicates that EU-supervised entities can continue to use third-country UK benchmarks until December 31, 2021 and that this transition period is also recognized in the UK. On September 20, 2021, the UK House of Commons Treasury Committee published the UK Government's response (Response) to its report on the Future Regulatory Framework of Financial Services, which was published on June 30, 2021. Among other key points, the Response expresses support for incorporating into UK law EU financial services rules that were "on-shored" into the UK as a result of Brexit, and indicates that the UK Government will be setting forth more detailed proposals in the fall of 2021,
While the TCA addresses the financial services industry, it does so on a limited basis and does not provide for passporting rights nor address equivalence decisions. Passporting ended at the expiration of the Brexit transition period and firms now must rely on temporary permission regimes and comply with the local laws of each country. The UK Financial Conduct Authority (FCA) has implemented a temporary permissions regime that allows European Economic Area (EEA)-domiciled investment funds that were marketed in the UK under a passport to continue temporarily to be marketed in the UK, and allows EEA-based firms that passported into the UK to continue new and existing regulated business within the scope of their permissions in the UK for up to five years, while they seek full FCA authorization. On March 4, 2021, the FCA provided further guidance on the UK temporary permissions regime by advising firms of the opening and closing dates during which firms must either apply for full permission or cancel their temporary permission and then cease any regulated financial conduct in the UK. The UK also has created a financial services contracts regime that allows, for a limited time, EEA-based firms not taking advantage of the temporary permissions regime in the UK to continue to service UK customers under contracts entered into prior to the end of the transition period in order for them to conduct an orderly exit from the UK. In addition to the UK, EU governments, such as, among others, France, the Netherlands, Italy and Germany, also have adopted similar temporary permission regimes or other laws to permit UK products to be sold, and EU-UK financial transactions to continue, for a period of time in their countries. Pursuant to amendments implemented by the Withdraw of the United Kingdom from the European Union (Consequential Provisions) Bill 2020, a firm that is authorized in the UK and/or Gibraltar, which has previously passported into Ireland, will be deemed to be authorized for specific and limited purposes in Ireland for a 15 year period following the end of the transition period, subject to the fulfillment of certain conditions.
The FCA, ESMA and EU regulators previously signed memoranda of understandings (MoUs) covering cooperation and exchange of information that came into effect at the end of the transition period (i.e., on December 31, 2020) and provide for some level of regulatory coordination until a new regime is agreed and in place. In a joint declaration dated December 24, 2020, the EU and UK committed to agreeing to a framework for regulatory cooperation and mutual equivalence which would be set forth in a subsequent MoU by March 2021. On March 26, 2021, Her Majesty's Treasury (HM Treasury) announced that technical discussions had concluded, and that the UK and the EU agreed to a MoU that creates a framework for voluntary regulatory cooperation in financial services and establishes a Joint UK-EU Financial Regulatory Forum, which will serve as a platform to facilitate dialogue on financial services matters. The MoU, however, does not reflect progress on equivalency determinations. In addition to a few other equivalency decisions, such as two time-limited equivalency decisions in connection with the UK relating to central counterparty clearing and settlement of Irish securities, on June 26, 2021, the European Commission issued two adequacy decisions recognizing the level of protection of the UK's data protection laws as "essentially equivalent" with EU laws. These adequacy decisions allow EU to UK data flow to continue after Brexit. In September 2021, as part of a broader announcement on the future of the UK's data protection regime, the UK Government announced plans to work on granting adequacy decisions regarding the data protection laws of other countries, including the U.S., Australia, Singapore and others. HM Treasury has granted over 25 equivalency decisions to the EU, in addition to those granted to 32 other jurisdictions. UK regulators also are continuing with an "onshoring" process of amending EU legislation and regulatory requirements so that they work in the UK. In October 2020, the FCA, the Bank of England (BoE) and other UK regulators granted firms until March 31, 2022 to comply with certain of these regulatory changes including, among others, certain reporting obligations and market abuse requirements.
Despite these developments, there remains a risk of regulatory divergence between the UK and the EU. On July 1, 2021, Rishi Sunak, the UK Chancellor of the Exchequer, called an end to negotiations with the EU on regulatory equivalence (or common regulations) with EU financial services regulation. This decision means that the UK is electing to have its own financial rules. EU investment firms in EU Member States were required to comply with the Investment Firms Directive (IFD) and Investment Firms Regulation (IFR) by June 26, 2021, the effective date of the IFD and IFR in the EU. On March 5, 2021, the European Banking Authority (EBA) published draft standards on supervisory reporting and disclosures for investment firms as defined in the IFR, which are intended to ensure a proportionate implementation of the new prudential framework for investment firms

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
taking into account their different activities, sizes and complexity. On May 31, 2021, the EBA, together with ESMA, published a provisional list of instruments and funds that EU national competent authorities (NCAs) may use as own-funds for small investment firms. The IFD and IFR, however, do not bind the UK, and a new UK prudential regime for Markets in Financial Instruments (MiFID) firms titled Investment Firms Prudential Regime (IFPR) was included in the Financial Services Bill 2019-2021, which was based on the IFD and IFR. On December 14, 2020, the FCA issued "Consultation Paper 20/24: A new UK prudential regime for MiFID investment firms," in which the FCA solicited comment on its proposed rules on the IFPR. The consultation period closed on February 5, 2021. On April 19, 2021, the FCA issued "Consultation Paper 21/7: A new UK prudential regime for MiFID investment firms" in which the FCA solicited comment on its second set of proposed rules on IFPR. The consultation period closed on May 28, 2021. On April 29, 2021, the Financial Services Bill 2019-2021 received Royal Assent and became UK law as the Financial Services Act 2021. Among other things, this Act introduces the IFPR as a new UK prudential regime for investment firms, amends the UK's on-shored Packaged Retail and Insurance-based Investment Products Regulation (PRIIPs) to provide the FCA with additional powers to clarify the scope of the regulations and amend the requirements within the PRIIPs Key Information Document (KID), increases the power of the FCA to ensure a smooth transition away from LIBOR, simplifies the process enabling non-UK investment funds to be marketed in the UK and requires the FCA to consult on whether it should make general rules providing that authorized persons owe a duty of care to consumers. On June 29, 2021, the FCA issued its first of three policy statements based on its first consultation on the IFPR that sets forth "near final" rules on consolidation, own-fund requirements, and concentration risk, which will apply to UK-authorized MiFID firms. On July 26, 2021, the FCA issued its second policy statement, which sets forth industry feedback to the first policy statement, and additional "near-final" rules to supplement and amplify those rules that were set forth in the first policy statement. On August 6, 2021, the FCA published its third and final consultation on the IFPR with additional disclosure requirements and other technical changes. The consultation period closed on September 17, 2021. UK regulators are targeting an implementation date for the IFPR of January 1, 2022.
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
On May 7, 2021, the European Commission published a draft delegated act setting out definitive standards for the disclosure of information on environmental sustainability that certain large companies must make, as required under the Taxonomy Regulation. On June 8, 2021, ESMA published a "Trends, Risks and Vulnerabilities (TRV) Report" in which it assesses EU investment funds' exposure to climate-sensitive economic sectors and identifies certain key risks. On July 6, 2021, the European Commission adopted a delegated regulation that supplements certain disclosure requirements under the Taxonomy Regulation which specify the content, methodology and presentation of information that certain large financial and non-financial entities must disclose concerning their environmentally-sustainable economic activities. By letter dated July 23, 2021, addressed to the ESAs, the European Commission stated that, due to the length and technical detail of the Level 2 technical standards, their late submissions to the European Commission, and forthcoming amendments to the draft Level 2 technical standards by the European Commission, the European Commission will bundle all of the regulatory technical standards in a single delegated act and defer the date of application from January 1, 2022 to July 1, 2022. On July 26, 2021, the European Commission published updated Questions and Answers concerning a number of questions raised by the ESAs regarding the application of the SFDR,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
including the application of the SFDR to AIFMs and AIFs. On August 2, 2021, the European Commission published additional regulations and a directive as part of its sustainable finance initiatives regarding sustainability risks and sustainability factors to be taken into account by AIFs, UCITS and investment firms, among other regulated entities. On August 3, 2021, the Platform on Sustainable Finance: Technical Working Group published a draft report on preliminary recommendations for technical screening criteria for the Taxonomy Regulation. Comments on the report were due by September 24, 2021, with a final report expected in November 2021. On October 7, 2021, the European Parliament issued a press release announcing the rejection of a supplement to the Taxonomy Regulation that would have specified the technical screening criteria under which certain economic activities qualify as contributing substantially to climate change mitigation and climate change adaptation and for determining whether those activities cause significant harm to any other relevant environmental objectives.
Rather than adopt the SFDR, the UK announced on November 9, 2020 that it will introduce ESG disclosure rules aligning with the TCFD, making the UK the first country to adopt that approach. On December 22, 2020, the Financial Stability Board (FSB) issued a statement encouraging the International Financial Reporting Standards Foundation and financial authorities to use the TCFD's recommendations as the basis for standards for climate-related financial disclosures. In a consultation launched on March 24, 2021, the UK government solicited views on proposals to require that UK companies with more than 500 employees that are traded on a UK-regulated market disclose TCFD-aligned climate-related information. The consultation stated that new regulations would come into force on April 6, 2022. It also has been reported that an ESG Template for funds to explain their ESG features is expected to be proposed in 2021, to supplement the MiFID Template, which is being revised to include ESG fields. On June 22, 2021, the FCA published "Consultation Paper 21/17: Enhancing climate-related disclosures by asset managers, life insurers and FCA-regulation pension providers" in which the FCA proposes to introduce TCFD-aligned disclosure requirements for asset managers, life insurers and FCA-regulated pension providers, with a focus on the information needs of clients and consumers. The FCA also proposed to extend the TCFD-aligned climate disclosure requirements to all companies with standard listed equity shares, except for standard listed investment entities and shell companies. The consultation period ended on September 10, 2021. On June 7, 2021, the TCFD began to seek public comment on two documents, Proposed Guidance on Climate-related Metrics, Targets, and Transition Plans and the associated Measuring Portfolio Alignment: Technical Supplement, in order to update its final recommendations on climate-related financial disclosures as disclosure practices and the use of disclosures by financial and non-financial organizations have continued to progress since 2017. In a July 10, 2021 statement, the G20 Finance Ministers indicated that, "[w]e will work to promote implementation of disclosure requirements or guidance, building on the [TCFD] framework, in line with domestic regulatory frameworks, to pave the way for future global coordination efforts, taking into account jurisdictions' circumstances, aimed at developing a baseline global reporting standard."
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
In March 2020, HM Treasury released a consultation paper proposing an Overseas Fund Regime (OFR) which is targeted at Undertakings for the Collective Investment in Transferable Securities (UCITS) and would be a long-term replacement to the temporary permissions regime which enabled Federated Hermes' Irish UCITS funds to continue to be marketed in the UK after December 31, 2020. HM Treasury proposed this equivalence regime which will determine countries which are equivalent to the UK and will work with the FCA to determine countries of equivalence. HM Treasury used the Financial Services Act 2021 to formally introduce the OFR as an equivalence regime for overseas retail funds to be able to market to UK investors, including retail investors, on appropriate terms. HM Treasury has also proposed a separate regime for money market funds to be able to market to all investors, noting that the process will be different if the fund wants to market to retail or professional investors. These regimes will function similarly to the existing EU approach to equivalence. Federated Hermes has received permission from the FCA to allow certain Irish-domiciled UCITS funds and Luxembourg-based direct lending funds to continue to be marketed in the UK post-Brexit under the temporary permissions regime.
Despite negative deposit interest rates, euro-denominated European money market funds have successfully operated and provided investors with high quality diversified investments which continue to provide same day liquidity, first through the use of an approved share cancellation methodology and more recently through the use of accumulating share classes. Federated Hermes has worked with the FCA and the Central Bank of Ireland (CBI) on appropriate permissions to operate in each jurisdiction, in a manner similar to euro-denominated money market funds, should official rates in U.S. dollars or British pound sterling become negative.

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
In a speech, the Vice Chair for Supervision of the Fed, who also serves as Chair of the FSB, identified nonbank financial intermediation, money market funds and cross-border payments as the FSB's priorities for 2021. In its 2020 Annual Report regarding the "Implementation and Effects of the G20 Financial Regulatory Reforms", among other topics, the FSB reviewed the status of money market fund reforms across G20 jurisdictions, ongoing vulnerabilities from liquidity and leverage in asset management, and measures taken by financial regulators relating to funds (including money market funds) in response to the Pandemic. The FSB also issued a report on its "Holistic Review of the March Market Turmoil" (FSB Review) on November 17, 2020, in which it specifically reviewed the impact of the markets in March 2020 on open-end funds, including money market funds. In its FSB Review, among other conclusions, the FSB concluded that redemptions from money market funds were "exacerbated by certain fund structures and regulations that could have created perceptions of first-mover advantage." Among other recommendations, the FSB Review calls for an examination of risk factors, including "liquidity risks, core functions and aspects of the structure or regulations in non-government [money market funds], which experienced large outflows and contributed to the stress in short-term funding markets." In its December 16, 2020 "Global Monitoring Report on Non-Bank Financial Intermediation", the FSB further examined the impact of the Pandemic on the markets and the role of non-bank financial intermediaries, including the importance of money market funds in this sector, particularly in the U.S. and UK. In this report, the FSB noted that U.S. regulations allow fund boards to impose redemption gates and liquidity fees if a money market fund's weekly liquid assets fall below 30% of the fund's total assets, and that a concern that redemptions could be limited or suspended might have led to additional outflows. On June 30, 2021, the FSB published a consultation report, "Policy Proposals to Enhance Money Market Fund Resilience," in which it identified characteristics of money market funds that, in their view, make them susceptible to vulnerabilities, such as sudden and disruptive redemptions and the forced sale of assets to meet significant redemptions. The FSB also evaluated policy proposals purporting to enhance funds' resilience, including: (1) swing pricing; (2) minimum balance at risk; (3) capital buffers; (4) removing ties between regulatory thresholds and imposition of fees and gates; (5) removing stable NAVs; (6) limiting eligible assets; and (7) imposing additional liquidity requirements and escalation procedures. The FSB held a virtual workshop on the policy proposals on July 12, 2021.
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
The BoE also published a May 12, 2021 speech by BoE Governor Andrew Bailey in which he advocated for reforms to money market regulations in response to the March 2020 "dash for cash". The proposals outlined by Mr. Bailey in that speech align to the proposals of other global regulators, including U.S. regulators. The five proposals discussed were: (1) redemption terms should be aligned with the underlying liquidity of assets; (2) running minimal maturity mismatch risk; (3) money market funds should not hold less liquid assets on a scale that would make them more suitable to be traditional investment funds; (4) money market funds should not be designed with regulatory thresholds or cliff-edges which create adverse incentives and amplify first-mover advantage behavior; and (5) reforms should improve the ability of funds to support short-term funding markets, including by making them more resilient. On July 13, 2021, the BoE published a report, "Assessing the resilience of market-based finance," which sets forth the conclusions from a joint BoE and FCA review of the vulnerabilities associated with liquidity mismatch in open-end funds, including money market funds. Regarding money market funds, the report states: "To address vulnerabilities in the global money market fund sector, a robust and coherent package of international reforms needs to be identified. As noted in a speech by the Governor of the [BoE], it is important that any package removes the adverse incentives introduced by liquidity thresholds related to the use of suspensions, gates and redemption fees." The report identifies the following three priorities for remediating vulnerabilities in market-based finance: (1) limiting the demand for liquidity rising unduly in stress periods; (2) increasing the resilience of the supply of liquidity in stress periods; and (3) agreeing upon appropriate options for central banks to backstop market function. The report also discusses possible frameworks for consistently and realistically classifying the liquidity of fund assets and enhancing the calculation and use of swing pricing.
On July 1, 2021, the European Systemic Risk Board (ESRB) published an "Issues note on systemic vulnerabilities of and preliminary policy considerations to reform money market funds (MMFs)," in which the ESRB provides an overview of the money market fund sector in the EU, sets out its analysis of systemic vulnerabilities in money market funds, and identifies a broad set of preliminary policy options for money market fund reform. The Issues note, which primarily focuses on non-public debt money market funds (i.e., non-Government money market funds), identifies the following systemic vulnerabilities: (1) the large footprint for these money market funds in the commercial paper and certificate of deposit markets; (2) high portfolio overlap; (3) lack of reliable asset liquidity in the commercial paper and certificate of deposit markets; and (4) interconnectedness and the pressure a low interest rate environment places on liquidity. The Issues note also identifies the following initial policy options for money market fund reform, among others: (1) decoupling regulatory thresholds; (2) capital requirements and buffers; (3) implementing redemption holdbacks; (4) imposing notice periods for redemptions; (5) removing stable NAV money market funds; and (6) improved availability and use of swing pricing.
On July 26, 2021, the EBA published a consultation paper "Draft Regulatory Technical Standards [(RTS)] on criteria for the identification of shadow banking entities under Article 394(4) of Regulation (EU) No 575/2013" that purports to set out criteria for the identification of shadow banking entities for the purposes of reporting large exposures. In the consultation, the EBA discusses money market UCITS funds as conducting shadow banking, which the EBA defines as entities that offer banking services and perform banking activities as defined in the draft RTS but are not regulated and are not being supervised in accordance with any of the acts that form the regulated framework for banking. Among other things, the consultation solicits comments on whether money market funds should be considered shadow banking entities. The consultation period ended on October 26, 2021.
On September 17, 2021, the Managing Director of the International Monetary Fund released a report stating that the March 2020 global financial crisis exposed fundamental vulnerabilities that could affect global financial stability, and advocating that global financial regulators work together to boost the resilience of investment funds. The Managing Director identified money market funds as particularly vulnerable to redemptions triggered by economic shocks and advocated for certain policy measures to address the identified vulnerabilities.
On October 11, 2021, the FSB issued its "Policy Proposals to Enhance Money Market Fund Resilience: Final Report" ("FSB Final Report") in which the FSB set forth its final policy proposals for money market fund reform. In the FSB Final Report, the FSB finds that money market funds are subject to two broad types of vulnerabilities that can be mutually reinforcing: (1) susceptibility to sudden and disruptive redemptions, and (2) challenges in selling assets, particularly under stressed conditions. The proposals include mechanisms to: (1) impose on redeeming fund investors the cost of their redemptions; (2) absorb credit losses; (3) address regulatory thresholds that may give rise to cliff effects; and (4) reduce liquidity transformation. In the FSB Final Report, the FSB notes that it will be working with IOSCO to review progress made by member jurisdictions in adopting reforms to enhance MMF resilience, which are to be completed by the end of 2023, and then to assess the effectiveness of those measures in addressing risks to financial stability by 2026.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Federated Hermes does not believe money market funds are shadow banking entities. As discussed above, Federated Hermes believes that money market funds are resilient investment products that have proven their resiliency during the Pandemic. In an August 16, 2021 comment letter to the FSB, among other comments, Federated Hermes expressed its belief that the combination of delinking the potential imposition of redemption gates and liquidity fees with a money market fund's weekly liquid asset requirements and enhancing money market funds' ability to "know their customer", when combined with consideration of and improvements in the short-term funding markets generally, can address the FSB's concerns without adversely impacting the viability of money market funds and their benefits to investors, issuers and capital formation. In June 2021, among other comments, Federated Hermes provided similar comments to ESMA in response to its consultation. Federated Hermes intends to continue to engage with UK and EU (as well as U.S.) regulators in 2021, both individually and through industry groups, to shape any further money market fund reforms to avoid overly burdensome requirements or the erosion of benefits that money market funds provide.
Since the beginning of the third quarter 2021, UK and EU regulators issued, proposed or adopted other new consultations, directives, rules, laws and guidance that impact UK and EU investment management industry participants, including Federated Hermes. For example:
•On September 24, 2021, ESMA published a "Consultation Paper: Review of the MiFID II framework on best execution reports," in which ESMA requests comments from execution venues, investment firms and other market participants regarding standards for the content, format and data required by a best execution reporting regime required under MiFID II. The consultation period ends on December 23, 2021.
•On September 21, 2021, ESMA published a "Consultation Paper: Review of certain aspects of the Short Selling Regulation," in which ESMA requests, as part of a systematic review of the Short Selling Regulation, comments from issuers, investment firms and other market participants who engage in short sales or transactions resulting in net short positions. The consultation period ends on November 19, 2021.
•On September 9, 2021, the FCA and Prudential Regulation Authority (PRA) published a Dear CEO letter to firms that carry on trade finance activity to reiterate the FCA's and PCA's expectations of such firms, including an expectation to demonstrate that they have taken a risk sensitive approach to their control environment to ensure that the inherent risks within trade finance activity are effectively mitigated.
•On September 7, 2021, the European Commission adopted a delegated regulation that amended the technical standards regarding the KIDs for retail and insurance-based investment products. Among other amendments, the regulation amends the technical standards regarding the methodology and presentation of performance scenarios, cost presentation, the methodology for the calculation of summary cost indicators, past performance presentation and information, and the presentation of costs by PRIIPs offering a range of investment options. The delegated regulation becomes effective on July 1, 2022.
•On September 7, 2021, IOSCO published a "Final Report" on the use of artificial intelligence and machine learning by market intermediaries and asset managers. In addition to recognizing the significant efficiencies and benefits that can be derived from the use of technology, IOSCO notes that this use can also create or amplify risks. IOSCO also proposes six measures reflecting expected standards of conduct by intermediaries and asset managers, including considering requiring firms to have a designated senior manager responsible for the oversight of the development, testing, deployment, monitoring and controls of such technology.
•On August 18, 2021, ESMA published the final guidelines on Markets in Financial Instruments Directive II (MiFID II) applicable to market data providers. National Competent Authorities (NCAs) must within two months of publication notify ESMA whether they (1) comply, (2) do not comply but intend to comply, or (3) do not comply and do not intend to comply with the guidelines.
•On August 2, 2021, ESMA published its final guidelines for marketing communications under the new EU Cross-Border Distribution of Funds Regulation, which applies to EU UCITS and AIFs.
•On July 26, 2021, IOSCO published a consultation report soliciting feedback on a set of proposed recommendations regarding ESG Ratings and Data Products Providers. The consultation requests comments on a set of proposed recommendations to address challenges faced by users of products and services from ESG ratings and data providers, and the companies that are the subject of these ESG ratings and data products. The consultation period ended on September 6, 2021.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
•On July 20, 2021, the FCA published a consultation titled "PRIIPs - Proposed scope rules and amendments to Regulatory Technical Standards," in which the FCA requests comments on proposed amendments to the PRIIPs disclosure regime. The amendments are intended to, among other things, clarify the scope of PRIIPs and address misleading performance scenarios and summary risk indicators. The consultation period ended on September 30, 2021.
•On July 19, 2021, the FCA published a "Dear Chair" letter to AFMs setting forth the FCA's guidance on the design, delivery and disclosures of ESG and sustainable investment funds.
•On July 19, 2021, ESMA published a "Consultation Paper: Guidelines on certain aspects of the MiFID II remuneration requirements," in which ESMA requests comments on certain aspects of the MiFID II remuneration requirements for the purposes of enhancing clarity and fostering convergence in the application of the requirements. The consultation period ended on October 19, 2021.
•On July 15, 2021, the FCA published its 2021-2022 business plan, which indicate that the FCAs priorities for the coming business year include, among other things, (1) adapting the regulatory framework to facilitate a market-based transition to net-zero carbon emissions; (2) amendments to the regulatory framework for money market funds; (3) adapting legacy EU regulatory regimes; and (4) LIBOR transition.
•On July 15, 2021, the European Commission published a draft directive that would extend the exemption from the KID requirement under the PRIIPs Regulation for an additional six months from December 31, 2021 to June 30, 2022. On July 27, 2021, the European Commission then invited the Joint Committee of the ESAs to provide advice on certain areas concerning the PRIIPs Regulation, including, among others, the use of KIDs across the EU, the practical application of the rules under the PRIIPs Regulation, and the amount and nature of costs per PRIIP to various market participants. The European Commission asked the Joint Committee of the ESAs for responses by April 30, 2022.
•On July 7, 2021, the FSB published the "FSB Roadmap for Addressing Client-Related Financial Risks," in which the FSB sets forth considerations to support and promote international coordination on disclosures, data collection, vulnerabilities analysis and regulation, and purports to set out a comprehensive and coordinated plan for addressing climate-related financial risks.
Investment management industry participants, such as Federated Hermes, also have continued and will continue, to monitor, plan for and implement certain changes in response to previously issued new, proposed or adopted consultations, directives, rules, laws and guidance. Previously proposed and final consultations, directives, rules, laws and guidance included, among others: (1) the ongoing amendment and implementation of MiFID II; (2) HM Treasury's ongoing review of the UK retail disclosure regime and the PRIIPs Regulation; (3) efforts by ESMA to update and modify collection of information for monitoring systemic risk among AIFMs; (4) ESMA guidance on marketing communications under the Regulation on Cross-Border Distribution of Funds; (5) ESMA regulation of financial institutions, including AIFMs, UCITs management companies, and MiFID investment firms, outsourcing to cloud service providers; (6) the FCA's expected framework for long-term asset funds; (7) proposals to amend the FCA financial promotion rules for high-risk investments; (8) ESMA's updated guidelines for money market fund stress tests under the Money Market Fund Regulation; (9) the FCA's proposed rules on the IFPR, which is the new prudential regime for UK firms authorized under MiFID II; (10) ESMA's report regarding the preparedness of investment funds with significant exposure to corporate debt and real estate assets for potential future adverse liquidity conditions and valuation shocks; (11) a call for input from HM Treasury on its review of the UK funds regime to identify options that will make the UK a more attractive location to set up, manage and administer funds; and (12) the CBI's draft cross-industry guidance on outsourcing, which was published in February 2021, remained open for consultation until July 26, 2021, and, when finalized by the CBI later in 2021, will require Irish management companies to assess functions that are outsourced and maintain and submit to the CBI, beginning in January 2022, a register of all outsourcing arrangements.
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
An EU FTT also continues to be discussed although it remains unclear if or when an agreement will be reached regarding its adoption. Since the European Commission first proposed an EU FTT in 2011, proponents of the FTT have sought the widest possible application of the FTT with low tax rates. In December 2019, Germany proposed a draft directive that would impose a 0.2% tax on purchases of shares of large companies worth more than €1 billion, which would cover over 500 companies. Initial public offerings (IPOs) would be excluded, and each Member State would be free to tax equity funds and similar products for private pensions. Under the German proposal, the five countries with the highest incomes would share a small part of their revenues with the other countries, so that each participating country would receive at least €20 million of FTT revenue. No formal action has been taken on this German proposal.
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
As attention turns to a post-Pandemic economy and as the EU and EU Member States look to fund their budgets and the Pandemic-related measures that have been adopted, an EU FTT on securities transactions, or even bank account transactions, remains a potential additional source of revenue. On May 18, 2021, the European Commission issued a communication on "Business Taxation for the 21st Century," in which the European Commission indicated that, after July 2021, it would make certain additional proposals, which could include an FTT. In a meeting of the Council of the EU on June 3, 2021, the Council recognized that the European Commission recently clarified that, if there is no agreement by the end of 2022, the European Commission will, based on impact assessments, propose a new resource for the EU budget based on a new FTT and that the Commission will endeavor to make those proposals by June 2024 with the FTT's planned introduction by January 1, 2026. The Council also indicated at its June 3, 2021 meeting that further work will be required before final policy choices are made and an agreement on a possible FTT can be reached.
The exact time needed to reach a final agreement on an EU FTT, implement any agreement and enact legislation is not known at this time. As discussed above, certain individual EU Member States, such as Italy and France, have implemented FTTs at the Member State-level. Spain's 0.2% FTT on certain securities transactions, effective on January 16, 2021, is another example. The weakened economy in Europe can increase the risk that additional jurisdictions propose to implement FTTs. The Labour Party in the UK has also previously proposed a UK FTT (in addition to the existing UK stamp duty), but it has not been advanced to date. The Pandemic also could delay agreement on, and the implementation of, an FTT in the EU, UK or other European countries.
Notwithstanding the impact of the Pandemic, global securities regulators are urging the adoption of new risk free reference rates as alternatives to LIBOR. Separate working groups have been formed in the UK, the U.S., the EU, and other jurisdictions (e.g., Japan and Switzerland), to recommend an alternative to LIBOR for their respective markets. The FCA, the BoE and the PRA, as well as other global regulators, continue efforts started in September 2018 regarding the transition from LIBOR to the Sterling Overnight Index Average (SONIA) by the end of 2021. On March 5, 2021, Intercontinental Exchange, Inc. (ICE) published a feedback statement from the ICE Benchmark Administration Limited, a wholly-owned subsidiary of ICE and the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
administrator of LIBOR, formally confirming its intention to: (1) cease the publication of the one-week and two-month USD LIBOR after December 31, 2021; (2) cease publication of the EUR, CHF, JPY and GBP LIBOR for all tenors after December 31, 2021; and (3) cease the publication of all other tenors of USD LIBOR after June 30, 2023. On June 2, 2021, IOSCO issued a statement urging all global market participants to "discontinue new use of USD LIBOR-linked contracts, as soon as practicable and no later than the end of 2021, to avoid the safety and soundness risks associated with the continued use." On June 2, 2021, the FSB released statements and reports that set out recommendations for financial and non-financial sector firms, as well as the authorities, to consider as they seek to transition away from LIBOR by the end of 2021. The statements and reports include: (1) a summary of high-level steps firms will need to take now and over the course of 2021 to complete their transition; (2) a paper reviewing overnight risk-free rates and term rates; (3) a statement on the use of the International Swaps and Derivatives Association's (ISDA) spread adjustments in cash products; and (4) a statement encouraging authorities to set globally consistent expectations that regulated entities should cease the new use of USD LIBOR in line with the relevant timelines for that currency, regardless of where those trades are booked. On May 13, 2021, the FCA and BoE published a statement encouraging market users and liquidity providers in the sterling exchange-traded derivatives market to switch the default-traded instrument from LIBOR to SONIA from June 17, 2021. On April 19, 2021, the Working Group on Sterling-Free Rates, of which the BoE and FCA are ex-officio members, published a paper supporting the transition of legacy structured products where GBP LIBOR is used and encouraging market participants to amend existing structured products now and to issue new structured products based on compounded-in-arrears SONIA. On March 26, 2021, the FCA and BoE issued a "Dear CEO" letter urging firms to meet the deadlines for the transition away from LIBOR to alternative reference rates and advising that they are intensifying their focus on firms' management and oversight of the risks associated with the transition. In September 2021, the FCA issued a "Feedback Statement: FCA use of powers over use of critical benchmarks," in which the FCA discussed, among other topics, its authority to prohibit some or all new uses of a critical benchmark, which includes LIBOR in the UK. On September 9, 2021, the FCA also updated its website, and issued a consultation titled 'Proposed decisions on the use of LIBOR (Articles 23C and 21A BMR)," setting forth further guidance and requests for comment regarding further arrangements for the orderly wind-down of LIBOR by the end of 2021. Although the FCA found that market participants have made good progress in actively transitioning contracts away from LIBOR, the FCA concluded that it will not be practicable to convert all outstanding sterling and Japanese yen LIBOR contracts by year-end. Consequently, to avoid disruption to legacy contracts that reference the 1 month, 3 month and 6 month sterling and Japanese yen LIBOR settings, the FCA required the LIBOR benchmark administrator to publish these settings under a 'synthetic' methodology, based on term risk-free rates, for the duration of 2022. The FCA also proposed to prohibit new use of overnight, 1 month, 3 month, 6 month and 12 month U.S. dollar LIBOR, which will continue to be published through June 30, 2023.
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
The phase-out of LIBOR can cause the renegotiation or re-pricing of certain credit facilities, derivatives or other financial transactions to which investment management industry participants, including Federated Hermes and its products, customers or service providers, are parties, alter the accounting treatment of certain instruments or transactions, or have other unintended consequences, which, among other effects, could require additional internal and external resources, and can increase operating expenses. The extent of such renegotiation or re-pricing could be mitigated by the adoption of, or advocacy for, a historical five-year median difference spread adjustment methodology by certain regulators, self-regulatory organizations and trade groups (including, for example, the ARRC and ISDA). Federated Hermes continues to assess the impact that the transition from LIBOR will have on Federated Hermes and Federated Hermes' products and strategies, customers and service providers.
While Brexit has not had a significant impact on Federated Hermes' business as of September 30, 2021, given the post-Brexit regulatory environment and potential continuing impact of the Pandemic, Federated Hermes remains unable to fully assess the degree that any potential Brexit impact and resulting changes could have on Federated Hermes' business, results of operations, financial condition and/or cash flows. The 2018 HFML Acquisition and the 2021 Acquisition of HFML Noncontrolling Interest (together the HFML Acquisition), the HCL Acquisition, and HFML's acquisition of MEPC Limited effective as of January 1, 2020 (MEPC Acquisition), each increased the potential Brexit impact to Federated Hermes. Management also believes that a UK FTT or EU FTT, particularly if enacted with broad application, would be detrimental to Federated Hermes' business and could adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition and/or cash flows.
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
European Regulatory Developments, and Federated Hermes' efforts relating thereto, have had, and can continue to have, an impact on Federated Hermes' expenses and, in turn, financial performance. As of September 30, 2021, Federated Hermes is unable to fully assess the potential impact that an FTT or other international Regulatory Developments can have on its business, results of operations, financial condition and/or cash flows. Federated Hermes also is unable to fully assess at this time whether, or the degree to which, Federated Hermes, any of its investment management subsidiaries or any of the Federated Hermes Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution. The HFML Acquisition, HCL Acquisition and MEPC Acquisition each increased the potential impact that the above matters can have on Federated Hermes' business, results of operations, financial condition and/or cash flows.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Asset Highlights
Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2021	2020
By Asset Class
Equity	$97,425	$80,405	21%
Fixed-Income	97,226	79,546	22
Alternative / Private Markets	22,064	18,146	22
Multi-Asset	3,692	3,737	(1)
Total Long-Term Assets	220,407	181,834	21
Money Market	413,713	432,952	(4)
Total Managed Assets	$634,120	$614,786	3%

By Product Type
Funds:
Equity	$58,218	$46,093	26%
Fixed-Income	60,262	49,779	21
Alternative / Private Markets	14,299	11,393	26
Multi-Asset	3,518	3,546	(1)
Total Long-Term Assets	136,297	110,811	23
Money Market	292,311	325,940	(10)
Total Fund Assets	428,608	436,751	(2)
Separate Accounts:
Equity	39,207	34,312	14
Fixed-Income	36,964	29,767	24
Alternative / Private Markets	7,765	6,753	15
Multi-Asset	174	191	(9)
Total Long-Term Assets	84,110	71,023	18
Money Market	121,402	107,012	13
Total Separate Account Assets	205,512	178,035	15
Total Managed Assets	$634,120	$614,786	3%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(in millions)	2021	2020		2021	2020
By Asset Class
Equity	$100,076	$80,403	24%	$98,136	$78,930	24%
Fixed-Income	93,685	76,798	22	89,676	71,823	25
Alternative / Private Markets[1]	21,446	18,270	17	20,257	18,091	12
Multi-Asset	3,713	3,786	(2)	3,918	3,808	3
Total Long-Term Assets	218,920	179,257	22	211,987	172,652	23
Money Market	414,141	448,795	(8)	418,285	442,381	(5)
Total Average Managed Assets	$633,061	$628,052	1%	$630,272	$615,033	2%

By Product Type
Funds:
Equity	$59,918	$46,020	30%	$58,471	$44,106	33%
Fixed-Income	59,618	48,418	23	57,346	45,221	27
Alternative / Private Markets[1]	13,704	11,539	19	12,882	11,342	14
Multi-Asset	3,533	3,590	(2)	3,732	3,619	3
Total Long-Term Assets	136,773	109,567	25	132,431	104,288	27
Money Market	289,566	338,814	(15)	293,320	328,730	(11)
Total Average Fund Assets	426,339	448,381	(5)	425,751	433,018	(2)
Separate Accounts:
Equity	40,158	34,383	17	39,665	34,824	14
Fixed-Income	34,067	28,380	20	32,330	26,602	22
Alternative / Private Markets	7,742	6,731	15	7,375	6,749	9
Multi-Asset	180	196	(8)	186	189	(2)
Total Long-Term Assets	82,147	69,690	18	79,556	68,364	16
Money Market	124,575	109,981	13	124,965	113,651	10
Total Average Separate Account Assets	206,722	179,671	15	204,521	182,015	12
Total Average Managed Assets	$633,061	$628,052	1%	$630,272	$615,033	2%
1    The average balance for the nine months ended September 30, 2020 includes $8.2 billion of fund assets managed by a previously non-consolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (3) to the Consolidated Financial Statements for additional information.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Equity Funds
Beginning Assets	$59,933	$43,723	$54,312	$48,112
Sales	2,655	2,937	11,758	10,423
Redemptions	(3,522)	(3,299)	(11,717)	(12,431)
Net Sales (Redemptions)	(867)	(362)	41	(2,008)
Net Exchanges	3	31	(360)	(56)
Acquisitions/(Dispositions)	408	0	408	0
Impact of Foreign Exchange[1]	(283)	306	(463)	61
Market Gains and (Losses)[2]	(976)	2,395	4,280	(16)
Ending Assets	$58,218	$46,093	$58,218	$46,093

Equity Separate Accounts
Beginning Assets	$40,573	$33,136	$37,476	$40,899
Sales[3]	1,677	1,249	5,700	4,422
Redemptions[3]	(2,185)	(2,253)	(7,938)	(8,243)
Net Sales (Redemptions)[3]	(508)	(1,004)	(2,238)	(3,821)
Net Exchanges	0	0	403	(6)
Acquisitions/(Dispositions)	0	0	0	(71)
Impact of Foreign Exchange[1]	(227)	272	(471)	188
Market Gains and (Losses)[2]	(631)	1,908	4,037	(2,877)
Ending Assets	$39,207	$34,312	$39,207	$34,312

Total Equity
Beginning Assets	$100,506	$76,859	$91,788	$89,011
Sales[3]	4,332	4,186	17,458	14,845
Redemptions[3]	(5,707)	(5,552)	(19,655)	(20,674)
Net Sales (Redemptions)[3]	(1,375)	(1,366)	(2,197)	(5,829)
Net Exchanges	3	31	43	(62)
Acquisitions/(Dispositions)	408	0	408	(71)
Impact of Foreign Exchange[1]	(510)	578	(934)	249
Market Gains and (Losses)[2]	(1,607)	4,303	8,317	(2,893)
Ending Assets	$97,425	$80,405	$97,425	$80,405
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
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Fixed-Income Funds
Beginning Assets	$58,486	$46,046	$53,557	$44,223
Sales	7,273	7,183	24,724	21,811
Redemptions	(5,587)	(4,497)	(18,434)	(17,474)
Net Sales (Redemptions)	1,686	2,686	6,290	4,337
Net Exchanges	43	(36)	(10)	(5)
Acquisitions/(Dispositions)	17	0	17	0
Impact of Foreign Exchange[1]	(71)	105	(90)	(23)
Market Gains and (Losses)[2]	101	978	498	1,247
Ending Assets	$60,262	$49,779	$60,262	$49,779

Fixed-Income Separate Accounts
Beginning Assets	$32,315	$27,097	$30,720	$24,800
Sales[3]	5,662	2,676	9,982	6,426
Redemptions[3]	(1,017)	(400)	(3,872)	(2,618)
Net Sales (Redemptions)[3]	4,645	2,276	6,110	3,808
Net Exchanges	(50)	0	(48)	0
Acquisitions/(Dispositions)	0	0	0	(1)
Impact of Foreign Exchange[1]	(18)	30	(34)	32
Market Gains and (Losses)[2]	72	364	216	1,128
Ending Assets	$36,964	$29,767	$36,964	$29,767

Total Fixed-Income
Beginning Assets	$90,801	$73,143	$84,277	$69,023
Sales[3]	12,935	9,859	34,706	28,237
Redemptions[3]	(6,604)	(4,897)	(22,306)	(20,092)
Net Sales (Redemptions)[3]	6,331	4,962	12,400	8,145
Net Exchanges	(7)	(36)	(58)	(5)
Acquisitions/(Dispositions)	17	0	17	(1)
Impact of Foreign Exchange[1]	(89)	135	(124)	9
Market Gains and (Losses)[2]	173	1,342	714	2,375
Ending Assets	$97,226	$79,546	$97,226	$79,546
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
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Alternative / Private Markets Funds
Beginning Assets[1]	$13,225	$11,037	$12,100	$11,389
Sales	1,140	471	2,325	1,799
Redemptions	(494)	(386)	(1,483)	(1,511)
Net Sales (Redemptions)	646	85	842	288
Net Exchanges	0	0	(2)	(1)
Acquisitions/(Dispositions)	81	0	81	0
Impact of Foreign Exchange[2]	(345)	440	(225)	(258)
Market Gains and (Losses)[3]	692	(169)	1,503	(25)
Ending Assets	$14,299	$11,393	$14,299	$11,393

Alternative / Private Markets Separate Accounts
Beginning Assets	$7,737	$6,448	$6,984	$6,713
Sales[4]	179	115	802	467
Redemptions[4]	(39)	(25)	(227)	(443)
Net Sales (Redemptions)[4]	140	90	575	24
Acquisitions/(Dispositions)	0	0	0	452
Impact of Foreign Exchange[2]	(209)	268	(136)	(188)
Market Gains and (Losses)[3]	97	(53)	342	(248)
Ending Assets	$7,765	$6,753	$7,765	$6,753

Total Alternative / Private Markets
Beginning Assets[1]	$20,962	$17,485	$19,084	$18,102
Sales[4]	1,319	586	3,127	2,266
Redemptions[4]	(533)	(411)	(1,710)	(1,954)
Net Sales (Redemptions)[4]	786	175	1,417	312
Net Exchanges	0	0	(2)	(1)
Acquisitions/(Dispositions)	81	0	81	452
Impact of Foreign Exchange[2]	(554)	708	(361)	(446)
Market Gains and (Losses)[3]	789	(222)	1,845	(273)
Ending Assets	$22,064	$18,146	$22,064	$18,146
1    The beginning assets for the nine months ended September 30, 2020 includes $8.2 billion of fund assets managed by a previously non-consolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (3) to the Consolidated Financial Statements for additional information.
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
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Multi-Asset Funds
Beginning Assets	$3,517	$3,516	$3,744	$4,000
Sales	71	44	224	164
Redemptions	(99)	(146)	(779)	(538)
Net Sales (Redemptions)	(28)	(102)	(555)	(374)
Net Exchanges	9	(4)	27	(23)
Acquisitions/(Dispositions)	54	0	54	0
Market Gains and (Losses)[1]	(34)	136	248	(57)
Ending Assets	$3,518	$3,546	$3,518	$3,546

Multi-Asset Separate Accounts
Beginning Assets	$182	$189	$204	$199
Sales[2]	0	1	2	27
Redemptions[2]	(4)	(9)	(38)	(20)
Net Sales (Redemptions)[2]	(4)	(8)	(36)	7
Net Exchanges	0	0	1	0
Impact of Foreign Exchange[3]	0	1	(1)	1
Market Gains and (Losses)[1]	(4)	9	6	(16)
Ending Assets	$174	$191	$174	$191

Total Multi-Asset
Beginning Assets	$3,699	$3,705	$3,948	$4,199
Sales[2]	71	45	226	191
Redemptions[2]	(103)	(155)	(817)	(558)
Net Sales (Redemptions)[2]	(32)	(110)	(591)	(367)
Net Exchanges	9	(4)	28	(23)
Acquisitions/(Dispositions)	54	0	54	0
Impact of Foreign Exchange[3]	0	1	(1)	1
Market Gains and (Losses)[1]	(38)	145	254	(73)
Ending Assets	$3,692	$3,737	$3,692	$3,737
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
Total Changes in Long-Term Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Total Long-Term Fund Assets
Beginning Assets[1]	$135,161	$104,322	$123,713	$107,724
Sales	11,139	10,635	39,031	34,197
Redemptions	(9,702)	(8,328)	(32,413)	(31,954)
Net Sales (Redemptions)	1,437	2,307	6,618	2,243
Net Exchanges	55	(9)	(345)	(85)
Acquisitions/(Dispositions)	560	0	560	0
Impact of Foreign Exchange[2]	(699)	851	(778)	(220)
Market Gains and (Losses)[3]	(217)	3,340	6,529	1,149
Ending Assets	$136,297	$110,811	$136,297	$110,811

Total Long-Term Separate Accounts Assets
Beginning Assets	$80,807	$66,870	$75,384	$72,611
Sales[4]	7,518	4,041	16,486	11,342
Redemptions[4]	(3,245)	(2,687)	(12,075)	(11,324)
Net Sales (Redemptions)[4]	4,273	1,354	4,411	18
Net Exchanges	(50)	0	356	(6)
Acquisitions/(Dispositions)	0	0	0	380
Impact of Foreign Exchange[2]	(454)	571	(642)	33
Market Gains and (Losses)[3]	(466)	2,228	4,601	(2,013)
Ending Assets	$84,110	$71,023	$84,110	$71,023

Total Long-Term Assets
Beginning Assets[1]	$215,968	$171,192	$199,097	$180,335
Sales[4]	18,657	14,676	55,517	45,539
Redemptions[4]	(12,947)	(11,015)	(44,488)	(43,278)
Net Sales (Redemptions)[4]	5,710	3,661	11,029	2,261
Net Exchanges	5	(9)	11	(91)
Acquisitions/(Dispositions)	560	0	560	380
Impact of Foreign Exchange[2]	(1,153)	1,422	(1,420)	(187)
Market Gains and (Losses)[3]	(683)	5,568	11,130	(864)
Ending Assets	$220,407	$181,834	$220,407	$181,834
1    The beginning assets for the nine months ended September 30, 2020 includes $8.2 billion of fund assets managed by a previously non-consolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (3) to the Consolidated Financial Statements for additional information.
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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Nine Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
By Asset Class
Money Market	66%	72%	19%	42%
Equity	16%	13%	52%	37%
Fixed-Income	14%	12%	18%	13%
Alternative / Private Markets	3%	3%	8%	5%
Multi-Asset	1%	0%	2%	2%
Other	—%	--	1%	1%
By Product Type
Funds:
Money Market	46%	53%	16%	39%
Equity	9%	7%	41%	29%
Fixed-Income	9%	8%	15%	11%
Alternative / Private Markets	2%	2%	5%	3%
Multi-Asset	1%	0%	2%	2%
Separate Accounts:
Money Market	20%	19%	3%	3%
Equity	7%	6%	11%	8%
Fixed-Income	5%	4%	3%	2%
Alternative / Private Markets	1%	1%	3%	2%
Other	—%	—%	1%	1%
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
As of September 30, 2021, total managed assets increased 3% from September 30, 2020, primarily due to increases in fixed-income and equity assets, partially offset by a decrease in money market assets. Total average money market assets decreased 8% and 5% for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. Period-end money market assets decreased 4% at September 30, 2021 as compared to September 30, 2020. Average equity assets increased 24% for both the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. Period-end equity assets increased 21% at September 30, 2021 as compared to September 30, 2020 primarily due to market appreciation. Average fixed-income assets increased 22% and 25% for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. Period-end fixed-income assets increased 22% at September 30, 2021 as compared to September 30, 2020 primarily due to net sales and, to a lesser extent, market appreciation.
Equity markets continued to rally the first two months of the third quarter before taking a volatile turn in September as uncertainties ranging from the Delta variant's spread and stubborn inflation to a slowing China and political brinkmanship in Washington, D.C., weighed on markets. Despite posting its worst month since March 2020, the Standard and Poor's 500 index managed to eke out a 0.6% return for the quarter, while both the Nasdaq Composite Index and Dow Jones Industrial Average slipped 0.2% and 1.5%, respectively, for the three months. Overseas markets were similar with the MSCI World ex USA Index down 1.2% for the quarter and the MSCI All Country World ex USA down 3.6%. In the fixed-income markets, a July 2021 rally reversed in the subsequent two months and particularly near quarter-end, when the Fed signaled a slightly more aggressive policy tilt, leaving longer yields largely unchanged for the three months despite intra-period volatility. The yield on the 10-year

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Treasury ended the quarter at 1.49%, up 2 basis points from where it started, while the yield on the 30-year Treasury dipped 4 basis points to end the quarter at 2.05%.
Results of Operations
Revenue. Revenue decreased $37.9 million for the three-month period ended September 30, 2021 as compared to the same period in 2020 primarily due to an increase of $72.4 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact) and a decrease in money market revenue of $17.5 million due to lower average money market assets. These decreases were partially offset by an increase in equity and fixed-income revenue of $34.5 million and $11.9 million, respectively, due to higher average assets.
Revenue decreased $105.5 million for the nine-month period ended September 30, 2021 as compared to the same period in 2020 primarily due to an increase of $253.3 million in Voluntary Yield-related Fee Waivers and a decrease in money market revenue of $32.9 million due to lower average money market assets. These decreases were partially offset by an increase in equity and fixed-income revenue of $110.4 million and $37.7 million, respectively, due to higher average assets, an increase of $9.3 million as a result of the consolidation of certain VIEs not previously consolidated prior to the first quarter of 2021 related to the HCL Acquisition (see Note (3) to the Consolidated Financial Statements) and an increase in alternative/private market revenue of $7.3 million primarily due to the revenue of a previously nonconsolidated entity being recorded to operating revenue beginning in March 2020.
For the nine-month period ended September 30, 2021 and 2020, Federated Hermes' ratio of revenue to average managed assets was 0.21% and 0.23%, respectively. The decrease in the rate was primarily due to the reduction of revenue from higher Voluntary Yield-related Fee Waivers, partially offset by a higher proportion of revenue earned on average equity and fixed-income assets during the first nine months of 2021 compared to the same period in 2020.
Operating Expenses. Total Operating Expenses for the three-month period ended September 30, 2021 decreased $22.9 million as compared to the same period in 2020 primarily due to a decrease of $35.2 million in Distribution expense primarily related to a decrease in expense of $39.3 million due to an increase in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact). This was partially offset by an increase in Compensation and Related expense of $5.8 million driven primarily by the increase in the average Great British Pound (GBP)/United States Dollar (USD) exchange rate for the three-month period ended September 30, 2021 as compared to the same period in 2020.
Total Operating Expenses for the nine-month period ended September 30, 2021 decreased $79.9 million as compared to the same period in 2020 primarily due to a decrease of $137.9 million in Distribution expense primarily related to a decrease in expense of $153.9 million due to an increase in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact). This was partially offset by an increase in Compensation and Related expense of $43.3 million driven primarily by (1) an increase of $12.9 million due to the increase in the average GBP/USD exchange rate for the nine-month period ended September 30, 2021 as compared to the same period in 2020, (2) an increase of $9.2 million as a result of the consolidation of certain VIEs not previously consolidated prior to 2021 related to the HCL Acquisition (see Note (3) to the Consolidated Financial Statements), (3) an increase of $6.1 million related to the compensation expenses of a previously nonconsolidated entity being recorded to Compensation and Related expense beginning in March 2020 and (4) an increase of $5.2 million related to an increase in staff. Systems and Communications expense increased $9.9 million primarily due to technology-related projects.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net decreased $8.0 million for the three-month period ended September 30, 2021 as compared to the same period in 2020. The decrease is primarily due to a $6.5 million decrease in Gain (Loss) on Securities, net due to the third quarter 2020 including an increase in the market value of investments compared to a slight decrease in the third quarter 2021 and a $1.3 million loss recorded to Nonoperating Income (Expenses) - Other, net related to a derivative financial instrument associated with the 2021 Acquisition of HFML Noncontrolling Interest in the third quarter of 2021 (FX Forward Loss).
Nonoperating Income (Expenses), net decreased $6.3 million for the nine-month period ended September 30, 2021 as compared to the same period in 2020. The decrease is primarily due to a $7.5 million gain from a fair value adjustment to an equity investment of a previously nonconsolidated entity recorded in Nonoperating Income (Expenses) - Other, net in March 2020 and the $1.3 million FX Forward Loss recorded in the third quarter of 2021. These decreases were partially offset by a $3.1 million

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
increase in Gain (Loss) on Securities, net primarily due to higher gains recorded from the increase in the market value of investments in the first nine months of 2021 as compared to the same period in 2020.
Income Taxes. The income tax provision was $23.2 million for the three-month period ended September 30, 2021 as compared to $32.9 million for the same period in 2020. The decrease in the income tax provision was primarily due to (1) higher taxes in 2020 due to an increased deferred tax expense associated with the change in the UK tax rate from 17% to 19% ($3.3 million) and (2) lower taxable income ($6.2 million). The effective tax rate was 24.0% for the three-month period ended September 30, 2021 as compared to 27.5% for the same period in 2020. The decrease in the effective tax rate was primarily due to the increase in deferred tax expense in 2020 associated with the 2020 UK tax rate increase from 17% to 19%.
The income tax provision was $83.4 million for the nine-month period ended September 30, 2021 as compared to $81.9 million for the same period in 2020. The increase in the income tax provision was primarily due to the net increase in deferred taxes associated with the change in the UK tax rate in 2020 from 17% to 19% and in 2021 from 19% to 25% effective April 1, 2023 ($11.2 million), partially offset by a decrease in taxable income ($8.3 million). The effective tax rate was 29.3% for the nine-month period ended September 30, 2021 as compared to 25.9% for the same period in 2020. The increase in the effective income tax rate was primarily due to the increase in deferred tax expense associated with the aforementioned UK tax rate increase from 19% to 25%.
Net Income Attributable to Federated Hermes, Inc. Net income decreased $14.5 million for the three-month period ended September 30, 2021 as compared to the same period in 2020, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended September 30, 2021 decreased $0.12 as compared to the same period in 2020 primarily due to decreased net income.
Net income decreased $29.5 million for the nine-month period ended September 30, 2021 as compared to the same period in 2020, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the nine-month period ended September 30, 2021 decreased $0.25 as compared to the same period in 2020 primarily due to decreased net income.
Liquidity and Capital Resources
Liquid Assets. At September 30, 2021, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $411.8 million as compared to $432.5 million at December 31, 2020. The change in liquid assets is discussed below.
At September 30, 2021, Federated Hermes' liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and certain other countries subject to economic sanctions. Federated Hermes' experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $152 million in AUM) that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes' credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $101.0 million for the nine months ended September 30, 2021 as compared to net cash provided totaling $243.5 million for the same period in 2020. The decrease of $142.5 million was primarily due to (1) a net increase of $122.1 million in cash paid for trading securities for the nine months ended September 30, 2021 as compared to the same period in 2020, (2) a decrease in cash received related to the $105.5 million decrease in revenue previously discussed and (3) an increase of $24.0 million in cash paid for incentive compensation for the nine months ended September 30, 2021 as compared to the same period in 2020. These decreases were partially offset by a decrease in cash paid related to the $137.9 million decrease in Distribution expense previously discussed.
Cash Provided by Investing Activities. During the nine-month period ended September 30, 2021, net cash provided by investing activities was $13.0 million, which primarily represented $33.3 million in cash received from redemptions of Investments—Affiliates and Other partially offset by $7.8 million paid for property and equipment, $7.2 million paid for purchases of Investments—Affiliates and Other and $5.3 million paid for an asset purchase during 2021.
Cash Used by Financing Activities. During the nine-month period ended September 30, 2021, net cash used by financing activities was $213.4 million due primarily to the payment to acquire additional equity of HFML (see Note (3) to the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Consolidated Financial Statements), $92.4 million paid for treasury stock purchases, $79.7 million or $0.81 per share paid in dividends to holders of its common shares and $55.0 million paid in connection with its debt obligations. This was partially offset by $101.3 million of contributions from noncontrolling interests in subsidiaries and $82.2 million borrowed from Federated Hermes revolving credit facility.
Borrowings. As of September 30, 2021, Federated Hermes' Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of September 30, 2021, Federated Hermes has $247.8 million available to borrow under the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information on the Credit Agreement.
The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the nine months ended September 30, 2021. An interest coverage ratio of at least 4 to 1 is required and, as of September 30, 2021, Federated Hermes' interest coverage ratio was 386 to 1. A leverage ratio of no more than 3.0 to 1 is required and, as of September 30, 2021, Federated Hermes' leverage ratio was 0.23 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.
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
On October 28, 2021, the board of directors declared a $0.27 per share dividend to shareholders of record as of November 8, 2021 to be paid on November 15, 2021.
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
Investments—Consolidated Investment Companies at September 30, 2021 decreased $37.3 million from December 31, 2020 primarily due to a decrease of $73.0 million related to the deconsolidation of three VREs and the liquidation of a VRE during the first nine months of 2021. This decrease was partially offset by an increase of $34.5 million due to the consolidation of a VRE and a VIE in the first nine months of 2021.
Investments—Affiliates and Other at September 30, 2021 increased $43.7 million from December 31, 2020 primarily due to the deconsolidation of two VREs in the first nine months of 2021 which reclassified Federated Hermes' investment into Investments—Affiliates and Other.
Accrued Compensation and Benefits at September 30, 2021 decreased $37.5 million from December 31, 2020 primarily due to the 2020 accrued annual incentive compensation being paid in the first quarter of 2021 ($133.9 million), partially offset by 2021 incentive compensation accruals recorded at September 30, 2021 ($95.9 million).

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Long-Term Deferred Tax Liability, net at September 30, 2021 increased $17.4 million from December 31, 2020 primarily due to the revaluation of the foreign net deferred tax liability associated with the change in the UK tax rate from 19% to 25% effective April 1, 2023.
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
The continued uncertainty caused by the Pandemic resulted in management determining that an indicator of potential impairment existed beginning in the first quarter of 2020 for certain indefinite-lived intangible assets totaling £150.3 million ($202.5 million as of September 30, 2021) acquired in connection with the 2018 HFML Acquisition. A discounted cash flow analysis resulted in no impairment as of each quarter end for 2020 and the first and second quarters of 2021 since the estimated fair value of these intangible assets exceeded the carrying value. An additional discounted cash flow analysis prepared as of September 30, 2021 resulted in the estimated fair value exceeding the carrying value by less than 5%. The key assumptions in the discounted cash flow analysis include revenue growth rates, pre-tax profit margins and the discount rate applied to the projected cash flows. The risk of future impairment increases with a decrease in projected cash flows and/or an increase in the discount rate. As of September 30, 2021, assuming all other assumptions remain static, an increase or decrease of 10% in projected revenue growth rates would result in a corresponding change to estimated fair value of approximately 6% and 5%, respectively. An increase or decrease of 10% in pre-tax profit margins would result in a corresponding change to estimated fair value of approximately 12%. An increase or decrease in the discount rate of 25 basis points would result in an inverse change to estimated fair value of approximately 3%. The market volatility and other events related to the Pandemic could further reduce the AUM, revenues and earnings associated with these intangible assets and may result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which may result in an impairment. For additional information on risks related to the Pandemic, see Item 1A - Risk Factors included in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020.
Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
Federated Hermes has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency risk when translated into U.S. dollars upon consolidation. During 2021, a British Pound Sterling-denominated, majority-owned subsidiary of Federated Hermes entered into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar (combined notional amount of £67.6 million as of September 30, 2021). This subsidiary is exposed to foreign currency exchange risk as a result of a portion of its revenue being earned in U.S. Dollars. Management considered a hypothetical 20% fluctuation in the currency exchange rate and determined that the impact of such a fluctuation could impact Federated Hermes’ financial condition and results of operations by approximately $10 million.
As of September 30, 2021, there were no other material changes to Federated Hermes' exposures to market risk that would require an update to the disclosures provided in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020.

Part I, Item 4. Controls and Procedures
(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes' President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated Hermes' disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated Hermes' disclosure controls and procedures were effective at September 30, 2021.
(b)There has been no change in Federated Hermes' internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, Federated Hermes' internal control over financial reporting.
Part II, Item 1. Legal Proceedings
Information regarding this Item is contained in Note (15) to the Consolidated Financial Statements.
Part II, Item 1A. Risk Factors
There are no material changes to the risk factors included in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020.
Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table summarizes stock repurchases under Federated Hermes' share repurchase program during the third quarter of 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July[2]	1,900	$3.00	0	3,166,755
August	130,000	32.58	130,000	3,036,755
September[2]	461,719	29.16	425,000	2,611,755
Total	593,619	$29.82	555,000	2,611,755
1    In April 2021, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 4.0 million shares of Class B common stock. No other program existed as of September 30, 2021. See Note (13) to the Consolidated Financial Statements for additional information on this program.
2    In July and September 2021, 1,900 and 36,719 shares, respectively, of Class B common stock with a weighted-average price of $3.00 and $0.87 per share, respectively, were repurchased as employees forfeited restricted stock.

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

Federated Hermes, Inc.
(Registrant)

Date	October 29, 2021	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	October 29, 2021	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer