Form 10-K
period 2021-12-31
FEDERATED HERMES, INC.
filed 2022-02-25
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the Class B common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $3.1 billion, based on the New York Stock Exchange closing price. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are affiliates within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B common stock outstanding on February 18, 2022, was 9,000 and 92,006,568, respectively.

Documents incorporated by reference:
Part III of this Form 10-K incorporates by reference certain information from the registrant's 2022 Information Statement.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-K constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may," and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management's assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: the coronavirus, its impact and plans in response; asset flows, levels, values and mix; business mix; the level, timing, degree and impact of changes in interest rates or yields; fee rates and recognition; sources and levels of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain certain fund expense ratios, to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether and under what circumstances Fee Waivers may be implemented; the integration of environmental, social and governance factors, the impact of market volatility, liquidity and other market conditions; whether and when revenue or expense is recognized; whether performance fees or carried interest will be earned or clawed-back; whether and when capital contributions may be made; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the timing and amount of acquisition-related payment obligations; payment obligations pursuant to employment or incentive arrangements; vesting rights and requirements; business and market expansion opportunities, including acceleration of global growth; interest and principal payments or expenses; taxes, tax rates, tax elections, deferred tax assets and the impact of tax law changes; tax treatment of dividends from non-U.S. subsidiaries; benefits of foreign net operating losses and deferred tax assets; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes' product and market performance and Federated Hermes' performance indicators; investor preferences; product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; legal proceedings; regulatory matters, including the pace, level, focus, scope, timing, impact, effects and other consequences of regulatory developments; the attractiveness and resiliency of money market funds; dedication of resources; accounting-related assessments, judgments and determinations; compliance, and related legal, compliance and other professional services expenses; interest rate, concentration, market, currency and other risks; impact or potential impact of risks on Federated Hermes' financial condition; plans and timing for, and amount of stock required for, a tender offer to acquire the remaining approximate 10% interest in a foreign subsidiary; and various other items set forth under Item 1A - Risk Factors. Among other risks and uncertainties, market conditions may change significantly and impact Federated Hermes' business and results, including by changing Federated Hermes' asset flows, levels, and mix, and business mix, which may cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes' success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediary customers who offer Federated Hermes' products to other customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes' risks and uncertainties also include liquidity and credit risks in Federated Hermes' money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such products. Many of these factors may be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that may impact the forward-looking statements, see Item 1A - Risk Factors.

Part I
ITEM 1 – BUSINESS
General
Federated Hermes, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, Federated Hermes), was formerly known as Federated Investors, Inc. Effective January 31, 2020, Federated Investors, Inc.'s name was changed to Federated Hermes, Inc.
Federated Hermes is a leading provider of investment management products and related financial services. Federated Hermes has been in the investment management business since 1955 and is one of the largest investment managers in the United States (U.S.) with $668.9 billion in assets under management (AUM or managed assets) at December 31, 2021.
Federated Hermes operates in one operating segment, the investment management business. Federated Hermes sponsors, markets and provides investment-related services to various investment products, including sponsored investment companies and other funds (Federated Hermes Funds) and Separate Accounts (which include separately managed accounts (SMAs), institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. In addition, Federated Hermes markets and provides stewardship and real estate development services to various domestic and international companies. Federated Hermes' principal source of revenue is investment advisory fees earned by various domestic and foreign subsidiaries pursuant to investment advisory contracts and based primarily upon the AUM of the investment products and strategies. Domestic advisory subsidiaries are registered as investment advisors under the Investment Advisers Act of 1940 (Advisers Act), while foreign advisory subsidiaries are registered in the U.S. and/or with foreign regulators.
Federated Hermes provides investment advisory services to 168 Federated Hermes Funds as of December 31, 2021. Federated Hermes markets these funds to institutional customers and banks, broker/dealers and other financial intermediaries who use them to meet the needs of customers and/or clients (collectively including intermediaries, customers), including, among others, retail investors, corporations and retirement plans. The Federated Hermes Funds are domiciled in the U.S., as well as Ireland, the United Kingdom (UK), Luxembourg, Guernsey, Jersey and the Cayman Islands. Most of Federated Hermes' U.S.-domiciled funds are registered under the Investment Company Act of 1940 (1940 Act) and under other applicable federal laws. Each U.S.-domiciled registered fund enters into an advisory agreement that is subject to annual approval by the fund's board of directors or trustees, a majority of whom are not interested persons, as defined under the 1940 Act, of either the funds or Federated Hermes. In general, material amendments to such advisory agreements must be approved by a fund's shareholders. These advisory agreements are generally terminable upon 60 days' notice to the investment advisor. See Item 1A - Risk Factors - Specific Risk Factors - Potential Adverse Effects of Termination or Failure to Renew Advisory Agreements for additional information on Federated Hermes' advisory agreements.
Of the 168 Federated Hermes Funds as of December 31, 2021, Federated Hermes' investment advisory subsidiaries managed 23 money market funds with $312.8 billion in AUM, 55 fixed-income funds with $59.9 billion in AUM, 42 equity funds with $57.0 billion in AUM, 43 alternative/private markets funds with $14.8 billion in AUM and five multi-asset funds with $3.6 billion in AUM.
As of December 31, 2021, Federated Hermes provided investment advisory services to $220.7 billion in Separate Account assets. These Separate Accounts represent assets of government entities, high-net-worth individuals, pension and other employee benefit plans, corporations, trusts, foundations, endowments, sub-advised funds and other accounts or products owned or sponsored by third parties. Fees for Separate Accounts are typically based on AUM pursuant to investment advisory agreements that are generally terminable upon notice to Federated Hermes (or, in certain cases, after a 30 day, 60 day or similar notice period).
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
On July 2, 2018, Federated Hermes completed, effective as of July 1, 2018, the acquisition of a 60% controlling interest in Hermes Fund Managers Limited (HFML) from BT Pension Scheme (BTPS) (2018 HFML Acquisition). On August 31, 2021, Federated Hermes completed the acquisition of the 29.5% noncontrolling interests in HFML from BTPS (2021 Acquisition of HFML Noncontrolling Interests). As a result of the 2018 HFML Acquisition, Federated Hermes provides stewardship services and environmental, social and governance (ESG) integrated investment strategies. Through the stewardship services, Federated Hermes offers customers a range of solutions for engagement, advocacy, active ownership and impact and delivers effective engagement with the companies in which its customers may invest. In order to continue to seek and enhance long-term performance for its customers and clients, Federated Hermes continues to take steps to integrate the proprietary insights from fundamental ESG factors and engagement research into nearly all of its investment strategies.
On March 5, 2020, Federated Hermes acquired, effective as of March 1, 2020, 100 percent ownership of HGPE Capital Limited (HCL Acquisition). The principal activity of HGPE Capital Limited is that of a holding company for an infrastructure and private equity investment management business. As a result of the acquisition of HGPE Capital Limited, Federated Hermes gained control of Hermes GPE LLP (HGPE) (collectively with HGPE Capital Limited, HCL). The addition of London-based HCL provides the opportunity to further accelerate and broaden Federated Hermes' global growth.
Assets Under Management
Total AUM are composed of Federated Hermes Funds and Separate Accounts and represent the balance of AUM at a point in time. Total managed assets for the past two years were as follows:

	As of December 31,		2021 vs. 2020
dollars in millions	2021	2020
Equity	$96,716	$91,788	5%
Fixed-Income	97,550	84,277	16
Alternative / Private Markets	22,920	19,084	20
Multi-Asset	3,780	3,948	(4)
Total Long-Term Assets	220,966	199,097	11
Money Market	447,907	420,333	7
Total Managed Assets	$668,873	$619,430	8%
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

	Year Ended December 31,			2021 vs. 2020	2020 vs. 2019
dollars in millions	2021	2020	2019
Equity	$98,040	$80,591	$81,212	22%	(1)%
Fixed-Income	91,564	74,403	65,375	23	14
Alternative / Private Markets[1]	20,754	18,206	17,896	14	2
Multi-Asset	3,879	3,813	4,192	2	(9)
Total Long-Term Assets	214,237	177,013	168,675	21	5
Money Market	418,562	436,895	340,505	(4)	28
Total Average Managed Assets	$632,799	$613,908	$509,180	3%	21%
1    The average balance for the year ended December 31, 2019 includes $8.2 billion of fund assets managed by a previously non-consolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (2) to the Consolidated Financial Statements for additional information.

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
Revenue
Federated Hermes' revenue from investment advisory, administrative and other service fees over the last three years were as follows:

	Year Ended December 31,			2021 vs. 2020	2020 vs. 2019
dollars in thousands	2021	2020	2019
Investment Advisory Fees, net	$915,984	$1,011,467	$907,605	(9)%	11%
Administrative Service Fees, net	306,639	318,152	245,887	(4)	29
Other Service Fees, net	77,824	118,649	173,402	(34)	(32)
Total Revenue	$1,300,447	$1,448,268	$1,326,894	(10)%	9%
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
Federated Hermes, which began selling money market fund products to institutions in 1974, is one of the largest U.S. managers of money market assets, with $447.9 billion in AUM at December 31, 2021. Federated Hermes has developed expertise in managing cash for institutions, which typically have strict requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated Hermes also manages retail money market products that are typically distributed through broker/dealers. At December 31, 2021, Federated Hermes managed money market assets across a wide range of categories: government ($321.9 billion); prime ($119.0 billion); and municipal (or tax-exempt) ($7.0 billion).
Federated Hermes' equity assets totaled $96.7 billion at December 31, 2021 and are managed across a wide range of categories including: international/global ($36.5 billion); value and income ($30.0 billion); growth ($24.1 billion); and blended ($6.1 billion).
Federated Hermes' fixed-income assets totaled $97.6 billion at December 31, 2021 and are managed across a wide range of categories including: multisector ($59.7 billion); high-yield ($19.3 billion); U.S. corporate ($6.3 billion); municipal (or tax-exempt) ($5.9 billion); U.S. government ($4.3 billion); international/global ($1.5 billion); and mortgage-backed ($0.6 billion).
Federated Hermes' alternative/private markets and multi-asset investments totaled $22.9 billion and $3.8 billion, respectively, at December 31, 2021. Federated Hermes' alternative/private markets assets are managed across a wide range of categories including: real estate ($8.7 billion); private equity ($5.3 billion); other alternative ($4.6 billion); infrastructure ($4.0 billion); bear market ($0.2 billion); and market neutral ($0.1 billion).
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
See Note (4) to the Consolidated Financial Statements for information on revenue concentration risk.

Distribution Channels and Product Markets
Federated Hermes' distribution strategy is to provide investment management products and services to more than 11,000 institutions and intermediaries, including, among others, banks, broker/dealers, registered investment advisors, government entities, corporations, insurance companies, foundations and endowments. Federated Hermes uses its trained sales force of more than 230 representatives and managers backed by an experienced support staff to offer its products and strategies, add new customer relationships and strengthen and expand existing relationships.
Federated Hermes' investment products and strategies are offered and distributed in three markets. These markets and the relative percentage of managed assets at December 31, 2021 attributable to such markets are as follows: U.S. financial intermediary (62%); U.S. institutional (26%); and international (12%).
U.S. Financial Intermediary Federated Hermes offers and distributes its products and strategies in this market through a large, diversified group of over 7,500 national, regional and independent broker/dealers, banks and registered investment advisors. Financial intermediaries use Federated Hermes' products to meet the needs of their customers, who are often retail investors. Federated Hermes offers a full range of products to these customers, including Federated Hermes Funds, Separate Accounts and private funds. As of December 31, 2021, managed assets in the U.S. financial intermediary market included $301.2 billion in money market assets, $59.1 billion in equity assets, $49.8 billion in fixed-income assets, $3.3 billion in multi-asset and $0.2 billion in alternative/private markets assets.
U.S. Institutional Federated Hermes offers and distributes its products and strategies to a wide variety of domestic institutional customers including, among others, government entities, not-for-profit entities, corporations, corporate and public pension funds, foundations, endowments and non-Federated Hermes investment companies or other funds. As of December 31, 2021, managed assets in the U.S. institutional market included $131.9 billion in money market assets, $40.7 billion in fixed-income assets, $3.9 billion in equity assets, $0.5 billion in multi-asset and $0.5 billion in alternative/private markets assets.
International Federated Hermes manages assets from non-U.S. institutional and financial intermediary customers through subsidiaries focused on gathering assets in Europe, the Middle East, Canada, Latin America and the Asia Pacific region. As of December 31, 2021, managed assets in the international market included $33.7 billion in equity assets, $22.2 billion in alternative/private markets assets, $14.8 billion in money market assets and $7.1 billion in fixed-income assets.
Competition
As of December 31, 2021, Federated Hermes had $448.1 billion of Federated Hermes Fund AUM and $220.7 billion of Separate Account AUM. Of the Separate Account AUM, $23.9 billion related to SMAs.
The investment management business is highly competitive across all types of investment products and strategies, including mutual funds, exchange traded funds (ETFs), SMAs, institutional accounts, sub-advised funds and other managed products and strategies. Competition is particularly intense among mutual fund and ETF providers. According to the Investment Company Institute (ICI), at the end of 2021, there were over 7,000 open-end mutual funds and over 2,500 ETFs of varying sizes and investment objectives whose shares are currently being offered.
In addition to competition from other mutual fund managers, ETF providers and investment advisors, Federated Hermes competes with investment alternatives offered by insurance companies, commercial banks, broker/dealers, deposit brokers, private markets/alternative product managers and other financial institutions. Federated Hermes launched its first ETFs - two fixed-income, fully transparent ETFs - in mid-December 2021.
Competition for sales of investment products and strategies is influenced by various factors, including investment performance, attainment of stated objectives, yields and total returns, fees and expenses, advertising and sales promotional efforts, investor confidence and preference, relationships with intermediaries and other customers and type and quality of services.
Regulatory Matters
Federated Hermes and its investment management business are subject to extensive regulation both within and outside the U.S. Federated Hermes and its products, such as the Federated Hermes Funds, and strategies are subject to: federal securities laws, principally the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (1934 Act), the 1940 Act and the Advisers Act; state laws regarding securities fraud and registration; regulations or other rules promulgated by various regulatory authorities, self-regulatory organizations or exchanges; and foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. See Item 1A - Risk Factors - General Risk Factors - Regulatory and Legal Risks - Potential Adverse Effects of Changes in Laws, Regulations and Other Rules for additional information.

Current Regulatory Environment - Domestic
In 2021, as the Pandemic continued, the regulatory environment in the U.S. and globally shifted away from the adoption of measures intended to provide regulatory flexibility. Despite the Pandemic, the SEC (among other regulatory authorities, self-regulatory organizations or exchanges) continued to advance rulemaking initiatives, conduct risk-based examinations, bring enforcement actions, and review and comment on issuer and fund filings. In the fourth quarter of 2021, the SEC issued five final, and nine proposed, rules or regulations, including a final rule on performance-based advisory fees and proposed rules on money market fund reforms, share repurchase disclosure modernization, securities lending disclosure and insider trading.
As 2022 begins, the impact of the continuing Pandemic on the regulatory environment in the U.S., and globally, remains uncertain. It is possible that the impact of the Pandemic could continue to decrease (but likely not completely dissipate) as 2022 progresses due to the continued distribution of vaccines on a larger scale, the potential for continued, but lessened, market intervention from the U.S. Federal Reserve Board (Fed), and the possibility of additional stimulus packages, similar to the $900 billion Consolidated Appropriations Act, 2021, passed by Congress in December 2020 and the $1.9 trillion American Rescue Plan Act of 2021 passed by Congress in March 2021. U.S. and global regulators continued in 2021, and continue in 2022, to focus on the impact of the Pandemic on the markets.
As of December 31, 2021, the Fed's balance sheet was approaching $8.76 trillion. With several facilities established by the Fed in 2020 winding down, on July 28, 2021, the Federal Open Market Committee (FOMC) announced the establishment of two standing repurchase agreement (repo) facilities—a domestic repo facility against Treasury securities, agency debt securities, and agency mortgage-backed securities with a $500 billion daily limit, and a repo facility for foreign and international monetary authorities against their holdings of Treasury securities maintained in custody at the Federal Reserve Bank of New York with a $60 billion per counterparty limit. Primary dealers are counterparties to the domestic facility and depository institutions began to be added as counterparties in the fourth quarter of 2021. These facilities, among others, were adopted to address market inefficiencies and provide financial backstops.
In March 2020, in response to disrupted economic activity as a result of the Pandemic, the FOMC also decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. These low interest rates, and the possibility of negative interest rates, caused the investment management industry to engage with the SEC (and other regulators globally) to discuss ways to address a negative interest rate environment. In its December 15, 2021 proposed rule on money market fund reforms, the SEC refused to allow the implementation of reverse distribution mechanisms or share cancellation methodologies to maintain the stability of stable net asset value (NAV) money market funds in a negative rate environment. Any solution to the difficulties presented by a potential negative interest rate environment can require significant internal and external resources to implement necessary changes, including system programming and implementing disclosure changes, both for money market funds and their service providers or vendors (service providers).
U.S. and global regulators also continue to re-examine existing and propose new laws, rules, and regulations. With the SEC's aggressive 54 item rulemaking schedule announced in its Fall 2021 Unified Agenda of Regulatory and Declaratory Actions (Fall Reg Flex Agenda), the expectation is that the pace of new proposed and final laws, rules and regulations and other regulatory activity will increase in 2022. For example, the SEC's Fall Reg Flex Agenda signals upcoming proposals on Rule 35d-1 under the 1940 Act (Names Rule), climate change disclosures, human capital management disclosures, corporate board diversity, reporting of proxy votes on executive compensation, special purpose acquisition companies (SPACs), and proxy voting advice, among other proposals. The regulatory actions to address the Pandemic, any other laws and regulations that have or are expected to be re-examined, modified or reversed, or that become effective, and any new proposed laws, rules and regulations, continue to impact the investment management industry (collectively, both domestically and internationally, as applicable, Regulatory Developments).
U.S. and global regulators also continue to focus on the market conditions that existed in March 2020, and their impact on open-end funds, including institutional prime and municipal (or tax-exempt) money market funds. On October 5, 2021, while testifying before the House Financial Services Committee, SEC Chair Gensler indicated that he had asked SEC staff for recommendations to address the challenges to money market funds experienced in the spring of 2020, and stated that he believes "it is time to reflect upon the reforms of 2014 and 2010 to see if we can further improve resiliency, particularly in times of stress." It has been reported that Financial Stability Oversight Council (FSOC) Chairperson Yellen fully supported the SEC's reform efforts. In the FSOC's Statement on Money Market Fund Reform, the FSOC indicated that "the [FSOC] is encouraged by the SEC's engagement on this critical issue" and, "[g]iven the interconnectedness of financial institutions and markets, the [FSOC] will continue to monitor this initiative in the broader context of efforts by financial regulators to strengthen short-term funding markets and support orderly market functioning, including during periods of heightened market stress."

Building on the December 22, 2020 report by the President's Working Group on Financial Markets (PWG) entitled, "Overview of Recent Events and Potential Reform Options for Money Market Funds" (PWG Report), on April 15, 2021, the SEC Division of Investment Management's Analytics Office issued an article, "Prime MMFs at the Onset of the Pandemic: Asset Flows, Liquidity Buffers, and NAVs," which concluded (among other things) that March 2020 outflows reduced prime money market funds' liquidity buffers and that volatility of prime money market funds' NAV per share increased at the onset of the Pandemic. Contrary to the focus placed by the PWG Report and regulators on money market funds as a cause of the market turmoil in March 2020, the Investment Company Institute (ICI) had issued a report entitled, "Experiences of U.S. Money Market Funds During the Covid-19 Crisis" (ICI MMF Report), in November 2020 that supports the view that the Treasury securities markets, rather than money market funds, triggered the market turmoil. The ICI MMF Report rebuked suggestions that money market funds, particularly institutional prime money market funds, were a primary, if not the sole, cause of market distress in March 2020, noting that, "[t]hese suggestions are inconsistent with the data and early press reports." The ICI MMF Report points to the fact that the market dislocations were widespread, including in markets in which institutional prime money market funds are not significant players, such as the U.S. Treasury bonds, longer-term U.S. agency securities, municipal securities, corporate bonds, and foreign exchange markets. The ICI MMF Report also studied institutional prime money market fund asset flows and spreads in the Treasury bond market, concluding, "by March 11[, 2020] these spreads had widened substantially, yet prime money market funds had seen virtually no outflows." The ICI MMF Report also noted that, "press reports do not support the theory that money market funds were at the forefront of the market stress" and that, "Treasury markets were in the news several days before any real mention of money market funds . . .".
In response to requests for comments by the SEC's Division of Investment Management regarding aspects of the PWG Report and potential money market fund reforms, Federated Hermes, along with the ICI and other industry participants, submitted comment letters that strongly disagree with the conclusions reached in the PWG Report. In its first comment letter, dated April 12, 2021, Federated Hermes emphasized, among other points, that money market funds did not cause or exacerbate the turmoil in the financial markets in March 2020, and money market funds have no "structural vulnerabilities" warranting the more significant policy options outlined in the PWG Report, such as capital buffers and holdbacks. Federated Hermes stressed that the market turmoil in March 2020 was created by the Pandemic and the unprecedented global government response and economic shut-down to stem the spread of the coronavirus. In its comment letter, Federated Hermes supported the SEC in eliminating the requirement for a fund's board to consider imposing redemption gates and liquidity fees if weekly liquid assets drop below 30% of the fund's total assets. This is one of the requirements that was imposed under the SEC's structural, operational and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance). Compliance with the 2014 Money Fund Rules and Guidance was required by October 14, 2016. In its second comment letter, dated June 1, 2021, Federated Hermes recommended certain structural reforms that address the root causes of the failure of critical funding markets in March 2020 and the consequent systematic risks, including: (1) the provision of liquidity in stressed markets, as well as reforms to promote market-making in stressed conditions; (2) amendments to rule 2a-7 to delink the consideration of redemption gates and liquidity fees from the 30% of a fund's total assets threshold; (3) reforms to the short-term market structure itself to improve liquidity in times of stress; and (4) considerations for balancing the SEC's statutory mandate with liquidity and financial stability concerns. In a third comment letter, dated September 21, 2021, Federated Hermes expressed its belief that the combination of delinking the potential imposition of redemption gates and liquidity fees with a money market fund's weekly liquid asset requirements, adoption of certain liquidity fee procedures, and enhancements to money market funds' ability to "know their customer" via an amendment to Rule 22c-2 under the 1940 Act, when combined with consideration of, and improvements in, the short-term markets generally, can address the concerns identified in the PWG Report without adversely impacting the viability of money market funds and their benefits to investors, issuers and capital formation.
On December 15, 2021, the SEC Commissioners voted to propose new amendments to money market fund rules. In his statement announcing the proposals, SEC Chair Gensler cited the PWG Report, international regulatory concern, the prior FSOC statements, SEC comments and public responses to the SEC's requests for comment, as evidence for the systemic risk posed by money market funds. According to the SEC, the proposed amendments would improve the resilience and transparency of money market funds by: (1) increasing minimum liquidity requirements for daily and weekly liquid assets to 25% and 50%, respectively, to provide a more substantial buffer in the event of rapid redemptions; (2) removing the ability of money market funds to impose liquidity fees and redemption gates when they fall below certain liquidity thresholds, which would eliminate an incentive for preemptive redemptions; (3) requiring certain money market funds (e.g., institutional prime and institutional municipal (or tax-exempt) money market funds) to implement swing pricing, which involves a process of adjusting a fund's current NAV such that the transaction price effectively passes on costs stemming from shareholder redemptions to redeeming shareholders, so that they bear the liquidity costs of their redemptions; (4) enhancing certain reporting requirements (e.g., Form N-MFP and Form N-CR) to improve the SEC's ability to monitor and analyze money market fund data; and (5) requiring stable

NAV money market funds to convert to a floating NAV if future market conditions result in negative money market fund yields. The comment period on the SEC's proposed rule will end on April 11, 2022. At its February 4, 2022 meeting, the FSOC recognized that open-end funds were not the sole or primary cause of market turmoil in 2020, but mistakenly noted that the size of their asset liquidations indicates that they were one of the significant contributors to the market stress. At the same meeting, the FSOC reviewed the SEC's proposed money market fund reforms and indicated that the FSOC supports the SEC's efforts to reform money market funds and to strengthen short-term funding markets. FSOC's conclusion that open-end funds were significant contributors to the March 2020 turmoil contradicts the conclusion of the ICI MMF Report, as well as Federated Hermes' April 12, 2021 comment letter, (each discussed above) which demonstrate that the March 2020 market turmoil was caused by the Pandemic and the unprecedented global response and economic shut-down, not open-end funds.
Federated Hermes is currently reviewing the proposed rule to assess any potential impact to Federated Hermes' business, and intends to participate in the comment process. Federated Hermes believes that swing pricing is not a workable alternative for institutional prime and municipal (or tax-exempt) money market funds because it creates uncertainty around redemption proceeds and requires significant system changes for money market funds, investors and their respective service providers. Federated Hermes also opposes increasing the liquidity requirements for daily and weekly assets because of the negative effect such increased requirements will have on money market fund yields. Federated Hermes also opposes the elimination of liquidity fees and redemption gates, and believes money market funds should have a choice between imposing liquidity fees and redemption gates and implementing swing pricing. Finally, Federated Hermes disagrees with the SEC's refusal to permit money market funds to use reverse distribution mechanisms or share cancellation methodologies to maintain a stable NAV in a negative rate environment. If swing pricing and the other money market fund reforms proposed by the SEC are adopted as proposed, Federated Hermes believes that they could result in a shift of assets from institutional prime and municipal (or tax-exempt) money market funds to government money market funds. The comment period ends 60 days after the proposed rule is published in the Federal Register.
Federated Hermes has expended, and will continue to expend, significant internal and external resources to engage with regulators on potential money market fund reforms, including through additional comment letters and meetings with U.S. and global regulators and legislators, the ICI and other industry participants. Management believes money market funds provide a more attractive investment opportunity than other competing products, such as insured deposit account alternatives. Management also believes that money market funds are resilient investment products that have proven their resiliency during the Pandemic. While Federated Hermes believes that some regulations could be improved, such improvements should be measured and appropriate, preserving investors' ability to invest in all types of money market funds. Federated Hermes believes that regulators should look closely at the 2014 Money Fund Rules and Guidance and supports efforts to reduce regulation, including the PWG Report's recommendation, and the SEC's proposal, to eliminate the link between the 30 percent liquid asset requirement and redemption gates and liquidity fees. Federated Hermes also continues to support efforts to permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements imposed under the 2014 Money Fund Rules and Guidance for, institutional and municipal (or tax-exempt) money market funds. Legislation has been re-introduced in the Senate and in the House of Representatives in a continuing effort to get these revisions to money market fund reform regarding the use of amortized cost passed and signed into law.
The SEC also has been adjusting, or terminating, the targeted, temporary Pandemic-related relief and assistance it provided to the investment management industry. The SEC staff is considering issuing updated guidance to enable broader use of electronic delivery of disclosure documents and indicated support for related issues such as remote work, e-authorization and dematerialization of physical security certificates. Federated Hermes supports many of these recommended actions, particularly allowing for increased use of electronic delivery of disclosure documents.
In addition to the anticipated proposed regulations included in the SEC's Fall Reg Flex Agenda discussed above, the SEC has also increased its focus on ESG-related disclosure. On March 4, 2021, the SEC announced the creation of a Climate Change and ESG Task Force in the SEC's Division of Enforcement (DOE) to develop initiatives to proactively identify ESG-related misconduct, with an initial focus on identifying any material gaps or misstatements in issuers' disclosure of climate risks under existing rules. The task force will also analyze disclosure and compliance issues relating to investment advisors' and funds' ESG strategies. On April 9, 2021, the SEC's Division of Examinations issued a risk alert to highlight observations from recent exams of investment advisors, registered investment companies, and private funds offering ESG products and services. On March 15, 2021, SEC Commissioner and then acting SEC Chair Allison Herren Lee issued a statement reminding issuers of the SEC's 2010 climate change disclosure guidance and soliciting public comment on the SEC's disclosure rules and guidance as they apply to climate change and other ESG-related disclosures. In its June 4, 2021 comment letter, the ICI called on the SEC to mandate disclosure of greenhouse gas emissions and workforce diversity to give fund managers the consistent, comparable, and reliable data they need to better assess current and future sustainability-related risks. However, the ICI also warned against an overly prescriptive approach to ESG disclosure, stating that the SEC should develop a regulatory framework that is flexible enough to allow disclosure practices to develop organically over time. In its June 14, 2021 comment letter, Federated Hermes urged the SEC to: (1) supplement, not replace, its principles-based disclosure regime with prescriptive metrics; (2) focus on material disclosures; and (3) maintain the global competitiveness of U.S. capital markets. Hermes Equity Ownership Services (d/b/a EOS at Federated Hermes), a subsidiary of HFML, also submitted a comment letter that supported the SEC requiring companies to report on material climate-related information that may impact the long-term value of companies to allow investors the ability to access timely, accurate, comprehensive, consistent and comparable information.
In a July 28, 2021 speech, SEC Chair Gensler outlined his views on likely components of the SEC's forthcoming climate disclosure rulemaking proposal. Chair Gensler discussed that the proposal could include: (1) mandatory climate risk disclosure; (2) qualitative and quantitative data disclosures; (3) climate-related risk management and strategy disclosures; and (4) disclosure of metrics related to greenhouse gas emissions, financial impacts of climate change, and progress towards climate-related goals. Chair Gensler indicated that he asked the SEC staff to consider recommendations regarding emission disclosures, industry-specific disclosures, whether fund managers should disclose the criteria and underlying data they use to make ESG-related claims about their products, and whether the SEC should review the Names Rule holistically. Chair Gensler also indicated that the proposal may consider which data or metrics companies might use to inform investors about how they are meeting their climate-related pledges. He also noted that the SEC will likely develop its own disclosure requirements rather than rely on external standard setters, and may look to existing frameworks such as the Task Force on Climate-related Financial Disclosures (TCFD) for guidance. On September 1, 2021, Chair Gensler stated that he has instructed SEC staff to prepare a "proposal for climate risk disclosure requirements" and that the proposal should be informed by other frameworks, including the TCFD. On September 14, 2021, Chair Gensler reiterated that "[t]oday's investors are looking for consistent, comparable, and decision-useful disclosures around climate risk," and that the SEC should "step in" when there is high demand for relevant information. Chair Gensler further noted that proposals developed by the SEC will be "informed by economic analysis" and will be available for public comment. On September 22, 2021, the SEC's Division of Corporation Finance published a sample comment letter that the SEC staff intends to issue to public companies regarding their climate change disclosures in SEC filings. In his remarks to the House Financial Services Committee at the October 5, 2021 SEC oversight hearing, SEC Chair Gensler signaled a phased-in climate disclosure approach that would take into account company size and the types of disclosure required. In his fireside chat on October 19, 2021, SEC Chair Gensler reaffirmed his previous remarks to the UN Principles for Responsible Investment that the SEC may look to international standard setters when setting climate change disclosure requirements, but will promulgate US-specific disclosure requirements. On October 20, 2021, in remarks at the PRI/LSEG Investor Action on Climate Webinar, SEC Commissioner Allison Herren Lee indicated that the forthcoming climate disclosure rule proposal would be built upon prior and existing disclosure regimes, and that the SEC would seek consistency with other jurisdictions in climate-related disclosure. As noted above, climate change disclosure is on the SEC' s 2021 Fall Reg Flex Agenda.
On October 21, 2021, the FSOC released a report on climate-related risks to financial stability in which it recognized that climate change is an emerging and increasing threat to U.S. financial stability and, among other recommendations, recommended that the FSOC's members issuing requirements for climate-related disclosures consider whether such disclosures should include disclosure of greenhouse gas emissions, as appropriate and practicable, to help determine exposure to material climate-related financial risks. On December 17, 2021, the Chair of the House Committee on Financial Services issued a statement in response to the Office of the Comptroller of the Currency's releasing principles on climate-related financial risk and the FSOC establishing a Climate-related Financial Risk Committee within the FSOC, in which she emphasized that the FSOC report recommended that all of its members and their agencies take action to guard against climate risk. On that same date, the FSOC issued its 2021 Annual Report in which, among other things, it highlighted both the physical risks to institutions and collateral risks associated with weather patterns, natural disasters and climate conditions, and the transition risk associated with shifts to new technologies or changes in public policy, as well as elevated risks relating to corporate debt, vulnerabilities in short-term wholesale funding markets, real estate and the transition away from the London Interbank Offered Rate (LIBOR).
In addition to the SEC and the FSOC, regulations adopted, and actions taken, by the Department of Labor (DOL) impact the investment management industry, including Federated Hermes. The DOL's April 2016 fiduciary rule was vacated in June 2018 by the United States Court of Appeals for the Fifth Circuit. On December 15, 2020, the DOL issued the final version of a re-proposed fiduciary rule to regulate "investment advice fiduciaries" (Final DOL Fiduciary Rule), which became effective on February 16, 2021. With the transition of Presidential administrations, and new agency leadership, certain regulations promulgated by the SEC or DOL prior to 2021 are being re-examined. On February 12, 2021, the DOL announced that its temporary enforcement policy, under which the DOL will not pursue prohibited transaction claims against investment advice fiduciaries who are working diligently on compliance with relevant components of the Final DOL Fiduciary Rule, would remain in place until December 20, 2021. In Field Assistance Bulletin No. 2021-02, the DOL provided further transition relief by extending its position on pursuing prohibited transaction claims through January 31, 2022. The DOL also stated that it would not enforce the specific documentation and disclosure requirements for individual retirement account rollovers through June 30, 2022, but that all other requirements of the Final DOL Fiduciary Rule would be subject to full enforcement as of February 1, 2022. In its Fall Reg Flex Agenda, the DOL indicated that it would be proposing another new fiduciary rule. According to the DOL's Fall Reg Flex Agenda, the new proposed fiduciary rule will amend the regulatory definition of the term "fiduciary" to more appropriately define when persons who render investment advice for a fee to employee benefit plans and individual retirement accounts are fiduciaries for purposes of ERISA and the Internal Revenue Code. As of December 31, 2021, a new fiduciary rule has not yet been proposed. It has been reported that a proposed new fiduciary rule will be issued following the appointment of a new Assistant Secretary of Labor for the Employee Benefits Security Administration. In January 2022, President Biden's nominee for the position advanced through the Senate Health, Education, Labor, and Pensions Committee. As of February 25, 2022 the nominee has not yet been approved by a full Senate vote.
On October 13, 2021, the DOL issued for comment, its proposed "Prudence and Loyalty in Selecting Plan Investments and Exercising Shareholder Rights" rule (New DOL Proposed ESG/Proxy Voting Rule), which would replace the DOL's final proxy voting and shareholder rights rule (Final DOL Proxy Voting Rule), which was issued on December 11, 2020, and its final rule restricting fiduciaries from selecting plan investments on the basis of non-pecuniary factors, such as ESG factors (Final DOL ESG Rule), which was issued on October 30, 2020. Previously, on March 10, 2021, the DOL issued an indefinite non-enforcement policy with respect to the Final DOL ESG Rule and the Final DOL Proxy Voting Rule. The New DOL Proposed ESG/Proxy Voting Rule would amend the "Investment Duties" regulation, which addresses the duties of prudence and loyalty in selecting plan investments and exercising of shareholder rights, including proxy voting. The New DOL Proposed ESG/Proxy Voting Rule would retain the core principle that the duties of prudence and loyalty require ERISA plan fiduciaries to focus on material risk-return factors and not subordinate the interests of participants and beneficiaries to objectives unrelated to the provision of benefits under the plan, but clarify that, when considering investment returns, a fiduciary's duty of prudence may require an evaluation of the economic effects of climate change and other ESG factors on a particular investment or investment course of action. The New DOL Proposed ESG/Proxy Voting Rule also would apply the same standards to qualified default investment alternatives as apply to other investments.
In a change from the Final DOL ESG Rule, the New DOL Proposed ESG/Proxy Voting Rule also would amend the "tie-breaker" standard by: (1) imposing a standard that would require a fiduciary to conclude prudently that competing investments, or competing investment courses of action, equally serve the financial interests of the plan over the appropriate time horizon; and (2) permitting a fiduciary to select an investment, or an investment course of action, based on economic or non-economic benefits other than investment returns. The New DOL Proposed ESG/Proxy Voting Rule also would adjust the Final DOL Proxy Voting Rule's requirements for the exercise of shareholder rights, including proxy voting, by: (1) removing from the current regulation the statement that "the fiduciary duty to manage shareholder rights appurtenant to shares of stock does not require the voting of every proxy or the exercise of every shareholder right"; (2) removing from the current regulation safe harbors relating to proxy voting that permit (a) a policy to limit voting resources to particular types of proposals that a fiduciary has prudently determined are substantially related to the issuer's business activities or are expected to have a material effect on the value of the investment and (b) a policy of refraining from voting on proposals or particular types of proposals when a plan's holding in a single issuer relative to the plan's total investment assets is below a quantitative threshold; and (3) eliminating from the current regulation the requirement that, when deciding whether to exercise, and in exercising, shareholder rights, a plan fiduciary must maintain records on proxy voting activities and other exercises of shareholder rights.
In a December 10, 2021 comment letter, Federated Hermes commented on the New DOL Proposed ESG/Proxy Voting Rule with respect to, among other points, the interrelationship between the Final DOL Fiduciary Rule and New DOL Proposed ESG/Proxy Voting Rule and the exclusive benefit rule under relevant fiduciary law in the U.S. In its comment letter, Federated Hermes generally supported the DOL's proposal but suggested modifications to certain language that could be read to require ERISA fiduciaries to consider ESG factors independent of the fiduciary's own prudent analysis, which in Federated Hermes' view would unnecessarily subject fiduciaries to regulatory and litigation risk and expose any final rulemaking to further scrutiny over time.
Since the beginning of the fourth quarter 2021, other proposed rules, new guidance and other actions have been issued or taken that impact U.S. investment management industry participants, including Federated Hermes. For example:
•On February 14, 2022, the DOL published a Request for Information (RFI), in furtherance of the Executive Order on Climate-Related Financial Risk, to solicit public comment on the DOL's future work relating to retirement savings and climate-related financial risk. The request contains 22 questions, including whether the DOL should publish research to improve data and analytics that ERISA plan fiduciaries could use to evaluate climate-related financial risks and whether ERISA plan administrators should be required to publicly report on the steps they take to manage climate-related financial risks. The comment period will end on May 16, 2022.
•On February 9, 2022, the SEC proposed new Rule 206(4)-9 under the Advisers Act and new Rule 38a-2 under the 1940 Act, as well as other amendments, which constitute new cybersecurity risk management rules and amendments that purport to enhance cybersecurity preparedness and improve the resilience of investment advisors and investment management companies against cybersecurity threats and attacks. The new rules and amendments would: (1) require investment advisors and funds to adopt and implement written policies and procedures that are reasonably designed to address cybersecurity risks; (2) require investment advisors to report significant cybersecurity incidents to the SEC on proposed Form ADV-C; (3) enhance investment advisor and fund disclosures related to cybersecurity risks and incidents; and (4) require investment advisors and funds to maintain, make, and retain certain cybersecurity-related books and records. The comment period will end 30 days after the proposed rules are published in the Federal Register or on April 11, 2022 (which is 60 days after issuance by the SEC), whichever is later.
•On February 9, 2022, the SEC proposed new rules and amendments under the Advisers Act intended to enhance the regulation of private fund advisors. The proposed new rules would: (1) require private fund advisors registered with the SEC to provide investors with quarterly statements detailing information about private fund performance, fees and expenses; (2) require registered private fund advisors to obtain an annual audit for each private fund and cause the private fund's auditor to notify the SEC upon certain events occurring; (3) require registered private fund advisors, in connection with an advisor-led secondary transaction, to distribute to investors a fairness opinion and a written summary of certain material business relationships between the advisor and the opinion provider; (4) prohibit all private fund advisors, including those that are not registered, from engaging in certain activities and practices that are contrary to the public interest and the protection of investors; and (5) prohibit all private fund advisors from providing certain types of preferential treatment that have a material negative effect on other investors, while also prohibiting all other types of preferential treatment unless disclosed to current and prospective investors. The SEC is also proposing to require all registered advisors, including those that do not advise private funds, to document the annual review of their compliance policies and procedures in writing. The comment period will end 30 days after the proposed rules and amendments are published in the Federal Register or on April 11, 2022 (which is 60 days after issuance by the SEC), whichever is later.
•On February 9, 2022, the SEC proposed to reduce risks in the clearance and settlement of securities. The proposed changes would: (1) shorten the standard settlement cycle for securities transactions from two business days after trade date (T+2) to one business day after trade date (T+1); (2) eliminate the separate T+4 settlement cycle for firm commitment offerings priced after 4:30 p.m.; (3) improve the processing of institutional trades by proposing new requirements for broker-dealers and registered investment advisors intended to improve the rate of same-day affirmations; and (4) facilitate straight-through processing by proposing new requirements applicable to clearing agencies that are central matching service providers. The comment period will end 30 days after publication in the Federal Register or on April 11, 2022 (which is 60 days after issuance by the SEC), whichever is later.
•On January 27, 2022, the SEC reopened the comment period for the pay versus performance proposing release, which was issued in 2015. The proposed rule would amend Item 402 of Regulation S-K to implement Section 14(i) of the Exchange Act, as added by Section 953 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). Section 14(i) of the Exchange Act requires the SEC to adopt rules relating to how executive compensation actually paid by a registrant relates to the financial performance of the registrant. The comment period will end on March 4, 2022.
•On January 25, 2022, the SEC proposed amendments to Form PF, which is a confidential reporting form for certain SEC-registered investment advisors that manage private funds. The proposed amendments would: (1) require new current reporting of certain events for large hedge fund advisors and advisors to private equity funds; (2) decrease the reporting threshold for large private equity advisors; and (3) revise reporting requirements for large private equity advisors and large liquidity fund advisors. The comment period will end on March 21, 2022.
•On January 15, 2022, the SEC proposed amendments to Rule 10b-5 under the Exchange Act that would: (1) add new conditions to the availability of the affirmative defense under Exchange Act Rule 10b5-1(c)(1) which allows trading on behalf of a director, officer or issuer while in possession of material nonpublic information provided certain conditions are satisfied; (2) creates new disclosure requirements regarding issuers' insider trading policies and regarding the adoption, modification and termination of Rule 10b5-1 and certain other trading arrangements by directors, officers and issuers; (3) creates new disclosure requirements for executive and director compensation regarding the timing of certain equity compensation awards; and (4) updates Form 4 and Form 5 to require corporate insiders subject to Section 16 of the Exchange Act to identify transactions made pursuant to Rule 10b5-1(c)(1) trading arrangements and to disclose all gifts of securities on Form 4 (rather than on Form 5). The comment period will end on April 1, 2022.
•On December 15, 2021, the SEC proposed amendments to its share repurchase disclosure rules that would require an issuer (such as Federated Hermes) to provide disclosure on a new Form SR regarding repurchases of the issuer's equity securities for each day that the issuer, or an affiliate, makes a share repurchase. The proposed amendments also would enhance the existing periodic disclosure requirements about share repurchases in an issuer's annual report on Form 10-K and periodic (quarterly) Form 10-Q. Federated Hermes believes that daily reporting of share repurchases is excessive and burdensome. The comment period will end on April 1, 2022.
•On November 18, 2021, the SEC proposed a new rule that would require lenders of securities to provide the material terms of securities lending transactions within 15 minutes of "being effected" or modified. The terms must be reported to a registered national securities association, such as FINRA, which would then make the data available publicly. On January 7, 2022, Federated Hermes submitted a comment letter to the SEC in which it expressed concern that the proposed rule imposes impractical reporting requirements that are likely to increase transaction costs and undermine an important source of potential fund income (i.e., securities lending). The comment period ended on January 7, 2022.
•On November 17, 2021, the SEC proposed amendments to its rules governing proxy voting advice in an effort to enhance proxy advisory firms' ability to deliver independent proxy voting advice to their clients in a timely manner. The proposed amendments would rescind two rules applicable to proxy advisory firms that the SEC adopted in 2020. The proposed amendments rescind conditions to the availability of two exemptions from the proxy rules' informational and filing requirements on which proxy advisory firms often rely. Those conditions require that: (1) registrants that are the subject of proxy voting advice have such advice made available to them at or before the time proxy advisory firms make the advice available to their clients, and (2) clients of proxy advisory firms are provided with a means of becoming aware of any written responses by registrants to proxy voting advice. The proposed amendments also would rescind the 2020 changes made to the proxy rules' liability provisions. The comment period ended on December 27, 2021.
•On November 4, 2021, the SEC issued a final rule amending Rule 205-3 under the Advisers Act, which addresses performance-based advisor compensation, to streamline the process relating to the adjustment of the assets under management and net worth tests for "qualified client" status, and ensure that the rule's text remains at all times consistent with the inflation adjustment orders periodically issued by the SEC.
•On October 14, 2021, the SEC re-opened the comment period for its proposal to implement the provisions of Section 954 of the Dodd-Frank Act. The proposed rule and rule amendments would direct the national securities exchanges and national securities associations to establish listing standards that would require each issuer to develop and implement a policy providing for the recovery (or claw back), under certain circumstances, of incentive-based compensation that is received by current or former executive officers based on financial information required to be reported under the securities laws, and require disclosure of the policy. The proposal was initially issued by the SEC in 2015. The comment period ended on November 22, 2021.
Investment management industry participants, such as Federated Hermes, also continued, and will continue, to monitor, plan for and implement certain changes in response to previously-issued, new, proposed or adopted rules and guidance. Previously proposed and final rules and guidance included, among others: (1) final rules and amendments to the investment advisor advertising and solicitation rules; (2) a final rule providing an updated regulatory framework for fund valuation practices; (3) a final rule regulating the use of derivatives in mutual funds and other funds registered under the 1940 Act; (4) final rules and amendments to the existing regulatory framework governing fund of funds arrangements among investment funds governed by the 1940 Act; (5) proposed extensive changes to fund shareholder reports and other fund disclosure documents; (6) SEC staff statements and other communications related to registered investment companies investing in Bitcoin futures; (7) rule changes intended to enhance the ability to clear certain trades, particularly those involving repurchase agreements through the Fixed Income Clearing Corporation; (8) the Presidential executive order prohibiting investment in companies linked to the Republic of China's military and state security apparatus, and related SEC risk alerts and other staff statements; and (9) changes to Form N-PX to enhance disclosure for mutual fund and ETF proxy voting records. On December 14, 2021, Federated Hermes submitted a comment letter to the SEC regarding the proposed changes to Form N-PX in which Federated Hermes raised concerns about several elements of the proposed changes that raise operational challenges, may not achieve the SEC's objectives and that would place a higher emphasis on voting of proxies relative to an asset manager's fiduciary duty to investors. The SEC also has requested comment on the Names Rule to determine whether it can be improved to help ensure that fund names inform and do not mislead investors. Federated Hermes has submitted three comment letters regarding the Names Rule's application to cash and cash equivalent investments when held for temporary or defensive purposes and its application to ESG-integrated, impact and other ESG or sustainable funds. Please refer to our prior public filings for more detailed discussions of these, and other, previously-issued proposed and final rules and guidance.
In addition to the above Regulatory Developments, the SEC staff continues to engage in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including investment advisors and investment management companies such as Federated Hermes' investment advisory subsidiaries and the Federated Hermes Funds. It has been reported that the SEC's enforcement focus under the current administration could shift back to publicly-traded company matters (such as insider trading, issuer reporting, and accounting fraud), and to a more aggressive investor protection stance. On November 18, 2021, the SEC's DOE released its results for fiscal year 2021, highlighting a seven percent increase in enforcement actions over 2020. The report notes enforcement actions across all areas of the securities industry, as well as emerging new actions, including in respect of digital asset exchanges and SPACs. According to the DOE's annual report, the SEC filed 697 total enforcement actions in fiscal year 2021, including 434 new actions, 120 actions against issuers who were delinquent in making required filings with the SEC, and 143 "follow-on" administrative proceedings seeking bars against individuals based on criminal convictions, civil injunctions, or other orders. On October 13, 2021, the SEC's new Director of Enforcement announced that he intends to recommend aggressive use of available remedies in enforcement actions, including, among other remedies, requiring admissions of wrongdoing in certain cases. It also has been reported that the SEC Division of Examinations is significantly expanding the scope of its examinations involving private markets fund managers. On March 3, 2021, the SEC's DOE released its examination priorities for 2021, which included, among other priorities: (1) compliance with Regulation Best Interest and Form CRS, as well as investment advisor fiduciary duties; (2) information security and operational resilience; (3) financial technology innovation; (4) anti-money laundering programs; (5) the transition from LIBOR to an alternate reference rate; (6) investment advisor and fund ESG disclosures and practices; (7) fund valuation and other disclosures and fund governance practices; (8) the design, implementation and maintenance of investment advisor and fund compliance programs and fund liquidity risk management programs; and (9) money market fund compliance with stress-testing requirements. In addition to routine examinations, additional sweep examinations addressing various topics have been conducted. For example, as previously announced in June 2021, the SEC conducted a sweep exam regarding the cyberattack involving the compromise of software created by the SolarWinds Corp. In addition to its Pandemic-related actions and guidance, the SEC staff has also issued various guidance statements and risk alerts on a variety of compliance issues, including, among others, fixed-income principal and cross trades, managing client assets in wrap programs, ESG investing and product offerings, anti-money laundering, suspicious activity monitoring and reporting, digital assets, securities issued by SPACs, the Executive Order on Securities Investments that Finance Communist Chinese Military Companies, cyber-security, large trader obligations, investment advisor compliance and the transition from LIBOR.
These investigations, examinations and actions have led, and can lead, to further regulation, guidance statements and scrutiny of the investment management industry. The degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
Regulation or potential regulation by regulators other than the SEC and DOL also continued, and can continue, to affect investment management industry participants, including Federated Hermes. For example, on December 20, 2021, the Financial Industry Regulatory Authority (FINRA) filed with the SEC a proposed rule change to amend the provisions of FINRA Rule 2251 (Processing and Forwarding of Proxy and Other Issuer-Related Materials) relating to reimbursement from issuers for forwarding proxy and other materials and make minor conforming revisions. On October 8, 2021, FINRA issued a regulatory notice encouraging FINRA member firms to incorporate government-wide anti-money laundering and countering financing of terrorism priorities into their anti-money laundering programs. FINRA examinations have included, among others, options trading, bank sweep programs, zero commission and cyber-security sweep examinations. In a 2021 Report on its Examination and Risk Monitoring Program, FINRA identified, among other areas of concern, anti-money laundering, outside business activities, private securities transactions, Regulation Best Interest and Form CRS compliance, misrepresentations relating to cash management accounts and digital assets, best execution and liquidity risk management controls as areas of focus and potential examination. In addition to federal regulation, various state legislatures or regulators also have adopted or are beginning to adopt state-specific cyber-security and/or privacy requirements that can apply to varying degrees to investment management industry participants, including Federated Hermes.
The activities of the FSOC also continue to be monitored by the investment management industry, including Federated Hermes. In December 2019, the FSOC changed its systemically important designation approach for non-bank financial companies from an entity-based approach to an activities-based approach under which an individual firm would only be so designated if it were determined that efforts to address the financial stability risks of that firm's activities by its primary federal and state regulators have been insufficient. Since then, the FSOC has been required first to focus on regulating activities that pose systemic risk through actions by primary regulators. The FSOC has focused on potential risks in the asset management industry, including money market funds, and other types of cash management vehicles (such as local government investment pools), that continue to use amortized cost or have a stable NAV but are not subject to the 2014 Money Fund Rules and Guidance. As discussed above, the market volatility and liquidity stress on money market funds experienced as a result of the Pandemic beginning in March 2020 has drawn the attention of U.S. and global regulators, including the FSOC. Certain policy advocates have called for the FSOC to reverse its 2019 decision to change its approach as outlined above in order to better fulfill its statutory mandate to mitigate risks to financial stability. Any possibility of the FSOC reverting to its pre-December 2019 systemically important designation practices, and recommending new or heightened regulation for non-bank financial companies, which the Fed's Board of Governors (Governors) have indicated can include open-end investment companies, such as money market funds and other mutual funds, increases the potential for further regulation of the investment management industry, including Federated Hermes and the Federated Hermes Funds.
As a candidate, the current President stated that he is open to the idea of a financial transactions tax (FTT) on securities transactions, an idea proposed by certain former Democratic candidates, including the current Vice President. The Wall Street Tax Act, introduced in the House of Representatives on January 15, 2021 together with its companion Senate bill introduced on March 18, 2021, would impose, if enacted, a 0.1% tax on stock, bond and derivatives transactions and reportedly would raise an estimated $777 billion over a decade. The Tax on Wall Street Speculation Act, introduced in the Senate and House of Representatives on April 21, 2021, would impose an FTT of 0.5% on stock trades, 0.1% on bond trades, and 0.005% on derivative transactions. These proposals are being introduced for a variety of reasons, including to fund infrastructure programs and college education programs or in an attempt to reduce speculation on Wall Street. While Congressional hearings have taken place during which the FTT proposals have been discussed, none of the bills introduced to date have progressed in Congress. The President initially proposed (and the House Ways and Means Committee approved a reconciliation tax bill) raising the corporate income tax rate to 26.5%; although the White House later abandoned the proposal in favor of a new separate 15% minimum tax on firms with more than $1 billion in profit. The President has also proposed a "wealth tax" on the unrealized investment income of Americans with at least $1 billion in assets, which reportedly is supported by certain Senators who initially opposed the President's budget proposals. A 1% percent excise tax on the value of stock repurchased by publicly-traded U.S. corporations also has been proposed. While these tax increases, among others, are being proposed to fund infrastructure plans and the proposed budget, the President has not signaled an intent to include an FTT in any tax proposals. Legislation also has been introduced in various states, such as New York, New Jersey, and Illinois, that, if enacted, would have imposed FTTs on various types of securities, commodities or other financial transactions. In March 2021, a bill was re-introduced into the U.S. House of Representatives that would prohibit states from imposing FTTs on security industry participants. As of December 31, 2021, that bill has not progressed in Congress. Management believes that an FTT, particularly if enacted with broad application, would be detrimental to investors and Federated Hermes' business and could adversely affect, potentially in a material way, Federated Hermes' business, results of operations, financial condition, cash flows and/or stock price (collectively Financial Condition).
The regulatory environment has impacted, and will continue to impact, to various degrees, Federated Hermes' Financial Condition. For example, Regulatory Developments can result in shifts in product structures, as well as changes in asset flows and mix and customer relationships. It also remains uncertain the degree to which previously issued Regulatory Developments will be rescinded or changed. It also remains unclear whether, or to what degree, investment advisors, broker/dealers or other intermediaries will roll-back, modify or continue changes made prior to the original, vacated DOL fiduciary rule, or make new or additional changes in light of the Final DOL Fiduciary Rule, the DOL's final investment duty amendments, Final DOL Proxy Voting Rule, Final DOL ESG Rule, New DOL Proposed ESG/Proxy Voting Rule, Regulation Best Interest, Form CRS, or SEC fiduciary duty interpretations. As noted above, the DOL has taken non-enforcement positions with respect to the Final DOL Fiduciary Rule, and has proposed the New DOL Proposed ESG/Proxy Voting Rule, which increases this uncertainty. If intermediaries continue to reduce the number of Federated Hermes Funds offered on their platforms, mutual fund-related sales and distribution fees earned by Federated Hermes can decrease. In that case, similar to other investment management industry participants, Federated Hermes could experience a further shift in asset mix and AUM, and a further impact on revenues and operating income. On the other hand, management continues to believe that Federated Hermes' business can be positively affected because separately managed account/wrap-fee strategies work well in level wrap-fee account structures and can provide transparency and potential tax advantages to clients, while Federated Hermes' experience with bank trust departments and fiduciary experience and resources presents an opportunity to add value for customers.
Federated Hermes continues to analyze the potential impact of these Regulatory Developments on Federated Hermes' Financial Condition. Federated Hermes has dedicated, and continues to dedicate, significant and additional internal and external resources to monitor, analyze and address regulatory responses to the impact from the Pandemic and Regulatory Developments generally, and their effect on Federated Hermes' Financial Condition. Additional internal and external resources have been, and will continue to be, devoted to technology, legal, compliance, operations and other efforts to address regulatory-related matters. These efforts included, and will continue to include, having conversations internally, and with intermediaries, customers, service providers, counsel and other advisors regarding Regulatory Developments, and analyzing and/or affecting legislative, regulatory, product offering, development and structure adjustments, technology or information system development, reporting capabilities, business processes and other options, in an effort to comply, and/or to assist Federated Hermes' intermediaries and other customers to comply, with new Regulatory Developments or minimize the potential impact of any adverse consequences stemming therefrom. As appropriate, Federated Hermes also participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed regulations. Federated Hermes continues to expend legal and compliance resources to examine corporate governance, public company, ESG, climate change, and other disclosure proposals and final rules issued by the SEC and other regulators, to adopt, revise and/or implement policies and procedures, and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated Hermes also has devoted, and will continue to devote, resources to technology and system investment, business continuity, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated Hermes to, among other benefits, be in a better position to address Regulatory Developments. In connection with the Pandemic, Federated Hermes has devoted internal and external resources to endeavor to comply with the requirements of federal and state orders imposing work- and travel-related restrictions, and the requirements under the CDC's and state and local health departments' guidance, as well as enhanced disinfection and contamination procedures.
Federated Hermes is unable to fully assess at this time whether, or the degree to which, any continuing efforts or potential options being evaluated in connection with modified or new Regulatory Developments ultimately will be successful. The degree of impact of Regulatory Developments on Federated Hermes' Financial Condition can vary, including in a material way, and is uncertain.
Management also continues to monitor and assess the potential impact of the Pandemic generally, and the impact of the low interest rate environment and anticipated increasing interest rate environment on money market fund and other fund asset flows, and related asset mixes, as well as the degree to which these factors impact Federated Hermes' institutional prime and municipal (or tax-exempt) money market business and Federated Hermes' Financial Condition. Management also continues to monitor, and expend resources in connection with, the potential for additional regulatory scrutiny of money market funds, including prime and municipal (or tax-exempt) money market funds.
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
As of December 31, 2021, given the regulatory environment, the Pandemic and the possibility of future additional regulation or oversight, Federated Hermes is unable to fully assess the impact of regulatory actions in response to the Pandemic or other

Regulatory Developments, and Federated Hermes' efforts related thereto, on its Financial Condition. Modified or new Regulatory Developments in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have a material and adverse effect on Federated Hermes' Financial Condition. As of December 31, 2021, management also believes that any designation as a systemically important non-bank financial company, or any reforms ultimately put into effect by the FSOC, would be detrimental to Federated Hermes' money market fund business and could materially and adversely affect Federated Hermes' Financial Condition.
Current Regulatory Environment - International
Similar to the situation in the U.S., in 2021, as the Pandemic continued, the regulatory environment globally shifted away from the adoption of measures intended to provide regulatory flexibility. In its October 27, 2021 Annual Report, the Financial Stability Board (FSB) noted that the outlook for financial stability continued to be dominated by the Pandemic, with the recovery being uneven across economies and sectors and financial vulnerabilities related to stretched asset valuations and high non-financial sector debt. In an October 28, 2021 final report to the G20, the FSB highlighted market and institutional resilience, operational resilience and crisis preparedness as key policy objectives. While the full impact of the Pandemic remains unclear as of the first quarter of 2022, regulators in the UK and EU have continued to allow certain regulatory relief granted in 2020 to expire, while extending other relief, continue policy efforts to address the effects of the Pandemic and related market instability, and advance new and proposed consultations, directives, regulations and laws. These Regulatory Developments continue to impact the investment management industry in the UK and EU.
In the UK, the transition period under the European Union Withdrawal Agreement Bill (Withdrawal Agreement Bill), which implemented the agreement reached between the UK and the other 27 EU Member States and set out the arrangements for the UK's withdrawal from the EU (Brexit), ended on December 31, 2020. On December 30, 2020, the EU–UK Trade and Cooperation Agreement (TCA) became effective. Among other things, the TCA provides for free trade for goods and limited mutual market access for services, removes any role for the European Court of Justice in the UK, and eliminates the requirement for the UK to comply with EU data protection directives. The TCA also provides for cooperation between the UK and EU regarding a range of policy areas and UK participation in certain EU programs.
Political, economic, legal and regulatory uncertainty continues regarding the impact of Brexit on a post-Brexit UK. See Item 1A - Risk Factors - General Risk Factors - Economic and Market Risks - Potential Adverse Effects of a Decline or Disruption in the Economy or Markets and General Risk Factors - Regulatory and Legal Risks - Potential Adverse Effects of Changes in Laws, Regulations and Other Rules for further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated Hermes and its business. Brexit has affected, and will likely continue to affect, the requirements and/or timing of implementation of legislation and regulations applicable to doing business in the EU and UK, including the laws and regulations applicable to Federated Hermes, as well as to the sponsoring, management, operation and distribution of Federated Hermes' products and services, both within and outside the EU and UK. On March 24, 2021, the European Securities and Markets Authority (ESMA) issued an updated statement on the consequences of Brexit under the Benchmark Regulation, which indicates that EU-supervised entities can continue to use third-country UK benchmarks until December 31, 2023 and that this transition period is also recognized in the UK. On September 20, 2021, the UK House of Commons Treasury Committee published the UK Government's response (Response) to its report on the Future Regulatory Framework of Financial Services, which was published on June 30, 2021. Among other key points, the Response expresses support for incorporating into UK law EU financial services rules that were "on-shored" into the UK as a result of Brexit. UK regulators are continuing with the process of rationalizing the EU legislation and regulatory requirements that were quickly "on-shored" upon Brexit taking effect. In October 2020, the UK Financial Conduct Authority (FCA), the Bank of England (BoE) and other UK regulators granted firms until March 31, 2022 to comply with certain of these regulatory changes including, among others, certain reporting obligations and market abuse requirements.
On November 9, 2021, Her Majesty's Treasury (HM Treasury) published, "Financial Services Future Regulatory Framework Review: Proposals for Reform," its second consultation on the UK government's proposals for adapting the UK regulatory framework for financial services following Brexit. The consultation builds on a previous consultation, and seeks to build on the strengths of the UK's financial services regulatory framework and the UK's existing model of regulation established by the Financial Services and Markets Act 2000. It sets forth proposals: (1) to include changes to regulators' statutory objectives, including giving HM Treasury and the FCA broader rule-making powers to establish new UK financial conduct standards as EU regulation is gradually repealed; (2) for enhanced mechanisms for accountability, scrutiny and oversight of the regulators by UK Parliament, HM Treasury and stakeholders; and (3) as to how HM Treasury intends to return responsibility for designing and implementing regulatory requirements to the UK regulators, a break from the approach under EU law. The consultation period ended on February 9, 2022.

While the TCA addresses the financial services industry, it does so on a limited basis and does not provide for passporting rights nor address equivalence decisions. Passporting ended at the expiration of the Brexit transition period and firms now must rely on temporary permission regimes and comply with the local laws of each country. Regarding providing a replacement for passporting, the FCA has implemented a temporary permissions regime that allows European Economic Area (EEA)-domiciled investment funds that were marketed in the UK under a passport to continue temporarily to be marketed in the UK, and allows EEA-based firms that passported into the UK to continue new and existing regulated business within the scope of their permissions in the UK for up to five years, while they seek full FCA authorization. On March 4, 2021, the FCA provided further guidance on the UK temporary permissions regime by advising firms of the opening and closing dates (or landing slot) during which firms must either apply for full permission or cancel their temporary permission and then cease any regulated financial conduct in the UK. On January 18, 2022, the FCA issued a statement indicating that it would seek to ensure that firms relying on the temporary permissions regime, where appropriate, cannot expand their UK business while in the temporary permissions regime. The FCA also indicated that, if firms miss their landing slot, fail to respond to mandatory information requests, do not intend to apply for full authorization, or have their authorization application refused, and do not voluntarily leave the temporary permissions regime, the FCA will take action to remove them. The UK also has created a financial services contracts regime that allows, for a limited time, EEA-based firms not taking advantage of the temporary permissions regime in the UK to continue to service UK customers under contracts entered into prior to the end of the transition period in order for them to conduct an orderly exit from the UK. In addition to the UK, EU governments, such as, among others, France, the Netherlands, Italy and Germany, also have adopted similar temporary permission regimes or other laws to permit UK products to be sold, and EU-UK financial transactions to continue, for a period of time in their countries. Pursuant to amendments implemented by the Withdraw of the United Kingdom from the European Union (Consequential Provisions) Bill 2020, a firm that is authorized in the UK and/or Gibraltar, which has previously passported into Ireland, will be deemed to be authorized for specific and limited purposes in Ireland for a 15-year period following the end of the transition period, subject to the fulfillment of certain conditions.
In March 2020, HM Treasury released a consultation paper proposing an Overseas Fund Regime (OFR) which is targeted at Undertakings for the Collective Investment in Transferable Securities (UCITS) and would be a long-term replacement to the temporary permissions regime which enabled Federated Hermes' Irish UCITS funds to continue to be marketed in the UK after December 31, 2020. HM Treasury proposed this equivalence regime which will determine countries which are equivalent to the UK. HM Treasury used the Financial Services Act 2021 to formally introduce the OFR as an equivalence regime for overseas retail funds to be able to market to UK investors, including retail investors, on appropriate terms. HM Treasury has also proposed a separate regime for money market funds to be able to market to all investors, noting that the process will be different if the fund wants to market to retail or professional investors. These regimes will function similarly to the existing EU approach to equivalence. HM Treasury is working with the FCA to undertake equivalence assessments for different countries and different fund types in order to identify those that can take advantage of the OFR. The FCA is continuing to consider the requirements that will apply under the OFR and whether those funds will need to put in place some form of value assessment process. Federated Hermes has received permission from the FCA to allow certain Irish-domiciled UCITS funds and Luxembourg-based direct lending funds to continue to be marketed in the UK under the temporary permissions regime.
Regarding equivalency, the FCA, ESMA and EU regulators previously signed memoranda of understandings (MoUs) covering cooperation and exchange of information that came into effect at the end of the transition period (i.e., on December 31, 2020) and provide for some level of regulatory coordination and mutual equivalence until a new regime is agreed and in place. On March 26, 2021, HM Treasury announced that technical discussions had concluded, and that the UK and the EU agreed to another MoU that creates a framework for voluntary regulatory cooperation in financial services and establishes a Joint UK-EU Financial Regulatory Forum, which will serve as a platform to facilitate dialogue on financial services matters. The MoU, however, does not reflect progress on equivalency determinations. In addition to a few other equivalency decisions, such as two time-limited equivalency decisions in connection with the UK relating to central counterparty clearing and settlement of Irish securities, on June 26, 2021, the European Commission issued two adequacy decisions recognizing the level of protection of the UK's data protection laws as "essentially equivalent" with EU laws. These adequacy decisions allow EU to UK data flow to continue after Brexit. In September 2021, as part of a broader announcement on the future of the UK's data protection regime, the UK Government announced plans to work on granting adequacy decisions regarding the data protection laws of other countries, including the U.S., Australia, Singapore and others. HM Treasury has granted over 25 equivalency decisions to the EU, in addition to those granted to 32 other jurisdictions.
Despite these developments, there remains a risk of regulatory divergence between the UK and the EU. On July 1, 2021, Rishi Sunak, the UK Chancellor of the Exchequer, called an end to negotiations with the EU on regulatory equivalence (or common regulations) with EU financial services regulation. This decision means that the UK has elected to have its own financial rules. EU investment firms in EU Member States were required to comply with the Investment Firms Directive (IFD) and Investment

Firms Regulation (IFR) by June 26, 2021, the effective date of the IFD and IFR in the EU. The IFD and IFR, however, do not bind the UK, and a new UK prudential regime for Markets in Financial Instruments (MiFID) firms titled Investment Firms Prudential Regime (IFPR) was included in the Financial Services Bill 2019-2021, which was based on the IFD and IFR. On April 29, 2021, the Financial Services Bill 2019-2021 received Royal Assent and became UK law as the Financial Services Act 2021. Among other things, this Act: (1) introduced the IFPR as a new UK prudential regime for investment firms; (2) amended the UK's on-shored Packaged Retail and Insurance-based Investment Products Regulation (PRIIPs) to provide the FCA with additional powers to clarify the scope of the regulations and amend the requirements within the PRIIPs Key Information Document (KID); (3) increased the power of the FCA to ensure a smooth transition away from LIBOR; (4) simplified the process enabling non-UK investment funds to be marketed in the UK; and (5) required the FCA to consult on whether it should make general rules providing that authorized persons owe a duty of care to consumers. On June 29, 2021, the FCA issued its first of three policy statements based on a prior consultation on the IFPR that set forth "near final" rules on consolidation, own-fund requirements, and concentration risk, which will apply to UK-authorized MiFID firms. On July 26, 2021, the FCA issued its second policy statement, which set forth industry feedback to the first policy statement, and additional "near-final" rules to supplement and amplify those rules that were set forth in the first policy statement. On August 6, 2021, the FCA published another consultation on the IFPR with additional disclosure requirements and other technical changes. The consultation period closed on September 17, 2021. On November 26, 2021, the FCA published its final policy statement setting out its final rules on the IFPR, which implement most of the policy proposals set forth in the FCA's consultation papers. The IFPR, which became effective on January 1, 2022, introduced a single prudential regime and represents a significant change for FCA-authorized investment firms in the UK that are authorized under MiFID, including alternative investment fund managers with MiFID top-up permissions.
As another example, EU regulators have previously issued or proposed directives, rules and laws regarding sustainable finance, including the Sustainability-Related Disclosures Regulation or Sustainable Finance Disclosure Regulation (SFDR) and the Taxonomy Regulation. The Taxonomy Regulation establishes a framework to facilitate sustainable investment, including when Member States establish measures (e.g., labels or standards) setting requirements regarding financial products or corporate bonds presented as "environmentally sustainable." On April 21, 2021, the European Commission issued a Sustainable Finance Package that contained: (1) an EU Taxonomy Climate Delegated Act, which aims to support sustainable investment by clarifying which economic activities most contribute to meet the EU's environmental objectives; (2) a proposal for a Corporate Sustainability Reporting Directive (CSRD) and revisions to the Non-Financial Reporting Directive, which aim to make sustainability reporting by companies more consistent, so that financial firms, investors, and the broader public can use comparable and reliable sustainability information; and (3) amendments to delegated acts to better reflect sustainability preferences in insurance and investment advice and sustainability considerations in product governance and fiduciary duties. The amendments provide for a 12-month implementation period that is expected to end in October 2022.
On May 7, 2021, the European Commission published a draft delegated act setting out definitive standards for the disclosure of information on environmental sustainability that certain large companies must make, as required under the Taxonomy Regulation. On June 8, 2021, ESMA published a "Trends, Risks and Vulnerabilities (TRV) Report" in which it assessed EU investment funds' exposure to climate-sensitive economic sectors and identified certain key risks. On July 6, 2021, the European Commission adopted a delegated regulation that supplemented certain disclosure requirements under the Taxonomy Regulation which specified the content, methodology and presentation of information that certain large financial and non-financial entities must disclose concerning their environmentally-sustainable economic activities. By letter dated July 23, 2021, addressed to the European Supervisory Authorities (ESAs), the European Commission stated that, due to the length and technical detail of the Level 2 technical standards, their late submissions, and forthcoming amendments to the draft Level 2 technical standards, the European Commission will bundle all of the regulatory technical standards in a single delegated act and defer the date of application from January 1, 2022 to July 1, 2022. On July 26, 2021, the European Commission published updated Questions and Answers concerning a number of questions raised by the ESAs regarding the application of the SFDR, including the application of the SFDR to Alternative Investment Fund Managers (AIFM) and Accredited Investment Fiduciaries (AIF). On August 2, 2021, the European Commission published additional regulations and a directive as part of its sustainable finance initiatives regarding sustainability risks and sustainability factors to be taken into account by AIFs, UCITS and investment firms, among other regulated entities. On August 3, 2021, the Platform on Sustainable Finance: Technical Working Group published a draft report on preliminary recommendations for technical screening criteria for the Taxonomy Regulation. Comments on the report were due by September 24, 2021, with the results analyzed and submitted to the European Commission in November 2021. On October 7, 2021, the European Parliament issued a press release announcing the rejection of a supplement to the Taxonomy Regulation that would have specified the technical screening criteria under which certain economic activities qualify as contributing substantially to climate change mitigation and climate change adaptation and for determining whether those activities cause significant harm to any other relevant environmental objectives. On October 22, 2021, the ESAs published their final report on the draft taxonomy regulatory technical standards for financial product disclosures under the SFDR. The final regulatory technical standards aim to create a single "rulebook" for sustainability-related disclosures for SFDR pre-contractual and periodic product disclosures. These final rules for taxonomy reporting for financial products diverge from those for financial undertakings themselves for which the Delegated Act for Taxonomy Article 8 apply. The European Commission notified the European Parliament and the European Council of a further six-month delay (from July 2022 to January 1, 2023) to the application of the delegated act regulatory technical standards that will set out the detailed requirements regarding the form and content of disclosures to be made for financial products under the SFDR.
Rather than adopt the SFDR, the UK announced on November 9, 2020 that it will introduce ESG disclosure rules aligning with the TCFD, making the UK the first country to adopt that approach. On December 22, 2020, the FSB issued a statement encouraging the International Financial Reporting Standards Foundation and financial authorities to use the TCFD's recommendations as the basis for standards for climate-related financial disclosures. In a consultation launched on March 24, 2021, the UK government solicited views on proposals to require that UK companies with more than 500 employees that are traded on a UK-regulated market disclose TCFD-aligned climate-related information. The consultation stated that new regulations would come into force on April 6, 2022. On June 22, 2021, the FCA published "Consultation Paper 21/17: Enhancing climate-related disclosures by asset managers, life insurers and FCA-regulation pension providers" in which the FCA proposed to introduce TCFD-aligned disclosure requirements for asset managers, life insurers and FCA-regulated pension providers, with a focus on the information needs of clients and consumers. The FCA also proposed to extend the TCFD-aligned climate disclosure requirements to all companies with standard listed equity shares, except for standard listed investment entities and shell companies. The consultation period ended on September 10, 2021. Based on its June 2021 consultation, on December 10, 2021, the FCA published a Policy Statement, "Enhancing climate-related disclosures by asset managers, life insurers and FCA-regulated pension providers," in which the FCA introduced a new ESG sourcebook containing rules and guidance for asset managers and certain FCA-regulated asset owners to make disclosures at an entity level and product or portfolio level consistent with TCFD recommendations on an annual basis. On December 10, 2021, the FCA also published a Policy Statement on "Enhancing client-related disclosures by standard listed companies" in which the FCA extended the application of its climate-related disclosure requirements to issuers of standard listed shares and Global Depositary Receipts representing equity shares (but not listed investment entities and shell companies). On November 3, 2021, the FCA published a discussion paper, "Sustainability Disclosure Requirements (SDR) and investment labels" in which the FCA sought views on new sustainability disclosure requirements for asset managers and FCA-regulated asset owners, as well as a new classification and labelling system for sustainable investment products. The consultation period ended on January 7, 2022.
On June 7, 2021, the TCFD began to seek public comment on two documents, "Proposed Guidance on Climate-related Metrics, Targets, and Transition Plans," and the associated, "Measuring Portfolio Alignment: Technical Supplement," in order to update its final recommendations on climate-related financial disclosures as disclosure practices and the use of disclosures by financial and non-financial organizations continued to progress. In a July 10, 2021 statement, the G20 Finance Ministers indicated that, "[w]e will work to promote implementation of disclosure requirements or guidance, building on the [TCFD] framework, in line with domestic regulatory frameworks, to pave the way for future global coordination efforts, taking into account jurisdictions' circumstances, aimed at developing a baseline global reporting standard." Based on its June 2021 consultations, on October 14, 2021, the TCFD released a new guidance document on climate-related metrics, targets, and transition plans. This new guidance seeks to support organizations that make TCFD-aligned disclosures in preparing decision-useful metrics, targets, and transition plan information and linking that information to estimates of financial impact.
Despite a continuing possibility of negative deposit interest rates, euro-denominated European money market funds have successfully operated and provided investors with high quality diversified investments which continue to provide same day liquidity, first through the use of an approved share cancellation methodology and more recently through the use of accumulating share classes. Federated Hermes has worked with the FCA and the Central Bank of Ireland (CBI) on appropriate permissions to operate in each jurisdiction, in a manner similar to euro-denominated money market funds, should official rates in U.S. dollars or British pound sterling become negative.
The post-Brexit regulatory environment (particularly the need to obtain full authorizations on a country-by-country basis) also creates a level of uncertainty regarding the ability and requirements to distribute products and provide investment management services between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. The impact of Brexit on Federated Hermes' UK domiciled funds is difficult to quantify and remains uncertain given the overlap with the Pandemic and recent surge in the number of ESG-related money market funds in both the EU and UK. As of December 31, 2021, Brexit has not had a material adverse effect on Federated Hermes' Financial Condition. As of December 31, 2021, EU-resident shareholders in Federated Hermes' UK domiciled funds and the UK-resident shareholders in Federated Hermes' Irish-domiciled funds were permitted to remain in the funds. Subscriptions also can continue as long as there is not a proactive sales effort. Regarding the regulatory environment for money market funds post-Brexit, UK-domiciled money market funds remain on par with current EU regulatory requirements; however, it is possible that the UK may deviate from - or simply not adopt - any new or amended EU money market fund laws, rules or regulations that may be adopted in the future.
The activities of the IOSCO and the FSB also continue to be monitored by the investment management industry, including Federated Hermes. Building on consultations and other reports published from 2015 through 2021 regarding methodologies for identifying non-bank, non-insurance company global systemically important financial institutions, recommendations to address structural vulnerabilities from asset management activities, and liquidity risk management, IOSCO and FSB have continued, and will continue, to assess, recommend and implement regulatory reforms affecting money market funds, liquidity risk management, derivatives, leverage, and other aspects of the investment management industry. In its October 27, 2021 Annual Report, the FSB highlighted the FSB's policy work to foster global financial stability in response to the Pandemic and emerging risks, including, among others, work to: (1) enhance the resiliency of non-bank financial intermediaries; (2) enhance cyber incident response and recovery; (3) address "global stablecoin" arrangement risks; (4) enhance cross-border payments; and (5) address climate-related financial risks. The FSB's statements in its Annual Report on cyber incidents followed an October 19, 2021 report issued by the FSB on "Cyber Incident Reporting: Existing Approaches and Next Steps for Broader Convergence" in which the FSB identified three ways that it will work to achieve greater convergence in cyber incident reporting: (1) the development of best practices that authorities could consider when developing their cyber incident reporting regime; (2) the identification of common types of information to be shared, including identifying and reducing legal and operational impediments to sharing such information; and (3) the creation of common terminologies for cyber incident reporting, including a common definition of "cyber incident."
In its 2021-2022 work program, published February 26, 2021, IOSCO indicated that its priorities include financial stability and systemic risks of non-bank financial intermediation activities, as well as risks exacerbated by the Pandemic, such as misconduct risks, fraud, and operational resilience. IOSCO also indicated that, among other efforts, it will continue efforts (headed by the Sustainable Finance Task Force) to improve the completeness, consistency, and comparability of sustainability reporting. Based on a prior consultation, on November 2, 2021, IOSCO published its Final Report setting forth its "Recommendations on Sustainability-Related Practices, Policies, Procedures and Disclosure in Asset Management," which aims to improve sustainability-related practices, policies, procedures and disclosures in the asset management industry through five recommendations for securities regulators and policymakers. The five recommendations are: (1) setting regulatory and supervisory expectations for asset managers in respect of the development and implementation of practices, policies and procedures relating to material sustainability-related risks and opportunities, as well as related disclosure; (2) clarifying or expanding on existing, or adopting new, regulatory requirements to improve product-level disclosure to help investors understand sustainability-related products and material sustainability-related risks for all products; (3) providing securities regulators and policymakers access to supervisory tools to assess whether asset managers and sustainability-related products are in compliance with regulatory requirements and enforcement tools to address any breaches of such requirements; (4) securities regulators and policymakers encouraging asset management industry participants to develop common sustainable finance-related terms and definitions, including related to ESG approaches, to ensure consistency throughout the global asset management industry; and (5) securities regulators and policymakers considering to promote financial and investor education initiatives relating to sustainability or enhance existing sustainability-related initiatives.
Based on a prior consultation, on November 23, 2021, IOSCO issued a Final Report on "Environmental, Social and Governance (ESG) Ratings and Data Providers" in which IOSCO noted that "the use of environmental, social and governance (ESG) ratings and data products has grown considerably . . ." and sets forth 10 recommendations. The recommendations are: (1) regulators could consider focusing more attention on the use of ESG ratings and data products and ESG ratings and data products providers that may be subject to their jurisdiction; (2) ESG ratings and data products providers could consider adopting and implementing written procedures designed to help ensure the issuance of high quality ESG ratings and data products based on publicly disclosed data sources where possible and other information sources where necessary, using transparent and defined methodologies; (3) ESG ratings and data products providers could consider adopting and implementing written policies and procedures designed to help ensure their decisions are independent, free from political or economic interference, and appropriately address potential conflicts of interest that may arise from, among other things, the ESG ratings and data products providers' organizational structure, business or financial activities, or the financial interests of the ESG ratings and ESG data products providers and their officers and employees; (4) ESG ratings and data products providers could consider identifying, avoiding or appropriately managing, mitigating and disclosing potential conflicts of interest that may compromise the independence and objectivity of the ESG ratings and ESG data products provider's operations; (5) ESG ratings and data products providers could consider making adequate levels of public disclosure and transparency a priority for their ESG ratings and data products, including their methodologies and processes to enable the users of the product to understand what the product is and how it is produced, including any potential conflicts of interest, while maintaining a balance with respect to proprietary or confidential information, data and methodologies; (6) ESG ratings and data products providers could consider adopting and implementing written policies and procedures designed to address and protect all non-public information received from or communicated to them by any entity, or its agents, related to their ESG ratings and data products, in a manner appropriate in the circumstances; (7) market participants could consider conducting due diligence or gathering and reviewing information on the ESG ratings and data products that they use in their internal processes, including understanding what is being rated or assessed by the product, how it is being rated or assessed and, limitations and the purposes for which the product is being used; (8) ESG ratings and data products providers could consider improving information gathering processes with entities covered by their products in a manner that leads to more efficient information procurement for both the providers and these entities; (9) where feasible and appropriate, ESG ratings and data products providers could consider responding to and addressing issues flagged by entities covered by their ESG ratings and data products while maintaining the objectivity of these products; and (10) entities subject to assessment by ESG ratings and data products providers could consider streamlining their disclosure processes for sustainability related information to the extent possible, bearing in mind applicable jurisdictions' regulatory and other legal requirements.
On November 20, 2020, IOSCO published its final report providing a thematic review of the consistency in implementation of money market reforms across the nine largest money market fund jurisdictions. In this report, IOSCO concluded that these jurisdictions generally implemented money market fund reforms in line with 2012 IOSCO policy recommendations for money market funds, but that market conditions in March 2020 highlighted continuing vulnerabilities in certain types of money market funds and the need for further reforms. Similar to the PWG Report in the U.S., IOSCO issued a paper, "Money Market Funds during the March-April Episode," (IOSCO Paper) in November 2020. The IOSCO Paper called for further consideration of the functioning of money market funds, investor behavior and elements of the existing regulatory framework for money market funds which could have played a role in accelerating the outflow of assets from non-government money market funds in March 2020.
Following prior speeches and reports on the need for money market fund reforms, including the "Holistic Review of Money Market Turmoil" (FSB Report) published in November 2020, on June 30, 2021, the FSB published a consultation report, "Policy Proposals to Enhance Money Market Fund Resilience," in which it identified characteristics of money market funds that, in their view, make them susceptible to vulnerabilities, such as sudden and disruptive redemptions and the forced sale of assets to meet significant redemptions. The FSB also evaluated policy proposals purporting to enhance funds' resilience, including: (1) swing pricing; (2) minimum balance at risk; (3) capital buffers; (4) removing ties between regulatory thresholds and imposition of fees and gates; (5) removing stable NAVs; (6) limiting eligible assets; and (7) imposing additional liquidity requirements and escalation procedures. The FSB held a virtual workshop on the policy proposals on July 12, 2021. In an August 16, 2021 comment letter to the FSB, among other comments, Federated Hermes expressed its belief that the combination of delinking the potential imposition of redemption gates and liquidity fees from a money market fund's weekly liquid asset requirements and enhancing money market funds' ability to "know their customer", when combined with consideration of, and improvements in, the short-term funding markets generally, can address the FSB's concerns without adversely impacting the viability of money market funds and their benefits to investors, issuers and capital formation.
As a result of these IOSCO and FSB reports, similar to the SEC in the U.S., UK and EU regulators are re-examining existing money market fund regulation. On March 26, 2021, ESMA published a consultation paper on the legislative review of the EU money market regulation. Similar to the PWG Report, IOSCO Paper and FSB Review, this consultation reviewed the role played by money market funds in the March 2020 market turmoil, perceived structural vulnerabilities of money market funds and possible money market fund regulatory reforms that could be adopted. Most of the proposed reforms are similar to those set forth in the PWG Report, including decoupling the link between regulatory liquid asset thresholds and redemption fees and gates. The consultation period closed on June 30, 2021. Among other comments, Federated Hermes provided to ESMA similar comments to those provided to the FSB in response to its consultation discussed above.
The BoE also published a May 12, 2021 speech by BoE Governor Andrew Bailey in which he advocated for reforms to money market regulations in response to the March 2020 "dash for cash". The proposals outlined by Mr. Bailey in that speech align to the proposals of other global regulators, including U.S. regulators. The five proposals discussed were: (1) redemption terms should be aligned with the underlying liquidity of assets; (2) running minimal maturity mismatch risk; (3) money market funds should not hold less liquid assets on a scale that would make them more suitable to be traditional investment funds; (4) money market funds should not be designed with regulatory thresholds or cliff-edges which create adverse incentives and amplify first-mover advantage behavior; and (5) reforms should improve the ability of funds to support short-term funding markets, including by making them more resilient. On July 13, 2021, the BoE published a report, "Assessing the resilience of market-based finance," which set forth the conclusions from a joint BoE and FCA review of the vulnerabilities associated with liquidity mismatches in open-end funds, including money market funds. Regarding money market funds, the report stated: "To address vulnerabilities in the global money market fund sector, a robust and coherent package of international reforms needs to be identified. As noted in a speech by the Governor of the BoE, it is important that any package removes the adverse incentives introduced by liquidity thresholds related to the use of suspensions, gates and redemption fees." The report identified the following three priorities for remediating vulnerabilities in market-based finance: (1) limiting the demand for liquidity rising unduly in stress periods; (2) increasing the resilience of the supply of liquidity in stress periods; and (3) agreeing upon appropriate options for central banks to backstop market function. The report also discussed possible frameworks for consistently and realistically classifying the liquidity of fund assets and enhancing the calculation and use of swing pricing.
On July 1, 2021, the European Systemic Risk Board (ESRB) published an "Issues note on systemic vulnerabilities of and preliminary policy considerations to reform money market funds (MMFs)," in which the ESRB provided an overview of the money market fund sector in the EU, set out its analysis of systemic vulnerabilities in money market funds, and identified a broad set of preliminary policy options for money market fund reform. The Issues note, which primarily focused on non-public debt money market funds (i.e., non-Government money market funds), identified the following systemic vulnerabilities: (1) the large footprint for these money market funds in the commercial paper and certificate of deposit markets; (2) high portfolio overlap; (3) lack of reliable asset liquidity in the commercial paper and certificate of deposit markets; and (4) interconnectedness and the pressure a low interest rate environment places on liquidity. The Issues note also identified the following initial policy options for money market fund reform, among others: (1) decoupling regulatory thresholds; (2) capital requirements and buffers; (3) implementing redemption holdbacks; (4) imposing notice periods for redemptions; (5) removing stable NAV money market funds; and (6) improved availability and use of swing pricing.
On July 26, 2021, the European Banking Authority (EBA) published a consultation paper "Draft Regulatory Technical Standards on criteria for the identification of shadow banking entities under Article 394(4) of Regulation (EU) No 575/2013" that purported to set out criteria for the identification of shadow banking entities for the purposes of reporting large exposures. In the consultation, the EBA discussed money market UCITS funds as conducting shadow banking, which the EBA defined as entities that offer banking services and perform banking activities as defined in the draft regulatory technical standards but are not regulated and are not being supervised in accordance with any of the acts that form the regulated framework for banking. Among other things, the consultation solicited comments on whether money market funds should be considered shadow banking entities. The consultation period ended on October 26, 2021.
On September 17, 2021, the Managing Director of the International Monetary Fund (IMF) released a report stating that the March 2020 global financial crisis exposed fundamental vulnerabilities that could affect global financial stability, and advocating that global financial regulators work together to boost the resilience of investment funds. The Managing Director identified money market funds as particularly vulnerable to redemptions triggered by economic shocks and advocated for certain policy measures to address the identified vulnerabilities. In a November 2, 2021 comment letter to the IMF, Federated Hermes noted that the problems experienced in March 2020 in the short-term markets did not relate to the regulation or structure of money market funds, but rather resulted from the government-imposed lockdown of global economies. In addition to other points discussed below, Federated Hermes' comment letter to the IMF suggested that enhancing regulation surrounding "know your customer" requirements in both the U.S. and EU would significantly improve a money market fund's ability to manage its liquidity in all market conditions.
Based on the prior consultation, on October 11, 2021, the FSB issued its "Policy Proposals to Enhance Money Market Fund Resilience: Final Report" ("FSB Final Report") in which the FSB set forth its final policy proposals for money market fund reform. In the FSB Final Report, the FSB found that money market funds are subject to two broad types of vulnerabilities that can be mutually reinforcing: (1) susceptibility to sudden and disruptive redemptions; and (2) challenges in selling assets, particularly under stressed conditions. The proposals included mechanisms to: (1) impose on redeeming fund investors the cost of their redemptions (i.e., swing pricing); (2) absorb credit losses; (3) address regulatory thresholds that may give rise to cliff effects; and (4) reduce liquidity transformation. In the FSB Final Report, the FSB noted that it will be working with IOSCO to review progress made by member jurisdictions in adopting reforms to enhance money market fund resilience, which are to be completed by the end of 2023, and then to assess the effectiveness of those measures in addressing risks to financial stability by 2026. Based on its prior consultation, on November 1, 2021, the FSB also published its Progress Report on "Enhancing the Resilience of Non-Bank Financial Intermediation" in which it summarized the progress of, and key findings from, its work on, among other things, policies to enhance money market fund resilience, including with respect to the appropriate structure of the sector and of underlying short-term funding markets and to assess liquidity risk, and its management in open-end funds, including the redemption pressures faced by such funds in March 2020 and their drivers, the availability and effectiveness of liquidity risk management tools, and the extent to which fund vulnerabilities impacted the financial system and wider economy. Regarding improving money market fund resilience, the FSB reiterated in its Progress Report that options include: (1) swing pricing or economically equivalent measures (to impose on redeeming investors the cost of their redemptions); (2) minimum balance at risk and a capital buffer (to absorb losses); (3) removal of ties between regulatory thresholds and imposition of redemption fees and gates and removal of the stable NAV (to reduce threshold effects); and (4) limits on eligible assets, and additional liquidity requirements and escalation procedures (to reduce liquidity transformation). In a November 15, 2021 comment letter to the FSB, Federated Hermes: (1) supported the FSB's objectives of financial stability, sound functioning of securities markets, and improved market reforms which, when supported by data, enhance the safety and stability of markets, including the functioning of short-term funding markets; (2) supported the FSB's acknowledgement of a need for a jurisdiction-specific, targeted approach to future money market fund reforms; (3) supported the FSB's recommendation to delink liquidity and the potential imposition of redemption fees and gates; (4) disagreed with requiring money market funds to hold higher amounts of liquid securities; (5) supported the FSB's recommendation that regulatory reforms should aim to increase the range of liquidity management tools available to money market fund managers, provided that a fund's board retains discretion as to what liquidity management tools to use and when to implement them; (6) disagreed with the FSB's assessment on the potential application of swing pricing to money market funds; and (7) advocated for retaining stable-NAV money market funds. In a December 15, 2021 comment letter to the FSB, Federated Hermes discussed regulatory reforms to address structural issues supporting market liquidity, including, among others, permanent access to the Central Bank discount windows, a standing bank repurchase agreement facility, a complete review of regulations affecting market making, and improved secondary market trading infrastructure.
On December 2, 2021, the ESRB adopted a recommendation on money market funds to the European Commission and an accompanying report. The recommendation aims to ensure the resilience and functioning of money market funds while minimizing the likelihood of central banks needing to step in during times of crisis. The recommendation is consistent with the proposals of the FSB, but does not envisage capital buffers or a minimum balance at risk for money market funds. The ESRB also believes own-fund requirements are not needed provided that deposit-like features of money market funds are reduced and fund-like features of money market funds are increased. The recommendation aims to reduce threshold effects that accentuate first-mover advantages, including by reducing deposit-like features of money market funds, reducing liquidity transformation by improving and diversifying asset portfolio liquidity via requirements to hold public debt assets and by making sure this liquidity can be used when needed, facilitating the use of tools that impose trading costs on redeeming investors (i.e., swing pricing), and enhancing monitoring and stress-testing frameworks.
On February 16, 2022, ESMA published a final report, "ESMA Opinion on the review of Money Market Fund Regulation," which makes recommendations to improve the resiliency of money market funds. Among other recommendations, it recommends: (1) addressing the threshold effects for constant NAV money market funds by removing the possibility to use amortized cost for low volatility NAV money market funds and decoupling regulatory thresholds from suspensions, gates and redemption fees for low volatility NAV and constant NAV money market funds; (2) addressing liquidity concerns by ensuring mandatory availability of at least one liquidity management tool for all money market funds; (3) amending daily liquid asset and weekly liquid asset ratios; (4) adjusting the pool of eligible assets to require money market funds to hold public debt assets, which could be used to satisfy the daily and weekly asset liquidity ratios; (5) reinforcing the possibility of temporarily using liquidity buffers in times of stress; and (6) enhancing reporting and disclosure requirements and the stress testing framework for money market funds. On February 14, 2022, ESMA published a separate final report, "Guidelines on stress test scenarios under the MMF Regulation," in which it sets forth updated guidelines and specifications on the types of money market fund stress tests and their calibration in order to allow managers of money market funds to have the information needed to complete the reporting required under the EU Money Market Fund Regulation.
Federated Hermes does not believe money market funds are shadow banking entities. As discussed above, Federated Hermes believes that money market funds are resilient investment products that have proven their resiliency during the Pandemic. Federated Hermes intends to continue to engage with UK and EU (as well as U.S.) regulators in 2022, both individually and through industry groups, to shape any further money market fund reforms to avoid overly burdensome requirements or the erosion of benefits that money market funds provide.
Since the beginning of the fourth quarter 2021, UK and EU regulators issued, proposed or adopted other new consultations, directives, rules, laws and guidance that impact UK and EU investment management industry participants, including Federated Hermes. For example:
•On January 27, 2022, ESMA published a consultation paper, "Guidelines on certain aspects of the MiFID II suitability requirements," in which ESMA requests comments on proposed updates to its November 2018 Guidelines on certain aspects of the MiFID II suitability requirements. MiFID II is the Markets in Financial Instruments Directive II (MiFID II). The consultation period closes on April 27, 2022. ESMA expects to then publish a final report followed by the final guidelines in the third quarter 2022. ESMA also intends to consult separately on the product governance changes to MiFID II made under the EU's ESG framework in August 2021.
•On January 19, 2022, the FCA published a consultation paper, "Strengthening our financial promotion rules for high-risk investments, including cryptoassets," in which the FCA solicits comments on proposed changes to (1) the FCA's classification of high-risk investments; (2) the consumer journey into high-risk investments; (3) strengthen the role of firms approving and communicating financial promotions; and (4) apply the FCA's financial promotion rules to qualifying cryptoassets. The consultation period ends on March 23, 2022.
•On January 13, 2022, IOSCO issued a consultation report, "Operational resilience of trading venues and market intermediaries during the COVID-19 pandemic," in which IOSCO solicits comments on the operational resilience of trading venues and market intermediaries. The final report highlights a series of "lessons learned" from the Pandemic that may be useful to enhance practices in the future, including: (1) greater automation and less dependence on physical documents and manual processes; (2) considering the role of service providers and offshore services; (3) reviewing, updating and testing business continuity plans, including scenario planning; and (4) monitoring processes to help ensure information security in order to prevent cyberattacks. The consultation period ends on March 14, 2022.
•On January 3, 2022, ESMA published a Final Report, "Guidelines on certain aspects of the MiFID II appropriateness and execution-only requirements," based on prior consultations. The purpose of the Guidelines is to enhance clarity and foster convergence in the application of the appropriateness and execution-only requirements applicable under MiFID II to investment firms providing non-advised services to request information on the knowledge and experience of clients or potential clients to assess whether the investment service or product is appropriate and to issue a warning in case the investment service or product is deemed inappropriate.
•On December 17, 2021, the CBI published cross-industry outsourcing guidance and a feedback statement based on a prior consultation to supplement existing legislation, regulations and guidance on outsourcing, which apply to specific firms. The guidance: (1) sets out the CBI's expectations on governance and management of outsourcing risk; (2) highlights the responsibilities of a company's board of directors and senior management when outsourcing; and (3) outlines the CBI's expectations for outsourcing frameworks to manage the associated risks.
•On November 30, 2021, the FCA published a final Policy Statement, "Changes to UK MiFID's conduct and organizational requirements," in which the FCA sets forth its policy and rules on changes to UK research rules and the removal of certain best execution reporting that the FCA believes did not appear to benefit users within the FCA's wider reform work being undertaken on capital markets. The changes being made by the FCA are intended to ensure rules for research and best execution under the UK MiFID are more proportionate to the risks arising and remove unnecessary regulation.
•On November 25, 2021, the European Commission adopted a package of measures to ensure that investors have better access to company and trading data. The proposals related to several commitments in the 2020 capital markets union (CMU) action plan. The four legislative proposals that form the package include: (1) the European Single Access Point, which will offer a single point of access to public information about EU companies and EU investment products; (2) a Review of the European Long-Term Investment Funds (ELTIFs) Regulation, to increase the attractiveness of ELTIFs and make it easier for retail investors to invest in them; (3) a Review of the Alternative Investment Fund Managers Directive (AIFMD) to harmonize the rules around loan-originating funds (debt funds), in order to facilitate lending; and (4) a Review of the Markets in Financial Instruments Regulation (MiFIR), which is intended to adjust the trading rules to ensure more transparency for all parties trading on capital markets.
•On November 18, 2021, ESMA and the EBA published a consultation paper "Draft Guidelines on common procedures and methodologies for the supervisory review and evaluation process (SREP) under IFD" in which they set out the process and criteria for the assessment of the main SREP elements, such as: (1) business model; (2) governance arrangements and firm-wide controls; (3) risks to capital and capital adequacy; and (4) liquidity risk and liquidity adequacy. The EBA also is consulting on regulatory technical standards on the policy that could be determined by national competent authorities (NCAs) for investment firms. The consultation period ended on February 18, 2022.
•On November 9, 2021, HM Treasury and the BoE issued a statement announcing next steps on the development of a UK Central Bank Digital Currency that would exist alongside cash and bank notes.
•On November 1, 2021, the FCA decided to delay publishing its policy statement in response to its July 20, 2021 consultation titled "PRIIPs - Proposed scope rules and amendments to Regulatory Technical Standards," in which the FCA requested comments on proposed amendments to the PRIIPs disclosure regime. The amendments are intended to, among other things, clarify the scope of PRIIPs and address misleading performance scenarios and summary risk indicators. The consultation period ended on September 30, 2021. The policy statement is delayed until the first quarter of 2022 to consider the implementation date of the new requirements.

•On October 25, 2021, the FCA finalized rules that create a Long-Term Asset Fund (LTAF) regime for a new type of authorized open-end fund designed to invest efficiently in long-term assets, such as infrastructure, private equity, real estate, private debt and venture capital. The FCA indicated that the LTAF is aimed at defined contribution pension funds, sophisticated investors and some high-net worth individuals, and that it would be consulting in 2022 on the potential for widening the distribution of the LTAF to certain retail investors.
Investment management industry participants, such as Federated Hermes, also have continued and will continue, to monitor, plan for and implement certain changes in response to previously issued new, proposed or adopted consultations, directives, rules, laws and guidance. Previously proposed and final consultations, directives, rules, laws and guidance included, among others: (1) the ongoing amendment and implementation of MiFID II; (2) HM Treasury's ongoing review of the UK retail disclosure regime and the PRIIPs Regulation; (3) efforts by ESMA to update and modify collection of information for monitoring systemic risk among AIFMs; (4) ESMA guidance on marketing communications under the Regulation on Cross-Border Distribution of Funds; (5) ESMA's regulation of financial institutions, including AIFMs, UCITs management companies, and MiFID investment firms, outsourcing to cloud service providers; (6) ESMA's updated guidelines for money market fund stress tests under the Money Market Fund Regulation; (7) the FCA's proposed rules on the IFPR, which is the new prudential regime for UK firms authorized under MiFID II; (8) ESMA's report regarding the preparedness of investment funds with significant exposure to corporate debt and real estate assets for potential future adverse liquidity conditions and valuation shocks; (9) a call for input from HM Treasury on its review of the UK funds regime to identify options that will make the UK a more attractive location to set up, manage and administer funds; (10) a review by ESMA of the MiFID II framework on best execution reports; (11) a systematic review by ESMA of the Short Selling Regulation; (12) a "Dear CEO" letter from the FCA and Prudential Regulation Authority (PRA) to firms that carry on trade finance activity to reiterate the FCA's and PRA's expectations of such firms, including an expectation to demonstrate that they have taken a risk sensitive approach to their control environment to ensure that the inherent risks within trade finance activity are effectively mitigated; (13) European Commission amendments to the technical standards regarding the KIIDs for retail and insurance-based investment products; (14) an IOSCO Final Report on the use of artificial intelligence and machine learning by market intermediaries and asset managers; (15) ESMA's final guidelines applicable to market data providers; (16) ESMA's final guidelines for marketing communications under the new EU Cross-Border Distribution of Funds Regulation, which applies to EU UCITS and AIFs; (17) the FCA's "Dear Chair" letter to AFMs setting forth the FCA's guidance on the design, delivery and disclosures of ESG and sustainable investment funds; (18) ESMA's request for comments on certain aspects of the MiFID II remuneration requirements for the purposes of enhancing clarity and fostering convergence in the application of the requirements; (19) the FCA's 2021-2022 business plan, which indicated that the FCA's priorities, including, among other things: (a) adapting the regulatory framework to facilitate a market-based transition to net-zero carbon emissions; (b) amendments to the regulatory framework for money market funds; (c) adapting legacy EU regulatory regimes; and (d) LIBOR transition; (20) the European Commission draft directive that would extend the exemption from the KIID requirement under the PRIIPs Regulation for an additional six months from December 31, 2021 to June 30, 2022; and (21) the FSB's considerations regarding climate-related financial risks to support and promote international coordination on disclosures, data collection, vulnerabilities analysis and regulation.
In addition to the above Regulatory Developments, the FCA, CBI and other global regulators continue to monitor investment management industry participants by examining various reports, financial statements and annual reports and conducting regular review meetings and inspections. They also continue to take enforcement action when determined necessary. Examples of recent reviews include reviews regarding closet index fund managers, CP86 compliance, fitness and probity, best execution, client asset arrangements, and operational resilience. FCA enforcement priorities have included financial crime, market abuse, non-financial misconduct and alternative investment managers. In a recent speech, the Chief Executive of the FCA echoed the priorities set forth in the FCA's 2021/22 Business Plan and indicated that the FCA wants to be a regulator that "tests [its] powers to their limits" to ensure market integrity, and that over time it plans to "become as much a data regulator as a financial one". In terms of its approach to enforcement actions, it has been reported that these statements follow the ongoing narrative that the FCA will be willing to take more risks and to act quickly. It also has been reported that the FCA is focusing on what it considers to be the six most important cross-market issues: (1) fraud; (2) financial resilience; (3) operational resilience; (4) diversity and inclusion; (5) ESG work; and (6) international cooperation. On February 8, 2021, the CBI published a Securities Market Risk Outlook Report that identifies key conduct risks to securities markets, actions investment firms should take to identify, mitigate and manage those risks, and the CBI's supervisory priorities. The CBI's priorities include, among others, dealing with the Pandemic and Brexit, fund governance, money market fund reform, diversity and inclusion, climate change, and bolstering systems to identify, mitigate and manage misconduct risk, including market abuse risk.

Federated Hermes continues to analyze the potential impact of these Regulatory Developments on Federated Hermes' Financial Condition. Please refer to our prior public filings for more detailed discussions of these, and other, previously proposed and final rules and guidance.
An EU FTT also continues to be discussed although it remains unclear if or when an agreement will be reached regarding its adoption. Since the European Commission first proposed an EU FTT in 2011, proponents of the FTT have sought the widest possible application of the FTT with low tax rates. In December 2019, Germany proposed a draft directive that would have imposed a 0.2% tax on purchases of shares of large companies worth more than €1 billion, which would cover over 500 companies. Initial public offerings (IPOs) would have been excluded, and each Member State would have been free to tax equity funds and similar products for private pensions. Under the German proposal, the five countries with the highest incomes would have shared a small part of their revenues with the other countries, so that each participating country would receive at least €20 million of FTT revenue. No formal action has been taken on this German proposal.
On February 24, 2021, Portugal, the successor to the German Presidency of the EU Council, proposed at a meeting of the Working Party on Tax Questions to begin discussions at the EU level regarding the design of an EU FTT involving a gradual implementation by Member States based on the FTTs already implemented in France and Italy. Member States that would want to implement an FTT more quickly would have been permitted to do so. Member States were invited to provide input on the proposed approach to the EU FTT design, whether the FTTs in France and Italy would be a solid basis for an EU FTT, and whether an EU FTT should apply to equity derivative transactions. Subject to certain exemptions, the French FTT levies a tax of up to 0.3% on stock purchases of French publicly traded companies with a market value over €1 billion, American and European depository receipts of covered company securities, high frequency trades, credit default swaps against EU sovereign debt, and certain corporate actions. Subject to certain exemptions, the Italian FTT levies a tax on equity transactions, certain derivative transactions on equities and certain high frequency trades of up to 0.2% of the value of the net balance of purchase and sale transactions executed on the same day on the same financial instrument by the same party. The Italian FTT applies to shares issued by Italian companies with a capitalization of at least €500 million, cash equity contracts, equity derivative contracts, and certain other equity transactions. It has been reported that Austria's Finance Minister has spoken out against the Portuguese proposal on the basis that an EU FTT would harm business. The Portuguese proposal on an EU FTT invited Member States electing not to participate in the enhanced cooperation initiative to provide input on whether the need to find additional sources for financing the EU recovery effort might increase their interest in further working on an EU FTT.
As attention turns to a post-Pandemic economy and as the EU and EU Member States look to fund their budgets and the Pandemic-related measures that have been adopted, an EU FTT on securities transactions, or even bank account transactions, remains a potential additional source of revenue. On May 18, 2021, the European Commission issued a communication on "Business Taxation for the 21st Century," in which it indicated that, after July 2021, it would make certain additional proposals, which could include an FTT. In a meeting of the Council of the EU on June 3, 2021, the Council recognized that the European Commission recently clarified that, if there is no agreement by the end of 2022, the European Commission will, based on impact assessments, propose a new resource for the EU budget based on a new FTT and that the European Commission will endeavor to make those proposals by June 2024 with the FTT's planned introduction by January 1, 2026. The Council also indicated at its June 3, 2021 meeting that further work will be required before final policy choices are made and an agreement on a possible FTT can be reached.
The exact time needed to reach a final agreement on an EU FTT, implement any agreement and enact legislation is not known at this time. As discussed above, certain individual EU Member States, such as Italy and France, have implemented FTTs at the Member State-level. Spain's 0.2% FTT on certain securities transactions, effective on January 16, 2021, is another example. It has been reported that Spain's FTT tax revenues were only approximately 31% of projections. The weakened economy in Europe can increase the risk that additional jurisdictions propose to implement FTTs. The Labour Party in the UK has also previously proposed a UK FTT (in addition to the existing UK stamp duty), but it has not been advanced to date. The Pandemic also could further delay agreement on, and the implementation of, an FTT in the EU, UK or other European countries.
Notwithstanding the impact of the Pandemic, global securities regulators urged the adoption of new risk free reference rates as alternatives to LIBOR. Separate working groups were formed in the UK, the U.S., the EU, and other jurisdictions (e.g., Japan and Switzerland) to recommend an alternative to LIBOR for their respective markets. The FCA, the BoE and the PRA, as well as other global regulators, continued efforts started in September 2018 regarding the proposed transition from LIBOR to the Sterling Overnight Index Average (SONIA) by the end of 2021. On March 5, 2021, Intercontinental Exchange, Inc. (ICE) published a feedback statement from ICE Benchmark Administration Limited, a wholly-owned subsidiary of ICE and the administrator of LIBOR, formally confirming its intention to: (1) cease the publication of the one-week and two-month USD LIBOR after December 31, 2021; (2) cease publication of the EUR, CHF, JPY and GBP LIBOR for all tenors after December 31, 2021; and (3) cease the publication of all other tenors of USD LIBOR after June 30, 2023. On June 2, 2021,

IOSCO issued a statement in which it urged all global market participants to "discontinue new use of USD LIBOR-linked contracts, as soon as practicable and no later than the end of 2021, to avoid the safety and soundness risks associated with the continued use." On June 2, 2021, the FSB released statements and reports that set out recommendations for financial and non-financial sector firms, as well as the authorities, to consider as they seek to transition away from LIBOR by the end of 2021. The statements and reports included: (1) a summary of high-level steps firms will need to take now and over the course of 2021 to complete their transition; (2) a paper reviewing overnight risk-free rates and term rates; (3) a statement on the use of the International Swaps and Derivatives Association's (ISDA) spread adjustments in cash products; and (4) a statement that encouraged authorities to set globally consistent expectations that regulated entities should cease the new use of USD LIBOR in line with the relevant timelines for that currency, regardless of where those trades are booked. In September 2021, the FCA issued a "Feedback Statement: FCA use of powers over use of critical benchmarks," in which the FCA discussed, among other topics, its authority to prohibit some or all new uses of a critical benchmark, which includes LIBOR in the UK. On September 9, 2021, the FCA also updated its website, and issued a consultation, "Proposed decisions on the use of LIBOR (Articles 23C and 21A BMR)," setting forth further guidance and requests for comment regarding further arrangements for the orderly wind-down of LIBOR by the end of 2021. Although the FCA found that market participants have made good progress in actively transitioning contracts away from LIBOR, the FCA concluded that it will not be practicable to convert all outstanding sterling and Japanese yen LIBOR contracts by the end of 2021. Consequently, to avoid disruption to legacy contracts that reference the 1 month, 3 month and 6 month sterling and Japanese yen LIBOR tenors, the FCA required the LIBOR benchmark administrator to publish these tenors under a 'synthetic' methodology, based on term risk-free rates, for the duration of 2022. The synthetic panels are not intended for new issues, as the FCA also proposed to prohibit new use of overnight, 1 month, 3 month, 6 month and 12 month U.S. dollar LIBOR, which will continue to be published through June 30, 2023. On November 22, 2021, the FSB issued a statement urging swift action to ensure preparedness for LIBOR cessation and to reinforce the message and timeline from supervisors globally to ensure there is no interruption to new business and financing. On December 10, 2021, the FCA also issued final guidance on the transition to LIBOR, including a feedback statement on its "Decisions on the use of LIBOR" (Articles 23C and 21A BMR) summarizing the results of its prior consultation discussed above.
Legislators and regulators in the U.S. and other countries are also working on the transition from LIBOR, with particular emphasis on legacy financial agreements that lack sufficient "fallback" language to transition to a new reference rate in the event of LIBOR's cessation. The SEC and other regulators in the U.S. have undertaken efforts to identify risks and prepare for the proposed transition from LIBOR to the Secured Overnight Financing Rate (SOFR) or another alternative reference rate by the end of 2021. The SOFR was selected as the preferred LIBOR replacement in the U.S. by the Alternative Reference Rates Committee (ARRC) at the Federal Reserve Bank of New York. On May 6, 2021, the ARRC published market indicators that would support a recommendation of term SOFR and confirmed that "a recommended term rate is now in clear sight" and the recent guidance "would allow the ARRC to recommend a SOFR-based term rate relatively soon." Despite the extension of the transition deadline to June 30, 2023 for certain tenors of USD LIBOR, U.S. regulators continued to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021. The Governors have indicated that, "[n]ew contracts entered into before December 31, 2021 should either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR's discontinuation." On October 23, 2020, ISDA published its ISDA 2020 IBOR Fallbacks Protocol, which enables parties to protocol-covered documents to amend their terms to: (1) regarding a protocol-covered document which incorporates, or references, a rate as defined in a Covered ISDA Definitions Booklet, include either the terms of, or a particular defined term included in, the Supplement to the 2006 ISDA Definitions; and (2) in respect of a protocol-covered document which otherwise references a relevant interbank lending rate (IBOR), include new "fallbacks" for that relevant IBOR. This protocol became effective January 25, 2021. On March 24, 2021, New York passed a law that implements fallback provisions that favor the transition to SOFR plus a spread adjustment for contracts without effective fallback provisions that are written under New York law. The New York law also provides a safe harbor from litigation where SOFR is selected as a replacement rate for USD LIBOR. Regulators have also taken note of the growing market demand for credit sensitive rates as alternatives to SOFR because credit sensitive rates have a term component built in, which is operationally similar to LIBOR. During the open session of the June 11, 2021 FSOC meeting, SEC Chair Gensler delivered prepared remarks regarding the LIBOR transition in which he specifically condemned one such rate, the Bloomberg Short Term Bank Yield Index (BSBY), as featuring many of the same flaws as LIBOR, and generally advocated for term SOFR over BSBY. On December 7, 2021, the SEC Staff released a statement providing guidance for registered broker-dealers and investment advisors reminding firms of their obligations to disclose the steps that they have taken to reduce LIBOR exposure (particularly those tenors that expire on December 31, 2021), mitigate risks, address fallback provisions, and avoid new obligations.
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
Federated Hermes has closely monitored regulatory statements and industry developments regarding the obligations of registered investment advisors and funds when recommending and purchasing securities or other investments that use LIBOR as a reference rate or benchmark. Federated Hermes has focused on identifying LIBOR-linked securities or other investments, including, but not limited to: derivatives contracts; floating-rate notes; municipal securities; and tranches of securitizations, including collateralized loan obligations. With respect to LIBOR-linked securities or other investments with maturities after the applicable LIBOR tenor cessation date, Federated Hermes has sought to proactively address transition-related questions with the issuers or lead arrangers of such securities and other investments, as applicable, including, for example, questions regarding transition events, benchmark replacement, and benchmark replacement adjustments. As necessary, Federated Hermes has sought to negotiate modifications to benchmark fallback language for such securities and other instruments to contemplate the permanent cessation of LIBOR. Federated Hermes will be continuing these efforts with respect to any remaining securities or other investments held by Federated Hermes' products and strategies that continue to use a U.S. LIBOR tenor with a cessation date of June 30, 2023. Federated Hermes also negotiated fall back language that provides for the use of an alternative reference rate or benchmark in its corporate credit facility and its U.S.-registered Federated Hermes Funds' credit facility. Federated Hermes continues to monitor the impact that the transition from LIBOR will have on Federated Hermes and Federated Hermes' products and strategies, customers and service providers.
While Brexit has not had a significant impact on Federated Hermes' business as of December 31, 2021, given the post-Brexit regulatory environment and potential continuing impact of the Pandemic, Federated Hermes remains unable to fully assess the degree that any potential Brexit impact and resulting changes could have on Federated Hermes' Financial Condition. The 2018 HFML Acquisition and the 2021 Acquisition of HFML Noncontrolling Interest (together the HFML Acquisition), the HCL Acquisition, and HFML's acquisition of MEPC Limited effective as of January 1, 2020 (MEPC Acquisition), each increased the potential Brexit impact to Federated Hermes. Management also believes that a UK FTT or EU FTT, particularly if enacted with broad application, would be detrimental to Federated Hermes' business and could adversely affect, potentially in a material way, Federated Hermes' Financial Condition.
Management continues to monitor and evaluate the impact of Regulatory Developments (including potential new money market fund reforms) on Federated Hermes' Financial Condition. Regulatory changes stemming from Brexit, money market fund reform, a EU or UK FTT, or FCA, CBI, ESMA, FSB, IOSCO or other initiatives or Regulatory Developments, as well as the potential political and economic uncertainty surrounding Brexit and the continuing Pandemic, also can adversely affect, potentially in a material way, Federated Hermes' Financial Condition. Similar to its efforts in the U.S., Federated Hermes has dedicated, and continues to dedicate, significant internal and external resources to analyze and address UK, EU and other international Regulatory Developments that impact Federated Hermes' investment management, stewardship and real estate development businesses.
UK, EU and other international Regulatory Developments, and Federated Hermes' efforts relating thereto, have had, and can continue to have, an impact on Federated Hermes' expenses and, in turn, financial performance. As of December 31, 2021, Federated Hermes is unable to fully assess the potential impact that an FTT or other international Regulatory Developments can have on its Financial Condition. Federated Hermes also is unable to fully assess at this time whether, or the degree to which, Federated Hermes, any of its investment advisory subsidiaries or any of the Federated Hermes Funds, including money market funds, or any of its other products, could ultimately be determined to be a non-bank, non-insurance company global systemically important financial institution. The HFML Acquisition, HCL Acquisition and MEPC Acquisition each increased the potential impact that the above matters can have on Federated Hermes' Financial Condition.
Human Capital Resource Management
At December 31, 2021, Federated Hermes had 1,968 employees, with 1,185 employees in Pittsburgh, Pennsylvania and surrounding areas, 527 employees in London, England, 59 employees in New York, New York, 28 employees in Boston, Massachusetts, 137 employees in other U.S. locations and 32 employees in other locations outside the U.S.
The investment management business is highly competitive and experienced professionals have significant career mobility. Like other companies, Federated Hermes experiences employee turnover which is tracked at various levels within the company and conducts exit interviews with departing employees. The information derived from these interviews, as well as our employee development initiatives described below and succession planning, allows Federated Hermes to cultivate leaders, manage turnover and retain talented and qualified individuals. Federated Hermes' ability to attract, retain and properly motivate highly qualified professionals across the company is a critical factor in maintaining its competitive position within the investment management industry and positioning Federated Hermes for future success. See Item 1A - Risk Factors - General Risk Factors - Other General Risks - Recruiting and Retaining Key Personnel (Human Capital Resource Management Risk) for more information on the risks to Federated Hermes if it is unable to attract and retain talented and qualified employees. For additional information on remote and hybrid working arrangements, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations – Business Developments – The Pandemic.
Competitive Compensation
Understanding that Federated Hermes' business success depends on its ability to attract, retain and incentivize talented and qualified individuals, Federated Hermes' compensation programs across the company strive to meet this goal. Federated Hermes endeavors to reward individual contribution, as demonstrated by the delivery of long-term sustainable results. Federated Hermes' compensation programs are also designed to align the interests of its officers and employees with its business strategy, values and objectives, including the interests of its clients, shareholders and stakeholders, while affording the business the opportunity to grow.
For employees managed from the U.S., Federated Hermes' compensation programs are comprised of competitive levels of cash compensation together with equity and other components for certain positions. Compensation is structured in the form of: salary, which is competitively evaluated annually; bonus; and, where appropriate, long-term incentives.
For employees managed from the UK, compensation is based on fixed and variable compensation. Fixed compensation can include base salary, a retirement plan and other corporate benefits, and is designed to provide competitive fixed compensation at a level that reflects market-compensation. Variable compensation is discretionary based on, among other factors, an employee's performance and behavior, as well as team and overall company performance.
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
•The pay mix for Investment Management employees is more heavily weighted in variable compensation in the form of discretionary bonuses and, among other factors deemed relevant, takes into account investment product performance from one- through five-year periods. For employees managed from the U.S., all or a portion of any annual performance bonus can be paid in cash or a combination of cash and annual bonus restricted stock. U.S. Investment Management employees are also eligible for periodic restricted stock awards.
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
Federated Hermes' Stock Incentive Plan is designed to support its retention and attraction objectives. Under this program, executive officers and certain employees are eligible to receive periodic restricted stock awards that vest over specified vesting periods (e.g., for U.S. employees, a ten- year period). The restrictions on the vested portion of an award typically lapse on specified anniversary dates of an award (e.g., for U.S. employees, the award's fifth- and tenth-year anniversaries). Additionally, for certain groups of U.S. employees, a portion of their bonus awards are paid in the form of bonus restricted stock with a three-year ratable vesting schedule with restrictions lapsing on each vesting date.
For all employees managed from the UK, discretionary bonus awards above a certain threshold are subject to deferral. Under the deferred bonus scheme, a portion of the bonus is deferred, notionally tracks the performance of certain Federated Hermes Funds and vests over three years. Employees have also been eligible to receive awards under a long-term incentive plan (LTIP) that offers certain employees the chance to acquire beneficial ownership of ordinary shares in HFML. These shares normally vest over a five-year period. Subject to certain approvals and contingencies, as part of a tender offer intended to acquire the remaining approximately 10% interest in HFML not owned by Federated Hermes, Federated Hermes intends to issue awards of restricted Federated Hermes Class B common stock under its Stock Incentive Plan to HFML employees in the first quarter of 2022 in exchange for the beneficial interests in these HFML shares awarded under the LTIP and issue treasury shares of Federated Hermes Class B common stock in exchange for the remaining interests in the HFML shares that are held by a former employee and those that have not yet been awarded to employees and are held by an employee benefit trust that was established in connection with the LTIP. These awards of restricted Federated Hermes stock, as well as the treasury Federated Hermes stock, will have the same vesting schedule and similar transfer restrictions as the awards granted under the LTIP. See Note (22) to the Consolidated Financial Statements for additional information. The Private Equity and Infrastructure businesses of Federated Hermes also operate carried interest and share of performance fee programs typical to such asset classes.
For 2021, Federated Hermes' total compensation expense was $532.5 million and included salary, bonus and stock-based compensation expense.
Benefits
Federated Hermes' benefit offerings across the company are designed to reflect the local market and equip Federated Hermes employees with resources and services to help them stay healthy, balance the demands of work and personal life, develop their careers, and meet their financial goals, as well as to further employee engagement and retention. Along with the traditional health and welfare benefits, such as medical and dental coverage, an employee assistance program, disability, paid time off and retirement programs, the company also offers flexible work arrangements, education assistance, paid parental leave, adoption benefits, paid volunteer time, employee discounts and other programs and services. Federated Hermes also has introduced a range of resources to provide employees with information and support to remain physically and emotionally healthy during the Pandemic. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations – Business Developments – The Pandemic for additional information on the steps Federated Hermes has taken to safeguard the health and safety of employees.
Employee Development
Federated Hermes provides a professional work environment for employees across the company that supports employees' career aspirations and professional development interests through training programs and mentoring initiatives. Training is provided on the job and by Federated Hermes' training staff and a network of specialist training providers through a blend of internal/external classroom and online courses. Federated Hermes' extensive training curriculums focus on Technical, Professional, Leadership & Management, and include, among others, courses on: the securities markets and Federated Hermes' products; compliance/regulatory requirements; license exam preparation; sales skills; customer service skills; financial, physical and mental health well-being; remote working and hybrid management; dignity and respect in the workplace; individual and team performance; communication skills; technical (systems) topics; and general professional development. The attraction, training and retention of qualified employees across the company supports Federated Hermes' succession planning at all levels.
Diversity and Inclusion
As of December 31, 2021, across the company, approximately 40% of Federated Hermes' employees are women. Federated Hermes' Board has approximately 17% women, and approximately 10% of Federated Hermes' executives are women. In the United States, approximately 7% of Federated Hermes' employees are minorities, 33% of business managers are women and/or minorities, 27% of investment professionals are women and/or minorities, and approximately 89% of AUM managed from the United States are in products that have at least one portfolio manager that is a woman and/or minority.
Federated Hermes recognizes that a diverse and inclusive workplace benefits employees and supports stronger long-term business performance. Federated Hermes developed its diversity and inclusion strategy with the mission of fostering a diverse, inclusive and respectful workplace where employees across the company are encouraged to be innovative and creative and where unique perspectives and experiences are recognized and appreciated for the contributions they bring to the company. Federated Hermes has made a long-term commitment to enhancing the diversity of the company's workforce and providing an inclusive environment. The company's diversity and inclusion strategy is centered around four pillars: driving diversity; creating inclusion; expanding outreach; and ensuring program sustainability by evaluating results and implementing enhancements.
Federated Hermes cultivates the benefits of workplace diversity throughout the company through its recruitment process, the onboarding of new employees, and the ongoing education and training of employees. In the U.S., the company implemented several programs to advance diversity and inclusion, which include: launching a Women in Investing Employee Resource Business Group with the mission of supporting and advancing the professional development and representation of women within the company, the investment management industry and the community; implementing an internship program with a local high school for underrepresented students; and implementing a University Ambassador Program, enabling employees to serve as liaisons between the company and universities to facilitate building a diverse, early-career talent pipeline and enhance the company's brand recognition. In London, a number of diversity and inclusion initiatives have been launched, including: inclusive leadership training for management; Employee Resource Groups with several Employee Networks; and cultural events such as National Inclusion Week, Mental Health Awareness Week, Pride Week and Black History Month.
The company's diversity and inclusion initiatives are sponsored and endorsed by the Board and executive management. The Compensation Committee of the Board receives periodic updates and reports on the company's diversity and inclusion strategy and its compensation practices, including an annual pay equity analysis. In collaboration with management and employees at all levels, these initiatives are advanced by various teams and employee resource business groups across the company, including Human Resources and, in the U.S., a dedicated Diversity Officer/Senior Talent Acquisition Manager and, in London, a dedicated Head of Inclusion.
Federated Hermes is committed to providing equal employment opportunities across the company to qualified individuals without regard to: race; color; national origin; religion; sex; pregnancy; sexual orientation; gender identity or expression; mental or physical disability; age; familial or marital status; ancestry; military status; veteran status; or genetic information; as well as any other prohibited criteria under law applicable to Federated Hermes.
Federated Hermes encourages its employees across the company to raise human resources questions or concerns with their managers or the Human Resources Department in the U.S. or London. Separately, the company also provides a phone line and website portal through a third-party service provider for employees to report, anonymously should they so choose, various compliance matters.

Information about our Executive Officers
The following section sets forth certain information regarding the executive officers of Federated Hermes as of February 25, 2022:

Name	Position	Age
J. Christopher Donahue	President, Chief Executive Officer, Chairman and Director of Federated Hermes, Inc.	72

Gordon J. Ceresino	Vice Chairman of Federated Hermes, Inc., Chairman, Director and President of Federated International Securities Corp. and Vice Chairman of Federated MDTA, LLC	64

Thomas R. Donahue	Vice President, Treasurer, Chief Financial Officer and Director of Federated Hermes, Inc. and President of FII Holdings, Inc.	63

Dolores D. Dudiak	Vice President, Director of Human Resources of Federated Hermes, Inc.	63

John B. Fisher	Vice President and Director of Federated Hermes, Inc. and President and Chief Executive Officer of Federated Advisory Companies*	65

Peter J. Germain	Executive Vice President, Chief Legal Officer and Secretary of Federated Hermes, Inc.	62

Richard A. Novak	Vice President, Assistant Treasurer and Principal Accounting Officer of Federated Hermes, Inc.	58

Saker A. Nusseibeh	Chief Executive Officer, Hermes Fund Managers Limited	60

Paul A. Uhlman	Vice President of Federated Hermes, Inc. and President of Federated Securities Corp.	55

Stephen P. Van Meter	Vice President and Chief Compliance Officer of Federated Hermes, Inc.	46
*    Federated Advisory Companies include the following: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Federated Investment Counseling, Federated Investment Management Company and Federated MDTA LLC, each wholly owned by Federated Hermes.
Mr. J. Christopher Donahue has served as director, President and Chief Executive Officer of Federated Hermes since 1998 and was elected as Chairman effective April 2016. He also serves as a director, trustee or officer of various Federated Hermes subsidiaries. He is President of 30 investment companies managed by subsidiaries of Federated Hermes. He is also director or trustee of 33 investment companies managed by subsidiaries of Federated Hermes. Mr. Donahue is the brother of Thomas R. Donahue who serves as Vice President, Treasurer, Chief Financial Officer and director of Federated Hermes.
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
Mr. Thomas R. Donahue has served as Vice President, Treasurer and Chief Financial Officer of Federated Hermes since 1998. He previously served as a member of the Board from May 1998 to April 2004 and was re-elected to the Board in April 2016. He also serves as an Assistant Secretary of Federated Hermes and is a director and President of FII Holdings, Inc., a wholly-owned subsidiary of Federated Hermes. He serves as a director of Hermes Fund Managers Limited. He also serves as a director, trustee or officer of various other Federated Hermes subsidiaries. He is also a director or trustee of seven investment companies managed by subsidiaries of Federated Hermes. Mr. Donahue is the brother of J. Christopher Donahue who serves as President, Chief Executive Officer, Chairman and director of Federated Hermes.
Ms. Dolores D. Dudiak has served as Vice President of Federated Hermes, Inc. since February 2021. She has served as Director, Human Resources since November 1997. She also has served as an officer of various Federated Hermes, Inc. subsidiaries since 1994, holding the title Senior Vice President since July 2002. In these capacities, she is responsible for the Human Resources Department at Federated Hermes, Inc., including Total Compensation Management, Employment Services/Employee Relations, Organization Development, and Human Resources Information Management, as well as the company's response to the Pandemic.

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
Mr. Peter J. Germain has served as Executive Vice President, Chief Legal Officer and Secretary of Federated Hermes since October 2017, as General Counsel from January 2005 through June 2021 and Vice President of Federated Hermes since January 2005. In his capacity as Chief Legal Officer, he oversees the delivery of legal, compliance, internal audit and risk management services to Federated Hermes and its affiliates. He also serves as a director, trustee or officer of various Federated Hermes subsidiaries. Mr. Germain also serves as Chief Legal Officer, Executive Vice President and Secretary of 33 investment companies managed by subsidiaries of Federated Hermes.
Mr. Richard A. Novak has served as Vice President, Assistant Treasurer and Principal Accounting Officer of Federated Hermes since April 2013. Prior to that time, he served as Fund Treasurer of Federated Hermes' U.S.-based mutual funds beginning in 2006 and served as the Controller of Federated Hermes from 1997 through 2005. He serves as a director of Hermes Fund Managers Limited. He also serves as director or officer for various subsidiaries of Federated Hermes. Mr. Novak is a Certified Public Accountant.
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
Mr. Paul A. Uhlman has served as Vice President of Federated Hermes, and President and a director of Federated Securities Corp., a wholly-owned subsidiary of Federated Hermes, since June 2016. He is also a director, trustee or officer of certain subsidiaries of Federated Hermes. As President of Federated Securities Corp., he is responsible for the marketing and sales efforts of Federated Hermes. He had previously served as a Vice President of Federated Securities Corp. from 1995 through 2010, and most recently served as Executive Vice President of Federated Securities Corp. since 2010. Mr. Uhlman also held the position of National Sales Director, Institutional Sales, from 2007 through June 2016.
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
Other Information
All references to the Notes to the Consolidated Financial Statements in this Form 10-K refer to those in Item 8 - Financial Statements and Supplementary Data (Consolidated Financial Statements). All other information required by this Item is contained in Note (4) to the Consolidated Financial Statements.
All cross-references between Items in this 10-K are considered to be incorporated into the Item containing the cross-reference.

ITEM 1A – RISK FACTORS
As an investment manager, risk is an inherent part of Federated Hermes' business. U.S., UK and other global financial/securities, capital, commodities, currency, real estate, credit, and other markets (collectively, as applicable, markets), by their nature, are prone to uncertainty and subject participants to a variety of risks. If any of the following risks actually arise, Federated Hermes' Financial Condition could be materially adversely affected. The risks described below are not the only risks to Federated Hermes' business. Additional risks not presently known to Federated Hermes or that are currently considered immaterial can also adversely affect its Financial Condition.
Specific Risk Factors
Risks Related to Federated Hermes' Investment Management Business
Potential Adverse Effects of a Material Concentration in Revenue. At any point in time, a significant portion of Federated Hermes' total AUM or revenue can be attributable to one or more of its products or strategies, or asset classes, or one or more customers with whom it has a relationship. See Note (4) to the Consolidated Financial Statements for information on material concentrations in Federated Hermes' revenue. A significant and prolonged decline in the AUM of a product, strategy, or asset class with a material concentration could have a material adverse effect on Federated Hermes' future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these products, strategies, and assets. Likewise, significant negative changes in Federated Hermes' relationship with a customer or shareholder with a material concentration could have a material adverse effect on Federated Hermes' future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this customer or shareholder. A significant change in Federated Hermes' business or a significant reduction in AUM due to Regulatory Developments, market changes, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, non-competitive performance, declines in asset values, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, continuing declining or prolonged periods of low short-term interest rates or negative interest rates or negative yields and resulting fee waivers, investor preferences for deposit products or other Federal Deposit Insurance Corporation (FDIC)-insured products, or exchange-traded funds, index funds or other passive investment products, changes in product fee structures, changes in relationships with customers or other circumstances, could have a material adverse effect on Federated Hermes' Financial Condition.
Potential Adverse Effect of Providing Financial Support to Investment Products. Federated Hermes can, from time to time, elect to provide financial support to its sponsored investment products. Providing such support utilizes capital that would otherwise be available for other corporate purposes. Losses resulting from such support, or failure to have or devote sufficient capital to support products, could have a material adverse effect on Federated Hermes' Financial Condition (including, but not limited to, its reputation).
Risk of Federated Hermes' Money Market Products' Ability to Maintain a Stable Net Asset Value. Approximately 19% of Federated Hermes' total revenue for 2021 was attributable to money market assets. An investment in money market funds is neither insured nor guaranteed by the FDIC or any other government agency. Federated Hermes' retail and government/public debt money market funds, and its private and collective money market funds, seek to maintain a stable or constant NAV. Federated Hermes also offers non-U.S. low volatility money market funds that seek to maintain a constant NAV, but will move to a four-digit NAV if such fund's NAV falls outside of a 20 basis point collar. While stable or constant NAV money market funds seek to maintain a NAV of $1.00 per share, it is also possible to lose money by investing in these funds. Federated Hermes also offers institutional prime or municipal (or tax-exempt) money market funds which transact at a fluctuating NAV that uses four-decimal-places ($1.0000), and a short-term variable NAV non-U.S. money market fund. It is also possible to lose money by investing in these funds. Federated Hermes devotes substantial resources, such as significant credit analysis, consideration of ESG factors and attention to security valuation, in connection with the management of its products and strategies. However, the NAV of an institutional prime or municipal (or tax-exempt) money market fund, or variable NAV fund or, if the above described conditions are met, a low-volatility NAV fund, can fluctuate, and there is no guarantee that a government/public debt or retail (i.e., stable or constant NAV) money market fund, or a low-volatility money market fund, will be able to preserve a stable or constant NAV in the future. Market conditions could lead to a limited supply of money market securities and severe liquidity issues and/or declines in interest rates or additional prolonged periods of low yields in money market products or strategies, and Regulatory Developments could lead to shifts in asset levels and mix, which could impact money market fund NAVs and performance. If the NAV of a Federated Hermes stable or constant NAV money market fund were to decline to less than $1.00 per share, such Federated Hermes money market fund would likely experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated Hermes' Financial Condition. If the fluctuating NAV of an institutional prime or municipal (or tax-exempt) money market fund, or variable NAV money market fund or low volatility money market fund consistently or significantly declines to less than $1.0000 per share, such Federated Hermes money market fund could experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated Hermes' Financial Condition.
Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated Hermes competes in the management and distribution of investment products and strategies (such as the Federated Hermes Funds and Separate Accounts), stewardship services and real estate development services with other fund management companies and investment advisors, national and regional broker/dealers, commercial banks, insurance companies and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated Hermes. Competition is based on various factors, including, among others, business reputation, investment performance, quality of service, engagement, carbon neutrality and other ESG-related commitments and initiatives, the strength and continuity of management and selling relationships, distribution services offered, technological innovation (e.g., the use of financial technology, artificial intelligence, natural language processing, digital client engagement tools, and data science in managing and distributing products and strategies), the ability to generate, validate and publish accurate reports in a timely manner, the ability to offer customers and shareholders 24/7 access to their funds, the type (e.g., passive- versus actively-managed, fund versus FDIC-insured deposits) and range of products and strategies offered, fees charged, customer or shareholder preferences and geopolitical developments. As with any highly competitive market, competitive pricing structures are important. If competitors charge lower fees for similar products or strategies, Federated Hermes has reduced, or could further reduce, the fees on its own products or strategies (either directly on a gross basis or on a net basis through fee waivers) for competitive purposes in order to retain or attract customers and shareholders. Increased competition also can require changes in Federated Hermes' business strategy or model, products (e.g., launching ETFs and creating a philanthropic share class), investment strategies, operational strategies, ESG strategies and human resource management strategies to respond to competition from existing and new market innovations and competitors, which can increase expenses and create the risk that such changes will not be successful or implemented properly, or that Federated Hermes will not achieve its long-term strategic objectives. Such fee reductions, changes in business models or strategies, or other effects of competition, or failures to adequately adjust business practices, products, or services to meet competition, could have a material adverse effect on Federated Hermes' Financial Condition.
Many of Federated Hermes' products and strategies are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated Hermes' managed assets, particularly money market, fixed-income, and alternative/private markets assets, are held by institutional investors. If the structure of institutional investment products, such as money market funds, changes or becomes disfavored by institutions, whether due to regulatory or market changes, competing products (such as insured deposit products or non-transparent, actively managed ETFs) or otherwise, Federated Hermes could be unable to retain or grow its share of this market and this could adversely affect Federated Hermes' future profitability and have a material adverse effect on Federated Hermes' Financial Condition. Certain of Federated Hermes' products and strategies also can be impact oriented and might not be suitable investments for certain fiduciary customers in the U.S. without obtaining appropriate consent. This can limit Federated Hermes' ability to market or grow assets and this could adversely affect Federated Hermes' future profitability and affect, potentially in a material way, Federated Hermes' Financial Condition.
A significant portion of Federated Hermes' revenue is derived from providing products and strategies to the U.S. Financial Intermediary market, comprising over 11,000 institutions and intermediaries. Its future profitability will be adversely affected if it is unable to retain or grow its share of this market and could also be adversely affected by consolidations in the banking and securities industries, as Regulatory Developments impact its customers and shareholders.
Potential Adverse Effects of Changes in Federated Hermes' Distribution Channels. Federated Hermes acts as a wholesaler of investment products and strategies to its customers, including, for example, banks, broker/dealers, registered investment advisors and other financial planners. It also sells investment products and strategies, and stewardship services and real estate development services, directly to corporations, institutions, government agencies, and other customers. There can be no assurance that any product diversification efforts (whether to Federated Hermes' fund line-up or geographically), ESG positioning or investments in data and analytics to bolster Federated Hermes' distribution efforts will be successful. There also can be no assurance that Federated Hermes will continue to have access to any customer that currently distributes its products and strategies, that its relationship with any one or more such customers will continue over time or on existing economic terms, or that its sales or distribution efforts will achieve any particular level of success. The impact of Voluntary Yield-related Fee Waivers, other waivers for competitive purposes, and related reductions in distribution expense can vary depending upon, among other variables, changes in distribution models, changes in such customers' distribution fee arrangements, changes in customer or shareholder relationships and changes in the extent to which the impact of the waivers is shared by one or more customers. In addition, exclusive of the impacts of waivers and related reductions in distribution expense, Federated Hermes has experienced decreases in the cost of distribution as a percentage of total fund revenue from 32% in 2020 to 31% in 2021. As interest rates increase, Federated Hermes expects such costs to increase in total due to asset growth and per dollar of revenue earned due to the competitive pressures of the investment management business. Higher distribution costs reduce Federated Hermes' operating and net income.
Potential Adverse Effects of Declines in the Amount of or Changes in the Mix of Assets under Management. A significant portion of Federated Hermes' revenue is derived from investment advisory fees, which are typically based on the value of managed assets and vary with the type of asset being managed, with higher fees generally earned on equity and multi-asset products and strategies than on fixed-income, alternative/private markets and money market products and strategies. Federated Hermes also can earn performance fees or carried interest on certain products and types of assets. Mutual fund and other fund products generally have higher advisory fees than Separate Accounts. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size or structure of the customer or shareholder relationship. Consequently, significant fluctuations in the number of shareholders or customers of Federated Hermes' products and strategies, the value of securities or other investments held by, or the level of subscriptions to or redemptions from, the products or strategies advised by its advisory subsidiaries and overall asset mix among products and strategies, can materially affect AUM and thus Federated Hermes' revenue, profitability, and growth. Similarly, changes in Federated Hermes' average asset mix across products, strategies or asset types have a direct impact on Federated Hermes' revenue and profitability. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income, and alternative/private markets funds. A significant portion of Federated Hermes' managed assets is in investment products or strategies that permit investors to redeem or withdraw their investment at any time. Capacity constraints, where the size of AUM in a particular product, strategy or asset class make it more difficult to trade efficiently in the market, can result in certain products, strategies, or asset classes being partially or fully closed to new investments, which can result in redemptions or a reallocation of assets to other products, strategies, or asset classes. Additionally, changing market conditions can cause a shift in Federated Hermes' asset mix towards money market and fixed-income products or strategies, and Regulatory Developments can cause a shift between money market fund products or from money market funds to other products. Each of the above factors can cause a decline in or otherwise affect, potentially in a material way, Federated Hermes' Financial Condition.
Impairment Risk. At December 31, 2021, Federated Hermes had intangible assets including goodwill totaling $1.3 billion on its Consolidated Balance Sheets, the vast majority of which represents assets capitalized in connection with Federated Hermes' acquisitions and business combinations. Federated Hermes might not realize the value of these assets. Management performs a review of the carrying values of goodwill and indefinite-lived intangible assets annually or when indicators of potential impairment exist and periodically reviews the carrying values of all other assets to determine whether events and circumstances indicate that an impairment in value has occurred. A variety of factors could cause the carrying value of an asset to become impaired. For example, the value of an asset could be impacted if, among other factors, projected future revenue streams are reduced due to lower managed assets or revenue is subject to claw back provisions. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a noncash charge which would adversely affect Federated Hermes' financial position and results of operations for the period.
Potential Adverse Effects of Termination or Failure to Renew Advisory Agreements. A substantial majority of Federated Hermes' revenues are derived from investment advisory agreements with Federated Hermes Funds (and to a lesser extent, sub-advised mutual funds) registered under the 1940 Act that are terminable upon 60 days' notice. In addition, each such investment advisory agreement must be approved and renewed annually by each mutual fund's board of directors or trustees, including independent members of the board, or its shareholders, as required by law. Failure to renew, changes resulting in lower fees under, or termination of, certain or a significant number of, these agreements could have a material adverse impact on Federated Hermes' Financial Condition. As required by the 1940 Act, each investment advisory agreement with a mutual fund automatically terminates upon its assignment, although new investment advisory agreements can be approved by the mutual fund's directors or trustees and, as required by law, shareholders. A sale or other transfer of a sufficient number of shares of Federated Hermes' voting securities to transfer control of Federated Hermes could be deemed an assignment in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and can adversely affect Federated Hermes' ability to realize the value of these agreements. Federated Hermes' investment advisory agreements for such Separate Accounts that are not investment companies subject to the 1940 Act are generally terminable upon notice to Federated Hermes (or, in certain cases, after a 30-day, 60-day or other notice period). As required by the Advisers Act, investment advisory agreements for Separate Accounts also provide that consent is required from customers before the agreements can be assigned. An assignment, actual or constructive, also will trigger these consent requirements and can adversely affect Federated Hermes' ability to realize the value of these agreements. Regarding the investment advisory agreements with non-U.S. registered Federated Hermes Funds, shareholder notice or consent can be required if, after an investment advisory agreement is entered into, there are changes to fees, and such investment advisory agreements are generally terminable for any reason, without cause, after a 30-day to 90-day (or other) notice period. Customer consent to amend investment advisory agreements for non-U.S. Separate Accounts can be required for amendments to such agreements, and such agreements also are generally terminable for any reason, without cause, after a 30-day to 90-day (or other) notice period.
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
Risks Related to Interest Rates and Investment Performance
Potential Adverse Effects of Low Short-Term Interest Rates. In March 2020, in response to disrupted economic activity as a result of the Pandemic, the FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Beginning in the first quarter 2020, Federated Hermes began to waive fees in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers). These waivers have been partially offset by related reductions in distribution expense as a result of Federated Hermes' mutual understanding and agreement with third-party intermediary customers to share the impact of the Voluntary Yield-related Fee Waivers. See Item 1A - Risk Factors - Specific Risk Factors - Risks Related to Federated Hermes' Investment Management Business - Potential Adverse Effects of Increased Competition in the Investment Management Business for information on competitive waivers currently being implemented by Federated Hermes, other than the Voluntary Yield-related Fee Waivers.
Voluntary Yield-related Fee Waivers are calculated as a percentage of AUM in certain money market funds and thus can vary depending upon the asset levels and mix in such funds. While the level of fee waivers are impacted by various factors, as an isolated variable, increases in short-term interest rates that result in higher yields on securities purchased in money market funds would likely reduce the negative pre-tax impact of these waivers. Also, as an isolated variable, a further decrease in short-term interest rates that results in lower or negative yields on securities purchased in money market funds generally would increase these fee waivers for certain money market funds and the negative pre-tax impact of these waivers. In that case, Federated Hermes could be required to implement structural changes to certain money market funds and incur additional expenses associated with implementing such changes. Moreover, at this time, while representatives of the Fed have signaled that the FOMC will start raising U.S. interest rates in March 2022 to address inflation, any corresponding increases in yields and resulting decreases in fee waivers would be uncertain and not directly proportional. In addition, the level and actual amount of fee waivers, and the resulting negative impact of these fee waivers, are contingent on a number of variables, including, but not limited to, changes in assets within the money market funds, changes in yields available for purchase by such funds, changes due to the level of government stimulus programs which could result in the issuance of additional Treasury debt instruments, actions by the FOMC, the U.S. Department of Treasury, the SEC, the FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market assets, changes in customer or shareholder relationships, changes in money market product structures and offerings, demand for competing products, changes in the distribution fee arrangements with third parties, Federated Hermes' willingness to continue the Voluntary Yield-related Fee Waivers and changes in the extent to which the impact of the waivers is shared by third parties. In any given period, a combination of these variables impacts the amount of Voluntary Yield-related Fee Waivers. Given the variables involved, the actual amount and resulting negative impact of future fee waivers, if any, could vary significantly from period to period.
With regard to asset mix, changes in the relative amount of assets in prime and government money market funds (or between such funds and other money market funds or other products), as well as the mix among certain share classes that vary in pricing structure, can impact the level of fee waivers. Generally, prime funds will waive less than government funds due to higher gross yields on their underlying investments. As such, as an isolated variable, an increase in the relative proportion of average managed assets invested in prime funds as compared to total average money market fund assets should typically result in lower Voluntary Yield-related Fee Waivers. The opposite would also be true.
For the year ended December 31, 2021, Voluntary Yield-related Fee Waivers totaled $420.3 million. These fee waivers were partially offset by related reductions in distribution expenses of $277.1 million, such that the net negative pre-tax impact to Federated Hermes was $143.2 million. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for information on management's expectations regarding fee waivers in the first quarter 2022. The duration, level, and impact of a further decline in interest rates and/or future Voluntary Yield-related Fee Waivers could have a material adverse effect on Federated Hermes' Financial Condition.
Potential Adverse Effects of Rising Interest Rates. Increases in interest rates could also have an adverse effect on Federated Hermes' revenue from money market, fixed-income, alternative/private markets and other products and strategies. The value of equity securities (such as dividend-paying equity securities) also can rise and fall in response to changes in interest rates. In a rising short-term interest rate environment, certain investors using money market products and strategies or other short-duration fixed-income products and strategies for cash management purposes can shift these investments to direct investments in comparable instruments in order to realize higher yields. In addition, rising interest rates will tend to reduce the fair value of securities held in various investment products and strategies. Rising interest rates can also impact demand for and cost to finance real estate and impact the value of and returns on real estate and other alternative products and strategies. Among other potential adverse effects, rising interest rates can result in decreased liquidity, inflation and decreased affordability, changes in investor preferences, higher costs for borrowings, and increased volatility, and could negatively impact the performance of Federated Hermes' products and strategies and Federated Hermes' revenue. Management cannot estimate the impact of rising interest rates (including, for example, on Federated Hermes' revenue), but such impact could have a material adverse effect on Federated Hermes' Financial Condition.
Potential Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on the performance of Federated Hermes Funds, Separate Accounts, or other investment portfolios relative to market conditions and the performance of competing products and strategies. Investment performance also depends on the quality of investment selection, proper valuation of investments, liquidity management, and the performance of the portfolio companies and other investments in which Federated Hermes', shareholders' and customers' assets are invested. The value and performance of the portfolio companies in which Federated Hermes', shareholders' and customers' assets are invested also may be adversely impacted, potentially in a material way, by climate, social, environmental, governance, and geopolitical changes, or other factors, which, in turn, can adversely impact Federated Hermes' and its products' and strategies' performance. Good performance generally assists retention and growth of AUM, resulting in additional revenues. Good performance can also result in performance fees or carried interest being earned on certain products. Conversely, poor performance, or the failure to meet product or strategy investment objectives and policies, tends to have the opposite effect. There can be no guarantee that any product or strategy, or underlying investment, will be successful or have good performance. A product or strategy being, or becoming, an unsuitable product or strategy for a customer or shareholder, whether due to changes in investment objectives or otherwise, also tends to result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. For certain products or strategies, failure to integrate and apply acceptable ESG standards, carbon neutrality or climate change strategies, or sustainability or responsible investment principles, can be considered in determining, or result in, poor performance, and result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. The failure to earn performance fees, carried interest and/or other fees results in a corresponding decrease in revenues to Federated Hermes. Poor performance could, therefore, have a material adverse effect on Federated Hermes' Financial Condition (including, but not limited to, business prospects). Market conditions, such as volatility, illiquidity and rising or falling interest rates, among other conditions, can adversely affect the performance of certain quantitative or other investment strategies or certain products, asset classes or sectors. Limitations imposed by certain customers, trade agreements, and government-imposed restrictions, such as those on investments in certain countries or companies, can limit investment opportunities and negatively affect performance. Performance also can be adversely affected by inferior security selection, human error, government or issuer financial constraints, climate change that impacts portfolio company performance, the Pandemic and other factors. The effects of poor performance on Federated Hermes could be magnified where assets, customers or shareholders are concentrated in certain strategies, products, asset classes or sectors. Changes in foreign currency exchange rates and poor performance of investments made by Federated Hermes, or derivatives (including, for example, hedges or forward contracts) or other financial transactions entered into by Federated Hermes, can result in investment or capital losses and also can materially adversely affect Federated Hermes' Financial Condition.
Risk Related to Federated Hermes' Corporate Structure
Status as a Controlled Company. Federated Hermes has two classes of common stock: Class A, which has voting power; and Class B, which is non-voting except in certain limited circumstances. All of the outstanding shares of Class A common stock are held by the Voting Shares Irrevocable Trust for the benefit of certain members of the Donahue family. The three trustees of this trust are Federated Hermes' President and Chief Executive Officer and Chairman of the Board, J. Christopher Donahue, his brother, Thomas R. Donahue, Federated Hermes' Vice President, Treasurer and Chief Financial Officer and a director, and their mother, Rhodora J. Donahue. Accordingly, Federated Hermes qualifies as a "controlled company" under Section 303A of the New York Stock Exchange (NYSE) Listed Company Manual. As a controlled company, Federated Hermes qualifies for and relies upon exemptions from several NYSE corporate governance requirements, including requirements that: (1) a majority of the board of directors consists of independent directors; and (2) the entity maintains a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. As a result, Federated Hermes' board does not have a majority of independent directors nor does it maintain a nominating/corporate governance committee. Federated Hermes is also exempt as a "controlled company" from certain additional independence requirements and responsibilities regarding compensation advisors applicable to Compensation Committee members. While Federated Hermes believes its dual-class structure is appropriate and benefits its shareholders, and should be a factor taken into account by shareholders when investing in Federated Hermes, as a company with a dual-class structure, Federated Hermes can be excluded from certain financial indexes, which could result in decreased investments in Class B common stock and adversely affect its stock price.
General Risk Factors
Economic and Market Risks
Potential Adverse Effects of a Decline or Disruption in the Economy or Markets. Economic or market downturns, disruptions, or other conditions (domestic or international) can cause volatility, illiquidity, and other potential adverse effects in the markets. Such conditions also can adversely affect, potentially in a material way, the supply of investments, such as money market or municipal (tax-exempt) securities and the profitability and performance of, demand for and investor confidence in investment products, strategies, and services, including those of Federated Hermes. Such economic or market downturns, disruptions or other conditions can include, for example, disruptions in the markets, defaults or poor performance in certain sectors of the economy, changes in the levels of consumer spending and personal savings, unemployment, excessive corporate debt levels, increased personal, business or government/municipality bankruptcies, supply chain disruptions, the commencement, continuation or ending of government policies and reforms, stimulus programs, and other market-related actions, quantitative easing or tightening or other changes in monetary policy, central bank changes in risk perception or activism through continued, increased or decreased ownership, exchange, cancellation or issuance of debt or other means, increased regulation or a slower or faster pace for new regulation or deregulation, increases or decreases in interest rates, changes in oil prices or other changes in commodity markets or prices, changes in currency values, changes in property values and financial costs, or exchange rates or currency abandonment, inflation, deflation, or stagflation, index changes, widening bid/ask spreads, changes in the allocation of capital to market-making, restructuring of government-sponsored entities, imposition of economic sanctions or government-imposed investment restrictions, trade friction or trade wars and increased trade tariffs, economic or political weakness, political turmoil, geopolitical tensions (such as between the U.S. and both Russia and China) or military escalation or other instability in certain countries or regions, technology-related or cyber-attacks or incidents, terrorism, climate change, the prospects for or concerns about any of the foregoing factors or events, or other factors or events that affect the markets. Each of the above factors, among others, can cause or contribute to economic or market downturns, disruptions or other conditions and their potentially adverse effects. In addition, Federated Hermes' products and strategies, and their investments, can be adversely affected, potentially in a material way, by changes in U.S., UK, EU or other markets, downgrades of U.S., UK or other countries' credit ratings, the U.S. debt limit or other developments in the U.S., UK, and other countries as well as by actual or potential deterioration in international sovereign or other market conditions.
At December 31, 2021, Federated Hermes' liquid assets of $492.7 million included investments in certain money market and fluctuating NAV Federated Hermes Funds that can have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes and its money market and other Federated Hermes Funds also interact with various other financial industry participants, such as counterparties, broker/dealers, banks, clearing organizations, other investment products, customers, and shareholders, as a result of operations, trading, distribution, and other relationships. As a result, Federated Hermes' Financial Condition (including, but not limited to, its reputation) could be adversely affected by the creditworthiness or financial soundness of other financial industry participants, particularly in times of stress or disruption. There can be no assurance that any potential losses realized as a result of these exposures will not have a material adverse effect on Federated Hermes' Financial Condition (including, but not limited to, its reputation).
The ability of Federated Hermes to compete and sustain asset and revenue growth is dependent, in part, on the relative attractiveness of the types of investment products and strategies it offers and their investment performance under prevailing market conditions. Adverse market conditions or other events also could impact Federated Hermes' customers and shareholders. In the event of extreme circumstances, such as economic, political, or business crises, Federated Hermes' products and strategies can suffer significant net redemptions in AUM causing severe liquidity issues in its short-term, fixed-income or certain other investment products and strategies and declines in the value of and returns on AUM, all of which could cause material adverse effects on Federated Hermes' Financial Condition (including, but not limited to, its reputation).

Custody, depository, and portfolio accounting services for the Federated Hermes Funds generally are outsourced to third-party financial institutions. Accounting records for the Federated Hermes Funds are maintained by these service providers. These service providers, or other service providers of Federated Hermes and its products, customers, or shareholders, could also be adversely affected by the adverse market conditions described above. It is not possible to predict the extent to which the services or products Federated Hermes or its products receive from such service providers would be interrupted or affected by such situations. Accordingly, there can be no assurance that a potential service interruption or Federated Hermes' ability to find a suitable replacement would not have a material adverse effect on Federated Hermes' Financial Condition (including, but not limited to, its reputation).
No Assurance of Access to Sufficient Liquidity or Capital. From time to time, like other companies, Federated Hermes' operations (including corporate initiatives, such as stock repurchases, acquisitions and other corporate actions) can require more cash than is available from operations. In these circumstances, it can be necessary to borrow from lending facilities or to raise capital by securing new debt or by selling Federated Hermes equity or debt securities. Certain subsidiaries of Federated Hermes, such as its non-U.S. subsidiaries, also can be required to maintain a specified level of regulatory capital. Federated Hermes' ability to raise additional capital in the future will be affected by several factors including, for example, its creditworthiness and the market value of its common stock, as well as interest rates and general market conditions. There can be no assurance that Federated Hermes will be able to obtain or maintain necessary capital or obtain these funds and financing on acceptable terms, if at all. If Federated Hermes cannot obtain or maintain necessary capital or obtain such funds and financing, it could have a material adverse effect on Federated Hermes' Financial Condition. If a Federated Hermes Fund requires liquidity to meet shareholder redemptions or for other reasons, there also can be no assurance that such Federated Hermes Fund will be able to access any available line of credit, rely on inter-fund lending arrangements or access other sources of liquidity on acceptable terms, if any at all, and, if such a Federated Hermes Fund cannot obtain sufficient liquidity, it could have a material adverse effect on such Federated Hermes Fund, result in redemptions and a corresponding reduction in Federated Hermes' AUM and Federated Hermes' revenue. While not obligated, if Federated Hermes decides to provide credit support to a Federated Hermes Fund, Federated Hermes' liquidity and income could be adversely impacted. These factors could have a material adverse effect on Federated Hermes' Financial Condition.
Regulatory and Legal Risks
Potential Adverse Effects of Changes in Laws, Regulations and Other Rules. Like other companies, Federated Hermes and its investment management business are (and any new business line commenced or acquired by Federated Hermes would be) subject to extensive regulation both within and outside the U.S. Federated Hermes and its products (such as the Federated Hermes Funds) and strategies are subject to: federal securities laws, principally the 1933 Act, the 1934 Act, the 1940 Act and the Advisers Act; state laws regarding securities fraud and registration; and regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges, both domestically and internationally, including, but not limited to, the SEC, FINRA, FCA, CBI and NYSE. From time to time, applicable securities laws can be amended substantially.
Federated Hermes and its domestic products and strategies, and any non-U.S. products and strategies to the extent offered in the U.S., continue to be primarily regulated by the SEC. Federated Hermes, and certain Federated Hermes Funds, are also subject to regulation by the U.S. Commodity Futures Trading Commission (CFTC) and the National Futures Association (NFA) due to their investment in futures, swaps or certain other commodity interests in more than de minimis amounts. In addition, during the past several years, regulators, self-regulatory organizations, or exchanges, such as the SEC, FINRA, CFTC, NFA, NYSE and state or local governments and regulators, have adopted, and could adopt, other regulations, rules and amendments that have increased Federated Hermes' operating expenses and affected the conduct of its business, as well as Federated Hermes' AUM, revenues, and operating income, and could continue to do so. Federated Hermes' business is affected by laws, regulations, and regulatory authorities that impact the manner in which Federated Hermes' products are structured, distributed, provided, or sold. Federated Hermes and its products and strategies also are affected by certain other laws and regulations governing banks, other financial institutions, intermediaries, or real estate. The fourth quarter of 2021 saw an uptick in proposed regulations issued by the SEC and other regulators, and the market turmoil in March 2020 as a result of the Pandemic has brought a renewed focus on additional money market fund reforms.
Federated Hermes' and its products' activities outside of the U.S. are subject to foreign laws and regulations, which are promulgated or amended from time to time, by foreign regulatory or other authorities, such as the FCA for London-based operations, the CBI for Dublin-based operations, the German Federal Financial Supervisory Authority for Frankfurt-based operations, and the Cayman Island Monetary Authority for Cayman Island products. In addition, Federated Hermes' stewardship services can be impacted by proxy advisor regulations. In addition to existing and potential future regulation, a FTT, particularly if enacted with broad application in the UK or EU, or even the U.S., would be detrimental to Federated Hermes' business. Regulatory reforms stemming from Brexit or other initiatives also can increase volatility in the UK and EU and could be detrimental to Federated Hermes' business, particularly as it expands in the UK and EU.

In addition, the Dodd-Frank Act provides for a systemic risk regulation regime under which it is possible that Federated Hermes, and/or any one or more of its products could be subject to designation as a systemically important financial institution by the FSOC. Similarly, it is possible that the FSB could designate Federated Hermes, and/or one of its products (such as the non-U.S. Federated Hermes Funds), as a non-bank, non-insurance company global systemically important financial institution. Among other potential impacts, any such designation would result in Federated Hermes and/or its products being subject to additional banking regulation and bank-oriented measures and oversight by the Governors or FSB. Any such designation of Federated Hermes or one or more of its products (particularly money market funds) would be detrimental to Federated Hermes' business and could materially and adversely affect Federated Hermes' Financial Condition.
As Federated Hermes' business grows (whether organically or through acquisition, new products, strategies or services being offered, increased market values of assets held by products, expansion into new countries, jurisdictions or markets, or otherwise), Federated Hermes' products, strategies and operations need to comply with applicable laws, rules, regulations, interpretations and government policies, which increases compliance risk and operating expenses, including reporting risks and the costs associated with compliance. Compliance risk and operating expenses also can increase as Federated Hermes continues to expand its use of ESG, sustainability, stewardship or other data inputs or investment techniques in providing its investment products, strategies, and services, and/or offering financial products and other investments, as well as when markets, customer requirements, support models and technology increase in complexity. Federated Hermes has expanded integration of ESG, and related compliance expense is further exacerbated by the increasing spectrum of ESG disclosure requirements that can differ between jurisdictions, countries and markets. Failure to comply with legal and regulatory requirements, or changes to legal and regulatory requirements, whether due to conflicts of interest, breaches of fiduciary duty, trading on the basis of material nonpublic information, other improper conduct by employees or service providers, inadequate processes, procedures and controls, or another cause, can impact market integrity, customer or shareholder outcomes and satisfaction, performance and Federated Hermes' reputation, as well as its compliance with its investment advisory and other agreements, licensing requirements and governance and compliance policies, and result in lost business, fines, penalties or other sanctions. Significant or repeated failures also could change Federated Hermes' regulators' views of, and relationship with, Federated Hermes. Regulators also have undertaken or could undertake examinations, investigations, and/or enforcement actions involving investment management industry participants, such as Federated Hermes and its products. Federated Hermes expends internal and external resources to respond to examinations and investigations, and defend enforcement actions, which increases operating expenses, including professional fees and costs associated with compliance. Management continues to monitor and evaluate the impact of the Regulatory Developments discussed above (and in Item 1- Business - Regulatory Matters) on Federated Hermes' Financial Condition. Among other potential impacts, Regulatory Developments have increased, and could continue to increase, in addition to compliance risks and compliance costs, the costs associated with technology, legal, operations and other efforts to address regulatory-related matters. Regulatory Developments and requirements also have caused, and could continue to cause: (1) certain product line-up, structure, pricing and product development changes; (2) changes in the ability to utilize "soft dollars" to pay for certain research and brokerage services (rather than Federated Hermes paying for such services directly); (3) money market, equity, fixed-income, alternative/private markets and multi-asset products becoming less attractive to institutional and other investors; (4) reductions in the number of Federated Hermes Funds offered by intermediary customers; (5) changes in fees charged, asset flows, levels and mix, and customer or shareholder relationships; and (6) reductions in AUM, revenues and operating profits. For example, certain money market funds or other products or strategies can become less attractive to institutional or other investors, which could result in changes in asset mix and reductions in AUM, revenues, and operating income. The renewed focus on additional money market fund regulation increases this risk.
On a cumulative basis, Federated Hermes' regulatory, product development and restructuring, and other efforts in response to Regulatory Developments, including the internal and external resources dedicated to such efforts, have had, and could continue to have, a material impact on Federated Hermes' expenses and, in turn, Financial Condition. There is no guarantee that additional money market fund reforms will not result in a shift in asset mix away from institutional prime and municipal (or tax-exempt) money market funds and toward government money market funds. Using mid-December 2021 AUM, management estimates that approximately $8 billion in AUM could shift from institutional prime and municipal (or tax-exempt) money market funds to government money market funds.
Regulatory Developments in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have a material and adverse effect on Federated Hermes' Financial Condition. Given the current regulatory environment, Federated Hermes is unable to fully assess the degree of the impact of adopted or proposed regulations and other Regulatory Developments, and Federated Hermes' efforts related thereto, on its Financial Condition.
Changes in laws, regulations, rules, interpretations, or governmental policies, domestically and abroad, also impact the service providers, intermediaries and other customers, shareholders and other third parties with whom Federated Hermes, and its products, conduct business. For example, provisions of the Dodd-Frank Act or Regulation Best Interest can affect customers'

sale or use of Federated Hermes' products or strategies. Among other potential impacts, these changes are affecting, and could continue to affect, Federated Hermes' arrangements with these customers, and could continue to increase fee pressure, reduce the number of Federated Hermes products and strategies offered by them, cause certain other customers or shareholders to favor passive products over actively managed products, increase respective operating expenses and distribution costs, result in lower AUM, change asset flows, levels and mix, and otherwise affect the conduct of Federated Hermes' or such customers' respective businesses. This resulted, and will likely continue to result, in Federated Hermes or one or more of these third parties seeking to restructure or alter their compensation or other terms of the business arrangements between Federated Hermes or its products and one or more of these third parties. The above factors could have a material adverse impact on Federated Hermes' Financial Condition. For a further discussion of U.S. and international Regulatory Developments that can impact Federated Hermes and its business, products, strategies, and services, see Item 1 - Business - Regulatory Matters.
Federated Hermes' business also has been, and will continue to be impacted by changes in tax laws. For example, the corporate tax rate in the UK was increased from 19% to 25%, effective April 1, 2023. See Note (15) to the Consolidated Financial Statements for additional information. Any repeal of U.S. tax laws that allow exchange traded funds to receive favorable treatment of capital gains could adversely impact Federated Hermes' exchange traded fund business. When tax laws are amended to increase taxes applicable to Federated Hermes, its products, customers, shareholders and service providers, the increased tax expense can have an adverse impact, potentially in a material way, on Federated Hermes' products' and strategies' performance, AUM, and service provider fees, and Federated Hermes' Financial Condition. The failure to properly calculate, report and remit such taxes also could subject Federated Hermes, its products, customers, shareholders and service providers to additional tax liability, fines, and penalties. In addition, various service industries, including, for example, mutual fund service providers, have been, and continue to be, the subject of changes in tax policy that impact their state and local tax liability. Changes that have been adopted or proposed include (1) an expansion of the nature of a service company's activities or services that subject it, or Federated Hermes or its products, to tax in a jurisdiction, (e.g., sales, use or other types of taxes), (2) a change in the methodology by which multi-state companies apportion their income between jurisdictions, and (3) a requirement that affiliated companies calculate their state tax as one combined entity. As adopted changes become effective and additional jurisdictions enact similar changes, among other potential impacts, there could be a material adverse effect on Federated Hermes' tax liability and effective tax rate and, as a result, net income. Various investment products also can be impacted by tax changes, which could have an adverse effect on the products and Federated Hermes' Financial Condition.
Potential Adverse Effects of Litigation, Investigations, Proceedings and Other Claims. Like other companies, Federated Hermes and its products (such as the Federated Hermes Funds) can be subject to regulatory examinations, inquiries, investigations, litigation and other claims and proceedings. Regarding examinations, Federated Hermes and its products are subject to routine, sweep and other examinations, inquiries, investigations, proceedings (administrative, regulatory, civil, or otherwise) and other claims by its regulators (regulatory claims). Federated Hermes and its products also can be subject to employee, former employee, customer, shareholder, and other third-party, complaints, proceedings (such as civil litigation) and other claims (business-related claims). Among other factors, as Federated Hermes' business grows (whether organically or through acquisition, growth in AUM, or new products, strategies or services being offered, or otherwise), the attention and resources devoted to compliance, and the possibility of noncompliance, can increase. The attention and resources devoted to compliance, and the possibility of noncompliance, also can increase as Federated Hermes expands its use of ESG, sustainability, stewardship or other data inputs or investment techniques in providing its investment products, strategies, and services, enters new countries, jurisdictions, or markets, and offers financial products and other investments, as well as when markets, customer requirements, support models and technology increase in complexity. Federated Hermes has business-related claims asserted and threatened against it, and Federated Hermes and its products are subject to certain regulatory claims (such as routine and sweep examinations and other inquiries), in the ordinary course of business. In addition, Federated Hermes and its products can be subject to business-related claims, claims related to Federated Hermes sponsorship or management of, or inclusion of proprietary products in, its 401(k) plan or other benefit plans, and administrative, regulatory, or civil investigations and proceedings or other regulatory claims, outside of the ordinary course of business. Federated Hermes cannot assess or predict whether, when or what types of business-related claims, fiduciary claims or regulatory claims (collectively, claims) could be threatened or asserted, the types or amounts of damages or other remedies that could be sought (which can be material when threatened or asserted), whether claims that have been threatened will become formal asserted pending investigations, proceedings or litigation, whether claims ultimately will be successful (whether through settlement or adjudication), entirely or in part, or whether or not any such claims are threatened or asserted in or outside the ordinary course of business. Federated Hermes can initially be unable to accurately assess a claim's impact. Given that the outcome of any claim is inherently unpredictable and uncertain, a result can arise from time to time that adversely impacts, potentially in a material way, Federated Hermes' Financial Condition (including, but not limited to, its reputation). In certain circumstances, insurance coverage might not be available or deductible amounts might not be exceeded, and Federated Hermes, and/or its products or strategies (including the Federated Hermes Funds or Separate Accounts), could have to bear the costs related to claims or any losses or other liabilities resulting from any such matters, or from the operation of Federated Hermes' business, products, strategies, and services.
Risks Related to Auditor Independence. Public companies, such as Federated Hermes, utilize the audit services of a registered public accounting firm (Accounting Firm) to audit or review their financial statements included in certain public filings, such as their Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. The Accounting Firm is required to make a determination that such firm satisfies certain independence requirements under applicable securities laws. For example, in the U.S., Rule 2-01(c)(1)(ii)(A) of Regulation S-X (Loan Rule) prohibits Accounting Firms, or covered person professionals within the firms, from having certain financial relationships with their audit clients and affiliated entities. Rule 2-01(c)(1)(i)(A) of Regulation S-X (Investment Rule) also prohibits the Accounting Firm, or covered person professionals and their immediate family members, from having certain direct investments in audit clients and affiliated entities. Due to acquisitions that result in inadvertent investments in the audit client or funds or other products that it or its affiliates manage, or other circumstances, an Accounting Firm can violate the Investment Rule and be required to timely and appropriately remedy such violation such that the audit client can make a determination that it continues to believe that the Accounting Firm has the ability to exercise objective and impartial judgment on all issues encompassed within the Accounting Firm's audit and review services.
Like other public companies, there is a risk that activities or relationships of the Accounting Firm engaged by Federated Hermes, or such firm's partners or employees, can prevent a determination from being made that such firm satisfies such independence requirements with respect to Federated Hermes, which could render such firm ineligible to serve as Federated Hermes' independent Accounting Firm. Certain Federated Hermes Funds also utilize the Accounting Firm engaged by Federated Hermes. Since Federated Hermes' independent Accounting Firm, like the Accounting Firms of many other public companies that sponsor and advise investment funds, acts in a similar capacity to several Federated Hermes Funds, if a determination cannot be made that the Accounting Firm satisfies the independence requirements with respect to an applicable Federated Hermes Fund, the Accounting Firm also could be prevented from making a determination that it satisfies the independence requirements with respect to Federated Hermes, since Federated Hermes is an affiliate (i.e., the ultimate parent company) of the investment advisor to the relevant Federated Hermes Fund.
There can be no assurance that an Accounting Firm will remain eligible to serve as the independent Accounting Firm to Federated Hermes or any Federated Hermes Fund. If it were to be determined that the independence requirements under applicable securities laws were not complied with regarding Federated Hermes, its previously filed Annual Reports on Form 10-K (including financial statements audited by its existing Accounting Firm) and Quarterly Reports on Form 10-Q (including financial statements reviewed by its existing Accounting Firm) might not be considered compliant with the applicable securities laws. If it were to be determined that an Accounting Firm did not comply with the independence requirements, among other things, the financial statements audited by the Accounting Firm and the interim financial statements reviewed by the Accounting Firm could have to be audited and reviewed, respectively, by another independent Accounting Firm, Federated Hermes' eligibility to issue securities under its existing registration statements can be impacted and certain financial reporting and/or other covenants with, and representations and warranties to, Federated Hermes' lenders or debt holders can be impacted. Similar issues would arise for a Federated Hermes Fund for which Federated Hermes' Accounting Firm (or another Accounting Firm) serves as such Federated Hermes Fund's independent Accounting Firm if it were to be determined that Federated Hermes' Accounting Firm (or such other Accounting Firm) was not in compliance with the independence requirements under applicable securities laws, with respect to such Federated Hermes Fund. In either case, such events could have a material adverse effect on Federated Hermes' Financial Condition.
Operations-Related Risks
Operational Risks. Like other companies, Federated Hermes' products, business and operations are supported internally and through management of relationships, including, for example, outsourcing relationships, with various third-party service providers, both domestically and internationally. In turn, service providers' operations rely on additional relationships with other third parties. Operational risks include, but are not limited to: improper, inefficient, or unauthorized execution, processing, pricing and/or monitoring of transactions; inadequate, inefficient, inflexible, non-resilient, deficient or non-scalable technology, processes, operating systems, security or other infrastructure, resources or controls; poor performance by internal resources or third party service providers; failure to appropriately attract, retain, train, supervise and promote the wellbeing and resiliency of qualified human capital resources, whether internal or external; failure to perform due diligence on third party service providers (particularly in light of the Pandemic, which has required remote due diligence to be conducted); business disruptions; supply chain disruptions (whether within Federated Hermes or third party); employee turnover (particularly involving executives, management or other key employees); failure to effectively upgrade or patch technology or transition to a "cloud-based" environment; inadequacies or breaches in Federated Hermes', its products' or a service provider's governance policies or internal control processes; unauthorized disclosure or manipulation of, or access to, confidential, proprietary or non-public personal or business information; unauthorized access to accounts, applications or systems; and noncompliance with regulatory requirements, investment mandates and related investment parameters or customer-imposed restrictions. As Federated Hermes' and its relevant service providers' businesses expand or become more complex and require additional scalability or customization, operational risk increases. There is a risk that changes (including upgrades or patches) in operational systems and business processes are not completed correctly, in a controlled manner, in a timely manner or in a manner that achieves intended results. Management relies on its employees, systems, and business continuity plans, and those of relevant service providers, to comply with established procedures, controls, regulatory requirements, investment parameters or customer-imposed restrictions. Breakdown or improper use of systems, human error or improper action by employees or service providers, or noncompliance with regulations or other rules, investment parameters or customer-imposed restrictions, could cause material adverse effects on Federated Hermes' Financial Condition (including, but not limited to, its reputation).
Systems, Technology and Cybersecurity Risks. Like other companies, Federated Hermes utilizes software and related technologies throughout its business, including, for example, both proprietary systems and those provided by outside service providers. Service providers to whom certain services, functions or responsibilities are outsourced by or for, and customers and shareholders of, Federated Hermes and its products, and third parties on which such service providers, customers and shareholders rely, also utilize software and related technologies in their businesses. Federated Hermes continues to increase its investment in systems and technology, including externally hosted or cloud-based systems and technology, and its reliance on third parties, for investment management and trading operations, information and data management and governance, disaster recovery, compliance, and other areas of its business, and is exploring innovative technological solutions and products involving artificial intelligence and financial technology. Unanticipated issues could occur with any software, system or other technology and it is not possible to predict with certainty all of the adverse effects that could result from a failure of Federated Hermes or a third party to address technology or computer system problems. Along with cyber incidents described more fully below, business changes, data or model imprecision, control failures, obsolescence, software or other technology malfunctions, severe weather, natural disaster or other climate conditions, human error, programming inaccuracies and similar or other circumstances or events can impair the performance of systems and technology or render them non-available. Systems and technology risk is increased as Federated Hermes' systems and technology are deployed on an enterprise-wide basis. Accordingly, there can be no assurance that potential system interruptions, other technology-related issues, or the cost necessary to rectify the problems would not have a material adverse effect on Federated Hermes' Financial Condition (including, but not limited to, its reputation and business prospects).
In addition, like other companies, Federated Hermes' business relies on the security and reliability of information and communications technology, systems, and networks. Federated Hermes uses digital technology, including, for example, networked systems, email, and the internet, to conduct business operations and engage products, accounts, customers, employees, shareholders, and relevant service providers, among others. The use of the internet and other electronic media, computers and technology exposes Federated Hermes, its business, products, accounts, customers, employees, shareholders, service providers and other third parties, and their respective operations, to potential risks from frequent cybersecurity attacks, events, or incidents (cyber incidents). For example, Federated Hermes and relevant service providers collect, maintain, and transmit confidential, proprietary, and non-public personal customer, shareholder, business, and employee information (such as in connection with online account access and performing investment, reconciliation, transfer agent, custodian and other recordkeeping and related functions) that can be targeted by cyber incidents. The work-from-home and hybrid work environments necessitated by the Pandemic have increased the risk of cyber incidents given the increase in cyber-attack surface stemming from the use of personal devices and non-office or personal technology. Federated Hermes, as well as its products and certain service providers, also generate, compile and process information for purposes of preparing and making filings or reports to governmental agencies or providing reports or statements to customers or shareholders, and a cyber incident that impacts that information, or the generation and filing processes, can prevent required regulatory filings and reports from being made or reports or statements from being delivered. Cyber incidents involving Federated Hermes or its products or service providers, regulators, or exchanges to which confidential, personally identifiable, or other information is reported or filed also can result in unauthorized disclosure or compromise of, or access to, such information.
Cyber incidents can result from human error or intentional (or deliberate) attacks or unintentional events by insiders (e.g., employees) or third parties, including cybercriminals, competitors, nation-states and "hacktivists," among others. Cyber incidents can include, for example, phishing, credential harvesting or use of stolen access credentials, unauthorized access to systems, networks or devices (for example, through hacking activity), structured query language attacks, infection from or spread of malware, ransomware, computer viruses or other malicious software code, corruption of data, exfiltration of data to malicious sites, the dark web or other locations or threat actors, the use of fraudulent or fake websites, and other attacks (including, but not limited to, denial-of-service attacks on websites), which shut down, disable, slow, impair or otherwise disrupt operations, business processes, technology, connectivity or website or internet access, functionality or performance. In addition to intentional cyber incidents, unintentional cyber incidents can occur (for example, the inadvertent release of confidential or non-public personal information). Changes to Federated Hermes' business, processes, systems, or technology, if not implemented properly, can increase Federated Hermes' vulnerability to cyber incidents.
Like other companies, Federated Hermes has experienced, and will continue to experience, cyber incidents on a daily basis. As of December 31, 2021, cyber incidents have not had a material adverse effect on Federated Hermes' Financial Condition. Cyber incidents can affect, potentially in a material way, Federated Hermes' relationships with its products, accounts, customers, employees, shareholders, relevant service providers and other third parties. A cyber incident can cause Federated Hermes, its business, products, accounts, customers, employees, shareholders or relevant service providers, or other third parties, to lose proprietary, sensitive, confidential or non-public business, product, account, customer, employee, shareholder, or personal information, or intellectual property, suffer data corruption or business interruption, impair data coverage or quality, lose operational capacity (for example, the loss of the ability to process transactions, generate or make filings or deliver reports or statements, calculate NAVs, or allow the transaction of business, or other disruptions to operations), and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber incidents also can result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems. Any cyber incident could cause lost revenues, the occurrence of other financial losses, diminished future cash flows, significant increases in compliance or other costs or expenses (such as costs associated with compliance with cybersecurity laws and regulations, protection, detection, remediation and corrective measures, and credit monitoring for impacted individuals), exposure to increased litigation and legal risks (such as regulatory actions and penalties, and breach of contract or other litigation-related fees and expenses), reputational damage, damage to employee perceptions of the company, damage to competitiveness, stock price and shareholder value, and other negative or adverse impacts. Cyber incidents affecting issuers in which Federated Hermes' or its customers' or shareholders' assets are invested also could cause such investments to lose value. Any of these cyber incidents can become incrementally worse if they were to remain undetected for an extended period of time.
The operating systems of Federated Hermes, and its products, customers, shareholders, and relevant service providers are dependent on the effectiveness of information security policies and procedures (both at Federated Hermes and its service providers) which seek to ensure that such systems are protected from cyber incidents. Federated Hermes has established a committee to oversee Federated Hermes' information security and data governance efforts, and updates on cyber incidents and risks are reviewed with relevant committees, as well as Federated Hermes' Board of Directors (or a committee thereof), on a periodic (generally quarterly) basis (and more frequently when circumstances warrant) as part of risk management oversight responsibilities. Federated Hermes has, and believes its products and its service providers have, established risk management systems that are reasonably designed to seek to reduce the risks associated with cyber incidents. Federated Hermes employs various measures aimed at mitigating cyber risk, including, among others, use of firewalls, system segmentation, system monitoring, virus scanning, periodic penetration testing, employee phishing training and an employee cybersecurity awareness campaign. Among other service provider management efforts, Federated Hermes conducts due diligence on key service providers relating to cybersecurity. However, there is no guarantee that such efforts will be successful, either entirely or partially, as there are limits on Federated Hermes' ability to prevent, detect, or mitigate cyber incidents. Among other reasons, the cybersecurity landscape is constantly evolving, the nature of malicious cyber incidents is becoming increasingly sophisticated and Federated Hermes, and its relevant affiliates and products, cannot control the systems and cybersecurity systems and practices of issuers, relevant service providers or other third parties. Federated Hermes' risk from cyber incidents also can increase as a result of expansion into new markets, jurisdictions or countries, acquisitions, new technology, or previously unexploited vulnerabilities in software or related patches becoming activated (or "weaponized") by hackers.
While Federated Hermes has obtained cyber-insurance, there is no guarantee that a particular incident would be covered by such insurance. In certain circumstances, insurance coverage might not be available or deductible amounts might not be exceeded, and Federated Hermes or its products could have to bear the costs related to claims or any losses or other liabilities resulting from a cyber incident.
While Federated Hermes cannot predict the financial or reputational impact to its business resulting from any cyber incident, depending upon the nature, magnitude and severity of a cyber incident, the occurrence of a cyber incident, or a similar situation or incident, could have a material adverse effect on Federated Hermes' Financial Condition (including, but not limited to, its reputation). The internal and external resources and efforts necessary to implement system and technology upgrades, data governance and cybersecurity policies, procedures and measures, as well as service provider management, have increased, and will continue to increase, Federated Hermes' operating expenses, and can adversely affect, potentially in a material way, Federated Hermes' Financial Condition.

Other General Risks
Recruiting and Retaining Key Personnel (Human Capital Resource Management Risk). Like other industries, the investment management business is highly competitive and experienced professionals have significant career mobility. Federated Hermes' ability to attract or acquire, and motivate and retain, quality personnel has contributed significantly to its growth and success and is important to attracting and retaining customers and shareholders. The market for qualified executives, portfolio managers, analysts, traders, sales representatives, and other key personnel is extremely competitive. The prolonged Pandemic has increased employee stress and fatigue, and placed an emphasis on employee mental wellness. The move to remote and hybrid work environments (including opportunities to work from home at competitors), along with increases in competitor salaries, during the Pandemic has increased competition for quality personnel, increased employee turnover and created job vacancies that have become harder to fill with qualified and experienced personnel. A lack of financial flexibility, regulatory requirements and business performance also are factors in attracting and retaining qualified personnel. There can be no assurance that Federated Hermes will be successful in its efforts to recruit or acquire, and motivate, train and retain, the required personnel. In addition to competing opportunities, personnel elect to pursue other interests for business, personal and other reasons or retire from time to time. The Pandemic, and related work environment changes, including work-from-home and hybrid-working arrangements, can create retention and other human capital resource management risks. Cyber incidents, misconduct or other matters that negatively reflect on Federated Hermes and its reputation also can change employee or prospective employee opinions regarding the company and could affect Federated Hermes' ability to hire or retain employees. Federated Hermes has encouraged the continued retention of its executives and other key personnel through measures such as providing competitive compensation arrangements, a non-discriminatory, diverse, and inclusive work environment, work arrangement flexibility (particularly in light of the Pandemic) and, in certain cases, employment agreements. The loss of any such personnel could have an adverse effect on Federated Hermes. In certain circumstances, the departure of key employees could cause higher redemption rates for certain AUM or the loss of customer or shareholder relationships. Moreover, since certain of Federated Hermes' products and strategies, or customer or shareholder relationships, contribute significantly to its revenues and earnings, the loss of even a small number of key personnel associated with these products or strategies, or customer or shareholder relationships, could have a disproportionate adverse impact, potentially in a material way, on Federated Hermes' Financial Condition. See Item 1 - Business - Human Capital Resource Management for additional information on Federated Hermes' recruiting and retention programs and practices.
No Assurance of Successful Acquisitions. Like other companies, Federated Hermes' business strategy contemplates seeking acquisition candidates. For Federated Hermes, acquisitions generally involve acquisitions of other investment management companies, investment assets and related businesses, both domestically and internationally. There can be no assurance that Federated Hermes will find suitable acquisition candidates at acceptable prices and with an aligned business culture and vision, have sufficient capital resources to realize its acquisition strategy, be successful in entering into definitive acquisition agreements or consummating acquisitions, or successfully collaborating with, or integrating or consolidating, acquired companies or assets into Federated Hermes or its products or strategies. There also can be no assurance that any such acquisitions, if consummated, will not increase organizational stress to unacceptable levels or cause process failures, or will increase value or otherwise prove to be advantageous to Federated Hermes. On the other hand, successful collaboration with, or integration or consolidation of, acquired companies or assets can increase the value of such acquired companies or assets and result in increased contingent deferred payments or other payment obligations for Federated Hermes, which can affect Federated Hermes' Financial Condition.
Potential Adverse Effects of Reputational Harm. Like other companies, any material losses in customer or shareholder confidence in Federated Hermes, its products or strategies, or in the investment management industry as a result of actual or potential regulatory proceedings or litigation, economic or market downturns or disruptions, material errors in public news reports, oppositions to trade mark or other intellectual property registration applications or allegations of trade name, trade mark or other intellectual property infringement or misappropriation, allegations of breaches of fiduciary duty, misconduct or unprofessional, unethical or illegal behavior, improper corporate actions, poor communications with investors or the public via social media or otherwise, abuse of authority, a cyber incident, rumors or inaccurate information being posted on the internet or social media, failure to achieve carbon neutrality, climate change or other public commitments or pledges, failure to implement or accurately disclose ESG strategies or initiatives, controversial tenants in real estate owned or managed by Federated Hermes, fraudulent or fake websites or domain names using Federated Hermes' or a subsidiary's name, logo or address, or similar names, logos or addresses, or other matters could negatively impact Federated Hermes' brand, culture, trusted status, reputation and/or stock price, increase redemptions from and/or reduce sales of Federated Hermes' products (such as the Federated Hermes Funds), strategies and services, and/or change employee or potential employee perceptions of the company which could impact the willingness of a potential employee to be hired by or an employee to remain at Federated Hermes. If such losses or events were to occur, it could have a material adverse effect on Federated Hermes' Financial Condition (including, but not limited to, business prospects) . With increased focus on sustainability, as well as ESG matters, any perceived deficiency in Federated Hermes' policies and practices on these matters can impact Federated Hermes' brand, reputation or stock price, as well as investor preference for Federated Hermes' securities, products, strategies, and services, and, accordingly, adversely affect, potentially in a material way, Federated Hermes' Financial Condition (including, but not limited to, business prospects).
Potential Adverse Effects of Unpredictable Events or Consequences (including the Pandemic). Like other companies, unpredictable events, such as a natural disaster, pandemic (e.g., the coronavirus outbreak), war, terrorist attack or other business continuity event, unexpected market, economic or political developments, or extreme weather, droughts, storms, climate, or other ESG changes could adversely impact Federated Hermes', its products', accounts', customers', shareholders' and portfolio companies (in which Federated Hermes and its products and strategies are invested), and each of their respective service providers', ability to conduct business. Physical climate change risks arising from changing or adverse weather and climate change, and transition climate change risks arising as economies and markets transition to low carbon and other sustainable environments, also can have adverse impacts. Such unpredictable events or consequences could cause, among other effects, business disruptions, supply chain disruptions, disruptions in economic conditions, market disruptions or transformation, changes in management or governmental processes, changes in consumer demand and investor preferences, obsolescence of certain products or services affecting certain sectors, stranded assets across a range of assets, sectors or geographies, infrastructure and real estate destruction, abandonment or damage leading to increased refurbishment and repair costs, changes in technology, system interruption, loss of life, unavailability of personnel, increased insurance costs or an inability to insure certain assets, an inability to provide information or services, either at all or in accordance with applicable requirements, standards, or restrictions, and/or additional costs.
A failure in, or disruption to, Federated Hermes' operational systems or infrastructure, including business continuity plans, could adversely affect operations, damage Federated Hermes' reputation, and cause Federated Hermes AUM, revenue and earnings to decline. Remote or hybrid work arrangements can stress business processes, such as due diligence of service providers, customer or shareholder onboarding, and controls, as well as increase cybersecurity, privacy, and digital communications risks. The failure to maintain an infrastructure commensurate with the size and scope of Federated Hermes' business, or the occurrence of a business outage or event outside of Federated Hermes' control (particularly in locations where Federated Hermes has offices), or if Federated Hermes fails to keep business continuity plans up-to-date or if such plans are improperly implemented or deployed during a disruption, Federated Hermes' ability to operate could be adversely impacted which can cause its AUM, revenue and earnings to decline or impact Federated Hermes' ability to comply with regulatory obligations leading to reputational harm, regulatory fines, penalties, and/or sanctions. Any such failure or disruption also could impact, potentially in a material way, Federated Hermes' Financial Condition. Management relies on its employees, systems, and business continuity plans, and those of relevant service providers, to seek to mitigate such risks, but there can be no guarantee that these mitigation efforts will be successful in whole or in part. There also can be times when industry databases or other third parties publish or distribute information regarding Federated Hermes, or its products or services (including Federated Hermes Fund asset levels), that might be inaccurate or incomplete, and there can be no assurance that a third party will interpret or report information accurately.
Unpredictable consequences, or side effects, of certain known or planned events, such as the planned phase-out of LIBOR and transition to SOFR, SONIA or another alternative interest rate, also could adversely impact Federated Hermes', its products', customers', and shareholders', and their respective service providers' ability to conduct business. The SEC staff has indicated that the expected discontinuation of LIBOR could have a significant impact on the markets and can present a material risk for certain market participants, including public companies, investment advisors, investment companies and broker/dealers. The phase-out of LIBOR can cause the renegotiation or re-pricing of certain credit facilities, derivatives, or other financial transactions to which Federated Hermes, its products, customers, shareholders, or service providers are parties, alter the accounting treatment of certain instruments or transactions, or have other unintended consequences, which, among other effects, could require additional internal and external resources to address, thereby increasing operating expenses. Neither the effect of the transition process nor the viability of LIBOR transition measures can be fully determined. There can be obstacles to converting certain longer-term securities and transactions to new benchmarks. As market participants transition away from LIBOR, its usefulness can deteriorate. The transition process can lead to increased volatility and illiquidity in markets that continue to rely on LIBOR to determine interest rates. LIBOR's potential deterioration can adversely affect the liquidity and/or market value of securities that use LIBOR as a benchmark interest rate, including remaining LIBOR-based securities and other financial instruments held by Federated Hermes or its products or strategies. Further, the utilization of an alternative reference rate, or the transition process to an alternative reference rate, can adversely affect Federated Hermes' or its products' and strategies' performance. As such, there can be no assurance that unpredictable or unexpected events, reports or consequences, or the costs to address such events, inaccurate reports, or consequences, would not have a material adverse effect on Federated Hermes' Financial Condition (including, but not limited to, business prospects).

The Pandemic. The outbreak of the coronavirus, and the resulting Pandemic, were unprecedented events that have been, and continue to be, impossible to fully predict. The Pandemic initially resulted in, among other effects, travel bans, stay-at-home orders, disruptions to supply chains, workflow, operations and customer activity, economic uncertainty, market volatility, trading halts, market illiquidity and declining and variable stock prices, as well as general concern and uncertainty. While economies of various countries have rebounded from the global economic shutdown that began in the late first quarter and early second quarter 2020, the impact of the Pandemic continues, to varying degrees, in 2022. For example, spikes of coronavirus cases, including breakthrough infections of vaccinated individuals, continue to occur in certain jurisdictions driven by more contagious variants of the initial strain of the coronavirus. These variants, spikes, and breakthrough infections have resulted in certain jurisdictions continuing or re-imposing certain travel and other restrictions, although in many cases not to the same degree as those initially imposed. While economic uncertainty and market volatility have continued, it generally is not to the same degree as initially seen in March 2020. The economic uncertainty, market volatility and impact of the Pandemic could continue for an extended period of time (depending upon, among other factors, the extent to which effective vaccines continue to be widely disseminated and vaccination rates continue to increase) and result in a continuing or further economic downturn or recession. Health crises caused by outbreaks, such as the Pandemic, can exacerbate other pre-existing political, social, and economic/market risks.
The overall impact of the Pandemic has negatively affected, and other epidemics and pandemics that arise in the future could negatively affect, the worldwide economy, as well as the economies of individual countries, national, state, or local governments, individual companies (including Federated Hermes, and its products, strategies, customers, shareholders, and service providers) and the market in general in significant, potentially material, and unforeseen ways. For example, market disruptions, supply chain disruptions, and other events relating to the Pandemic have caused, and can continue to cause, market volatility, illiquidity in the money market, fixed-income or other markets, a decline in interest rates to near zero with the possibility of negative interest rates, a decline in the value of and/or returns on investments, increased expenses, slower production, a decline in the value of Federated Hermes' AUM and stock price, an increase in the risk of reduction, elimination or claw back of carried interest or performance fees, changes in asset mix, and increased Fee Waivers, which results in lower revenue and earnings for Federated Hermes. The market disruption and other events relating to the Pandemic also can cause impairment of intangible assets (including goodwill) or other assets, among other effects. It is possible that remote or hybrid work environments will increase investor comfort with technology, resulting in more online investment or other changes in investor preferences (such as for passive investments over actively managed investments), increased metric-based decision-making and alternative distribution practices. If essential employees, or a significant number of employees, contract the coronavirus and are unable to perform their duties either at all or only in a significantly diminished capacity, the absence of these employees can adversely impact Federated Hermes' ability to continue to remain fully operational and/or to deliver Federated Hermes' investment products and services. Remote or hybrid work environments also can reduce opportunities for collaboration among employees, increase stress of processes and the risk of errors, increase cyber risk, prevent utilization of certain processes or practices (such as the inability to use "white rooms" by certain service providers), reduce productivity and efficiency, and create additional risk around "return to the office" arrangements. The Pandemic could have a material adverse effect on Federated Hermes' Financial Condition. For example, to the extent that the Pandemic caused near zero interest rates, which required Federated Hermes to implement the Voluntary Yield-related Fee Waivers, the Pandemic has had a material adverse effect on Federated Hermes' net revenue and income. Any scenario whereby the Pandemic, and its resulting effects, persist for a further significant period of time will likely increase the impact of the Pandemic on Federated Hermes' Financial Condition. Federated Hermes continues to monitor the impact of the Pandemic on its Financial Condition. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations – Business Developments – The Pandemic for further information regarding the Pandemic and its effects.

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
Part II
ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Federated Hermes' Class B common stock is traded on the NYSE under the symbol FHI. Prior to February 3, 2020, Federated Hermes Class B common stock was trading under the ticker symbol FII.
The approximate number of beneficial shareholders of Class A and Class B common stock as of February 11, 2022, was 1 and 22,021, respectively. See Item 1A - Risk Factors - Specific Risk Factors - Risk Related to Federated Hermes' Corporate Structure - Status as a Controlled Company for additional information on its Class A common stock.
The following table summarizes stock repurchases under Federated Hermes' share repurchase program during the fourth quarter of 2021.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October[2]	130,700	$31.39	125,000	2,486,755
November[2]	1,246,784	34.84	1,245,720	1,241,035
December[2]	2,676,635	36.48	2,676,035	6,065,000
Total	4,054,119	$35.81	4,046,755	6,065,000
1    In April and December 2021, the board of directors authorized share repurchase programs with no stated expiration dates that allow the repurchase of up to 4.0 million and 7.5 million shares, respectively, of Class B common stock. The April 2021 program was fulfilled in December 2021. No other program existed as of December 31, 2021. See Note (14) to the Consolidated Financial Statements for additional information.
2    In October, November and December 2021, 5,700, 1,064 and 600 shares, respectively, of Class B common stock with a weighted-average price of $3.00, $0.00 and $3.00 per share, respectively, were repurchased as employees forfeited restricted stock.
See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on Federated Hermes' securities authorized for issuance under equity compensation plans.

Stock Performance Graph
The following performance graph compares the total shareholder return of an investment in Federated Hermes' Class B common stock to that of the Standard and Poor's MidCap 400® Index (S&P MidCap 400 Index) and to the S&P 1500 Asset Management & Custody Banks Index for the five-year period ended on December 31, 2021.
The graph assumes that the value of the investment in Class B common stock and each index was $100 on December 31, 2016. Total return includes reinvestment of all dividends. As a member of the S&P MidCap 400 Index as of December 31, 2021, Federated Hermes is required to include this comparison. The historical information set forth below is not necessarily indicative of future performance. Federated Hermes does not make or endorse any predictions as to future stock performance.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
2016
2017
2018
2019
2020
2021
Federated Hermes
S&P MidCap 400 Index
S&P 1500 Asset Management & Custody Banks Index

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Federated Hermes	$132.26	$101.39	$128.83	$123.95	$166.94
S&P MidCap 400 Index	$116.24	$103.36	$130.44	$148.26	$184.97
S&P 1500 Asset Management & Custody Banks Index	$129.40	$96.88	$122.30	$142.12	$191.61
ITEM 6 – [RESERVED]

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1- Business, Item 1A - Risk Factors and Item 8 - Financial Statements and Supplementary Data.
General
Federated Hermes is one of the largest investment managers in the U.S. with $668.9 billion in managed assets as of December 31, 2021. The majority of Federated Hermes' revenue is derived from advising Federated Hermes Funds and Separate Accounts in both domestic and international markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship and real estate development services. For additional information on Federated Hermes' markets, see Item 1 - Business - Distribution Channels and Product Markets.
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
The discussion and analysis of Federated Hermes' financial condition and results of operations are based on Federated Hermes' Consolidated Financial Statements. Management evaluates Federated Hermes' performance at the consolidated level. Therefore, Federated Hermes operates in one operating segment, the investment management business. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated Hermes' growth and profitability are dependent upon its ability to attract and retain AUM and upon the profitability of those assets, which is impacted, in part, by Fee Waivers. Fees for mutual fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds and, as required by law, fund shareholders. Management believes that meaningful indicators of Federated Hermes' financial performance include AUM, gross and net product sales, total revenue and net income, both in total and per diluted share.

Business Developments
Equity Acquisition
On August 31, 2021, Federated completed the 2021 Acquisition of HFML Noncontrolling Interests. See Note (2) to the Consolidated Financial Statements for additional information.
The Pandemic
The outbreak of the Covid-19 respiratory disease was first detected in China in late 2019, spread globally in 2020, and continues to spread in 2022. The Pandemic initially resulted in travel bans, closing of borders, changes to the ways in which healthcare workers prepare and deliver services, enhanced monitoring and increased health screenings/testing, and increased data analytics. In addition, the Pandemic resulted in the development of effective vaccines without harmful side effects and identification of effective therapeutics, enhanced disinfection and contamination procedures, stay-at-home orders, quarantines, cancellations and disruptions to supply chains, workflow, operations and customer activity, as well as general concern and uncertainty. The Pandemic also initially resulted in economic uncertainty, market volatility, trading halts, market illiquidity and declining and variable stock prices, among other effects. These impacts continue, to varying degrees, in 2022. See Item 1A - Risk Factors - General Risk Factors - Other General Risks - Potential Adverse Effects of Unpredictable Events or Consequences (including the Pandemic) for additional information regarding the impacts, and potential impacts, resulting from the Pandemic.
Policymakers responded to certain apparent and acute economic and market consequences with multiple monetary and fiscal policy actions. Regulators pursued and, to a lesser degree, have continued actions focused on facilitating market function and preserving market integrity, as well as providing guidance and relief to market participants affected by the Pandemic. See Item 1 - Business - Regulatory Matters - Current Regulatory Environment sections for additional information regarding the monetary and fiscal policy actions taken by governmental authorities.
As of December 31, 2021, economies of various countries have rebounded from the global economic shutdown that began in the late first quarter and early second quarter 2020. With the world vaccination rate of people receiving at least one dose of a vaccine at over 58%, and vaccination rates nearing or exceeding 60% or greater in several jurisdictions, including the United States and the United Kingdom, economies in many jurisdictions have reopened as national, state/provincial, and local governments have removed or lessened travel restrictions and requirements for staying-at-home and quarantining, as well as other Pandemic-imposed restrictions. Spikes of coronavirus cases, however, continue to occur in certain jurisdictions. These spikes are reportedly being driven by more contagious variants of the initial strain of the coronavirus, including the Delta and Omicron variants. Breakthrough infections of vaccinated individuals are also prevalent in many jurisdictions. These variants, spikes and breakthrough infections have resulted in certain jurisdictions continuing or re-imposing certain travel and other restrictions, although in many cases not to the same degree as initially imposed. As a result, while many governments have taken action to open economies, economic, market, regulatory and other uncertainty persists as a result of the Pandemic. While economic uncertainty and market volatility have continued, in many cases it is not to the degree initially seen late in the first quarter and early in the second quarter 2020.
Federated Hermes has not implemented its business continuity plans in its U.S. offices as there has not been a significant disruption of its business processes, allowing it to remain fully operational and to continue to provide services to its customers. Federated Hermes' London office did activate its business continuity plans on March 20, 2020 to support the transition to a remote working environment per the advice of the UK's government and regulators.
Federated Hermes designated an internal task force (which meets as necessary) to address events related to the Pandemic that have impacted or that can potentially impact Federated Hermes' business. Federated Hermes has supported its employees by moving initially to remote, and then hybrid, working arrangements. With input and guidance from senior management and the internal task force, increased vaccinations, and the removal of Pandemic-related restrictions, beginning in April 2021, Federated Hermes encouraged (but did not require) its employees to begin to return to working from its U.S. offices. Beginning on July 6, 2021, Federated Hermes implemented a structured return to office plan that requires most of its U.S. employees to work from Federated Hermes' offices at least two days a week, or at least three days every other week, depending on their work location and office or work station configuration. All U.S. employees have been asked to work from the office for at least three days a week beginning on March 1, 2022. Managers also have the flexibility to alter work arrangements to address individual employee circumstances. In the UK, from February 1, 2022, all full-time employees have been asked to be in the office for at least two days a week through February 28, 2022, and, thereafter, all full-time employees have been asked to be in the office for at least three days a week. Part-time employees have been asked to prorate their time in the office according to days worked based on the foregoing. Any structured return to office plans for Federated Hermes' non-U.S. employees will be consistent with applicable government requirements.
Federated Hermes intends its remote and hybrid working arrangements to allow employees the flexibility to work from home or in the office, while continuing to support the operation of Federated Hermes' business and meet business needs. Federated Hermes continues to monitor the ongoing Pandemic situation (as described in more detail below) and will continue to assess its return to office plans for U.S. and UK employees.
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
Among other actions, Federated Hermes has taken the following steps:
•Federated Hermes made technology investments, including laptops for employees, expanded internet bandwidth, video conferencing and collaboration software, and added video equipment. Federated Hermes also has increased usage and reliance on virtual meeting tools and prioritized the deployment of additional equipment and technology. These actions have allowed Federated Hermes to remain fully operational with minimal disruptions, support a remote and current hybrid working environment and continue to deliver Federated Hermes' investment products and services to customers.
•Federated Hermes continues to undertake to comply with any remaining requirements applicable to Federated Hermes under relevant Federal, state, and local government orders or laws, as well as remaining requirements applicable to Federated Hermes under the Center for Disease Control and Prevention's (CDC) and state health departments' guidance and cleaning procedures.
•In addition to maintaining enhanced cleaning protocols and other measures, Federated Hermes continues to make available hand sanitizer stations and disinfectant wipes for employees in the office, and encourage employees to take standard precautions such as washing their hands with soap and water and staying home if sick.
•As a result of a travel advisory issued by the CDC, the company instituted a travel ban on February 27, 2020 to certain countries, including those designated as high risk by the CDC. Federated Hermes now recommends that employees follow national, state/provincial, local and CDC requirements or recommendations when traveling, as well as specific venue requirements when planning or attending conferences or other events. Planning activity for conferences and events scheduled for the fourth quarter 2021 and for 2022 increased in the second half of 2021 over the first half of 2021. Fourth quarter 2021 travel reservations were down from the third quarter 2021 peak during the Pandemic, although fourth quarter 2021 was the second most active quarter since the first quarter of 2020. Travel reservations remain below pre-Pandemic levels.
•Federated Hermes Fund Board meetings, Federated Hermes corporate Board meetings, and offshore fund and subsidiary Board meetings, are being held in person as well as via teleconference allowing those who prefer to participate remotely to do so.
•Federated Hermes has continued to on-board new hires, providing necessary equipment to them and conducting training remotely when necessary.
•Federated Hermes has introduced a range of resources to provide employees with information and support to remain physically and emotionally healthy during the Pandemic.
•Federated Hermes investment professionals and strategists continue to publish fresh content to the Insights section of Federated Hermes' website, offering their unique perspectives to investors.
Federated Hermes continues to take a measured approach that involves implementing procedures aimed at safeguarding employee health while maintaining a high level of customer service. Federated Hermes expects those procedures and related timelines to vary by location in order to endeavor to meet local regulatory requirements and support community health practices. Federated Hermes is also prepared to continue to implement a variety of other strategies to ensure the resiliency of its business. Examples include transferring processes to alternate personnel, prioritizing technology resources to service critical processing, and leveraging service providers and counterparties to promote efficient delivery of services.

Federated Hermes continues to monitor the ongoing global health situation through resources provided by, or contact with, the CDC, the SEC, the World Health Organization and the Securities Industry and Financial Markets Association (SIFMA), a financial services industry trade association, among others. As of December 31, 2021, while Federated Hermes' stock price has fluctuated amidst the volatility in stock prices on major exchanges, and Federated Hermes' business operations have had to adapt to a remote and current hybrid working environment, the Pandemic has not materially affected Federated Hermes' financial condition or cash flows except to the extent that the increased net Voluntary Yield-related Fee Waivers discussed below resulting from the near-zero interest rate environment can be attributed to the Pandemic. A further prolonged period of economic and financial distress and volatility as a result of the Pandemic could exacerbate human resource capital management, economic, market and other risks, and could impact, including in a material way, Federated Hermes' Financial Condition. See Item 1A - Risk Factors - General Risk Factors – Economic and Market Risks and General Risk Factors - Other General Risks - Recruiting and Retaining Key Personnel (Human Capital Resource Management Risk) and Potential Adverse Effects of Unpredictable Events or Consequences (including the Pandemic) for additional information.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the Pandemic, FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Beginning in the first quarter 2020, Federated Hermes has implemented Voluntary Yield-related Fee Waivers. These waivers have been partially offset by related reductions in distribution expense as a result of Federated Hermes' mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.
For the year ended December 31, 2021, Voluntary Yield-related Fee Waivers totaled $420.3 million. These fee waivers were partially offset by related reductions in distribution expenses of $277.1 million, such that the net negative pre-tax impact to Federated Hermes was $143.2 million in 2021. For the year ended December 31, 2020, Voluntary Yield-related Fee Waivers totaled $113.0 million. These fee waivers were partially offset by related reductions in distribution expenses of $98.4 million, such that the net negative pre-tax impact to Federated Hermes was $14.6 million in 2020.
Short-term interest rates remained near historic lows during the fourth quarter of 2021 as technical factors at the front end of the yield curve kept yields on short-term government securities—including repurchase agreements and Treasury bills—just above zero. Market expectations are that the FOMC will raise interest rates multiple times in 2022, starting in March. Higher yields in 2022 will lower the impact of Voluntary Yield-related Fee Waivers. The net negative impact on pre-tax income from Voluntary Yield-related Fee Waivers in the first quarter 2022 may result in a net negative pre-tax impact on income of approximately $22 million. Assuming an increase in interest rates of 25 basis points by the FOMC in March 2022, the first quarter 2022 estimated $22 million of net negative impact on pre-tax income from Voluntary Yield-related Fee Waivers is expected to be reduced by approximately 90% for the second quarter 2022. The actual amount of future Voluntary Yield-related Fee Waivers and the resulting negative impact of these fee waivers could vary, including in a material way, from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, changes in yields on instruments available for purchase by the money market funds, including changes due to the level of government measures to further stimulate the economy which could result in the issuance of additional Treasury debt instruments, actions by the FOMC, the U.S. Department of Treasury, the SEC, the FSOC and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties, Federated Hermes' willingness to continue the Voluntary Yield-related Fee Waivers and changes in the extent to which the impact of these fee waivers is shared by any one or more third parties.
Current Regulatory Environment
Federated Hermes and its investment management business are subject to extensive regulation both within and outside the U.S. Federated Hermes and its products, such as the Federated Hermes Funds, and strategies are subject to: federal securities laws, principally the 1933 Act, the 1934 Act, the 1940 Act and the Advisers Act; state laws regarding securities fraud and registration; regulations or other rules promulgated by various regulatory authorities, self-regulatory organizations or exchanges; and foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. See Item 1 - Business - Regulatory Matters and Item 1A - Risk Factors - General Risk Factors - Regulatory and Legal Risks - Potential Adverse Effects of Changes in Laws, Regulations and Other Rules for additional information.

Asset Highlights
Managed Assets at Period End

in millions as of December 31,	2021	2020	2021 vs. 2020
By Asset Class
Equity	$96,716	$91,788	5%
Fixed-Income	97,550	84,277	16
Alternative / Private Markets	22,920	19,084	20
Multi-Asset	3,780	3,948	(4)
Total Long-Term Assets	220,966	199,097	11
Money Market	447,907	420,333	7
Total Managed Assets	$668,873	$619,430	8%

By Product Type
Funds:
Equity	$57,036	$54,312	5%
Fixed-Income	59,862	53,557	12
Alternative / Private Markets	14,788	12,100	22
Multi-Asset	3,608	3,744	(4)
Total Long-Term Assets	135,294	123,713	9
Money Market	312,834	301,855	4
Total Fund Assets	448,128	425,568	5
Separate Accounts:
Equity	39,680	37,476	6
Fixed-Income	37,688	30,720	23
Alternative / Private Markets	8,132	6,984	16
Multi-Asset	172	204	(16)
Total Long-Term Assets	85,672	75,384	14
Money Market	135,073	118,478	14
Total Separate Account Assets	220,745	193,862	14
Total Managed Assets	$668,873	$619,430	8%

Average Managed Assets

in millions for the years ended December 31,	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
By Asset Class
Equity	$98,040	$80,591	$81,212	22%	(1)%
Fixed-Income	91,564	74,403	65,375	23	14
Alternative / Private Markets[1]	20,754	18,206	17,896	14	2
Multi-Asset	3,879	3,813	4,192	2	(9)
Total Long-Term Assets	214,237	177,013	168,675	21	5
Money Market	418,562	436,895	340,505	(4)	28
Total Average Managed Assets	$632,799	$613,908	$509,180	3%	21%

By Product Type
Funds:
Equity	$58,426	$45,585	$42,712	28%	7%
Fixed-Income	58,095	46,899	41,938	24	12
Alternative / Private Markets[1]	13,266	11,424	11,317	16	1
Multi-Asset	3,696	3,622	4,003	2	(10)
Total Long-Term Assets	133,483	107,530	99,970	24	8
Money Market	293,644	324,490	238,876	(10)	36
Total Average Fund Assets	427,127	432,020	338,846	(1)	27
Separate Accounts:
Equity	39,614	35,006	38,500	13	(9)
Fixed-Income	33,469	27,504	23,437	22	17
Alternative / Private Markets	7,488	6,782	6,579	10	3
Multi-Asset	183	191	189	(4)	1
Total Long-Term Assets	80,754	69,483	68,705	16	1
Money Market	124,918	112,405	101,629	11	11
Total Average Separate Account Assets	205,672	181,888	170,334	13	7
Total Average Managed Assets	$632,799	$613,908	$509,180	3%	21%
1    The average balance for the year ended December 31, 2019 includes $8.2 billion of average fund assets managed by a previously non-consolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (2) to the Consolidated Financial Statements for additional information.

Changes in Equity Fund and Separate Account Assets

in millions for the years ended December 31,	2021	2020
Equity Funds
Beginning Assets	$54,312	$48,112
Sales	14,265	14,457
Redemptions	(15,915)	(15,675)
Net Sales (Redemptions)	(1,650)	(1,218)
Net Exchanges	(362)	(64)
Acquisitions/(Dispositions)	408	0
Impact of Foreign Exchange[1]	(522)	509
Market Gains and (Losses)[2]	4,850	6,973
Ending Assets	$57,036	$54,312
Equity Separate Accounts
Beginning Assets	$37,476	$40,899
Sales[3]	7,564	6,006
Redemptions[3]	(10,846)	(11,046)
Net Sales (Redemptions)[3]	(3,282)	(5,040)
Net Exchanges	403	(6)
Acquisitions/(Dispositions)	0	(71)
Impact of Foreign Exchange[1]	(574)	686
Market Gains and (Losses)[2]	5,657	1,008
Ending Assets	$39,680	$37,476
Total Equity
Beginning Assets	$91,788	$89,011
Sales[3]	21,829	20,463
Redemptions[3]	(26,761)	(26,721)
Net Sales (Redemptions)[3]	(4,932)	(6,258)
Net Exchanges	41	(70)
Acquisitions/(Dispositions)	408	(71)
Impact of Foreign Exchange[1]	(1,096)	1,195
Market Gains and (Losses)[2]	10,507	7,981
Ending Assets	$96,716	$91,788
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

Changes in Fixed-Income Fund and Separate Account Assets

in millions for the years ended December 31,	2021	2020
Fixed-Income Funds
Beginning Assets	$53,557	$44,223
Sales	30,862	29,453
Redemptions	(24,902)	(22,564)
Net Sales (Redemptions)	5,960	6,889
Net Exchanges	(33)	(16)
Acquisitions/(Dispositions)	17	0
Impact of Foreign Exchange[1]	(90)	129
Market Gains and (Losses)[2]	451	2,332
Ending Assets	$59,862	$53,557

Fixed-Income Separate Accounts
Beginning Assets	$30,720	$24,800
Sales[3]	11,764	7,830
Redemptions[3]	(4,842)	(3,574)
Net Sales (Redemptions)[3]	6,922	4,256
Net Exchanges	(48)	1
Acquisitions/(Dispositions)	0	(1)
Impact of Foreign Exchange[1]	(43)	61
Market Gains and (Losses)[2]	137	1,603
Ending Assets	$37,688	$30,720

Total Fixed-Income
Beginning Assets	$84,277	$69,023
Sales[3]	42,626	37,283
Redemptions[3]	(29,744)	(26,138)
Net Sales (Redemptions)[3]	12,882	11,145
Net Exchanges	(81)	(15)
Acquisitions/(Dispositions)	17	(1)
Impact of Foreign Exchange[1]	(133)	190
Market Gains and (Losses)[2]	588	3,935
Ending Assets	$97,550	$84,277
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

Changes in Alternative / Private Markets Fund and Separate Account Assets

in millions for the years ended December 31,	2021	2020
Alternative / Private Markets Funds
Beginning Assets[1]	$12,100	$11,389
Sales	3,699	2,277
Redemptions	(2,657)	(2,047)
Net Sales (Redemptions)	1,042	230
Net Exchanges	(2)	(4)
Acquisitions/(Dispositions)	81	0
Impact of Foreign Exchange[2]	(162)	400
Market Gains and (Losses)[3]	1,729	85
Ending Assets	$14,788	$12,100

Alternative / Private Markets Separate Accounts
Beginning Assets	$6,984	$6,713
Sales[4]	1,124	563
Redemptions[4]	(513)	(568)
Net Sales (Redemptions)[4]	611	(5)
Acquisitions/(Dispositions)	0	452
Impact of Foreign Exchange[2]	(92)	215
Market Gains and (Losses)[3]	629	(391)
Ending Assets	$8,132	$6,984

Total Alternative / Private Markets
Beginning Assets[1]	$19,084	$18,102
Sales[4]	4,823	2,840
Redemptions[4]	(3,170)	(2,615)
Net Sales (Redemptions)[4]	1,653	225
Net Exchanges	(2)	(4)
Acquisitions/(Dispositions)	81	452
Impact of Foreign Exchange[2]	(254)	615
Market Gains and (Losses)[3]	2,358	(306)
Ending Assets	$22,920	$19,084
1    The beginning assets at December 31, 2020 includes $8.2 billion of fund assets managed by a previously non-consolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (2) to the Consolidated Financial Statements for additional information.
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

Changes in Multi-Asset Fund and Separate Account Assets

in millions for the years ended December 31,	2021	2020
Multi-Asset Funds
Beginning Assets	$3,744	$4,000
Sales	299	214
Redemptions	(894)	(688)
Net Sales (Redemptions)	(595)	(474)
Net Exchanges	41	(19)
Acquisitions/(Dispositions)	54	0
Market Gains and (Losses)[1]	364	237
Ending Assets	$3,608	$3,744

Multi-Asset Separate Accounts
Beginning Assets	$204	$199
Sales[2]	2	27
Redemptions[2]	(42)	(36)
Net Sales (Redemptions)[2]	(40)	(9)
Net Exchanges	1	(1)
Impact of Foreign Exchange[3]	(1)	1
Market Gains and (Losses)[1]	8	14
Ending Assets	$172	$204

Total Multi-Asset
Beginning Assets	$3,948	$4,199
Sales[2]	301	241
Redemptions[2]	(936)	(724)
Net Sales (Redemptions)[2]	(635)	(483)
Net Exchanges	42	(20)
Acquisitions/(Dispositions)	54	0
Impact of Foreign Exchange[3]	(1)	1
Market Gains and (Losses)[1]	372	251
Ending Assets	$3,780	$3,948
1    Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
2    For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.
3    Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

Changes in Total Long-Term Assets

in millions for the years ended December 31,	2021	2020
Total Long-Term Fund Assets
Beginning Assets[1]	$123,713	$107,724
Sales	49,125	46,401
Redemptions	(44,368)	(40,974)
Net Sales (Redemptions)	4,757	5,427
Net Exchanges	(356)	(103)
Acquisitions/(Dispositions)	560	0
Impact of Foreign Exchange[2]	(774)	1,038
Market Gains and (Losses)[3]	7,394	9,627
Ending Assets	$135,294	$123,713

Total Long-Term Separate Accounts Assets
Beginning Assets	$75,384	$72,611
Sales[4]	20,454	14,426
Redemptions[4]	(16,243)	(15,224)
Net Sales (Redemptions)[4]	4,211	(798)
Net Exchanges	356	(6)
Acquisitions/(Dispositions)	0	380
Impact of Foreign Exchange[2]	(710)	963
Market Gains and (Losses)[3]	6,431	2,234
Ending Assets	$85,672	$75,384

Total Long-Term Assets
Beginning Assets[1]	$199,097	$180,335
Sales[4]	69,579	60,827
Redemptions[4]	(60,611)	(56,198)
Net Sales (Redemptions)[4]	8,968	4,629
Net Exchanges	0	(109)
Acquisitions/(Dispositions)	560	380
Impact of Foreign Exchange[2]	(1,484)	2,001
Market Gains and (Losses)[3]	13,825	11,861
Ending Assets	$220,966	$199,097
1    The beginning assets at December 31, 2020 includes $8.2 billion of fund assets managed by a previously non-consolidated entity, HGPE, in which Federated Hermes held an equity method investment. Effective March 1, 2020, HGPE became a consolidated subsidiary. See Note (2) to the Consolidated Financial Statements for additional information.
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

	Percent of Total Average Managed Assets			Percent of Total Revenue
	2021	2020	2019	2021	2020	2019
By Asset Class
Money Market	66%	71%	67%	19%	40%	40%
Equity	16%	13%	16%	52%	38%	40%
Fixed-Income	14%	12%	13%	18%	13%	14%
Alternative / Private Markets	3%	3%	3%	8%	6%	3%
Multi-Asset	1%	1%	1%	2%	2%	2%
Other	0%	0%	0%	1%	1%	1%
By Product Type
Funds:
Money Market	46%	53%	47%	15%	37%	37%
Equity	9%	7%	8%	41%	29%	30%
Fixed-Income	9%	8%	8%	15%	11%	12%
Alternative / Private Markets	2%	2%	2%	5%	3%	1%
Multi-Asset	1%	1%	1%	2%	2%	2%
Other	0%	0%	0%	0%	0%	0%
Separate Accounts:
Money Market	20%	18%	20%	4%	3%	3%
Equity	7%	6%	8%	11%	9%	10%
Fixed-Income	5%	4%	5%	3%	2%	2%
Alternative / Private Markets	1%	1%	1%	3%	3%	2%
Multi-Asset	0%	0%	0%	0%	0%	0%
Other	0%	0%	0%	1%	1%	1%
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
Average managed assets increased 3% for 2021 as compared to 2020. Period-end managed assets increased 8% at December 31, 2021 as compared to December 31, 2020 primarily due to an increase in money market assets and, to a lesser extent, an increase in fixed-income assets. Total average money market assets decreased 4% for 2021 compared to 2020. Period-end money market assets increased 7% at December 31, 2021 as compared to December 31, 2020. Average equity assets increased 22% for 2021 as compared to 2020. Period-end equity assets increased 5% at December 31, 2021 as compared to December 31, 2020 primarily due to market appreciation, partially offset by net redemptions. Average fixed-income assets increased 23% for 2021 as compared to 2020. Period-end fixed-income assets increased 16% at December 31, 2021 as compared to December 31, 2020 primarily due to net sales.
In the U.S., a vibrant job market, wage and income gains, rising capital expenditures and robust consumer spending overwhelmed the impact of a lingering Pandemic, driving economic growth and the equity markets higher. For the year, the S&P 500, Dow Jones Industrial Average and Nasdaq Composite rose 26.9%, 18.7% and 21.4%, respectively, with the S&P ssetting 70 record highs during the year, the most since 1995. Overseas, where Pandemic-related restrictions created more havoc, economic and equity performance was less enthusiastic but still positive, with the MSCI World ex USA rising 10.1% on the year and the MSCI All Country World ex USA gaining 5.5% in 2021. In the fixed-income markets, the combination of inflation at multi-decade highs and a Federal Reserve pivoting toward tightening earlier than had been expected in 2022 sent yields rising across the Treasury curve, with the biggest increases on the short-to-intermediate end. For example, yields rose by 65 basis points on the 10-year Treasury to close 2021 at 1.51% and by 79 basis points on the 3-year Treasury to end the year at

0.96%. Lower-quality segments of the credit market performed better, bolstered by strong corporate balance sheets and increasing corporate earnings.
For an explanation of the changes in managed assets at December 31, 2020 compared to December 31, 2019 and changes in average managed assets for 2020 as compared to 2019, see Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Highlights.
Results of Operations
For an explanation of changes for 2020 as compared to 2019, see Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2020, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.
Revenue. Revenue decreased $147.8 million in 2021 as compared to 2020 primarily due to an increase of $307.3 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact) and a decrease in money market revenue of $38.1 million primarily due to lower average money market assets. These decreases were partially offset by an increase in equity and fixed-income revenue of $127.6 million and $46.6 million, respectively, due to higher average assets, an increase of $11.0 million as a result of the consolidation of certain variable interest entities (VIE) not previously consolidated prior to 2021 related to the HCL Acquisition (see Note (2) to the Consolidated Financial Statements) and an increase in alternative/private market revenue of $7.3 million due to the revenue of a previously nonconsolidated entity being recorded to operating revenue beginning in March 2020.
Federated Hermes' ratio of revenue to average managed assets for 2021 was 0.20% as compared to 0.23% for 2020. The decrease in the rate was primarily due to the reduction of revenue from higher Voluntary Yield-related Fee Waivers, partially offset by a higher proportion of revenue earned on average equity assets during 2021 as compared to 2020.
Operating Expenses. Total operating expenses for 2021 decreased $95.9 million compared to 2020. Distribution expense decreased $157.5 million primarily related to an increase of $178.7 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact), partially offset by an increase of $19.5 million in competitive payments. Compensation and Related expense increased $29.1 million driven by (1) an increase of $13.6 million due to the increase in the average GBP/USD exchange rate for 2021 as compared to 2020, (2) an increase of $11.0 million as a result of the consolidation of certain VIEs not previously consolidated prior to 2021 related to the HCL Acquisition (see Note (2) to the Consolidated Financial Statements), (3) an increase of $6.6 million related to an increase in staff and compensation rates and (4) an increase of $5.4 million related to the compensation expenses of a previously nonconsolidated entity being recorded to Compensation and Related expense beginning in March 2020. These increases in Compensation and Related expenses were partially offset by a decrease of $14.7 million in incentive compensation primarily due to decreased sales and investment performance. Systems and Communications expense increased $10.7 million due primarily to technology-related projects.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net, decreased $17.9 million in 2021 as compared to 2020. The decrease is primarily due to an $8.5 million decrease in Gain (Loss) on Securities, net due primarily to a smaller increase in the market value of investments in 2021 as compared to 2020 and a $7.5 million gain from a fair value adjustment to an equity investment of a previously nonconsolidated entity recorded in Nonoperating Income (Expenses) - Other, net in 2020.
Income Taxes. The income tax provision for 2021 and 2020 was $104.0 million and $110.0 million, respectively. The provision for 2021 decreased $6.0 million as compared to 2020 primarily due to a decrease in pre-tax book income less non-taxable, non-controlling interests ($15.2 million), partially offset by the net increase in deferred taxes associated with the change in the UK tax rate in 2020 from 17% to 19% and in 2021 from 19% to 25% effective April 1, 2023 ($11.1 million). The effective tax rate was 27.6% for 2021 and 24.7% for 2020. See Note (15) to the Consolidated Financial Statements for additional information on the effective tax rate, as well as other tax disclosures.
Net Income Attributable to Federated Hermes, Inc. Net income decreased $56.1 million in 2021 as compared to 2020 primarily as a result of the changes in revenue, operating expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for 2021 decreased $0.48 as compared to 2020 primarily due to decreased net income ($0.57), partially offset by a decrease in shares outstanding due to share repurchases ($0.09).

Liquidity and Capital Resources
Liquid Assets. At December 31, 2021, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $492.7 million as compared to $432.5 million at December 31, 2020. The change in liquid assets is discussed below.
At December 31, 2021, Federated Hermes' liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and certain other countries subject to economic sanctions. Federated Hermes' experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $173 million in AUM) that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes' credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $170.4 million for 2021 as compared to $373.2 million for 2020. The decrease of $202.8 million was primarily due to (1) a net increase of $166.4 million in cash paid for trading securities in 2021 as compared to 2020, (2) a decrease in cash received related to the $147.8 million decrease in revenue previously discussed and (3) an increase of $23.1 million in cash paid for incentive compensation for the year ended December 31, 2021 as compared to 2020. These decreases were partially offset by a decrease in cash paid related to the $157.5 million decrease in Distribution expense previously discussed.
Cash Provided by Investing Activities. In 2021, net cash provided by investing activities was $10.8 million which primarily represented $36.0 million in cash received from redemptions of Investments—Affiliates and Other, partially offset by $10.4 million paid for property and equipment, $9.4 million paid for purchases of Investments—Affiliates and Other and $5.3 million paid for an asset purchase during 2021.
Cash Used by Financing Activities. In 2021, net cash used by financing activities was $249.5 million. Of this amount, Federated Hermes paid $228.3 million to repurchase shares of Class B common stock primarily in connection with its stock repurchase programs (see Note (14) to the Consolidated Financial Statements for additional information), paid $165.9 million to acquire additional equity of HFML (see Note (2) to the Consolidated Financial Statements), paid $147.3 million in connection with its debt obligations and paid $105.8 million or $1.08 per share in dividends to holders of its common shares. This activity was partially offset by $295.7 million borrowed from Federated Hermes' revolving credit facility and $107.6 million of contributions from noncontrolling interests in subsidiaries.
Borrowings. On July 30, 2021, Federated Hermes entered into an unsecured Fourth Amended and Restated Credit Agreement by and among Federated Hermes, certain of its subsidiaries as guarantors party thereto, a syndicate of eleven banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and Toronto-Dominion Bank, New York Branch as documentation agent (Credit Agreement). The Credit Agreement amended and restated Federated Hermes' Third Amended and Restated Credit Agreement, which was dated June 5, 2017 and scheduled to mature on June 5, 2022 (Prior Credit Agreement). The Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of December 31, 2021, Federated Hermes has $126.6 million available to borrow under the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information.
The Credit Agreement includes an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the year ended December 31, 2021. An interest coverage ratio of at least 4 to 1 is required and, as of December 31, 2021, Federated Hermes' interest coverage ratio was 359 to 1. A leverage ratio of no more than 3 to 1 is required and, as of December 31, 2021, Federated Hermes' leverage ratio was 0.51 to 1. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.
Dividends. Cash dividends of $105.8 million, $207.8 million and $109.1 million were paid in 2021, 2020 and 2019 respectively, to holders of Federated Hermes common stock. Of the amount paid in 2020, $99.3 million represented a $1.00 per share special dividend paid in the fourth quarter. All dividends were considered ordinary dividends for tax purposes.
Contractual Obligations. As of December 31, 2021, Federated Hermes has material future cash requirements from contractual and other obligations relating primarily to long-term debt and operating lease obligations. Further discussion of the nature of each obligation is included below.
Long-Term Debt Obligations. Outstanding principal is to be paid no later than the expiration date of the Credit Agreement. The interest is variable, based on LIBOR plus a 100 basis point spread, in accordance with the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information.
Federated Hermes continues to monitor the debt financing market, and may pursue longer term financing arrangements to supplement its cash flow from operations to fund share repurchases, potential acquisitions, the full or partial repayment of existing debt and for other general corporate purposes. Based upon market conditions and other factors, Federated Hermes is considering longer-term (e.g. ten-year) financing of approximately $300 million during 2022.
Operating Lease Obligations. See Note (17) to the Consolidated Financial Statements for additional information.
Purchase Obligations. Federated Hermes is a party to various contracts pursuant to which it receives certain services, including services for marketing and information technology, access to various fund-related information systems and research databases, trade order transmission and recovery services as well as other services. These contracts contain certain minimum noncancelable payments, cancellation provisions and renewal terms. Costs for such services are expensed as incurred. As of December 31, 2021, Federated Hermes had purchase obligations of approximately $42 million payable within 12 months and an additional $44 million thereafter.
Future Cash Needs. In addition to the contractual obligations described above, management expects that principal uses of cash will include funding business acquisitions and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, repaying debt obligations, paying taxes, repurchasing company stock, developing and seeding new products and strategies, modifying existing products, strategies and relationships, and funding property and equipment (including technology). Any number of factors may cause Federated Hermes' future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees may continue to increase.
On January 27, 2022, the board of directors declared a $0.27 per share dividend. The dividend was payable to shareholders of record as of February 8, 2022, resulting in $25.0 million being paid on February 15, 2022.
After evaluating Federated Hermes' existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet both its short-term and reasonably foreseeable long-term cash needs.
Financial Position
The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations.
Investments—Consolidated Investment Companies at December 31, 2021 increased $14.2 million from December 31, 2020 primarily due to an increase of $90.7 million related to the consolidation of three voting rights entities (VRE) and a VIE in 2021, partially offset by a $77.9 million decrease due to the deconsolidation of four VREs and one VIE during 2021.
Investments—Affiliates and Other at December 31, 2021 increased $42.2 million from December 31, 2020 primarily due to the deconsolidation of two VREs in 2021 which reclassified Federated Hermes' investment of $42.2 million into Investments—Affiliates and Other.

Right-of-Use Assets, net at December 31, 2021 decreased $13.8 million from December 31, 2020 due primarily to annual amortization and Long-Term Lease Liabilities at December 31, 2021 decreased $16.7 million from December 31, 2020 primarily due to payments made on leases during 2021.
Long-Term Deferred Tax Liability, net at December 31, 2021 increased $17.3 million from December 31, 2020 primarily due to the revaluation of the foreign net deferred tax liability associated with the change in the UK tax rate from 19% to 25% effective April 1, 2023.
Variable Interest Entities
Federated Hermes is involved with various entities in the normal course of business that may be deemed to be VIEs. Federated Hermes determined that it was the primary beneficiary of certain Federated Hermes Fund VIEs and, as a result, consolidated the assets, liabilities and operations of these VIEs in its Consolidated Financial Statements. See Note (5) to the Consolidated Financial Statements for more information.
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
Of the significant accounting policies described in Note (1) to the Consolidated Financial Statements, management believes that indefinite-lived intangible assets included in its Goodwill and Intangible Assets policy involves a higher degree of judgment and complexity.
The process of determining the fair value of identifiable indefinite-lived intangible assets at the date of acquisition requires significant management estimates and judgment. If subsequent changes in these assumptions differ significantly from those used in the initial valuation, the indefinite-lived intangible asset amounts recorded in the financial statements could be subject to possible impairment. An impairment could have a material adverse effect on Federated Hermes' business, results of operations and financial condition.
Indefinite-lived intangible assets are reviewed for impairment at the accounting unit level annually as of October 1, or when indicators of a potential impairment exist. Federated Hermes has combined certain indefinite-lived assets into three distinct units of accounting for impairment testing purposes. The factors considered in determining the asset grouping include, among others, the highest and best use of the assets and the inseparable nature of the cash flows. Such asset grouping determination is reconsidered annually and may change depending on the facts and circumstances. Federated Hermes' current indefinite-lived intangible assets' units of accounting are: (1) HFML rights to manage fund assets; (2) HFML trade name; and (3) all other rights to manage fund assets. Management may use a qualitative or quantitative approach which requires the weighting of positive and negative evidence collected through the consideration of various factors to determine whether it is more likely than not that an indefinite-lived intangible asset or asset group is impaired. In 2021, management used both a quantitative and qualitative approach. Management considers macroeconomic and entity-specific factors, including projected AUM, projected revenue growth rates, projected pre-tax profit margins, tax rates, discount rates and, in the case of a trade name valuation, a royalty rate. In addition, management reconsiders on a quarterly basis whether events or circumstances indicate that a change in the useful life may have occurred. Indicators of a possible change in useful life monitored by management generally include changes in the expected use of the asset, a significant decline in the level of managed assets, changes to legal, regulatory or contractual provisions of the rights to manage fund assets, the effects of obsolescence, demand, competition and other economic factors that could impact the funds' projected performance and existence, and significant reductions in underlying operating cash flows.
The continued uncertainty caused by the Pandemic resulted in management determining that an indicator of potential impairment existed as of each quarter end in 2021 for the HFML rights to manage fund assets totaling £150.3 million ($203.4 million as of December 31, 2021) acquired in connection with the 2018 HFML Acquisition. A discounted cash flow analysis resulted in no impairment for the first three quarters of 2021 since the estimated fair value of these intangible assets exceeded the carrying value by less than 10% each quarter. The discounted cash flow analysis prepared as of December 31, 2021 resulted in the estimated fair value exceeding the carrying value by less than 10%. The key assumptions in the discounted cash flow analysis include revenue growth rates, pre-tax profit margins and the discount rate applied to the projected cash flows. The risk of future impairment increases with a decrease in projected cash flows and/or an increase in the discount rate. As of December 31, 2021, assuming all other assumptions remain static, an increase or decrease of 10% in projected revenue growth rates would result in a corresponding change to estimated fair value of approximately 6%. An increase or decrease of 10% in pre-tax profit margins would result in a corresponding change to estimated fair value of approximately 12%. An increase or decrease in the discount rate of 25 basis points would result in an inverse change to estimated fair value of approximately 3%. The market volatility and other events related to the Pandemic could further reduce the AUM, revenues and earnings associated with these intangible assets and may result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which may result in an impairment. For additional information on risks related to the Pandemic, see Item 1A - Risk Factors - General Risk Factors - Other General Risks - Potential Adverse Effects of Unpredictable Events or Consequences (including the Pandemic).
At December 31, 2021, Federated Hermes had $400.9 million in indefinite-lived intangible assets recorded on its Consolidated Balance Sheets. No impairments were recorded during the years ended December 31, 2021, 2020 or 2019.
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
Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility, while credit risk is the risk that an issuer of debt securities may default on its obligations. At December 31, 2021, Federated Hermes was exposed to interest-rate risk as a result of investments in debt securities held by certain consolidated investment companies and strategies ($72.8 million) and holding investments in fixed-income Federated Hermes Funds ($26.5 million). At December 31, 2021, management considered a hypothetical 300-basis-point fluctuation in interest rates. Management determined that the impact of such a fluctuation on these investments would not have a material effect on Federated Hermes' financial condition or results of operations. At December 31, 2021, these investments and additional investments in money market accounts ($173.1 million) exposed Federated Hermes to credit risk. At December 31, 2021, management considered a hypothetical 300-basis-point fluctuation in credit spreads. Management determined that such a fluctuation could impact Federated Hermes' financial condition and results of operations by approximately $13 million.
Federated Hermes was also exposed to interest-rate risk in connection with the Credit Agreement. The Credit Agreement bears interest based on LIBOR plus a 100 basis point spread. At December 31, 2021, the balance of the Credit Agreement was $223.4 million. Management considered a hypothetical 300-basis-point fluctuation in LIBOR interest rates running through the Credit Agreement's expiration in 2026 and determined that the impact of such a fluctuation could impact Federated Hermes' financial condition and results of operations by approximately $19 million. The Credit Agreement also exposed Federated Hermes to credit risk at December 31, 2021. If Federated Hermes' credit rating were to be downgraded, Federated Hermes would be subject to an increase in both the interest rate spread and commitment fee, in accordance with the Credit Agreement. Management determined that the impact of such a downgrade would not have a material effect on Federated Hermes' financial condition or results of operations.
Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss. Federated Hermes was exposed to price risk as a result of its $77.5 million investment in equity Federated Hermes Funds and Separate Accounts at December 31, 2021. Federated Hermes' investment in these products and strategies represents its maximum exposure to loss. At December 31, 2021, management considered a hypothetical 20% fluctuation in fair value and determined that such a fluctuation on these investments could impact Federated Hermes' financial condition and results of operations by approximately $16 million.
Foreign exchange risk is the risk that an investment's value will change due to changes in currency exchange rates. As of December 31, 2021, Federated Hermes was exposed to foreign exchange risk as a result of its investments in Federated Hermes

Funds holding non-U.S. dollar securities as well as non-U.S. dollar operating cash accounts and receivables held by certain foreign operating subsidiaries of Federated Hermes ($61.5 million). Of these investments, cash accounts and receivables held at December 31, 2021, management considered a hypothetical 20% fluctuation and determined that such a fluctuation could impact Federated Hermes' financial condition and results of operations by approximately $12 million.
Federated Hermes also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency risk when translated into U.S. dollars upon consolidation. During 2021, a British Pound Sterling-denominated, majority-owned subsidiary of Federated Hermes entered into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar (combined notional amount of £69.6 million). This subsidiary is exposed to foreign currency exchange risk as a result of a portion of its revenue being earned in U.S. Dollars. Management considered a hypothetical 20% fluctuation in the currency exchange rate and determined that such a fluctuation could impact Federated Hermes' financial condition and results of operations by approximately $11 million.
In addition to market risks attributable to Federated Hermes' investments, nearly all of Federated Hermes' revenue is calculated based on AUM. Accordingly, changes in the market value of managed assets have a direct impact on Federated Hermes' revenue. Declines in the fair values of these assets as a result of changes in the market or other conditions will negatively impact revenue and net income. Assuming the ratio of revenue from managed assets to average AUM for 2021 remained unchanged, a 20% decline in the average AUM would result in a corresponding 20% decline in revenue. Certain expenses, including distribution and compensation and related expenses, may not vary in proportion with changes in the market value of managed assets. As such, the impact on net income from a decline in the market values of managed assets may be greater or less than the percentage decline in the market value of managed assets. For further discussion of managed assets and factors that impact Federated Hermes' revenue, see Item 1A - Risk Factors and sections included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - General and Asset Highlights.

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
Management assessed the effectiveness of Federated Hermes' internal control over financial reporting as of December 31, 2021, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2021, Federated Hermes' internal controls over financial reporting were effective. Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this annual report and has audited the effectiveness of the internal control over financial reporting.
Federated Hermes, Inc.

/s/ J. Christopher Donahue	/s/ Thomas R. Donahue
J. Christopher Donahue	Thomas R. Donahue
President and Chief Executive Officer	Chief Financial Officer

February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Federated Hermes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Federated Hermes, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Indefinite-Lived Intangible Assets
Description of the Matter	At December 31, 2021, the Company had $203.4 million of indefinite-lived intangible assets related to the rights to manage fund assets acquired in connection with the 2018 Hermes Fund Managers Limited (HFML) acquisition (HFML indefinite-lived intangible asset). As described in Note 1(j) to the consolidated financial statements, indefinite-lived intangible assets are tested for impairment at the accounting unit level annually, or when indicators of potential impairment exist, to determine whether it is more likely than not that the accounting unit is impaired. If the Company's carrying value of its accounting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying value over the fair value.
Auditing the Company's annual impairment test of the HFML indefinite-lived intangible asset was complex and judgmental due to the significant estimation uncertainty in determining the fair value of this accounting unit. The significant assumptions used to estimate the fair value of the HFML indefinite-lived intangible asset included the discount rate and certain assumptions that form the basis of the forecasted results, such as projected revenue growth rates and projected pre-tax profit margins. These significant assumptions are forward-looking and could be materially affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's impairment testing process for indefinite-lived intangible assets, including controls over management's review of the significant assumptions described above.
Our audit procedures to test the estimated fair value of the Company's HFML indefinite-lived intangible asset included, among others evaluating management's significant assumptions described above and testing the completeness and accuracy of the underlying data. With the assistance of our valuation specialists, we evaluated the reasonableness of the Company's valuation methodology and significant assumptions. Our procedures included, among others, evaluating the selection of the discount rate by comparing the selected discount rate to the Company's weighted average cost of capital, testing the objective source information underlying the determination of the discount rate, and comparing management's discount rate to an independently developed range. We also compared the significant assumptions to current industry, market and economic data, historical results and other relevant information. We evaluated management's ability to accurately project revenues and pre-tax profit margins by comparing actual results to management’s historical forecasts. Additionally, we performed sensitivity analyses of certain significant assumptions described above to evaluate the changes in the fair value of the HFML indefinite-lived intangible asset that would result from reasonably expected changes in the significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1996.
Pittsburgh, Pennsylvania
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Federated Hermes, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Federated Hermes, Inc.'s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Federated Hermes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 25, 2022

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

December 31,	2021	2020
ASSETS
Current Assets
Cash and Cash Equivalents	$233,327	$301,819
Investments—Consolidated Investment Companies	105,542	91,359
Investments—Affiliates and Other	87,805	45,593
Receivables, net of reserve of $21 and $16, respectively	65,317	64,857
Receivables—Affiliates	30,956	41,107
Prepaid Expenses	29,322	22,130
Other Current Assets	7,178	8,478
Total Current Assets	559,447	575,343
Long-Term Assets
Goodwill	798,871	800,267
Intangible Assets, net	471,209	481,753
Property and Equipment, net	46,965	52,610
Right-of-Use Assets, net	108,306	122,078
Other Long-Term Assets	33,389	28,788
Total Long-Term Assets	1,458,740	1,485,496
Total Assets	$2,018,187	$2,060,839
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$64,019	$61,736
Accrued Compensation and Benefits	162,203	170,646
Lease Liabilities	17,447	15,845
Other Current Liabilities	27,038	17,219
Total Current Liabilities	270,707	265,446
Long-Term Liabilities
Long-Term Debt	223,350	75,000
Long-Term Deferred Tax Liability, net	205,206	187,937
Long-Term Lease Liabilities	105,270	121,922
Other Long-Term Liabilities	36,435	36,550
Total Long-Term Liabilities	570,261	421,409
Total Liabilities	840,968	686,855
Commitments and Contingencies (Note (20))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	63,202	236,987
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders' Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 109,505,456 Shares Issued	448,929	418,669
Retained Earnings	1,187,001	1,027,699
Treasury Stock, at Cost, 16,094,488 and 10,174,013 Shares Class B Common Stock, respectively	(538,464)	(324,731)
Accumulated Other Comprehensive Income (Loss), net of tax	16,362	15,171
Total Permanent Equity	1,114,017	1,136,997
Total Liabilities, Temporary Equity and Permanent Equity	$2,018,187	$2,060,839
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

Years Ended December 31,	2021	2020	2019
Revenue
Investment Advisory Fees, net—Affiliates	$656,958	$769,836	$685,849
Investment Advisory Fees, net—Other	259,026	241,631	221,756
Administrative Service Fees, net—Affiliates	306,639	318,152	245,887
Other Service Fees, net—Affiliates	61,326	103,862	161,421
Other Service Fees, net—Other	16,498	14,787	11,981
Total Revenue	1,300,447	1,448,268	1,326,894
Operating Expenses
Compensation and Related	532,492	503,400	442,147
Distribution	160,884	318,343	340,663
Systems and Communications	75,429	64,698	52,988
Professional Service Fees	60,331	55,123	43,714
Office and Occupancy	44,573	38,975	44,926
Advertising and Promotional	21,600	15,834	17,774
Travel and Related	5,337	4,566	16,645
Other	33,529	29,178	20,110
Total Operating Expenses	934,175	1,030,117	978,967
Operating Income	366,272	418,151	347,927
Nonoperating Income (Expenses)
Investment Income, net	3,171	4,119	4,450
Gain (Loss) on Securities, net	9,532	18,067	4,966
Debt Expense	(1,785)	(2,678)	(5,037)
Other, net	(900)	8,398	12,965
Total Nonoperating Income (Expenses), net	10,018	27,906	17,344
Income Before Income Taxes	376,290	446,057	365,271
Income Tax Provision	103,982	110,035	88,146
Net Income Including the Noncontrolling Interests in Subsidiaries	272,308	336,022	277,125
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	2,015	9,658	4,786
Net Income	$270,293	$326,364	$272,339
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic	$2.77	$3.25	$2.69
Earnings Per Common Share—Diluted	$2.75	$3.23	$2.69
Cash Dividends Per Share	$1.08	$2.08	$1.08
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

Years Ended December 31,	2021	2020	2019
Net Income Including the Noncontrolling Interests in Subsidiaries	$272,308	$336,022	$277,125

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	1,191	15,420	14,368
Temporary Equity
Foreign Currency Translation Gain (Loss)	(7,443)	6,593	6,907
Other Comprehensive Income (Loss), net of tax	(6,252)	22,013	21,275
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	266,056	358,035	298,400
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interest in Subsidiaries	(5,428)	16,251	11,693
Comprehensive Income Attributable to Federated Hermes, Inc.	$271,484	$341,784	$286,707
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Shares
	Class A	Class B	Treasury
Balance at January 1, 2019	9,000	100,803,382	8,702,074
Net Income (Loss)	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	941,074	(941,074)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0
Business Acquisition	0	0	0
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	0
Purchase of Treasury Stock	0	(614,077)	614,077
Balance at December 31, 2019	9,000	101,130,379	8,375,077
Net Income (Loss)	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	1,141,331	(1,141,331)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	0
Purchase of Treasury Stock	0	(2,940,267)	2,940,267
Balance at December 31, 2020	9,000	99,331,443	10,174,013
Net Income (Loss)	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	1,225,363	(1,225,363)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0
Acquisition of Additional Equity of HFML	0	0	0
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	0
Purchase of Treasury Stock	0	(7,145,838)	7,145,838
Balance at December 31, 2021	9,000	93,410,968	16,094,488
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Federated Hermes, Inc. Shareholders' Equity
Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
$367,252	$791,823	$(287,337)	$(14,617)	$857,121	$182,513
0	272,339	0	0	272,339	4,786
0	0	0	14,368	14,368	6,907
0	0	0	0	0	9,356
0	0	0	0	0	454
24,958	(20,614)	22,045	0	26,389	7,888
0	(109,049)	0	0	(109,049)	0
0	0	0	0	0	(3,580)
0	0	0	0	0	(386)
0	(4,148)	0	0	(4,148)	4,148
0	0	(15,740)	0	(15,740)	0
$392,210	$930,351	$(281,032)	$(249)	$1,041,280	$212,086
0	326,364	0	0	326,364	9,658
0	0	0	15,420	15,420	6,593
0	0	0	0	0	20,985
0	0	0	0	0	(3,424)
26,648	(22,751)	24,206	0	28,103	8,786
0	(207,744)	0	0	(207,744)	0
0	0	0	0	0	(16,218)
0	1,479	0	0	1,479	(1,479)
0	0	(67,905)	0	(67,905)	0
$418,858	$1,027,699	$(324,731)	$15,171	$1,136,997	$236,987
0	270,293	0	0	270,293	2,015
0	0	0	1,191	1,191	(7,443)
0	0	0	0	0	998,965
0	0	0	0	0	(985,248)
30,260	(24,518)	25,995	0	31,737	9,410
0	(105,729)	0	0	(105,729)	0
0	0	0	0	0	(4,926)
0	0	0	0	0	(167,302)
0	19,256	0	0	19,256	(19,256)
0	0	(239,728)	0	(239,728)	0
$449,118	$1,187,001	$(538,464)	$16,362	$1,114,017	$63,202

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

Years Ended December 31,	2021	2020	2019
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$272,308	$336,022	$277,125
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Other Amortization	30,010	29,932	27,999
Share-Based Compensation Expense	30,294	26,669	25,057
Subsidiary Share-Based Compensation Expense	9,411	8,786	7,888
(Gain) Loss on Disposal of Assets	(6,964)	1,382	(1,085)
Provision (Benefit) for Deferred Income Taxes	19,033	18,169	7,452
Net Unrealized (Gain) Loss on Investments	(1,965)	(19,403)	(6,915)
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(179,419)	(12,978)	(26,434)
Consolidation/(Deconsolidation) of Investment Companies	10,379	(3,051)	0
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	6,662	11,654	(7,250)
(Increase) Decrease in Prepaid Expenses and Other Assets	10,275	(33,588)	7,411
Increase (Decrease) in Accounts Payable and Accrued Expenses	(6,365)	695	30,912
Increase (Decrease) in Other Liabilities	(23,276)	8,952	(7,220)
Net Cash Provided (Used) by Operating Activities	170,383	373,241	334,940
Investing Activities
Purchases of Investments—Affiliates and Other	(9,429)	(25,513)	(103,445)
Cash Paid for Business Acquisitions, net of Cash Acquired	0	2,697	785
Cash Paid for Asset Acquisitions	(5,324)	0	(58,046)
Proceeds from Redemptions of Investments—Affiliates and Other	35,990	11,493	81,068
Cash Paid for Property and Equipment	(10,421)	(13,500)	(15,045)
Net Cash Provided (Used) by Investing Activities	10,816	(24,823)	(94,683)
Financing Activities
Dividends Paid	(105,764)	(207,765)	(109,147)
Purchases of Treasury Stock	(228,349)	(66,759)	(15,740)
Distributions to Noncontrolling Interests in Subsidiaries	(4,926)	(16,218)	(3,580)
Contributions from Noncontrolling Interests in Subsidiaries	107,635	20,985	9,356
Payments to Acquire Additional Equity in HFML	(165,886)	0	0
Proceeds from New Borrowings	295,650	100,000	8,800
Payments on Debt	(147,300)	(125,000)	(43,800)
Other Financing Activities	(532)	(379)	1,431
Net Cash Provided (Used) by Financing Activities	(249,472)	(295,136)	(152,680)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(2,311)	5,842	4,508
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(70,584)	59,124	92,085
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	308,635	249,511	157,426
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	238,051	308,635	249,511
Less: Restricted Cash Recorded in Other Current Assets	4,419	6,455	0
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	305	361	337
Cash and Cash Equivalents	$233,327	$301,819	$249,174
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$91,925	$98,730	$72,612
Interest	$1,133	$2,393	$4,606
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2021, 2020 and 2019)
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
(d) Revenue Recognition
All of Federated Hermes' revenue is earned from contracts with customers, which are generally terminable upon no more than 60 days' notice. Revenue is measured as the consideration to which Federated Hermes expects to be entitled in exchange for providing its services. This amount may be reduced by Fee Waivers. See Note (5) for information about current period Fee Waivers.
Revenue from providing investment advisory, administrative and the majority of other services is recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to customers. For these revenue streams, control is transferred over time as the customer simultaneously consumes the benefit of the service as it is provided. Federated Hermes utilizes a time-based measure of progress for which each day is a distinct service period over the life of the contract. Investment advisory, administrative and certain other service fees are generally calculated as a percentage of average net assets of the investment portfolios managed by Federated Hermes. Based on the nature of the calculation, the revenue for these services is accounted for as variable consideration, and is subject to factors outside of Federated Hermes' control, including investor activity and market volatility, and is recognized as these uncertainties are resolved. Certain other service fees are earned on fixed-rate contracts which are recorded over the life of the contract as services are performed. See Note (3) for information about expected future revenue.
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

Performance fees, including carried interest, are received from certain Federated Hermes Funds and Separate Accounts and are dependent upon meeting certain performance hurdles which typically arise from investment management services that began in prior periods. Because each fee arrangement is unique, contracts are evaluated on an individual basis for each reporting period. Performance fees are forms of variable consideration which are recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which involves significant judgement. Potential constraints impacting the amount of variable consideration recognized include factors outside of management's influence, such as market conditions and situations where the contract has a large number and broad range of possible amounts and, in the case of carried interest, certain clawback provisions which may require the return of previously received carried interest based on future fund performance. Federated Hermes records a contract liability for deferred carried interest to the extent it receives cash prior to meeting the revenue recognition criteria.
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
The fair value of Federated Hermes' investments is generally based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is generally based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. In the absence of observable market data inputs and/or value drivers, internally generated valuation techniques may be utilized in which one or more significant inputs or significant value drivers are unobservable in the market place. See Note (7) for additional information regarding the fair value of investments held as of December 31, 2021 and 2020.
(h) Derivatives and Hedging Instruments
From time to time, Federated Hermes may consolidate an investment product that holds freestanding derivative financial instruments for trading purposes. Federated Hermes reports such derivative instruments at fair value and records the changes in fair value in Gain (Loss) on Securities, net on the Consolidated Statements of Income.
From time to time, Federated Hermes may also enter into derivative financial instruments to hedge against the risk of movement in foreign exchange rates. Federated Hermes records all derivative financial instruments as either assets or liabilities on its Consolidated Balance Sheets and measures these instruments at fair value. Federated Hermes has not designated any derivative financial instrument as a hedging instrument for accounting purposes. In 2021, the gain or loss on these derivative instruments is recognized in Operating Expenses – Other on the Consolidated Statements of Income.
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
For both asset acquisitions and business combinations, the significant assumptions used in the valuation of the intangible assets acquired typically include: (1) the asset's estimated useful life; (2) projected AUM; (3) projected revenue growth rates; (4) projected pre-tax profit margins; (5) tax rates; (6) discount rates; and (7) in the case of a trade name valuation, a royalty rate.
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
Federated Hermes tests goodwill for impairment at least annually on June 30 or when indicators of potential impairment exist. Goodwill is evaluated at the reporting unit level. Federated Hermes has determined that it has a single reporting unit consistent with its single operating segment based on the management of Federated Hermes' operations as a single business: investment management. Federated Hermes uses a qualitative approach to test for potential impairment of goodwill. If, after considering various factors, management determines that it is more likely than not that goodwill is impaired, a quantitative goodwill impairment test is performed which compares the fair value of its reporting unit, including consideration of Federated Hermes' market capitalization, with its carrying amount. If the carrying amount of its reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit.
Federated Hermes has determined that certain acquired assets, primarily certain rights to manage fund assets and trade names, have indefinite useful lives. In reaching this conclusion, management considered the acquired assets' legal, regulatory and agreed-upon provisions, the highest and best use of the asset, the level of cost and effort required in agreed-upon renewals, and the effects of obsolescence, demand, competition and other economic factors that could impact the assets' fair value. The fair value of the rights to manage fund assets is determined using the excess earnings method, under the income approach. The fair value of the trade name is determined using the relief from royalty method, under the income approach. Federated Hermes has identified three units of accounting for purposes of indefinite-lived intangible impairment testing. The determination to group indefinite-lived intangible assets into three units of accounting is not a one-time evaluation. Rather, it is subject to reconsideration and may change depending on the facts and circumstances. On a quarterly basis, indefinite-lived intangible assets are reviewed for potential changes in useful life. In addition, an annual impairment test is performed at the accounting unit level, or when indicators of a potential impairment exist. Management may use a qualitative or quantitative approach which requires the weighting of positive and negative evidence collected through the consideration of various factors to determine whether it is more likely than not that an indefinite-lived intangible asset or asset group is impaired. In 2021, management used a quantitative approach for two units of account and a qualitative approach for the remaining unit of account. Management considers macroeconomic and entity-specific factors, including the asset's estimated useful life, projected AUM, projected revenue growth rates, projected pre-tax profit margins, tax rates, discount rates and, in the case of a trade name valuation, a royalty rate. If Federated Hermes' carrying amount of its accounting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying value over the fair value.
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
(n) Loss Contingencies
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
(o) Noncontrolling Interests
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
In the case of HFML, the noncontrolling interests primarily represent equity which is subject to put and call rights under a long-term incentive plan and award agreements with current and former employees, redeemable at the option of either the noncontrolling party or Federated Hermes at future predetermined dates, and therefore, not entirely within Federated Hermes' control. The subsidiary's net income or loss and related dividends are allocated to Federated Hermes and the noncontrolling interest holder based on their relative ownership percentages. The noncontrolling interests carrying value is adjusted on a quarterly basis to the higher of the carrying value or current redemption value (fair value), as of the balance sheet date, through a corresponding adjustment to retained earnings. Management may use an independent valuation expert to assist in estimating the current redemption value (fair value) using three methodologies: (1) the discounted cash flow methodology under the income approach; (2) the guideline public company methodology under the market approach and (3) the guideline public transaction methodology under the market approach. The estimated current redemption value is derived from equally weighting the result of each of the three methodologies. The estimation of the current redemption value includes significant assumptions concerning: (1) projected AUM; (2) projected revenue growth rates; (3) projected pre-tax profit margins; (4) tax rates and (5) discount rates.
(p) Treasury Stock
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
(q) Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss), net of tax is reported on the Consolidated Balance Sheets and the Consolidated Statements of Changes in Equity and includes unrealized gains and losses on foreign currency translation adjustments.
(r) Foreign Currency Translation
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
(s) Share-Based Compensation
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
Effective July 2, 2018, Federated Hermes established a non-public subsidiary share-based compensation plan for certain employees of one of its subsidiaries. The subsidiary grants equity awards in the form of restricted nonpublic subsidiary stock to certain members of the subsidiary's management and other key employees. The grant date fair value of the awards is recognized as Compensation and Related expense in the Consolidated Statements of Income on a straight-line basis over the requisite service period of the awards and is adjusted for actual forfeitures as they occur, with a corresponding adjustment to Redeemable Noncontrolling Interests in Subsidiaries in the Consolidated Balance Sheets.
(t) Advertising Costs
Federated Hermes generally expenses the cost of all advertising and promotional activities as incurred. Certain printed matter, however, such as sales brochures, are accounted for as prepaid supplies and are included in Other Current Assets on the Consolidated Balance Sheets until they are distributed or are no longer expected to be used, at which time their costs are expensed.
(u) Income Taxes
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
Following its review, management has determined that the investment in certain non-U.S. subsidiaries will be reinvested for an indefinite period of time. Federated Hermes has the ability and the intent to do this. In addition, under the various directives and protocols in the jurisdictions where these entities are located, management believes that any dividend from these non-U.S. subsidiaries would not be subject to a withholding tax. Additionally, Federated Hermes has elected to account for taxes related to temporary basis differences expected to reverse as Global Intangible Low-Taxed Income (GILTI) as tax expense in the period incurred, rather than factoring it into the measurement of deferred taxes. As of December 31, 2021, the unrecognized deferred tax liability associated with these subsidiaries is $9.1 million.
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
(2) Equity Acquisition and Business Combination
2021 Acquisition of HFML Noncontrolling Interests
On August 31, 2021, Federated Hermes completed the 2021 Acquisition of HFML Noncontrolling Interests to acquire 29.5% noncontrolling interests in HFML from BTPS for £116.5 million ($160.2 million) pursuant to the terms of a certain Put and Call Option Deed, dated July 2, 2018 (the Option Deed), between BTPS and Federated Hermes (2021 Acquisition of HFML Noncontrolling Interests). Because Federated Hermes had previously acquired a 60% controlling interest in HFML from BTPS as of July 1, 2018 with the 2018 HFML Acquisition, the 2021 Acquisition of HFML Noncontrolling Interests was accounted for as an acquisition of additional equity. The difference between the carrying value of the BTPS noncontrolling interests and the purchase price was reclassified from temporary equity to permanent equity. The remaining approximate 10% of the equity interests of HFML is held in an employee benefit trust for the benefit of certain members of HFML's management and other key employees under a long-term incentive plan established in connection with the 2018 HFML Acquisition.
Pursuant to the Option Deed, Federated Hermes and BTPS agreed upon a third-party valuation company, which determined the fair value of HFML for purposes of the Option Deed. The Option Deed provided that the consideration to be paid for BTPS' remaining interest in HFML would be based on BTPS' equity proportion of the fair value of HFML as determined in accordance with the terms of the Option Deed. Federated Hermes paid the purchase price by using a combination of cash on hand and borrowings under its corporate credit facility. Upon completion of the 2021 Acquisition of HFML Noncontrolling Interests, BTPS no longer has any ownership interest in HFML nor any representation on HFML's board of directors.
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
Federated Hermes performed a valuation of the fair market value of acquired assets and assumed liabilities of the HCL Acquisition. The accounting for this acquisition was finalized in the first quarter 2021. During the first quarter 2021, Federated Hermes recorded adjustments that primarily resulted from the consolidation of certain foreign subsidiaries not previously consolidated. The provisional amounts recognized for certain acquired assets and incurred liabilities were adjusted by $25.8 million and $17.2 million, respectively, with the net offset of $8.6 million recorded to the related redeemable noncontrolling interests in subsidiaries. This adjustment reflected facts and circumstances that existed as of the acquisition date. As a result of the consolidation of these subsidiaries, Federated Hermes recorded revenue of $6.9 million offset by $6.9 million of Compensation and Related expense, which represented the income and expense that would have been recorded had these entities been consolidated on March 1, 2020. There was no change to net income or earnings per share for the three-month period ended March 31, 2021 as a result of these adjustments.
The following table summarizes the final purchase price allocation determined as of the purchase date:

(in millions)
Cash and Cash Equivalents	$32.7
Other Current Assets[1]	11.8
Goodwill[2]	19.1
Intangible Assets[3]	27.6
Other Long-Term Assets	16.4
Less: Liabilities Acquired	(44.1)
Less: Fair Value of Redeemable Noncontrolling Interests in Subsidiaries[4]	(43.1)
Total Purchase Price Consideration	$20.4
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
4    The fair value of the noncontrolling interests was determined utilizing primarily the discounted cash flow methodology under the income approach.
(3) Revenue from Contracts with Customers
The following table presents Federated Hermes' revenue disaggregated by asset class:

(in thousands)	2021	2020	2019
Equity	$677,917	$551,028	$533,749
Money market	239,318	570,815	529,340
Fixed-income	237,702	193,649	179,102
Other[1]	145,510	132,776	84,703
Total Revenue	$1,300,447	$1,448,268	$1,326,894
1    Primarily includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), multi-asset and stewardship services revenue.
The following table presents Federated Hermes' revenue disaggregated by performance obligation:

(in thousands)	2021	2020	2019
Asset Management[1]	$915,984	$1,011,467	$907,605
Administrative Services	306,639	318,152	245,887
Distribution[2]	49,600	92,922	151,106
Other[3]	28,224	25,727	22,296
Total Revenue	$1,300,447	$1,448,268	$1,326,894
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
3    Primarily includes shareholder service fees and stewardship services revenue.

The following table presents Federated Hermes' revenue disaggregated by product type:

(in thousands)	2021	2020	2019
Federated Hermes Funds	$1,024,922	$1,191,851	$1,093,157
Separate Accounts	259,026	241,631	221,756
Other[1]	16,499	14,786	11,981
Total Revenue	$1,300,447	$1,448,268	$1,326,894
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at December 31, 2021. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to twelve months. Based on existing contracts and the exchange rates as of December 31, 2021, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
2022	$11,404
2023	4,714
2024	2,365
2025 and Thereafter	553
Total Remaining Unsatisfied Performance Obligations	$19,036
(4) Concentration Risk
The following information summarizes Federated Hermes' revenue concentrations. See additional information on the risks related to such concentrations in Item 1A - Risk Factors (unaudited).
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes' significant revenue concentration by asset class over the last three years:

	2021	2020	2019
Equity Assets	52%	38%	40%
Money Market Assets	19%	40%	40%
Fixed-Income Assets	18%	13%	14%
The change in the relative proportion of Federated Hermes' revenue attributable to equity and fixed-income assets in 2021, as compared to the same period in 2020, was primarily the result of decreased money market revenue and higher average equity and fixed-income assets in 2021.
The change in the relative proportion of Federated Hermes' revenue attributable to money market assets in 2021, as compared to the same period in 2020, was primarily the result of an increase in Voluntary Yield-related Fee Waivers. See section below entitled Low Short-Term Interest Rates.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the Pandemic, FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Beginning in the first quarter 2020, Federated Hermes began to implement Voluntary Yield-related Fee Waivers in order for certain money market funds to maintain positive or zero net yields. These Voluntary Yield-related Fee

Waivers have been partially offset by related reductions in distribution expense as a result of Federated Hermes' mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers.
For the year ended December 31, 2021, Voluntary Yield-related Fee Waivers totaled $420.3 million. These fee waivers were partially offset by related reductions in distribution expenses of $277.1 million, such that the net negative pre-tax impact to Federated Hermes was $143.2 million. See Management's Discussion and Analysis - Business Developments - Low Short-Term Interest Rates for additional information on management's expectations regarding Voluntary Yield-related Fee Waivers (unaudited).
(b) Revenue Concentration by Investment Fund Strategy
The following table presents Federated Hermes' revenue concentration by investment fund strategy over the last three years:

	2021	2020	2019
Federated Hermes Kaufmann Fund and Federated Hermes Kaufmann Fund II	11%	9%	9%
Federated Hermes Strategic Value Dividend strategy[1]	9%	8%	11%
Federated Hermes Government Obligations Fund	5%	13%	10%
1    Strategy includes Federated Hermes Funds and Separate Accounts.
A significant and prolonged decline in the AUM in these funds could have a material adverse effect on Federated Hermes' future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds.
(c) Revenue Concentration by Intermediary
Approximately 3%, 7% and 11% of Federated Hermes' total revenue for 2021, 2020 and 2019, respectively, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. The decrease in 2021 was primarily due to an increase in Voluntary Yield-related Fee Waivers. Continued Voluntary Yield-related Fee Waivers or a negative change in Federated Hermes' relationship with this intermediary may have a material adverse effect on Federated Hermes' future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
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
In the ordinary course of business, Federated Hermes may implement fee waivers for various Federated Hermes Funds for competitive reasons (such as Voluntary Yield-related Fee Waivers or to maintain certain fund ratios/yields), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the years ended December 31, 2021, 2020 and 2019, Fee Waivers totaled $917.9 million, $675.3 million and $427.3 million, respectively, of which $775.6 million, $537.8 million and $311.6 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business may make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of a money market Federated Hermes Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund's NAV, increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and SEC guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no material contributions for the year ended December 31, 2021. There were no contributions for the years ended December 31, 2020 and 2019.
In accordance with Federated Hermes' consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of December 31, 2021 and 2020.
(a) Consolidated Voting Rights Entities
Although most of the Federated Hermes Funds meet the definition of a VRE, Federated Hermes consolidates VREs only when it is deemed to have control. Consolidated VREs are reported on Federated Hermes' Consolidated Balance Sheets primarily in Investments—Consolidated Investment Companies and Redeemable Noncontrolling Interests in Subsidiaries.
(b) Consolidated Variable Interest Entities
As of December 31, 2021 and 2020, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes' net interest in the consolidated VIEs at December 31:

(in millions)	2021	2020
Cash and Cash Equivalents	$3.0	$0.2
Investments—Consolidated Investment Companies	35.9	12.1
Other Assets	0.1	0.1
Long-Term Investments	13.8	0.0
Less: Liabilities	1.4	0.1
Less: Redeemable Noncontrolling Interests in Subsidiaries	33.3	0.0
Federated Hermes' Net Interest in VIEs	$18.1	$12.3
Federated Hermes' net interest in the consolidated VIEs represents the value of Federated Hermes' economic ownership interest in that VIE.
During the year ended December 31, 2021, as a result of the HCL Acquisition, Federated Hermes consolidated certain VIEs not previously consolidated. See Note (2) for additional information. In addition, Federated Hermes consolidated a Federated Hermes Fund VIE in which it was the primary beneficiary. There was no material impact to the Consolidated Statements of Income as a result of these consolidations. During the quarter ended December 31, 2021, Federated Hermes liquidated its investment in one consolidated VIE in which it was the only remaining shareholder. Accordingly, Federated Hermes redeemed $5.0 million from Investments-Consolidated Investment Companies on the Consolidated Balance Sheets as of the date of the liquidation. There was no impact to the Consolidated Statements of Income as a result of this liquidation. There were no other consolidations or deconsolidations of VIEs during the year ended December 31, 2021.
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
At December 31, 2021 and 2020, Federated Hermes' maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $170.6 million and $106.0 million, respectively, (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $8.0 billion and $9.1 billion at December 31, 2021 and 2020, respectively. Of the Receivables—Affiliates at December 31, 2021 and 2020, $0.7 million and $0.4 million, respectively, related to non-consolidated VIEs and represented Federated Hermes' maximum risk of loss from non-consolidated VIE receivables.

(6) Investments
At December 31, 2021 and 2020, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $77.6 million and $36.0 million, respectively, primarily in mutual funds which invest in equity securities and held investments in Separate Accounts of $10.2 million and $9.6 million at December 31, 2021 and 2020, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes' investments held in Separate Accounts as of December 31, 2021 and 2020, were primarily composed of domestic debt securities ($5.2 million for both periods) and stocks of large domestic and foreign companies ($3.4 million and $3.1 million, respectively).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (5)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes' Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of December 31, 2021 and 2020, were primarily composed of domestic and foreign debt securities ($65.2 million and $48.6 million, respectively), stocks of large domestic and foreign companies ($28.5 million and $35.2 million, respectively) and stocks of small and mid-sized domestic and foreign companies ($7.4 million and $6.4 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes' investments:

(in thousands)	2021	2020	2019
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$642	$13,862	$4,759
Net Realized Gains (Losses)[1]	1,609	(1,352)	(1,243)
Net Gains (Losses) on Investments—Consolidated Investment Companies	2,251	12,510	3,516
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	1,323	5,541	2,156
Net Realized Gains (Losses)[1]	5,958	16	(706)
Net Gains (Losses) on Investments—Affiliates and Other	7,281	5,557	1,450
Gain (Loss) on Securities, net	$9,532	$18,067	$4,966
1    Realized gains and losses are computed on a specific-identification basis.
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

(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes' financial assets and liabilities measured at fair value on a recurring basis at December 31:

(in thousands)	Level 1	Level 2	Level 3	Total
2021
Financial Assets
Cash and Cash Equivalents	$233,327	$0	$0	$233,327
Investments—Consolidated Investment Companies	38,799	66,743	0	105,542
Investments—Affiliates and Other	82,594	5,165	46	87,805
Other[1]	7,105	0	0	7,105
Total Financial Assets	$361,825	$71,908	$46	$433,779

Total Financial Liabilities[2]	$0	$1,644	$11,652	$13,296

2020
Financial Assets
Cash and Cash Equivalents	$301,819	$0	$0	$301,819
Investments—Consolidated Investment Companies	13,622	77,737	0	91,359
Investments—Affiliates and Other	40,010	5,247	336	45,593
Other[1]	9,188	5,143	0	14,331
Total Financial Assets	$364,639	$88,127	$336	$453,102

Total Financial Liabilities[2]	$0	$89	$12,896	$12,985
1    Amounts primarily consist of restricted cash and security deposits as of December 31, 2021 and restricted cash, security deposits and a derivative asset as of December 31, 2020.
2    Amounts primarily consist of acquisition-related future contingent consideration liabilities and a derivative liability as of December 31, 2021 and acquisition-related future contingent consideration liabilities as of December 31, 2020.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at December 31, 2021 or 2020.
Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $183.4 million and $244.3 million at December 31, 2021 and 2020, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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

Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes may be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of December 31, 2021, acquisition-related future consideration liabilities of $11.7 million were primarily related to business combinations made in the first quarter of 2020 and were recorded in Other Current Liabilities ($7.2 million) and Other Long-Term Liabilities ($4.5 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes' liability for future consideration payments related to these business combinations/asset acquisitions:

(in thousands)
Balance at December 31, 2020	$12,896
Changes in Fair Value	1,051
Contingent Consideration Payments	(2,295)
Balance at December 31, 2021	$11,652
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of December 31, 2021 and December 31, 2020, these investments totaled $17.5 million and $6.9 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2021.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes' debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.
(8) Derivatives
During the third quarter of 2021, Federated Hermes entered into a foreign currency forward transaction in order to hedge against foreign exchange rate fluctuations associated with the payment for the 2021 Acquisition of HFML Noncontrolling Interests. The forward was not designated as a hedging instrument for accounting purposes. The forward transaction settled in the third quarter of 2021 and Federated Hermes recorded $1.3 million of expense in Nonoperating Income (Expenses) - Other, net on the Consolidated Statements of Income as a result of the change in fair value of this derivative.
HFML, a British Pound Sterling-denominated, majority-owned subsidiary of Federated Hermes, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar. None of the forwards have been designated as hedging instruments for accounting purposes. As of December 31, 2021, this subsidiary held foreign currency forward derivative instruments with a combined notional amount of £69.6 million and expiration dates ranging from March 2022 through September 2022. Federated Hermes recorded $1.6 million in Other Current Liabilities on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2021.
As of December 31, 2020, HFML held foreign currency forward derivative instruments with a combined notional amount of £47.3 million and expiration dates ranging from March 2021 through September 2021. Federated Hermes recorded $5.1 million in Receivables on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2020.

(9) Intangible Assets
(a) Indefinite-lived intangible assets
Indefinite-lived intangible assets are recorded in Intangible Assets, net on the Consolidated Balance Sheets and include rights to manage fund assets ($347.8 million and $343.5 million at December 31, 2021 and 2020, respectively) and trade names ($53.1 million and $53.6 million at December 31, 2021 and 2020, respectively). The increase in indefinite-lived intangible assets at December 31, 2021 as compared to December 31, 2020 is primarily due to $5.3 million of intangible assets recorded in connection with an asset purchase during 2021, partially offset by a $2.6 million decrease in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations.
(b) Finite-lived intangible assets
Finite-lived intangible assets primarily represent customer relationships and consist of the following at December 31:

(in thousands)	2021	2020
Cost	$109,904	$111,041
Accumulated Amortization	(39,618)	(26,372)
Carrying Value	$70,286	$84,669
The decrease in finite-lived intangible assets at December 31, 2021 as compared to December 31, 2020 primarily relates to amortization expense.
Amortization expense for finite-lived intangible assets was $13.8 million, $13.8 million and $7.5 million in 2021, 2020 and 2019, respectively, and was recorded as operating expense in Other expense on the Consolidated Statements of Income.
Expected aggregate annual amortization expense for finite-lived intangible assets in each of the five succeeding years assuming no new acquisitions or impairments is shown in the table below:

(in thousands)
2022	$13,347
2023	13,314
2024	12,366
2025	12,285
2026	8,275
(c) Goodwill
Goodwill at December 31, 2021 decreased $1.4 million from December 31, 2020 primarily as a result of foreign exchange rate fluctuations on goodwill denominated in a foreign currency.
(10) Property and Equipment
Property and equipment consisted of the following at December 31:

(in thousands)	Estimated Useful Life			2021	2020
Computer Software and Hardware	1	to	7 years	$94,230	$94,662
Leasehold Improvements	Up to term of lease			41,826	39,546
Transportation Equipment	14 years			17,851	17,851
Office Furniture and Equipment	4	to	15 years	6,682	6,868
Total Cost				160,589	158,927
Accumulated Depreciation				(113,624)	(106,317)
Property and Equipment, net				$46,965	$52,610
Depreciation expense was $15.4 million, $16.0 million and $16.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, and was recorded in Office and Occupancy expense on the Consolidated Statements of Income.

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
The Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The interest on the borrowings from the revolving credit facility is calculated at the monthly London Interbank Offering Rate (LIBOR) plus a spread unless a base rate option is elected. The borrowings under the revolving credit facility may include up to $50 million for which interest is calculated at the daily LIBOR plus a spread unless a base rate option is elected (Swing Line). The Credit Agreement provides for a replacement reference interest rate index upon the eventual discontinuation of LIBOR, which can be either the term Secured Overnight Financing Rate (SOFR) plus a spread or daily simple SOFR plus a spread, each having a benchmark adjustment applied based on its historical relationship to LIBOR, or another alternative interest rate index (selected by the administrative agent and Federated Hermes) plus a spread.
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, may elect to make discretionary principal payments. During 2021, Federated Hermes borrowed $295.7 million and repaid $147.3 million from the revolving credit facility under the Credit Agreement and Prior Credit Agreement.
As of December 31, 2021 and 2020, the amounts outstanding under the revolving credit facility were $223.4 million and $75.0 million, respectively, and were recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 1.161% and 1.277% as of December 31, 2021 and 2020, respectively, which was calculated at LIBOR plus a spread. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender's commitment. As of December 31, 2021, Federated Hermes has $126.6 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.
The Credit Agreement, similar to the Prior Credit Agreement, includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated Hermes was in compliance with all covenants at and during the year ended December 31, 2021. See the Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited) for additional information. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Third Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.
(12) Employee Benefit Plans
Federated Hermes offers defined contribution plans to its employees. The total expense for these plans recognized in Compensation and Related expense amounted to $14.4 million, $13.4 million and $12.3 million for 2021, 2020 and 2019, respectively.
(13) Share-Based Compensation
(a) Restricted Stock
Federated Hermes' long-term stock-incentive compensation is provided under the Stock Incentive Plan (the Plan), as amended and subsequently approved by shareholders from time to time. Share-based awards are granted to reward Federated Hermes' employees and non-management directors who have contributed to the success of Federated Hermes and to provide incentive to increase their efforts on behalf of Federated Hermes. Since the Plan's inception, a total of 30.6 million shares of Class B common stock have been authorized for granting share-based awards in the form of restricted stock, stock options or other share-based awards. As of December 31, 2021, 1.3 million shares are available under the Plan.
On December 15, 2021, the compensation committee and board of directors of Federated Hermes approved, subject to the consent of the holder of its Class A common stock (Class A Shareholder), amendments to the Plan, including to increase the number of shares of Federated Hermes' Class B common stock authorized under the Plan by 5.5 million shares from 30.6 million shares to 36.1 million shares. The Class A Shareholder was the only shareholder of Federated Hermes entitled to approve the amendments to the Plan. See Note (22) for additional information on the approval of the Plan.
Share-based compensation expense was $30.3 million, $26.7 million and $25.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The associated tax benefits recorded in connection with share-based compensation expense were $7.1 million, $6.4 million and $6.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, the maximum remaining unrecognized compensation expense related to share-based awards approximated $81.5 million which is expected to be recognized over a weighted-average period of approximately 6 years.
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
The following table summarizes activity of non-vested restricted stock awards for the year ended December 31, 2021:

	Restricted Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2021	3,961,392	$26.17
Granted[1]	1,218,613	30.07
Vested	(957,840)	26.01
Forfeited	(49,083)	26.65
Non-vested at December 31, 2021	4,173,082	$27.33
1    During 2021, Federated Hermes awarded 726,613 shares of restricted Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This bonus restricted stock, which was granted on the bonus payment dates and issued out of treasury, generally vests over a three-year period. In addition, Federated Hermes awarded 492,000 shares of restricted Class B common stock under this same Plan that generally vests over a ten-year period.
Federated Hermes awarded 1,218,613 shares of restricted Class B common stock with a weighted-average grant-date fair value of $30.07 to employees during 2021; awarded 1,134,581 shares of restricted Class B common stock with a weighted-average grant-date fair value of $25.98 to employees during 2020; and awarded 928,324 shares of restricted Class B common stock with a weighted-average grant-date fair value of $30.10 to employees during 2019.
The total fair value of restricted stock vested during 2021, 2020 and 2019 was $29.9 million, $23.2 million and $28.4 million, respectively.
(b) Subsidiary Stock Plan
Effective July 2, 2018, Federated Hermes established a non-public subsidiary share-based compensation plan for certain employees of one of its subsidiaries. These awards, which are subject to continued-service vesting requirements, vest over a period of three to five years. At various predetermined dates, but no earlier than 9 months after vesting, award holders have a right to exercise a put option to sell shares to Federated Hermes at fair value and Federated Hermes has a right to exercise a call option to acquire shares at fair value. Federated Hermes recognized compensation expense for this plan of $9.4 million, $8.8 million and $7.9 million in Compensation and Related expense on the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, the remaining unrecognized compensation expense related to these plan awards approximated $16 million which is expected to be recognized over a weighted-average period of approximately 2 years. See Note (22) for information on a tender offer.

(14) Common Stock
The Class A Shareholder has the entire voting rights of Federated Hermes; however, without the consent of the majority of the holders of Class B common stock, the Class A Shareholder cannot alter Federated Hermes' structure, dispose of all or substantially all of its assets, amend its Articles of Incorporation or Bylaws to adversely affect the Class B common stockholders, or liquidate or dissolve Federated Hermes. With respect to dividends, distributions and liquidation rights, the Class A common stock and Class B common stock have equal preferences and rights.
(a) Dividends
Cash dividends of $105.8 million, $207.8 million and $109.1 million were paid in 2021, 2020 and 2019, respectively, to holders of Federated Hermes common stock. Of the amount paid in 2020, $99.3 million represented a $1.00 per share special dividend paid in the fourth quarter. All dividends were considered ordinary dividends for tax purposes.
(b) Treasury Stock
In October 2016, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 4 million shares of Class B common stock. This program was fulfilled in March 2020. In March 2020, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 500 thousand shares of Class B common stock. This program was fulfilled in May 2020. In April 2020, the board of directors authorized a share repurchase program with no stated expiration date that allows the buy back of up to 3.5 million shares of Class B common stock. This program was fulfilled in May 2021. In April and December 2021, the board of directors authorized share repurchase programs with no stated expiration dates that allow the repurchase of up to 4 million and 7.5 million shares, respectively, of Class B common stock. The April 2021 program was fulfilled in December 2021. No other program existed as of December 31, 2021. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes' board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the year ended December 31, 2021, Federated Hermes repurchased 7.1 million shares of its Class B common stock for $239.7 million ($12.5 million of which was accrued in Other Current Liabilities as of December 31, 2021), nearly all of which were repurchased in the open market. At December 31, 2021, 6.1 million shares remained available to be repurchased under this share repurchase program.
(15) Income Taxes
Federated Hermes files a consolidated federal income tax return. Financial statement tax expense is determined under the liability method.
Income Tax Provision consisted of the following expense/(benefit) components for the years ended December 31:

(in thousands)	2021	2020	2019
Current:
Federal	$73,351	$76,936	$67,745
State	8,628	11,759	10,158
Foreign	2,970	3,171	2,791
Total Current	84,949	91,866	80,694
Deferred:
Federal	3,457	9,991	6,395
State	1,421	2,365	1,427
Foreign	14,155	5,813	(370)
Total Deferred	19,033	18,169	7,452
Total	$103,982	$110,035	$88,146

The reconciliation between the statutory income tax rate and the effective tax rate consisted of the following for the years ended December 31:

	2021	2020	2019
Expected Federal Statutory Income Tax Rate	21.0%	21.0%	21.0%
Increase/(Decrease):
State and Local Income Taxes, net of Federal Benefit	1.9	2.4	2.4
Foreign Income Taxes	3.6	0.8	(0.1)
Non-Deductible Executive Compensation	1.2	0.8	0.9
Other	(0.1)	(0.3)	(0.1)
Effective Tax Rate	27.6%	24.7%	24.1%
The effective tax rate for 2021 increased to 27.6% as compared to the effective tax rate for 2020 of 24.7% primarily due to an increase in foreign deferred tax expense in connection with the revaluation of net foreign deferred tax liabilities resulting from recent UK legislation that increases the UK corporate income tax rate from 19% to 25% effective April 1, 2023.
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

(in thousands)	2021	2020
Deferred Tax Assets
Tax Net Operating Loss Carryforwards	$71,492	$74,274
Lease liability	28,160	30,931
Compensation related	21,457	18,033
Other	1,125	871
Total Deferred Tax Assets	122,234	124,109
Valuation Allowance	(59,250)	(61,089)
Total Deferred Tax Asset, net of Valuation Allowance	$62,984	$63,020
Deferred Tax Liabilities
Intangible Assets	$232,702	$211,127
Right-of-use asset	25,854	28,981
Property and equipment	3,783	5,121
Other	5,851	5,728
Total Gross Deferred Tax Liability	$268,190	$250,957
Net Deferred Tax Liability	$205,206	$187,937
Long-Term Deferred Tax Liability, net at December 31, 2021 increased $17.3 million from December 31, 2020 primarily due to recent UK legislation that increases the UK corporate income tax rate from 19% to 25% effective April 1, 2023.
At December 31, 2021, Federated Hermes had deferred tax assets related to state and foreign tax net operating loss carryforwards in certain taxing jurisdictions in the aggregate of $71.5 million. The state net operating losses will expire through 2041, while most foreign net operating losses do not expire. A valuation allowance has been recognized for $49.5 million (or 99%) of the deferred tax asset for state tax net operating losses, and for $9.8 million (or 45%) of the deferred tax asset for foreign tax net operating losses. The valuation allowances were recorded due to management's belief that it is more likely than not that Federated Hermes will not realize the full benefit of these net operating losses. For the deferred tax asset, net of valuation allowance related to foreign net operating losses, management believes that it is more likely than not that it will realize the benefit of these net operating losses based on projections of future taxable income for the entities to which these relate.
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
Federated Hermes' remaining deferred tax assets as of December 31, 2021 and 2020 primarily related to lease liabilities reported pursuant to ASC 842 and compensation-related expenses that have been recognized for book purposes but are not yet deductible for tax purposes. Management believes that it is more likely than not that Federated Hermes will receive the full benefit of these deferred tax assets due to the expectation that Federated Hermes will generate taxable income well in excess of these amounts in the years they become deductible.
Federated Hermes and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in certain foreign jurisdictions. Based upon its review of these filings, there were no material unrecognized tax benefits as of December 31, 2021 or 2020. Therefore, there were no material changes during 2021, and no reasonable possibility of a significant increase or decrease in unrecognized tax benefits within the next twelve months. Federated Hermes' U.S. federal tax returns for tax years 2018 to 2021 remain open to examination, while filings in its major state tax jurisdictions from tax years 2017 to 2021 generally remain open to examination.
(16) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes for the years ended December 31:

(in thousands, except per share data)	2021	2020	2019
Numerator
Net Income Attributable to Federated Hermes, Inc.	$270,293	$326,364	$272,339
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(11,277)	(12,794)	(10,234)
Total Net Income Attributable to Federated Hermes Common Stock - Basic	$259,016	$313,570	$262,105
Less: Total Net Income Available to Unvested Restricted Shareholders of a Nonpublic Consolidated Subsidiary	(1,580)	(2,439)	(872)
Total Net Income Attributable to Federated Hermes Common Stock - Diluted	$257,436	$311,131	$261,233
Denominator
Basic and Diluted Weighted-Average Federated Hermes Common Stock[2]	93,597	96,419	97,259
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic[2]	$2.77	$3.25	$2.69
Net Income Attributable to Federated Hermes Common Stock - Diluted[2]	$2.75	$3.23	$2.69
1    Includes dividends paid on unvested restricted Federated Hermes Class B common stock and their proportionate share of undistributed earnings attributable to Federated Hermes shareholders.
2    Federated Hermes common stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share.
(17) Leases
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
During the years ended December 31, 2021, 2020, and 2019, Federated Hermes recorded $19.0 million, $13.0 million and $17.7 million, respectively, in operating lease costs to Office and Occupancy expense on the Consolidated Statements of Income.

The following table reconciles future minimum undiscounted payments to the operating lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2021:

(in millions)
2022	$20.9
2023	20.5
2024	19.2
2025	14.5
2026	13.2
2027 and Thereafter	49.7
Total Undiscounted Lease Payments	$138.0
Present Value Adjustment[1]	(15.3)
Net Operating Lease Liabilities	$122.7
1    Calculated using the IBR for each lease.
The following information relates to the operating leases recorded on the Consolidated Balance Sheets as of December 31, 2021:

Weighted-average remaining lease term (in years)	7.8
Weighted-average discount rate (IBR)	3.03%
Year-to-date cash paid for the amounts included in the measurement of lease liabilities (in millions)	$19.9
(18) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2018	$(14,617)
Other Comprehensive Income (Loss)	14,368
Balance at December 31, 2019	$(249)
Other Comprehensive Income (Loss)	15,420
Balance at December 31, 2020	$15,171
Other Comprehensive Income (Loss)	1,191
Balance at December 31, 2021	$16,362

(19) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	HFML and other entities	Total
Balance at January 1, 2019	$11,626	$170,887	$182,513
Net Income (Loss)	2,016	2,770	4,786
Other Comprehensive Income (Loss), net of tax	0	6,907	6,907
Subscriptions—Redeemable Noncontrolling Interest Holders	9,356	0	9,356
Consolidation/(Deconsolidation)	454	0	454
Stock Award Activity	0	7,888	7,888
Distributions to Noncontrolling Interests in Subsidiaries	(3,580)	0	(3,580)
Business Acquisition	0	(386)	(386)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	4,148	4,148
Balance at December 31, 2019	$19,872	$192,214	$212,086
Net Income (Loss)	3,626	6,032	9,658
Other Comprehensive Income (Loss), net of tax	0	6,593	6,593
Subscriptions—Redeemable Noncontrolling Interest Holders	20,985	0	20,985
Consolidation/(Deconsolidation)	(4,019)	595	(3,424)
Stock Award Activity	0	8,786	8,786
Distributions to Noncontrolling Interests in Subsidiaries	(16,218)	0	(16,218)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	(1,479)	(1,479)
Balance at December 31, 2020	$24,246	$212,741	$236,987
Net Income (Loss)	304	1,711	2,015
Other Comprehensive Income (Loss), net of tax	0	(7,443)	(7,443)
Subscriptions—Redeemable Noncontrolling Interest Holders	997,556	1,409	998,965
Consolidation/(Deconsolidation)	(994,430)	9,182	(985,248)
Stock Award Activity	0	9,410	9,410
Distributions to Noncontrolling Interests in Subsidiaries	(3,017)	(1,909)	(4,926)
Acquisition of Additional Equity of HFML	0	(167,302)	(167,302)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	(19,256)	(19,256)
Balance at December 31, 2021	$24,659	$38,543	$63,202
The activity in 2021 includes $892.1 million of contributions from noncontrolling interests in subsidiaries as a result of a purchase-in-kind investment into a previously consolidated VRE. This was a noncash transaction and was therefore excluded from the Consolidated Statements of Cash Flows.
During 2021, 2020 and 2019, the HFML Redeemable Noncontrolling Interests in Subsidiaries carrying value was adjusted by $19.3 million, $1.5 million and $4.1 million, respectively, to the current redemption value, assuming the HFML noncontrolling interests was redeemable at the balance sheet date. The noncontrolling interests was adjusted through a corresponding adjustment to retained earnings.

(20) Commitments and Contingencies
(a) Contractual
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes is obligated to make future payments under various agreements to which it is a party. See Note (7) for additional information regarding these payments.
(b) Contingencies
Federated Hermes previously recorded as revenue certain carried interest, subject to clawback provisions, from certain funds (Carried Interest). As of December 31, 2021, approximately $11 million of Carried Interest is subject to clawback. As a result of the impact of the Pandemic on certain markets during 2021, management concluded it was reasonably possible that the market value of the assets held by these funds could be reduced at future valuation dates, which could result in a portion or all of this Carried Interest being repaid. As of December 31, 2021, management estimates that clawbacks will not occur based on the current valuation of the assets held by these funds. Future reductions in the valuation of the assets held by these funds may result in a clawback of a portion or all of this Carried Interest.
(c) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated Hermes guarantee certain financial obligations of Federated Hermes, Inc., and of other consolidated subsidiaries, and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly owned subsidiaries. In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes' right to challenge the claim. Further, Federated Hermes' obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes' obligations and the unique facts and circumstances involved in each particular agreement. As of December 31, 2021, management does not believe that a material loss related to any of these matters is reasonably possible.
(d) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of December 31, 2021, Federated Hermes does not believe that a material loss related to these claims is reasonably possible.
(21) Segment and Geographic Information
Federated Hermes operates in one operating segment, the investment management business.
Federated Hermes' revenues from U.S. and non-U.S. operations were as follows for the years ended December 31:

(in thousands)	2021	2020	2019
U.S.	$953,620	$1,168,018	$1,098,975
Non-U.S.[1]	346,827	280,250	227,919
Total Revenue	$1,300,447	$1,448,268	$1,326,894
1    This represents revenue earned by non-U.S. domiciled subsidiaries, primarily in the UK.
Federated Hermes' Right-of-Use Assets, net and Property and Equipment, net for U.S. and non-U.S. operations were as follows at December 31:

(in thousands)	2021	2020
U.S.	$105,558	$118,912
Non-U.S.[1]	49,713	55,776
Total Right-of-Use Assets, net and Property and Equipment, net[1]	$155,271	$174,688
1    This represents net assets of non-U.S. domiciled subsidiaries, primarily in the UK.

(22) Subsequent Events
On January 7, 2022, the Class A Shareholder signed and delivered a unanimous written consent in lieu of a special meeting of shareholders to approve the amendments to the Plan described in Note (13).
On January 27, 2022, the board of directors declared a $0.27 per share dividend. The dividend was payable to shareholders of record as of February 8, 2022, resulting in $25.0 million being paid on February 15, 2022.
On February 7, 2022, Federated Hermes commenced a tender offer to acquire the remaining approximately 10% interest in HFML not owned by Federated Hermes by issuing awards of restricted Class B common stock under the Plan in exchange for the beneficial interests in shares of HFML held by certain HFML employees pursuant to the Subsidiary Stock Plan, and treasury shares (outside the Plan) in exchange for the beneficial interests in shares of HFML held by a former employee of HFML and the trustee of an employee benefit trust created in connection with the Subsidiary Stock Plan at the time of the 2018 HFML Acquisition. The tender offer is scheduled to expire on March 11, 2022 and be consummated on March 14, 2022 unless extended by Federated Hermes in its sole discretion. Federated Hermes estimates that approximately 1.5 million shares of Federated Hermes Class B common stock will be exchanged for the beneficial interests in shares of HFML.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes' President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated Hermes' disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated Hermes' disclosure controls and procedures were effective at December 31, 2021.
Management's Report on Internal Control Over Financial Reporting
See Item 8 – Financial Statements and Supplementary Data – Management's Assessment of Internal Control Over Financial Reporting for information required by this item, which is incorporated herein.
Attestation Report of Independent Registered Public Accounting Firm
See Item 8 – Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm for information required by this item, which is incorporated herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in Federated Hermes' internal control over financial reporting that occurred during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, Federated Hermes' internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
None.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth below) is contained in Federated Hermes' Information Statement for the 2022 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Security Ownership – Delinquent Section 16(a) Reports, and is incorporated herein by reference.
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

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this Item is contained in Federated Hermes' Information Statement for the 2022 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See Note (13) to the Consolidated Financial Statements for information regarding Federated Hermes' share-based compensation plan as of December 31, 2021. Federated Hermes had no other plans to grant shares of Class B common stock to employees not approved by shareholders.
All other information required by this Item is contained in Federated Hermes' Information Statement for the 2022 Annual Meeting of Shareholders under the caption Security Ownership and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is contained in Federated Hermes' Information Statement for the 2022 Annual Meeting of Shareholders under the captions Transactions with Related Persons, Conflict of Interest Policies and Procedures and Board of Directors and Election of Directors and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Pittsburgh, PA, Auditor Firm ID: 42. The information required by this Item is contained in Federated Hermes' Information Statement for the 2022 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm and is incorporated herein by reference.

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
(b) Exhibits:
The following exhibits are filed or incorporated as part of this Form 10-K:

Exhibit Number	Description

2.01	Agreement and Plan of Merger, dated as of February 20, 1998, between Federated Investors and Federated (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-4 (File No. 333-48361))

2.02	Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.03	Amendment No. 1, dated April 11, 2001, to the Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.2 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.09	Share Sale Agreement, dated April 12, 2018, among BT Pension Scheme Trustees Limited, as trustee for and on behalf of the BT Pension Scheme, and Federated Holdings (UK) II Limited and Federated Investors, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated April 13, 2018 (File No. 001-14818))

2.10	Management Warranty Deed, dated April 12, 2018, among certain members of management of Hermes Fund Managers Limited, Federated Holdings (UK) II Limited and Federated Investors, Inc. (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K dated April 13, 2018 (File No. 001-14818))

3.04	Restated Articles of Incorporation of Federated Hermes, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K dated February 3, 2020 (File No. 001-14818))

3.05	Restated Bylaws of Federated Hermes, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K dated February 3, 2020 (File No. 001-14818))

3.06	Amendment to Section 3.01 of the Federated Hermes, Inc. Restated Bylaw (incorporated by reference to Exhibit 3.1 to the Form 8-K dated April 2, 2020 (File No. 001-14818))

3.07	Restated Bylaws of Federated Hermes, Inc. (incorporated by reference to Exhibit 3.1 to the March 31. 2020 Quarterly Report on Form 10-Q (File No. 001-14818))

4.01	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-4 (File No. 333-48361))

4.02	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-4 (File No. 333-48361))

4.05	Shareholder Rights Agreement, dated August 1, 1989, between Federated and The Standard Fire Insurance Company, as amended January 31, 1996 (incorporated by reference to Exhibit 4.06 to the Registration Statement on Form S-4 (File No. 333-48361))

4.06	Form of Federated Hermes, Inc. Class A Common Stock certificate, as amended January 31, 2020 (incorporated by reference to Exhibit 4.06 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

4.07	Form of Federated Hermes, Inc. Class B Common Stock certificate, as amended January 31, 2020 (incorporated by reference to Exhibit 4.07 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

4.08	Description of Federated Hermes, Inc. Securities (incorporated by reference to Exhibit 4.08 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

9.01	Voting Shares Irrevocable Trust dated May 31, 1989 (incorporated by reference to Exhibit 9.01 to the Registration Statement on Form S-4 (File No. 333-48361))

10.15	Federated Investors Tower Lease dated January 1, 1993 (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-4 (File No. 333-48361))

10.16	Federated Investors Tower Lease dated February 1, 1994 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-4 (File No. 333-48361))

10.19	Employment Agreement, dated December 28, 1990, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.08 to the Registration Statement on Form S-4 (File No. 333-48361))

10.41	Amendments No. 6, 5, 4, 3 and 2 to Federated Investors Tower Lease dated as of December 31, 2003; November 10, 2000; June 30, 2000; February 10, 1999; and September 19, 1996 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.67	ISDA Master Agreement and schedule between Federated Investors, Inc. and PNC Bank National Association related to the $425,000,000 forward-starting interest rate swap, entered into on March 30, 2010 and effective April 9, 2010 (incorporated by reference to Exhibit 10.2 to the June 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

10.68	ISDA Master Agreement and schedule between Federated Investors, Inc. and Citibank, N.A. related to the $425,000,000 forward-starting interest rate swap, entered into on March 30, 2010 and effective April 9, 2010 (incorporated by reference to Exhibit 10.3 to the June 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

10.69	Employment Agreement, dated July 6, 1983, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.69 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-14818))

10.70	Federated Investors, Inc. Stock Incentive Plan, amended as of April 28, 2011 (incorporated by reference to Exhibit 10.1 to the March 31, 2011 Quarterly Report on Form 10-Q (File No. 001-14818))

10.72	Amendments No. 8 and 7 to Federated Investors Tower Lease dated as of September 9, 2011 and August 15, 2007 (incorporated by reference to Exhibit 10.1 to the September 30, 2011 Quarterly Report on Form 10-Q (File No. 001-14818))

10.76	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.1 to the September 30, 2014 Quarterly Report on Form 10-Q (File No. 001-14818))

10.78	Federated Investors, Inc. Employee Stock Purchase Plan, amended as of January 1, 2016 (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-14818))

10.80	Amendment No. 9 to Federated Investors Tower Lease dated as of September 9, 2016 (incorporated by reference to Exhibit 10.1 to the September 30, 2016 Quarterly Report on Form 10-Q (File No. 001-14818))

10.82	Employment Agreement, dated October 22, 1990, between Federated Securities Corp. and an executive officer (incorporated by reference to Exhibit 10.82 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-14818))

10.83	2016 Restricted Stock Award Agreement, dated June 15, 2016, by and between Federated Investors, Inc. and an executive officer (incorporated by reference to Exhibit 10.83 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-14818))

10.85	The Third Amended and Restated Credit Agreement, dated as of June 5, 2017, by and among Federated Investors, Inc. certain subsidiaries as guarantors party thereto, the banks as lenders party thereto, and PNC Bank, National Association, PNC Capital Markets LLC, Citigroup Global Markets, Inc., Citibank, N.A. and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the June 30, 2017 Quarterly Report on Form 10-Q (File No. 001-14818))

10.86	Federated Investors, Inc. Stock Incentive Plan, as amended, as approved by shareholders on April 26, 2018 (incorporated by reference to Exhibit 10.1 to the March 31, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.87	Shareholders' Agreement, dated July 2, 2018, among Hermes Fund Managers Limited, BT Pension Scheme Trustees Limited, in its capacity as trustee for and on behalf of the BT Pension Scheme, Federated Holdings (UK) II Limited, and Federated Investors, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated July 2, 2018 (File No. 001-14818))

10.88	Put and Call Option Deed, dated July 2, 2018, among BT Pension Scheme Trustees Limited, in its capacity as trustee for and on behalf of the BT Pension Scheme, Federated Holdings (UK) II Limited, and Federated Investors, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated July 2, 2018 (File No. 001-14818))

10.89	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated July 1, 2018, by and among Federated Investors, Inc., each of the guarantors (as defined in the Third Amended and Restated Credit Agreement, the lenders (as defined in the Third Amended and Restated Credit Agreement, and PNC BANK, NATIONAL ASSOCIATION, as administrative agent for the lenders. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated July 2, 2018 (File No. 001-14818))

10.90	UK Sub-Plan to the Federated Investors, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.91	Form of Restricted Stock Award Agreement for UK Sub-Plan (incorporated by reference to Exhibit 10.2 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.92	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated October 26, 2018, by and among Federated Investors, Inc., each of the guarantors (as defined in the Third Amended and Restated Credit Agreement), the lenders (as defined in the Third Amended and Restated Credit Agreement), and PNC BANK, NATIONAL ASSOCIATION, as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.93	Form of Bonus Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (incorporated by reference to Exhibit 10.93 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-14818))

10.116	Form of Hermes Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.23 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.117	Employment Contract dated June 25, 2018 between Hermes Fund Managers Limited and an executive officer (incorporated by reference to Exhibit 10.24 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.118	Hermes Fund Managers Limited Long Term Incentive Plan adopted on July 2, 2018 (incorporated by reference to Exhibit 10.25 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.119	Hermes Fund Managers Limited Co-investment Scheme Rules 2018 (incorporated by reference to Exhibit 10.26 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.120	Transaction Agreement, dated as of May 6, 2019, by and between Federated Investors, Inc. and PNC Capital Advisors, LLC (incorporated by reference to Exhibit 10.1 to the June 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.121	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.1 to the September 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.122	Form of Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (incorporated by reference to Exhibit 10.2 to the September 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.123	Federated Hermes, Inc. Employee Stock Purchase Plan, amended as of January 31, 2020 (incorporated by reference to Exhibit 10.123 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.124	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.124 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.125	Form of Restricted Stock Award Agreement for UK Sub-Plan (incorporated by reference to Exhibit 10.125 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.126	Form of Bonus Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.126 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.127	Form of Bonus Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (incorporated by reference to Exhibit 10.127 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.128	Federated Hermes, Inc. Annual Incentive Plan, as amended as of January 31, 2020 (incorporated by reference to Exhibit 10.128 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.129	Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 31, 2020 (incorporated by reference to Exhibit 10.129 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.130	UK Sub-Plan to the Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 31, 2020 (incorporated by reference to Exhibit 10.130 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.131	Amendment No. 10 to Federated Hermes Tower Lease dated as of February 21, 2020 (incorporated by reference to Exhibit 10.131 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.132	Hermes Fund Managers Limited Co-investment Scheme Rules - Addendum (incorporated by reference to Exhibit 10.132 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-14818))

10.133	The Fourth Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Federated Hermes, Inc. certain subsidiaries as guarantors party thereto, the banks as lenders party thereto, and PNC Bank, National Association, PNC Capital Markets LLC, Citigroup Global Markets, Inc., Citibank, N.A. and Toronto-Dominion Bank, New York Branch (incorporated by reference to Exhibit 10.1 to the June 30, 2021 Quarterly Report on Form 10-Q (File No. 001-14818))

10.134	Federated Hermes, Inc. Stock Incentive Plan, amended as of January 7, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 7, 2022 (File No. 001-14818))

10.135	UK Sub-Plan to the Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 27, 2022 (filed herewith)

10.136	Form of Restricted Stock Award Agreement (Pool A and Pool B) for UK Sub-Plan (filed herewith)

10.137	Form of Restricted Stock Award Agreement (Pool A) for UK Sub-Plan (filed herewith)

10.138	Form of Restricted Stock Award Agreement (Pool A) for Singapore (filed herewith)

10.139	Form of Restricted Stock Award Agreement (Retiring Employee) for UK Sub-Plan (filed herewith)

14.03	Federated Hermes, Inc. Code of Ethics for Senior Financial Officers, as amended as of January 31, 2020 (incorporated by reference to Exhibit 14.03 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

21.01	Subsidiaries of the Registrant (filed herewith)

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

The following XBRL documents are filed herewith:
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED HERMES, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date:	February 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Christopher Donahue	President, Chief Executive Officer, Chairman	February 25, 2022
J. Christopher Donahue	and Director (Principal Executive Officer)

/s/ Thomas R. Donahue	Chief Financial Officer and Director	February 25, 2022
Thomas R. Donahue	(Principal Financial Officer)

/s/ Richard A. Novak	Principal Accounting Officer	February 25, 2022
Richard A. Novak

/s/ Joseph C. Bartolacci	Director	February 25, 2022
Joseph C. Bartolacci

/s/ Michael J. Farrell	Director	February 25, 2022
Michael J. Farrell

/s/ John B. Fisher	Director	February 25, 2022
John B. Fisher

/s/ Marie Milie Jones	Director	February 25, 2022
Marie Milie Jones

EXHIBIT INDEX

Exhibit Number	Description

10.135	UK Sub-Plan to the Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 27, 2022

10.136	Form of Restricted Stock Award Agreement (Pool A and Pool B) for UK Sub-Plan

10.137	Form of Restricted Stock Award Agreement (Pool A) for UK Sub-Plan

10.138	Form of Restricted Stock Award Agreement (Pool A) for Singapore

10.139	Form of Restricted Stock Award Agreement (Retiring Employee) for UK Sub-Plan

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)