Form 10-Q
period 2022-03-31
FEDERATED HERMES, INC.
filed 2022-05-03
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of April 22, 2022, the Registrant had outstanding 9,000 shares of Class A common stock and 91,665,902 shares of Class B common stock.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that could cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "believe," "expect," "anticipate," "current," "intention," "estimate," "position," "projection," "assume," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "can," "may," and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management's assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: the coronavirus and pandemic, their impact and plans in response; Russia's invasion of Ukraine and its impact; asset flows, levels, values and mix or their impact; business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; fee rates and recognition; sources and levels of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances and the degree to which Fee Waivers will be implemented; the integration of environmental, social and governance factors; the impact of market volatility, liquidity, and other market conditions; whether and when revenue or expense is recognized; whether performance fees or carried interest will be earned or clawed-back; whether and when capital contributions could be made; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the timing and amount of acquisition-related payment obligations; payment obligations pursuant to employment or incentive arrangements; vesting rights and requirements; business and market expansion opportunities, including acceleration of global growth; interest and principal payments or expenses; taxes, tax rates and the impact of tax law changes; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes' product and market performance and Federated Hermes' performance indicators; investor preferences; product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; legal proceedings; regulatory matters, including the pace, timing, impact, effects and other consequences of the current regulatory environment; the attractiveness and resiliency of money market funds; dedication of resources; accounting-related determinations; compliance, and related legal, compliance and other professional services expenses; interest rate, concentration, market, currency and other risks and their impact; and various other items set forth under Item 1A - Risk Factors in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A - Risk Factors. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes' business and results, including by changing Federated Hermes' asset flows, levels, and mix, and business mix, which could cause a decline in revenues and net income, result in impairments and change the amount of Fee

Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements can be based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes' success in developing, structuring and distributing its products and strategies, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated Hermes' products to intermediary customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes' risks and uncertainties also include liquidity and credit risks in Federated Hermes' money market funds and revenue risk, which will be affected by yield levels in money market fund products, Fee Waivers, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such products. Many of these factors could be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that could impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A - Risk Factors.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and Cash Equivalents	$262,043	$233,327
Investments—Consolidated Investment Companies	104,370	105,542
Investments—Affiliates and Other	91,067	87,805
Receivables, net of reserve of $21 and $21, respectively	55,510	65,317
Receivables—Affiliates	29,315	30,956
Prepaid Expenses	32,283	29,322
Other Current Assets	7,257	7,178
Total Current Assets	581,845	559,447
Long-Term Assets
Goodwill	794,788	798,871
Intangible Assets, net of accumulated amortization of $41,717 and $39,618, respectively	458,663	471,209
Property and Equipment, net of accumulated depreciation of $116,888 and $113,624, respectively	44,579	46,965
Right-of-Use Assets, net	105,583	108,306
Other Long-Term Assets	33,064	33,389
Total Long-Term Assets	1,436,677	1,458,740
Total Assets	$2,018,522	$2,018,187
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$65,135	$64,019
Accrued Compensation and Benefits	73,435	162,203
Lease Liabilities	17,883	17,447
Income Taxes Payable	11,448	501
Other Current Liabilities	13,072	26,537
Total Current Liabilities	180,973	270,707
Long-Term Liabilities
Long-Term Debt	397,383	223,350
Long-Term Deferred Tax Liability, net	204,745	205,206
Long-Term Lease Liabilities	101,439	105,270
Other Long-Term Liabilities	27,492	36,435
Total Long-Term Liabilities	731,059	570,261
Total Liabilities	912,032	840,968
Commitments and Contingencies (Note (17))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	48,569	63,202
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders' Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 109,505,456 Shares Issued	458,217	448,929
Additional Paid-In Capital from Treasury Stock Transactions	3,518	0
Retained Earnings	1,191,575	1,187,001
Treasury Stock, at Cost, 17,441,863 and 16,094,488 Shares Class B Common Stock, respectively	(594,806)	(538,464)
Accumulated Other Comprehensive Income (Loss), net of tax	(772)	16,362
Total Permanent Equity	1,057,921	1,114,017
Total Liabilities, Temporary Equity and Permanent Equity	$2,018,522	$2,018,187
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended
	March 31,
	2022	2021
Revenue
Investment Advisory Fees, net—Affiliates	$170,221	$183,833
Investment Advisory Fees, net—Other	62,773	63,856
Administrative Service Fees, net—Affiliates	73,507	74,302
Other Service Fees, net—Affiliates	13,607	15,869
Other Service Fees, net—Other	4,656	3,313
Total Revenue	324,764	341,173
Operating Expenses
Compensation and Related	133,965	143,620
Distribution	48,562	44,389
Systems and Communications	19,494	18,594
Professional Service Fees	13,468	14,636
Office and Occupancy	11,322	11,240
Advertising and Promotional	2,732	2,824
Travel and Related	1,795	296
Other	9,477	8,096
Total Operating Expenses	240,815	243,695
Operating Income	83,949	97,478
Nonoperating Income (Expenses)
Investment Income, net	1,093	632
Gain (Loss) on Securities, net	(11,695)	1,379
Debt Expense	(1,222)	(491)
Other, net	83	345
Total Nonoperating Income (Expenses), net	(11,741)	1,865
Income Before Income Taxes	72,208	99,343
Income Tax Provision	17,611	24,997
Net Income Including the Noncontrolling Interests in Subsidiaries	54,597	74,346
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	(1,266)	(138)
Net Income	$55,863	$74,484
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic and Diluted	$0.61	$0.75
Cash Dividends Per Share	$0.27	$0.27
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2022	2021
Net Income Including the Noncontrolling Interests in Subsidiaries	$54,597	$74,346

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	(17,134)	3,558
Temporary Equity
Foreign Currency Translation Gain (Loss)	(457)	1,430
Other Comprehensive Income (Loss), net of tax	(17,591)	4,988
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	37,006	79,334
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests in Subsidiaries	(1,723)	1,292
Comprehensive Income Attributable to Federated Hermes, Inc.	$38,729	$78,042
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders' Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2021	$449,118	$0	$1,187,001	$(538,464)	$16,362	$1,114,017	$63,202
Net Income (Loss)	0	0	55,863	0	0	55,863	(1,266)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(17,134)	(17,134)	(457)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	30,340
Consolidation (Deconsolidation)	0	0	0	0	0	0	(16,034)
Stock Award Activity	9,288	0	(12,116)	12,147	0	9,319	707
Dividends Declared	0	0	(24,952)	0	0	(24,952)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(4,339)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	(14,221)	0	0	(14,221)	14,221
Acquisition of Additional Equity of HFML	0	3,518	0	34,048	0	37,566	(37,805)
Purchase of Treasury Stock	0	0	0	(102,537)	0	(102,537)	0
Balance at March 31, 2022	$458,406	$3,518	$1,191,575	$(594,806)	$(772)	$1,057,921	$48,569

Balance at December 31, 2020	$418,858	$0	$1,027,699	$(324,731)	$15,171	$1,136,997	$236,987
Net Income (Loss)	0	0	74,484	0	0	74,484	(138)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	3,558	3,558	1,430
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	25,762
Consolidation (Deconsolidation)	0	0	0	0	0	0	(16,237)
Stock Award Activity	9,216	0	(15,234)	15,249	0	9,231	2,481
Dividends Declared	0	0	(26,788)	0	0	(26,788)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(1,898)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	2,670	0	0	2,670	(2,670)
Purchase of Treasury Stock	0	0	0	(45,030)	0	(45,030)	0
Balance at March 31, 2021	$428,074	$0	$1,062,831	$(354,512)	$18,729	$1,155,122	$245,717
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2022	2021
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$54,597	$74,346
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Depreciation and Amortization	7,462	7,473
Share-Based Compensation Expense	9,288	9,216
Subsidiary Share-Based Compensation Expense	707	2,482
(Gain) Loss on Disposal of Assets	(150)	(1,684)
Provision (Benefit) for Deferred Income Taxes	2,342	3,597
Consolidation/(Deconsolidation) of Other Entities	(20)	11,789
Net Unrealized (Gain) Loss on Investments	11,847	322
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(30,937)	(51,127)
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	9,843	6,742
(Increase) Decrease in Prepaid Expenses and Other Assets	(2,892)	(3,342)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(88,206)	(101,616)
Increase (Decrease) in Other Liabilities	6,872	11,789
Net Cash Provided (Used) by Operating Activities	(19,247)	(30,013)
Investing Activities
Purchases of Investments—Affiliates and Other	(2,008)	(1,811)
Proceeds from Redemptions of Investments—Affiliates and Other	1,321	2,466
Cash Paid for Property and Equipment	(1,853)	(2,159)
Net Cash Provided (Used) by Investing Activities	(2,540)	(1,504)
Financing Activities
Dividends Paid	(24,953)	(26,788)
Purchases of Treasury Stock	(113,338)	(39,073)
Distributions to Noncontrolling Interests in Subsidiaries	(4,339)	(1,898)
Contributions from Noncontrolling Interests in Subsidiaries	30,340	25,762
Proceeds from New Borrowings	488,300	0
Payments on Debt	(311,650)	(5,000)
Other Financing Activities	(9,499)	(1,993)
Net Cash Provided (Used) by Financing Activities	54,861	(48,990)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(4,505)	1,270
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	28,569	(79,237)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	238,052	308,635
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	266,621	229,398
Less: Restricted Cash Recorded in Other Current Assets	4,289	6,507
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	289	286
Cash and Cash Equivalents	$262,043	$222,605
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Notes to the Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation
Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes) provide investment advisory, administrative, distribution and other services to various investment products, including sponsored investment companies, collective funds and other funds (Federated Hermes Funds) and Separate Accounts (which include separately managed accounts, institutional accounts, certain sub-advised funds and other managed products) in both domestic and international markets. In addition, Federated Hermes markets and provides stewardship and real estate development services to various domestic and international companies. The interim Consolidated Financial Statements of Federated Hermes included herein have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP). In the opinion of management, the financial statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.
In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the Consolidated Financial Statements.
These financial statements should be read in conjunction with Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2021. Certain items reported in previous periods have been reclassified to conform to the current period's presentation.
(2) Significant Accounting Policies
For a listing of Federated Hermes' significant accounting policies, please refer to Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2021.
(3) Equity Acquisition
On March 14, 2022, Federated Hermes completed a tender offer resulting in the acquisition of the remaining approximate 10% noncontrolling interests in Federated Hermes Limited (formerly known as Hermes Fund Managers Limited, HFML) from a non-U.S. domiciled trustee of an employee benefit trust established for the benefit of certain members of HFML's management, a non-U.S. resident former HFML employee and other non-U.S. resident key employees under a long-term incentive plan established in connection with the 2018 acquisition of HFML (2022 Acquisition of HFML Noncontrolling Interests). Pursuant to the 2022 Acquisition of HFML Noncontrolling Interests, HFML became a 100% indirect, wholly-owned subsidiary of Federated Hermes.
The 2022 Acquisition of HFML Noncontrolling Interests was transacted in shares exchanged whereby Federated Hermes issued awards of restricted Class B common stock under Federated Hermes Stock Incentive Plan and Federated Hermes UK Sub-Plan, as amended, and treasury Class B common stock, in exchange for the beneficial interests in shares of HFML. The HFML shares were exchanged at fair value for Federated Hermes shares valued at £36.4 million or $47.5 million, which was based on a third-party valuation of HFML. See Note (12) for additional information regarding the share exchange.
(4) Revenue from Contracts with Customers
The following table presents Federated Hermes' revenue disaggregated by asset class:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Equity	$146,856	$166,357
Money market	86,290	80,692
Fixed-income	57,874	56,777
Other[1]	33,744	37,347
Total Revenue	$324,764	$341,173
1    Primarily includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), multi-asset and stewardship services revenue.

Notes to the Consolidated Financial Statements
(unaudited)
The following table presents Federated Hermes' revenue disaggregated by performance obligation:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Asset Management[1]	$232,994	$247,689
Administrative Services	73,507	74,302
Distribution[2]	11,077	13,028
Other[3]	7,186	6,154
Total Revenue	$324,764	$341,173
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
The following table presents Federated Hermes' revenue disaggregated by geographical market:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Domestic	$246,809	$256,491
Foreign[1]	77,955	84,682
Total Revenue	$324,764	$341,173
1    This represents revenue earned by non-U.S. domiciled subsidiaries.
The following table presents Federated Hermes' revenue disaggregated by product type:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Federated Hermes Funds	$257,335	$274,005
Separate Accounts	62,773	63,855
Other[1]	4,656	3,313
Total Revenue	$324,764	$341,173
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at March 31, 2022. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to 12 months. Based on existing contracts and the applicable foreign exchange rates as of March 31, 2022, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2022	$9,544
2023	5,714
2024	3,092
2025 and Thereafter	969
Total Remaining Unsatisfied Performance Obligations	$19,319

Notes to the Consolidated Financial Statements
(unaudited)
(5) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes' significant revenue concentration by asset class:

	Three Months Ended
	March 31,
	2022	2021
Equity Assets	45%	49%
Money Market Assets	27%	24%
Fixed-Income Assets	18%	16%
The change in the relative proportion of Federated Hermes' revenue attributable to money market assets for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily the result of a decrease in Voluntary Yield-related Fee Waivers. See section below entitled Low Short-Term Interest Rates.
The change in the relative proportion of Federated Hermes' revenue attributable to equity and fixed-income assets for the three months ended March 31, 2022 as compared to the same period in 2021, was primarily the result of lower average equity assets, higher average fixed-income assets and increased money market revenue in 2022.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the outbreak of a novel coronavirus (the Pandemic), the Federal Open Market Committee of the Federal Reserve Board (FOMC) decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Beginning in the first quarter 2020, Federated Hermes began to implement Voluntary Yield-related Fee Waivers in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers). These Voluntary Yield-related Fee Waivers have been partially offset by related reductions in distribution expense as a result of Federated Hermes' mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. In response to the recovering U.S. economy and elevated inflation levels, during its March 2022 meeting, the FMOC raised the federal funds target rate range 25 bps to 0.25% - 0.50%.
During the three months ended March 31, 2022, Voluntary Yield-related Fee Waivers totaled $75.8 million. These fee waivers were partially offset by related reductions in distribution expenses of $57.5 million such that the net negative pre-tax impact to Federated Hermes was $18.3 million for the three months ended March 31, 2022. During the three months ended March 31, 2021, Voluntary Yield-related Fee Waivers totaled $83.1 million. These fee waivers were partially offset by related reductions in distribution expenses of $61.4 million such that the net negative pre-tax impact to Federated Hermes was $21.7 million for the three months ended March 31, 2021. See Management's Discussion and Analysis - Business Developments - Low Short-Term Interest Rates for additional information on management's expectations regarding Voluntary Yield-related Fee Waivers.
(b) Revenue Concentration by Investment Fund Strategy
The following table presents Federated Hermes' revenue concentration by investment fund strategy:

	Three Months Ended
	March 31,
	2022	2021
Federated Hermes Strategic Value Dividend strategy[1]	10%	8%
Federated Hermes Kaufmann Fund and Federated Hermes Kaufmann Fund II	9%	11%
1    Strategy includes Federated Hermes Funds and Separate Accounts
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
In the ordinary course of business, Federated Hermes may implement fee waivers, rebates or expense reimbursements for various Federated Hermes Funds for competitive reasons (such as Voluntary Yield-related Fee Waivers or to maintain certain fund expense ratios/yields), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three months ended March 31, 2022 and 2021, Fee Waivers totaled $198.5 million and $201.1 million, respectively, of which $164.8 million and $168.0 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business may make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of a money market Federated Hermes Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund's net asset value (NAV), increase the market-based NAV per share of the fund's portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the three months ended March 31, 2022 and no material contributions for the three months ended March 31, 2021.
In accordance with Federated Hermes' consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of March 31, 2022 and December 31, 2021.
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
(b) Consolidated Variable Interest Entities
As of the periods ended March 31, 2022 and December 31, 2021, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes' net interest in the consolidated VIEs for each period presented.

(in millions)	March 31, 2022	December 31, 2021
Cash and Cash Equivalents	$3.7	$3.0
Investments—Consolidated Investment Companies	43.2	35.9
Other Assets	0.2	0.1
Long-Term Investments	14.4	13.8
Less: Liabilities	1.4	1.4
Less: Redeemable Noncontrolling Interests in Subsidiaries	42.4	33.3
Federated Hermes' Net Interest in VIEs	$17.7	$18.1

Notes to the Consolidated Financial Statements
(unaudited)
Federated Hermes' net interest in the consolidated VIEs represents the value of Federated Hermes' economic ownership interest in that VIE. There were no new material consolidations or deconsolidations of VIEs during the three months ended March 31, 2022.
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
At March 31, 2022 and December 31, 2021, Federated Hermes' maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $94.1 million and $170.6 million, respectively, (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $6.0 billion and $8.0 billion at March 31, 2022 and December 31, 2021, respectively. Of the Receivables—Affiliates at March 31, 2022 and December 31, 2021, $1.0 million and $0.7 million, respectively, related to non-consolidated VIEs and represented Federated Hermes' maximum risk of loss from non-consolidated VIE receivables.
(7) Investments
At March 31, 2022 and December 31, 2021, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $80.9 million and $77.6 million, respectively, primarily in mutual funds which predominantly invest in equity securities, and held investments in Separate Accounts of $10.2 million at both March 31, 2022 and December 31, 2021, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes' investments held in Separate Accounts as of March 31, 2022 and December 31, 2021, were primarily composed of domestic debt securities ($4.8 million and $5.2 million, respectively) and stocks of large domestic and foreign companies ($3.8 million and $3.4 million, respectively).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (6)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes' Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of March 31, 2022 and December 31, 2021 were primarily composed of domestic and foreign debt securities ($56.9 million and $65.2 million, respectively), stocks of large domestic and foreign companies ($36.1 million and $28.5 million, respectively) and stocks of small and mid-sized domestic and foreign companies ($6.8 million and $7.4 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes' investments:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$(5,188)	$(1,903)
Net Realized Gains (Losses)[1]	(462)	1,261
Net Gains (Losses) on Investments—Consolidated Investment Companies	(5,650)	(642)
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	(6,659)	1,581
Net Realized Gains (Losses)[1]	614	440
Net Gains (Losses) on Investments—Affiliates and Other	(6,045)	2,021
Gain (Loss) on Securities, net	$(11,695)	$1,379
1    Realized gains and losses are computed on a specific-identification basis.

Notes to the Consolidated Financial Statements
(unaudited)
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
(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes' financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2022
Financial Assets
Cash and Cash Equivalents	$262,043	$0	$0	$262,043
Investments—Consolidated Investment Companies	46,190	58,180	0	104,370
Investments—Affiliates and Other	85,713	5,306	48	91,067
Other[1]	7,007	0	0	7,007
Total Financial Assets	$400,953	$63,486	$48	$464,487

Total Financial Liabilities[2]	$0	$4,082	$4,708	$8,790

December 31, 2021
Financial Assets
Cash and Cash Equivalents	$233,327	$0	$0	$233,327
Investments—Consolidated Investment Companies	38,799	66,743	0	105,542
Investments—Affiliates and Other	82,594	5,165	46	87,805
Other[1]	7,105	0	0	7,105
Total Financial Assets	$361,825	$71,908	$46	$433,779

Total Financial Liabilities[2]	$0	$1,644	$11,652	$13,296
1    Amounts primarily consist of restricted cash and security deposits as of March 31, 2022 and December 31, 2021.
2    Amounts primarily consist of acquisition-related future contingent consideration liabilities and a derivative liability as of March 31, 2022 and December 31, 2021.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at March 31, 2022 or December 31, 2021.
Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $221.3 million and $183.4 million at March 31, 2022 and December 31, 2021, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.

Notes to the Consolidated Financial Statements
(unaudited)
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
Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes may be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of March 31, 2022, acquisition-related future consideration liabilities of $4.7 million were primarily related to business combinations made in the first quarter 2020 and were recorded in Other Current Liabilities ($0.4 million) and Other Long-Term Liabilities ($4.3 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes' liability for future consideration payments related to these business combinations/asset acquisitions:

(in thousands)
Balance at December 31, 2021	$11,652
Changes in Fair Value	(31)
Contingent Consideration Payments	(6,913)
Balance at March 31, 2022	$4,708
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of March 31, 2022 and December 31, 2021, these investments totaled $18.4 million and $17.5 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2022.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes' debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.
(9) Derivatives
HFML, a British Pound Sterling-denominated subsidiary of Federated Hermes, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar. None of the forwards have been designated as hedging instruments for accounting purposes. As of March 31, 2022, this subsidiary held foreign currency

Notes to the Consolidated Financial Statements
(unaudited)
forward derivative instruments with a combined notional amount of £70.7 million and expiration dates ranging from June 2022 through December 2022. Federated Hermes recorded $4.1 million in Other Current Liabilities on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of March 31, 2022.
As of December 31, 2021, HFML held foreign currency forward derivative instruments with a combined notional amount of £69.6 million and expiration dates ranging from March 2022 through September 2022. Federated Hermes recorded $1.6 million in Other Current Liabilities on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2021.
(10) Intangible Assets, including Goodwill
Intangible Assets, net at March 31, 2022 decreased $12.5 million from December 31, 2021 primarily due to a $9.5 million decrease in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations and $3.3 million of amortization expense.
Goodwill at March 31, 2022 decreased $4.1 million from December 31, 2021 primarily as a result of foreign exchange rate fluctuations on goodwill denominated in a foreign currency.
(11) Debt
Unsecured Senior Notes
On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350.0 million (Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears on the 17th day of March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of March 31, 2022, $347.4 million, net of issuance cost in the amount of $2.6 million, was recorded in Long-Term Debt on the Consolidated Balance Sheets.
The entire principal amount of the Notes will become due March 17, 2032, subject to certain prepayment requirements under certain limited conditions. Federated Hermes may elect to prepay the Notes under certain limited circumstances including with a make-whole amount if mandatorily prepaid without the consent of the holders of the Notes. The Note Purchase Agreement does not feature a facility for the further issuance of additional Notes or borrowing of any other amounts and there is no commitment fee payable in connection with the Notes.
The Note Purchase Agreement includes an interest coverage ratio covenant and a leverage ratio covenant as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the period ended March 31, 2022. See the Liquidity and Capital Resources section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.
The Note Purchase Agreement includes certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the Notes if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required payments, insolvency, certain material misrepresentations and other proceedings, whether voluntary or involuntary, that would require the repayment of Notes prior to their stated date of maturity. Any such accelerated amounts would accrue interest at a default rate and could include an additional make-whole amount upon repayment. The Notes rank without preference or priority, with other unsecured and senior indebtedness of Federated Hermes.
Revolving Credit Facility
On July 30, 2021, Federated Hermes entered into an unsecured Fourth Amended and Restated Credit Agreement by and among Federated Hermes, certain of its subsidiaries as guarantors party thereto, a syndicate of eleven banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and Toronto-Dominion Bank, New York Branch as documentation agent (Credit Agreement). The Credit Agreement consists of a $350.0 million revolving credit facility with an additional $200.0 million available via an optional increase (or accordion) feature. The interest on the borrowings from the revolving credit facility is calculated at the monthly London Interbank Offering Rate (LIBOR) plus a spread unless a base rate option is elected. The borrowings under the revolving credit facility may include up to $50 million

Notes to the Consolidated Financial Statements
(unaudited)
for which interest is calculated at the daily LIBOR plus a spread unless a base rate option is elected (Swing Line). The Credit Agreement provides for a replacement reference interest rate index upon the eventual discontinuation of LIBOR, which can be either the term Secured Overnight Financing Rate (SOFR) plus a spread, daily simple SOFR plus a spread, each having a benchmark adjustment applied based on its historical relationship to LIBOR, or another alternative interest rate index (selected by the administrative agent and Federated Hermes) plus a spread.
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, may elect to make discretionary principal payments. During the first quarter 2022, Federated Hermes borrowed $138.3 million and repaid $311.7 million of the revolving credit facility under the Credit Agreement.
As of March 31, 2022 and December 31, 2021, the amounts outstanding under the revolving credit facility were $50.0 million and $223.4 million, respectively, and were recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 1.354% and 1.161% as of March 31, 2022 and December 31, 2021, respectively, which was calculated at LIBOR plus a spread. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender's commitment. As of March 31, 2022, Federated Hermes has $300.0 million available for borrowings under the revolving credit facility and an additional $200.0 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated Hermes was in compliance with all covenants at and during the three months ended March 31, 2022. See the Liquidity and Capital Resources section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
(12) Share-Based Compensation Plans
In connection with the 2022 Acquisition of HFML Noncontrolling Interests, Federated Hermes granted 1,183,066 shares of restricted Federated Hermes Class B common stock pursuant to award agreements to certain HFML employees in exchange for their beneficial interests in awards of restricted HFML shares held on March 14, 2022. These shares of Federated Hermes Class B common stock were reserved for issuance under the Federated Hermes Stock Incentive Plan. Federated Hermes also issued a combined 318,807 shares of treasury Federated Hermes Class B common stock to a non-U.S. resident former HFML employee, and to the trustee of a non-U.S. domiciled employee benefit trust, in exchange for beneficial interests in the HFML shares held by them on March 14, 2022. The shares being held by the employee benefit trust are to be used for future restricted stock awards for HFML management and key employees. See Note (3) for additional information.
During the three months ended March 31, 2022, Federated Hermes awarded 504,043 shares of restricted Federated Hermes Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated Hermes' Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period.
During 2021, Federated Hermes awarded 1,218,613 shares of restricted Federated Hermes Class B common stock under its Stock Incentive Plan. Of this amount, 726,613 shares were awarded in connection with the aforementioned bonus program. The remaining shares were awarded to certain key employees and generally vest over a 10-year period.

Notes to the Consolidated Financial Statements
(unaudited)
(13) Equity
In December 2021, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 7.5 million shares of Class B common stock. No other program existed as of March 31, 2022. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes' board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the first quarter 2022, Federated Hermes repurchased approximately 3.0 million shares of its Class B common stock for $102.5 million ($1.7 million of which was accrued in Other Current Liabilities as of March 31, 2022), nearly all of which were repurchased in the open market. At March 31, 2022, approximately 3.0 million shares remained available to be repurchased under this share repurchase program.
The following table presents the activity for the Class B common stock and Treasury stock for the three months ended March 31, 2022 and 2021. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended
	March 31,
	2022	2021
Class B Shares
Beginning Balance	93,410,968	99,331,443
Stock Award Activity	1,692,542	712,924
Purchase of Treasury Stock	(3,039,917)	(1,505,000)
Ending Balance	92,063,593	98,539,367

Treasury Shares
Beginning Balance	16,094,488	10,174,013
Stock Award Activity	(1,692,542)	(712,924)
Purchase of Treasury Stock	3,039,917	1,505,000
Ending Balance	17,441,863	10,966,089
(14) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2022	2021
Numerator
Net Income Attributable to Federated Hermes, Inc.	$55,863	$74,484
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(2,579)	(3,008)
Total Net Income Attributable to Federated Hermes Common Stock - Basic	$53,284	$71,476
Less: Total Net Income Available to Unvested Restricted Shareholders of a Nonpublic Consolidated Subsidiary	0	(259)
Total Net Income Attributable to Federated Hermes Common Stock - Diluted	$53,284	$71,217
Denominator
Basic and Diluted Weighted-Average Federated Hermes Common Stock[2]	88,050	95,218
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted[2]	$0.61	$0.75
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

Notes to the Consolidated Financial Statements
(unaudited)
(15) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes' shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2021	$16,362
Other Comprehensive Income (Loss)	(17,134)
Balance at March 31, 2022	$(772)

Balance at December 31, 2020	$15,171
Other Comprehensive Income (Loss)	3,558
Balance at March 31, 2021	$18,729
(16) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	HFML and other entities	Total
Balance at December 31, 2021	$24,659	$38,543	$63,202
Net Income (Loss)	(1,744)	478	(1,266)
Other Comprehensive Income (Loss), net of tax	0	(457)	(457)
Subscriptions—Redeemable Noncontrolling Interest Holders	29,577	763	30,340
Consolidation/(Deconsolidation)	(16,034)	0	(16,034)
Stock Award Activity	0	707	707
Distributions to Noncontrolling Interests in Subsidiaries	(771)	(3,568)	(4,339)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests in HFML	0	14,221	14,221
Acquisition of Additional Equity of HFML	0	(37,805)	(37,805)
Balance at March 31, 2022	$35,687	$12,882	$48,569

Balance at December 31, 2020	$24,246	$212,741	$236,987
Net Income (Loss)	(1,091)	953	(138)
Other Comprehensive Income (Loss), net of tax	0	1,430	1,430
Subscriptions—Redeemable Noncontrolling Interest Holders	25,762	0	25,762
Consolidation/(Deconsolidation)	(25,419)	9,182	(16,237)
Stock Award Activity	0	2,481	2,481
Distributions to Noncontrolling Interests in Subsidiaries	(1,320)	(578)	(1,898)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests in HFML	0	(2,670)	(2,670)
Balance at March 31, 2021	$22,178	$223,539	$245,717
(17) Commitments and Contingencies
(a) Contractual
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes is obligated to make future payments under various agreements to which it is a party. See Note (8) for additional information regarding these payments.

Notes to the Consolidated Financial Statements
(unaudited)
(b) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated Hermes guarantee certain financial obligations of Federated Hermes, Inc., and of other consolidated subsidiaries, and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly-owned subsidiaries. In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party's actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes' right to challenge the claim. Further, Federated Hermes' obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes' obligations and the unique facts and circumstances involved in each particular agreement. As of March 31, 2022, management does not believe that a material loss related to any of these matters is reasonably possible.
(c) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of March 31, 2022, Federated Hermes does not believe that a material loss related to these claims is reasonably possible.
(18) Subsequent Events
On April 28, 2022, the board of directors declared a $0.27 per share dividend to shareholders of record as of May 6, 2022 to be paid on May 13, 2022.

Part I, Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations (unaudited)
The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2021.
General
Federated Hermes is one of the largest investment managers in the U.S. with $631.1 billion in managed assets as of March 31, 2022. The majority of Federated Hermes' revenue is derived from advising Federated Hermes Funds and Separate Accounts in both domestic and international, and in public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship and real estate development services.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based and are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated Hermes' revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated Hermes' public market investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement. Generally, managed assets in Federated Hermes private market investment products and strategies are subject to restrictions on withdrawals. Fee rates for Federated Hermes' services generally vary by asset and service type and may vary based on changes in asset levels. Generally, advisory fees charged for services provided to equity and multi-asset products and strategies are higher than advisory fees charged to fixed-income and alternative/private markets products and strategies, which in turn are higher than advisory fees charged to money market products and strategies. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated Hermes may implement Fee Waivers for competitive reasons such as Voluntary Yield-related Fee Waivers, to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements. Since Federated Hermes' public market products are largely distributed and serviced through financial intermediaries, Federated Hermes pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products and strategies. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds.
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
Business Developments
Equity Acquisition
On March 14, 2022, Federated completed the 2022 Acquisition of HFML Noncontrolling Interests. See Note (3) to the Consolidated Financial Statements for additional information.
Pandemic
Federated Hermes continues to actively monitor the ongoing Pandemic and resulting developments and their potential impact on Federated Hermes' employees, business and operations. The Pandemic has adversely impacted the global economy and contributed to significant volatility in financial markets. Over the course of the Pandemic, many jurisdictions instituted quarantines, imposed limitations on travel, and restricted access to offices and public venues, some of which are ongoing or may reoccur, and many businesses implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the containment and impact of the Pandemic, have created significant disruption in economic activity. Federated Hermes continues to implement technological, enhanced cleaning, and other measures in light of the Pandemic, particularly in jurisdictions (such as the U.S. and UK) where Federated Hermes has significant employee populations and/or business activity. Throughout the Pandemic, there has not been a significant disruption of Federated Hermes' business processes, allowing it to remain fully operational and to continue to provide services to its customers. As of March 31, 2022, while Federated Hermes' stock price has fluctuated amidst the volatility in stock prices on major exchanges, and Federated Hermes' business operations have had to adapt to a remote and current hybrid working environment, the Pandemic has not materially affected Federated Hermes' Financial Condition except to the extent that the increased net Voluntary Yield-related Fee Waivers resulting from the near-zero interest rate environment that existed throughout 2021 and into the first quarter 2022 can be attributed to the Pandemic. A further prolonged period of economic and financial distress and volatility as a result of the Pandemic could exacerbate human resource capital management, economic, market and other risks, and could impact, including in a material way, Federated Hermes' Financial Condition. The aggregate extent to which the Pandemic, including existing and new variants, and its related impact on the global economy and financial markets, affects Federated Hermes' Financial Condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the Pandemic and any recovery period, the emergence and spread of variants, the continuing prevalence of severe, unconstrained and/or escalating rates of infection in certain countries and regions, the availability, adoption and efficacy of treatments and vaccines, and future actions taken by governmental authorities, central banks and other third parties in response to the Pandemic.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the Pandemic, the FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds is not sufficient to cover all of the fund's operating expenses. Beginning in the first quarter 2020, Federated Hermes implemented Voluntary Yield-related Fee Waivers. These waivers were partially offset by related reductions in distribution expense as a result of Federated Hermes' mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. In response to the recovering U.S. economy and elevated inflation levels, during its March 2022 meeting, the FOMC raised the federal funds target rate range 25 bps to 0.25% - 0.50%.
During the three months ended March 31, 2022, Voluntary Yield-related Fee Waivers totaled $75.8 million. These fee waivers were partially offset by related reductions in distribution expenses of $57.5 million such that the net negative pre-tax impact to Federated Hermes was $18.3 million. During the three months ended March 31, 2021, Voluntary Yield-related Fee Waivers totaled $83.1 million. These fee waivers were partially offset by related reductions in distribution expenses of $61.4 million such that the net negative pre-tax impact to Federated Hermes was $21.7 million.
As noted above, the FOMC raised rates in March 2022 and market expectations are that the FOMC will raise interest rates several more times in 2022. Higher yields in 2022 will continue to lower the impact of Voluntary Yield-related Fee Waivers. The net negative impact on pre-tax income from Voluntary Yield-related Fee Waivers in the second quarter 2022 may result in a net negative pre-tax impact on income of approximately $1 million. The actual amount of future Voluntary Yield-related Fee Waivers and the resulting negative impact of these fee waivers could vary, including in a material way, from management's estimates as they are contingent on a number of variables including, but not limited to, changes in assets within the money market funds, changes in yields on instruments available for purchase by the money market funds, including changes due to the level of government measures to further stimulate the economy which could result in the issuance of additional Treasury debt

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
instruments, actions by the FOMC, the U.S. Department of Treasury, the SEC, the Financial Stability Oversight Council (FSOC), Congress and other governmental entities, changes in fees and expenses of the money market funds, changes in the mix of money market customer assets, changes in customer relationships, changes in money market product structures and offerings, demand for competing products, changes in distribution models, changes in the distribution fee arrangements with third parties, Federated Hermes' willingness to continue the Voluntary Yield-related Fee Waivers and changes in the extent to which the impact of these fee waivers is shared by any one or more third parties.
Current Regulatory Environment
The following discussion focuses on various aspects of the current regulatory environment in which Federated Hermes operated its business during the first quarter 2022. Please see Federated Hermes' prior public filings, including, the discussions under Item 1 – Business – Current Regulatory Environment – Domestic and Item 1 – Business – Current Regulatory Environment – International, in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2021, for historical information on the regulatory environment, and related regulatory developments, for periods prior to January 1, 2022, which also includes further background information relevant to certain of the matters discussed below.
Regulators continue in 2022 to focus on the impact of the Pandemic on the markets. As of the end of the first quarter 2022, the full impact of the continuing Pandemic on the regulatory environment in the U.S., and globally, remains uncertain. It is possible that the impact of the Pandemic could continue to decrease (but likely not completely dissipate) as 2022 progresses due to the continued distribution of vaccines on a larger scale, the potential for continued, but lessened, market intervention from the U.S. Federal Reserve Board (Fed) or other Central Banks, and the possibility of additional stimulus packages. Please see Item 1A – Risk Factors in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of the risks posed by the Pandemic.
Russia's February 24, 2022 invasion of Ukraine also has led to sanctions being imposed against Russia, certain Russian nationals, and Belarus. These sanctions are restricting certain trading, creating securities valuation volatility, and otherwise impacting the investment management industry and global political and trade stability. Please refer to Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q for the period ending March 31, 2022 for additional information regarding the geopolitical risks posed by Russia's invasion of Ukraine.
Regulators continue to review remaining regulatory relief initially granted in 2020, policy efforts to address the effects of the Pandemic and related market instability, and to re-examine existing and propose new laws, rules, regulations, directives, and consultations. Regulatory actions taken to address the effects of the Pandemic, any other laws and regulations that have or are expected to be re-examined, modified, or reversed, or that become effective, and any new proposed laws, rules, regulations and directives or consultations (collectively, both domestically and internationally, as applicable, Regulatory Developments) continue to impact the investment management industry. Federated Hermes and its investment management business are subject to extensive regulation both within and outside the U.S. Federated Hermes and its products, such as the Federated Hermes Funds, and strategies are subject to: various federal securities laws, such as the 1933 Act, 1934 Act, 1940 Act, and Advisers Act; state laws regarding securities fraud and registration; regulations or other rules promulgated by various regulatory authorities, self-regulatory organizations, or exchanges; and various foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. Regulatory Developments, and the resulting regulatory environment, have impacted, and will continue to impact, to various degrees, Federated Hermes' business, results of operations, financial condition, cash flows and/or stock price (collectively, Financial Condition).
Domestic
With the SEC's aggressive 54 item rulemaking schedule announced in its Fall 2021 Unified Agenda of Regulatory and Declaratory Actions (Fall Reg Flex Agenda), the pace of new proposed and final laws, rules and regulations and other regulatory activity has increased (and is expected to continue to increase) in 2022. For example, in the fourth quarter 2021 and first quarter 2022, among other rules, the SEC has issued a final rule regarding performance-based investment advisory fees, proposed rules on money market fund reform, enhancement and standardization of climate-related disclosures for investors, cybersecurity risk management for investment advisors, registered investment companies and business, cybersecurity risk management strategy, governance and incident disclosure, private fund advisors, reporting on securities loans, special purpose acquisition companies (SPACs), modernization of beneficial ownership reporting, share repurchase disclosure modernization, Rule 10b5-1 and insider trading, and proxy voting advice, and reopened the comment period on previously issued proposed rules regarding reporting on securities loans and pay versus performance. The SEC's Fall Reg Flex Agenda also signals additional upcoming proposals on Rule 35d-1 under the 1940 Act (Names Rule), human capital management disclosures, corporate board diversity, and reporting of proxy votes on executive compensation, among other proposals.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Regulators also continue to focus on the market conditions that existed in March 2020, and their impact on open-end funds, including institutional prime and municipal (or tax-exempt) money market funds. Following the December 22, 2020 report by the President's Working Group on Financial Markets (PWG) titled, "Overview of Recent Events and Potential Reform Options for Money Market Funds" (PWG Report), an April 15, 2021 article by the SEC Division of Investment Management's Analytics Office titled, "Prime MMFs at the Onset of the Pandemic: Asset Flows, Liquidity Buffers, and NAVs," and other regulator publications, and despite extensive comments that strongly disagreed with the conclusions reached in the PWG Report by Federated Hermes and other investment management industry participants following the SEC's request for comment thereon, on December 15, 2021, the SEC Commissioners voted to propose new amendments to money market fund rules. According to the SEC, the proposed money market fund reforms would improve the resilience and transparency of money market funds by: (1) increasing minimum liquidity requirements for daily and weekly liquid assets to 25% and 50%, respectively, to provide a more substantial buffer in the event of rapid redemptions; (2) removing the ability of money market funds to impose liquidity fees and redemption gates when they fall below certain liquidity thresholds, which would eliminate an incentive for preemptive redemptions; (3) requiring certain money market funds (e.g., institutional prime and institutional municipal (or tax-exempt) money market funds) to implement swing pricing, which involves a process of adjusting a fund's current NAV such that the transaction price effectively passes on costs stemming from shareholder redemptions to redeeming shareholders, so that they bear the liquidity costs of their redemptions; (4) enhancing certain reporting requirements (e.g., Form N-MFP and Form N-CR) to improve the SEC's ability to monitor and analyze money market fund data; and (5) requiring stable NAV money market funds to convert to a floating NAV if future market conditions result in negative money market fund yields. The comment period for the SEC's proposed money market fund reforms ended on April 11, 2022.
On March 3, 2022, the SEC also requested comment on the information collection and reporting requirements applicable to money market funds under Rule 2a-7 under the 1940 Act. Among other comment requests, the SEC invited comments on: (1) whether the proposed collection of information is necessary for the proper performance of the functions of the Commission, including whether the information shall have practical utility; (2) ways to enhance the quality, utility, and clarity of the information collected; and (3) ways to minimize the burden of the collection of information on respondents, including through the use of automated collection techniques or other forms of information technology. The comment period will end on May 9, 2022.
After the SEC's issuance of its proposed money market fund reforms, other regulators continued to discuss the impact of money market funds on the market turmoil in March 2020. At a joint meeting of the FOMC and the Board of Governors of the Federal Reserve System (Governors) on January 25, 2022, the potential vulnerabilities of prime money market funds to a sudden withdrawal of liquidity were discussed. At its February 4, 2022 meeting, the FSOC recognized that open-end funds were not the sole or primary cause of market turmoil in 2020, but mistakenly noted that the size of their asset liquidations indicates that they were one of the significant contributors to the market stress. At the same meeting, the FSOC reviewed the SEC's proposed money market fund reforms and indicated that the FSOC supports the SEC's efforts to reform money market funds and to strengthen short-term funding markets.
The FSOC's conclusion that open-end funds were significant contributors to the March 2020 turmoil contradicts the Investment Company Institute's (ICI) November 2020 report titled, "Experiences of U.S. Money Market Funds During the Covid-19 Crisis" (ICI MMF Report), and Federated Hermes' comments on the PWG Report, which demonstrated that the March 2020 market turmoil resulted from the Pandemic and the unprecedented global response and economic shut-down, and that the Treasury securities markets, rather than money market funds, triggered the market turmoil. The ICI MMF Report rebuked suggestions that money market funds, particularly institutional prime money market funds, were a primary, if not the sole, cause of market distress in March 2020, noting that, "[t]hese suggestions are inconsistent with the data and early press reports." The ICI MMF Report points to the fact that the market dislocations were widespread, including in markets in which institutional prime money market funds are not significant players, such as the U.S. Treasury bonds, longer-term U.S. agency securities, municipal securities, corporate bonds, and foreign exchange markets. The ICI MMF Report also studied institutional prime money market fund asset flows and spreads in the Treasury bond market, concluding, "by March 11[, 2020] these spreads had widened substantially, yet prime money market funds had seen virtually no outflows." The ICI MMF Report also noted that, "press reports do not support the theory that money market funds were at the forefront of the market stress" and that, "Treasury markets were in the news several days before any real mention of money market funds . . ."
On April 11, 2022, Federated Hermes submitted two comment letters, a Primary Comment Letter (115 pages) and a separate Swing Pricing Comment Letter (45 pages). These comment letters strongly disagree with a majority of the SEC's money market fund reform proposal.
In its Primary Comment Letter, Federated Hermes concurred with the ICI that money market funds are critically important for (1) over 50 million retail investors, as well as corporations, municipalities, and other institutional investors, who rely on the $5

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
trillion money market fund industry as a low cost, efficient, transparent, cash management investment vehicle that offers market-based rates of return, and (2) governments (federal, state and local), businesses, and financial institutions who utilize money market funds as an important source of financing. Federated Hermes also agreed with the ICI's comments on the SEC's money market fund reform proposal with only a few differences regarding: (1) the application of liquidity fees; (2) availability of discretionary redemption gates; (3) increases to the required daily and weekly liquidity requirements; (4) support of reverse distribution mechanisms (RDMs) as the most appropriate means to manage money market funds in a negative interest rate environment; and (5) opposition to swing pricing.
Federated Hermes specifically agreed with the SEC that the link between liquidity fees and redemption gates and the 30 percent weekly liquid asset requirement in Rule 2a-7 under the 1940 Act should be eliminated. Federated Hermes asserted that, unlike the SEC's proposal, it supports the retention of a fund board's ability to impose either a liquidity fee or a redemption gate, in its discretion and in accordance with its fiduciary duty, when doing so is in the best interest of the fund and its shareholders, without reference to any specific level of liquidity. Federated Hermes opposed increasing required daily and weekly liquidity requirements for money market funds because of the negative effect such increased requirements would have on money market fund yields, and once unencumbered from the perils of an inappropriate linkage between liquidity levels and liquidity fees and redemption gates, Federated Hermes believes that money market funds have sufficient liquidity levels currently to protect investors from dilution. Federated Hermes opposed the SEC's prohibition on the use of RDMs to maintain the stable NAVs of government money market funds because, among other reasons, the SEC's prohibition on the use of RDMs: (1) does not reflect any formal investment management industry feedback; and (2) will eliminate the use of government money market funds as sweep investments. Federated Hermes also asserted that, due to the significant technology investments that would be necessary for market participants to modify transaction systems to process transactions in a hypothetical negative yield scenario without using RDMs, the absence of RDMs could lead to potential material outflows in U.S. government money market funds to bank deposits or non-regulated investment products, consistent with the notion of regulating government money market funds out of existence. Federated Hermes argued that the use of RDMs is the clear investor preference and would preserve money market funds as an investment product for all stakeholders, and that the SEC's concerns over investor confusion regarding the operation of RDMs can be addressed through disclosure. Federated Hermes concluded its Primary Comment Letter on the SEC's proposed money market fund reforms by asserting that: (1) the SEC's final rule should be limited to (a) delinking compliance with daily and weekly liquidity levels to considerations on imposition of liquidity fees and redemption gates, (b) requiring fluctuating NAV money market funds to use bid prices on portfolio assets to calculate NAV and purchase and redemption prices, and (c) specifying criteria upon which a money market fund board's independent trustees/directors could impose a discretionary liquidity fee or redemption gate; and (2) the remaining aspects of the SEC's proposed money market fund reforms should not be adopted, including in particular the swing pricing proposal, as they will (a) not achieve the desired result to reduce investor redemptions in stressed market conditions, but instead will be harmful to investors in money market funds and those who use money market funds to obtain short-term financing, and (b) interfere with capital formation and the stability and efficiency of short-term markets.
In its Swing Pricing Comment Letter, Federated Hermes opposed the SEC's proposal for the mandatory use of swing pricing because, among other reasons, swing pricing would eliminate a fundamental tenet of money market funds – the ability for investors to transact intra-day and same day. Federated Hermes asserted that swing pricing for money market funds is deeply flawed, and investors would be damaged, not protected, by its implementation. Federated Hermes asserted that swing pricing will fail to reduce systemic risk while creating other significant adverse consequences. Among other things, Federated Hermes argued that swing pricing would cause investors to pre-emptively redeem from money market funds, as they did before the effective date of the SEC's structural, operational, and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance). Federated Hermes further asserted that this would cause more short-term commercial paper to be directly owned, or owned through less regulated vehicles, without the professional management provided through regulated money market funds that seek safety and stability of money market fund NAVs. Federated Hermes also asserted that swing pricing would inevitably lead to efforts to market-time or "game" trading in a manner that would harm investors and the integrity of money market funds generally, based, among other things, on known heavy redemptions at month and quarter ends, and at tax payment dates, and other factors. Federated Hermes identified significant new operational and compliance costs to implement swing pricing or to mitigate the new risks posited by it, which would be borne by money market fund shareholders without a corresponding benefit. Federated Hermes identified significant market impacts that could result from implementing swing pricing, including the potential that institutional prime and tax-exempt money market funds could no longer qualify to be designated as "cash and cash equivalents," and the elimination of the impacted money market funds from use as sweep investments. Federated Hermes also set forth several recommendations and conclusions, including, among others, that: (1) the SEC should abandon its swing pricing proposal, and eliminate the link between the 30 percent weekly liquid asset requirement and mandatory liquidity fees and redemption gates; (2) discretionary liquidity fees are preferable to swing pricing;

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
(3) mandatory liquidity fees, as contemplated by some commenters, would have the effect of triggering preemptive redemptions in stressed markets as investors would try to ascertain the criteria for triggering the mandatory liquidity fees from publicly available data; (4) discretionary liquidity fees are preferable to mandatory liquidity fees because they preserve the role and responsibility of the money market funds' board to act to prevent material dilution or other unfair results for all fund shareholders based on actual circumstances; (5) the SEC should not be ensnared in a redirection or usurpation of its defined mission toward goals that cannot be reconciled with its statutory mandate; and (6) Congress should require that banking regulators fix the problems created by the array of post-financial crisis reforms that materially impaired market-making, particularly in stressed market conditions.
Management believes money market funds provide a more attractive investment opportunity than other competing products, such as insured deposit account alternatives. Management also believes that money market funds are resilient investment products that have proven their resiliency during the Pandemic. While Federated Hermes believes that some regulations could be improved, such improvements should be measured and appropriate, preserving investors' ability to invest in all types of money market funds. Federated Hermes also continues to support efforts to permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements imposed under the 2014 Money Fund Rules and Guidance for, institutional and municipal (or tax-exempt) money market funds. Legislation has been re-introduced in both the Senate and the House of Representatives in a continuing effort to get these revisions to money market fund reform regarding the use of amortized cost passed and signed into law.
In addition to the anticipated proposed regulations included in the SEC's Fall Reg Flex Agenda discussed above, the SEC has also increased its focus on ESG-related disclosures. Following the SEC's creation of a Climate Change and ESG Task Force in the SEC's Division of Enforcement (DOE) on March 4, 2021, the SEC's Division of Examinations' April 9, 2021 ESG product and service risk alert, the FSOC's recognition that climate change is an emerging and increasing threat to U.S. financial stability, and other regulatory actions, statements and industry commentary, on March 21, 2022, the SEC issued a climate disclosure proposal titled, "The Enhancement and Standardization of Climate-Related Disclosures for Investors". The proposal mandates, among other things, certain climate-risk disclosures by public companies, including on Form 10-K, about a company's governance, risk management, and strategy with respect to climate-related risks. The proposal incorporates certain concepts and vocabulary from the Task Force on Climate-related Financial Disclosures (TCFD) and the Greenhouse Gas Protocol (GHG Protocol) as part of the proposed disclosure regime. For example, the proposal would require disclosure of quantitative metrics to assess a company's exposure to greenhouse gas emissions. A company would be required to disclose its Scope 1 and Scope 2 greenhouse gas emissions, which would be emissions under the GHG Protocol that "result directly or indirectly from facilities owned or activities controlled by a registrant." Certain registrants also would be required to disclose Scope 3 emissions, which would be the emissions from upstream and downstream activities in a company's value chain, if such emissions were material to investors or if the company had made a commitment that included reference to Scope 3 emissions. The comment period on the SEC's climate disclosure proposal ends on May 11, 2022.
On March 21, 2022, FSOC Chairperson Yellen praised the SEC's climate risk disclosure proposal, stating: "The SEC's proposal is an important step to protect investors and strengthen the overall resilience of the financial system. Investors and businesses have for years asked for reliable information that can be used to assess climate-related risks and opportunities. I commend Chair Gensler and the SEC for their work on this critical issue." On April 5, 2022, certain Republican senators, including members of the Senate Banking and Environment and Public Works Committees, issued a letter to SEC Chair Gensler calling on the SEC to withdraw the proposal. Consistent with its June 14, 2021 comment letter submitted in response to then acting SEC Chair Allison Herren Lee's request for public comment on the SEC's disclosure rules and guidance as they apply to climate change and other ESG-related disclosures, Federated Hermes believes that any SEC rule on climate disclosure should: (1) supplement its principles-based disclosure regime, not replace it with prescriptive metrics; (2) focus on material disclosures; and (3) maintain the global competitiveness of U.S. capital markets.
In addition to the SEC and the FSOC, regulations adopted, and actions taken, by the Department of Labor (DOL) impact the investment management industry, including Federated Hermes. The DOL's April 2016 fiduciary rule was vacated in June 2018 by the United States Court of Appeals for the Fifth Circuit. On December 15, 2020, the DOL issued the final version of a re-proposed fiduciary rule to regulate "investment advice fiduciaries" (Final DOL Fiduciary Rule), which became effective on February 16, 2021. On February 12, 2021, the DOL announced that its temporary enforcement policy, under which the DOL would not pursue prohibited transaction claims against investment advice fiduciaries who are working diligently on compliance with relevant components of the Final DOL Fiduciary Rule, would remain in place until December 20, 2021. In Field Assistance Bulletin No. 2021-02, the DOL provided further transition relief by extending its position on pursuing prohibited transaction claims through January 31, 2022. The DOL also stated that it would not enforce the specific documentation and disclosure requirements for individual retirement account rollovers through June 30, 2022, but that all other requirements of the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Final DOL Fiduciary Rule would be subject to full enforcement as of February 1, 2022. In its Fall Reg Flex Agenda, the DOL indicated that it would be proposing another new fiduciary rule. According to the DOL's Fall Reg Flex Agenda, the new proposed fiduciary rule will amend the regulatory definition of the term "fiduciary" to more appropriately define when persons who render investment advice for a fee to employee benefit plans and individual retirement accounts are fiduciaries for purposes of ERISA and the Internal Revenue Code. As of March 31, 2022, a new fiduciary rule has not yet been proposed. It has been reported that a proposed new fiduciary rule will be issued following the appointment of a new Assistant Secretary of Labor for the Employee Benefits Security Administration (EBSA). In January 2022, President Biden's nominee for the position advanced through the Senate Health, Education, Labor, and Pensions Committee. As of [April 21], 2022, the nominee has not yet been approved by a full Senate vote.
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
In a change from the Final DOL ESG Rule, the New DOL Proposed ESG/Proxy Voting Rule also would amend the "tie-breaker" standard by: (1) imposing a standard that would require a fiduciary to conclude prudently that competing investments, or competing investment courses of action, equally serve the financial interests of the plan over the appropriate time horizon; and (2) permitting a fiduciary to select an investment, or an investment course of action, based on economic or non-economic benefits other than investment returns. The New DOL Proposed ESG/Proxy Voting Rule also would adjust the Final DOL Proxy Voting Rule's requirements for the exercise of shareholder rights, including proxy voting, by: (1) removing from the current regulation the statement that "the fiduciary duty to manage shareholder rights appurtenant to shares of stock does not require the voting of every proxy or the exercise of every shareholder right"; (2) removing from the current regulation safe harbors relating to proxy voting that permit (a) a policy to limit voting resources to particular types of proposals that a fiduciary has prudently determined are substantially related to the issuer's business activities or are expected to have a material effect on the value of the investment and (b) a policy of refraining from voting on proposals or particular types of proposals when a plan's holding in a single issuer relative to the plan's total investment assets is below a quantitative threshold; and (3) eliminating from the current regulation the requirement that, when deciding whether to exercise, and in exercising, shareholder rights, a plan fiduciary must maintain records on proxy voting activities and other exercises of shareholder rights. In a December 10, 2021 comment letter, Federated Hermes commented on the New DOL Proposed ESG/Proxy Voting Rule with respect to, among other points, the interrelationship between the Final DOL Fiduciary Rule and New DOL Proposed ESG/Proxy Voting Rule and the exclusive benefit rule under a relevant fiduciary's own prudent analysis, which in Federated Hermes' view would unnecessarily subject fiduciaries to regulatory and litigation risk and expose any final rulemaking to further scrutiny over time.
Since the beginning of the first quarter 2022, other proposed rules, new guidance and other actions have been issued or taken that impact U.S. investment management industry participants, including Federated Hermes. For example:
•On March 30, 2022, the SEC staff released a bulletin on Regulation Best Interest, in the form of questions and answers, reiterating the standards of conduct for broker-dealers and investment advisors when they are making account recommendations to retail investors. The bulletin clarifies the applicable standards, disclosures, and considerations when making account recommendations.
•On March 30, 2022, the SEC proposed rules intended to enhance investor protections in initial public offerings by SPACs and in subsequent business combination transactions between SPACs and private operating companies. The proposal includes specialized disclosure requirements with respect to, among other things, compensation paid to sponsors, conflicts of interest, dilution, and the fairness of these business combination transactions. The proposed new rules and amendments to certain rules and forms under the 1933 Act and the 1934 Act would address the application of disclosure, underwriter liability, and other provisions in the context of, and specifically address concerns associated

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
with, business combination transactions involving SPACs as well as the scope of the Private Securities Litigation Reform Act of 1995. The proposed rule would deem any business combination transaction involving a reporting shell company, including a SPAC, to involve a sale of securities to the reporting shell company's shareholders and would amend certain financial statement requirements applicable to transactions involving shell companies. The proposed rule also includes a new safe harbor under the 1940 Act that would provide that a SPAC that satisfies the conditions of the proposed rule would not be an investment company. The comment period for this proposed rule will end 30 days after publication in the Federal Register or on May 31, 2022 (which is 60 days after issuance), whichever is later.
•On March 9, 2022, the SEC proposed rules to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and cybersecurity incident reporting by public companies that are subject to the reporting requirements of the 1934 Act. This includes proposed amendments to require current reporting about material cybersecurity incidents. The SEC also proposed to require periodic disclosures about a registrant's policies and procedures to identify and manage cybersecurity risks, management's role in implementing cybersecurity policies and procedures, and the board of directors' cybersecurity expertise, if any, and its oversight of cybersecurity risk. Additionally, the proposed rules would require registrants to provide updates about previously reported cybersecurity incidents in their periodic reports. The comment period for this proposed rule will end on May 9, 2022.
•On March 7, 2022, the EBSA published a compliance assistance release cautioning plan fiduciaries to exercise extreme care before they consider adding a cryptocurrency option to a 401(k) plan's investment menu for plan participants. According to EBSA Acting Assistant Secretary Ali Khawar: "At this stage of cryptocurrency's development, fiduciaries must exercise extreme care before including direct investment options in cryptocurrency."
•On February 25, 2022, the SEC reopened the comment period for its prior proposal regarding reporting of securities loans. On November 18, 2021, the SEC had proposed a new rule that would require lenders of securities to provide the material terms of securities lending transactions within 15 minutes of "being effected" or modified. The terms would need to be reported to a registered national securities association, such as FINRA, which would then make the data available publicly. On January 7, 2022, Federated Hermes submitted a comment letter to the SEC in which it expressed concern that the proposed rule imposes impractical reporting requirements that are likely to increase transaction costs and undermine an important source of potential fund income (i.e., securities lending). The new comment period ended on April 1, 2022.
•On February 25, 2022, the SEC proposed new Rule 13f-2 and amendments to Regulation SHO and CAT to increase market transparency regarding short selling. Under the proposed changes, market participants would be required to collect and submit certain short sale-related data to the SEC on a monthly basis. The SEC then would make aggregate data about large short positions, including daily short sale activity data, available to the public for each individual security. The proposed changes would fulfill Congress' mandate under Section 13(f)(2) of the 1934 Act, added under Section 929X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) to prescribe rules to make certain short sale data publicly available. The comment period for this proposed rule ended on April 26, 2022.
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
•On February 10, 2022, the SEC proposed to amend certain rules that govern beneficial ownership reporting. Among other things, the SEC proposed changes to Schedules 13D and 13G, including updates to the filing deadlines for initial and amended beneficial ownership reports filed on Schedules 13D and 13G and the dates on which such filings are deemed to have been made, as well as requiring the use of a structured, machine-readable data language on these filings. The comment period for this proposed rule ended on April 11, 2022.
•On February 9, 2022, the SEC proposed new Rule 206(4)-9 under the Advisers Act and new Rule 38a-2 under the 1940 Act, as well as other amendments, which constitute new cybersecurity risk management rules and amendments that purport to enhance cybersecurity preparedness and improve the resilience of investment advisors and investment management companies against cybersecurity threats and attacks. The new rules and amendments would: (1) require investment advisors and funds to adopt and implement written policies and procedures that are reasonably designed to

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
address cybersecurity risks; (2) require investment advisors to report significant cybersecurity incidents to the SEC on proposed Form ADV-C; (3) enhance investment advisor and fund disclosures related to cybersecurity risks and incidents; and (4) require investment advisors and funds to maintain, make, and retain certain cybersecurity-related books and records. The comment period for this proposed rule ended on April 11, 2022. As expressed in its April 11, 2022 comment letter to the SEC, Federated Hermes believes the proposed rule imposes overly burdensome reporting and disclosure requirements, and potentially requires overly specific disclosure that could be used by cyber threat actors to orchestrate future cyber incidents.
•On February 9, 2022, the SEC proposed new rules and amendments under the Advisers Act intended to enhance the regulation of private fund advisors. The proposed new rules would: (1) require private fund advisors registered with the SEC to provide investors with quarterly statements detailing information about private fund performance, fees and expenses; (2) require registered private fund advisors to obtain an annual audit for each private fund and cause the private fund's auditor to notify the SEC upon certain events occurring; (3) require registered private fund advisors, in connection with an advisor-led secondary transaction, to distribute to investors a fairness opinion and a written summary of certain material business relationships between the advisor and the opinion provider; (4) prohibit all private fund advisors, including those that are not registered, from engaging in certain activities and practices that are contrary to the public interest and the protection of investors; and (5) prohibit all private fund advisors from providing certain types of preferential treatment that have a material negative effect on other investors, while also prohibiting all other types of preferential treatment unless disclosed to current and prospective investors. The SEC is also proposing to require all registered advisors, including those that do not advise private funds, to document the annual review of their compliance policies and procedures in writing. The comment period for this proposed rule ended on April 25, 2022.
•On February 9, 2022, the SEC proposed to reduce risks in the clearance and settlement of securities. The proposed changes would: (1) shorten the standard settlement cycle for securities transactions from two business days after trade date (T+2) to one business day after trade date (T+1); (2) eliminate the separate T+4 settlement cycle for firm commitment offerings priced after 4:30 p.m.; (3) improve the processing of institutional trades by proposing new requirements for broker-dealers and registered investment advisors intended to improve the rate of same-day affirmations; and (4) facilitate straight-through processing by proposing new requirements applicable to clearing agencies that are central matching service providers. The comment period for this proposed rule ended on April 25, 2022.
•On January 27, 2022, the SEC reopened the comment period for the pay versus performance proposing release, which was issued in 2015. The proposed rule would amend Item 402 of Regulation S-K to implement Section 14(i) of the 1934 Act, as added by Section 953 of the Dodd-Frank Act. Section 14(i) of the 1934 Act requires the SEC to adopt rules relating to how executive compensation actually paid by a registrant relates to the financial performance of the registrant. The new comment period ended on March 4, 2022.
•On January 25, 2022, the SEC proposed amendments to Form PF, which is a confidential reporting form for certain SEC-registered investment advisors that manage private funds. The proposed amendments would: (1) require new current reporting of certain events for large hedge fund advisors and advisors to private equity funds; (2) decrease the reporting threshold for large private equity advisors; and (3) revise reporting requirements for large private equity advisors and large liquidity fund advisors. The comment period for this proposed rule ended on March 21, 2022.
•On January 15, 2022, the SEC proposed amendments to Rule 10b-5 under the 1934 Act that would: (1) add new conditions to the availability of the affirmative defense under 1934 Act Rule 10b5-1(c)(1) which allows trading on behalf of a director, officer or issuer while in possession of material nonpublic information provided certain conditions are satisfied; (2) create new disclosure requirements regarding issuers' insider trading policies and regarding the adoption, modification and termination of Rule 10b5-1 and certain other trading arrangements by directors, officers and issuers; (3) create new disclosure requirements for executive and director compensation regarding the timing of certain equity compensation awards; and (4) update Form 4 and Form 5 to require corporate insiders subject to Section 16 of the 1934 Act to identify transactions made pursuant to Rule 10b5-1(c)(1) trading arrangements and to disclose all gifts of securities on Form 4 (rather than on Form 5). The comment period for this proposed rule ended on April 1, 2022.
In response to the SEC's shortened comment periods for these new proposed rules, on April 5, 2022, the ICI, the Securities Industry and Financial Markets Association (SIFMA), and over 20 other organizations submitted a joint letter to the SEC regarding the need for sufficient comment periods, cost benefit analysis and meaningful public input in the regulatory rulemaking process. Citing the need for commenters to review and analyze roughly 3,570 pages and respond to roughly 2,260 individually identified questions in connection with the SEC's recent rule proposals, these organizations reminded the SEC that

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
the Administrative Procedure Act (APA) requires regulatory agencies to provide interested persons with a meaningful opportunity to comment on proposed rules. These organizations also asserted that exceedingly short comment periods associated with numerous concurrent, potentially inter-connected rule proposals that touch on significant changes to the operational and regulatory regime applicable to financial firms could result in rules that hurt investors, damage the financial system, implicate the SEC's obligations under the APA and internal rulemaking guidelines, and ultimately violate the SEC's mission to protect investors, maintain fair, orderly, and efficient markets, and facilitate capital formation.
In addition to the above Regulatory Developments, the SEC staff continues to engage in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including investment advisors and investment management companies such as Federated Hermes' investment advisory subsidiaries and the Federated Hermes Funds. On March 30, 2022, the SEC's DOE released its examination priorities for 2022, including, among other priorities: (1) private funds; (2) ESG investing; (3) retail investors; (4) cybersecurity; (5) fintech; and (6) digital assets. The DOE's focus in the areas of investment advisors and investment companies remains largely on perennial issues such as marketing practices, advisory fee calculations, portfolio management, brokerage and execution, conflicts of interest, compliance programs, service provider oversight, and other related matters. In addition to routine examinations, additional sweep examinations addressing various topics have been conducted. For example, the SEC has been conducting sweep examinations regarding ETF revenue sharing payments and ESG practices and disclosures, among others. The SEC staff has also issued various guidance statements, investor bulletins and risk alerts on a variety of compliance issues, including private funds and cryptoasset interest-bearing accounts, among others.
These investigations, examinations and actions have led, and can lead, to further regulation, guidance statements and scrutiny of the investment management industry. The degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
Regulation or potential regulation by regulators other than the SEC and DOL also continued, and can continue, to affect investment management industry participants, including Federated Hermes. For example, on March 8, 2022, the Financial Industry Regulatory Authority (FINRA) published its Regulatory Notice 22-08 regarding complex products and options in which FINRA expressed concerns about retail investors trading these products without understanding their characteristics and risks. In this Regulatory Notice, FINRA describes a complex product as a product with features that can make it difficult for a retail investor to understand its essential characteristics and risks (including the payout structure and how the product may perform in different market and economic conditions). A product that combines features of multiple products and strategies also can be a complex product. Examples of complex products provided by FINRA include, among others: (1) exchange-traded funds (ETFs) with inverse, defined outcome, volatility-linked, or leveraged strategies; (2) mutual funds and ETFs that employ cryptocurrency futures; (3) closed-end interval funds or tender offer funds that provide limited liquidity; (4) equity-indexed annuities; (5) reverse convertibles; (6) commodity futures-linked securities; (7) alternative funds (including hedge funds); and (8) non-traded real estate investment trusts. Among other requests for comment, FINRA requests comment on how FINRA members define "complex products" and whether different or additional requirements should be applied thereto. The comment period will end on May 9, 2022. In its 2022 Report on its Examination and Risk Monitoring Program, published on February 9, 2022, FINRA identified, among other areas of concern, Regulation Best Interest and Form CRS, the Consolidated Audit Trail, order handling, best execution, and conflicts of interest, mobile apps, SPACs, cybersecurity, complex products, anti-money-laundering, outside business activities, net capital, books and records, firm short positions and fails-to-receive in municipal securities, trusted contact persons, funding portals and crowdfunding offerings, disclosure of order routing information, portfolio margining, and intraday trading. In addition to federal regulation, various state legislatures or regulators also have adopted or are beginning to adopt state-specific cyber-security and/or privacy requirements that can apply to varying degrees to investment management industry participants, including Federated Hermes.
The activities of the FSOC also continue to be monitored by the investment management industry, including Federated Hermes. The FSOC has focused on potential risks in the asset management industry, including money market funds, and other types of cash management vehicles (such as local government investment pools), that continue to use amortized cost or have a stable NAV but are not subject to the 2014 Money Fund Rules and Guidance. As discussed above, the market volatility and liquidity stress money market funds experienced as a result of the Pandemic beginning in March 2020 has drawn the attention of U.S. and global regulators, including the FSOC. Certain policy advocates have called for the FSOC to reverse its 2019 decision to change its approach to designating individual firms as systemically important (from its current activities-based approach under which an individual firm would be designated only if it were determined that efforts to address the financial stability risks of that firm's activities by its primary federal and state regulators have been insufficient to the FSOC's prior entity-based approach) in order to better fulfill its statutory mandate to mitigate risks to financial stability. Any possibility of the FSOC reverting to its prior systemically important designation practices, and recommending new or heightened regulation for nonbank financial

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
institutions, which the Governors have indicated can include open-end investment companies, such as money market funds and other mutual funds, increases the potential for further regulation of the investment management industry, including Federated Hermes and the Federated Hermes Funds. On February 4, 2022, the FSOC issued a Statement on Nonbank Financial Intermediation in which the FSOC recounted that, in 2021, it had made it a priority to evaluate and address the risks to U.S. financial stability posed by hedge funds, open-end funds and money market funds; indicated that at its February 4, 2022 meeting it had received updates on these three types of nonbank financial institutions; and announced that it will continue in 2022 to evaluate, monitor, and address the risks that these institutions pose to financial stability.
As a candidate, the current President stated that he is open to the idea of a financial transactions tax (FTT) on securities transactions, an idea proposed by certain former Democratic candidates, including the current Vice President. The Wall Street Tax Act, introduced in the House of Representatives on January 15, 2021, together with its companion Senate bill introduced on March 18, 2021, would impose, if enacted, a 0.1% tax on stock, bond and derivatives transactions and reportedly would raise an estimated $777 billion over a decade. The Tax on Wall Street Speculation Act, introduced in the Senate and House of Representatives on April 21, 2021, would impose an FTT of 0.5% on stock trades, 0.1% on bond trades, and 0.005% on derivative transactions. These proposals are being introduced for a variety of reasons, including to fund infrastructure programs and college education programs or in an attempt to reduce speculation on Wall Street. While Congressional hearings have taken place during which the FTT proposals have been discussed, none of the bills introduced to date have progressed in Congress.
In the latest budget proposal released in March 2022, the White House proposes raising the corporate income tax rate from 21 percent to 28 percent and raising the top tax rate on capital gains and dividends from 20 percent to 39.6 percent. The President had previously proposed (and the House Ways and Means Committee had approved a reconciliation tax bill) raising the corporate income tax rate to 26.5%, but the White House later abandoned that proposal in favor of a new separate 15% minimum tax on firms with more than $1 billion in profits. The latest budget proposal also would raise taxes on households with net wealth over $100 million by imposing a minimum effective annual tax rate of 20 percent on certain income, including unrealized capital gains. The President had previously proposed a "wealth tax" on the unrealized investment income of Americans with at least $1 billion in assets. A one percent excise tax on the value of stock repurchased by publicly-traded U.S. corporations also has been proposed in Congress. While these tax increases, among others, are being proposed to fund infrastructure plans and the proposed budget, the President has not signaled an intent to include an FTT in any tax proposals. Legislation also was previously introduced in various states, such as New York, New Jersey, and Illinois, that, if enacted, would have imposed FTTs on various types of securities, commodities, or other financial transactions. On January 11, 2022, a New Jersey assemblyman reintroduced a 2020 FTT proposal that would impose $0.0025 for each financial transaction processed by high-quantity processors that process 10,000 or more financial transactions through electronic infrastructure located in New Jersey during the year. In March 2021, a bill was re-introduced into the U.S. House of Representatives that would prohibit states from imposing FTTs on security industry participants. As of March 31, 2022, that bill has not progressed in Congress.
International
Political, economic, legal, and regulatory uncertainty continues regarding the impact of Brexit on a post-Brexit UK. See Item 1A - Risk Factors - General Risk Factors - Economic and Market Risks - Potential Adverse Effects of a Decline or Disruption in the Economy or Markets and General Risk Factors - Regulatory and Legal Risks - Potential Adverse Effects of Changes in Laws, Regulations and Other Rules in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of the risks of political instability, currency abandonment and other market disruptions on Federated Hermes and its business. Brexit has affected, and will likely continue to affect, the requirements and/or timing of implementation of legislation and regulations applicable to doing business in the EU and UK, including the laws and regulations applicable to Federated Hermes, as well as to the sponsoring, management, operation and distribution of Federated Hermes' products and services, both within and outside the EU and UK.
UK regulators are continuing with the process of rationalizing the EU legislation and regulatory requirements that were quickly "on-shored" upon Brexit taking effect. The UK Financial Conduct Authority (FCA), the Bank of England (BoE) and other UK regulators granted firms until March 31, 2022 to comply with certain of these regulatory changes including, among others, certain reporting obligations and market abuse requirements. Other Regulatory Developments related to Brexit in the first quarter 2022 included, among others:
•The consultation period ended on February 9, 2022 for Her Majesty's Treasury's (HM Treasury) November 9, 2021 consultation, "Financial Services Future Regulatory Framework Review: Proposals for Reform," its second consultation on the UK government's proposals for adapting the UK regulatory framework for financial services following Brexit.
•On January 18, 2022, the FCA issued a statement regarding the temporary permissions regime that allows European Economic Area (EEA)-domiciled investment funds that were marketed in the UK under a passport to continue

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
temporarily to be marketed in the UK, and allows EEA-based firms that passported into the UK to continue new and existing regulated business within the scope of their permissions in the UK for up to five years, while they seek full FCA authorization. The FCA advised that it would seek to ensure that firms relying on the temporary permissions regime, where appropriate, cannot expand their UK business while in the temporary permissions regime. The FCA also indicated that, if firms miss their deadline for applying for full FCA authorization, fail to respond to mandatory information requests, do not intend to apply for full authorization, or have their authorization application refused, and do not voluntarily leave the temporary permissions regime, the FCA will take action to remove them.
•On February 21, 2022, the UK Government published regulations that brought the offshore funds regime (OFR) into effect from February 23, 2022. The OFR is targeted at Undertakings for the Collective Investment in Transferable Securities (UCITS) and is a long-term replacement to the temporary permissions regime which enabled Federated Hermes' Irish UCITS funds to continue to be marketed in the UK after December 31, 2020. Federated Hermes has received permission from the FCA to allow certain Irish-domiciled UCITS funds and Luxembourg-based direct lending funds to continue to be marketed in the UK under the temporary permissions regime. HM Treasury is working with the FCA to undertake equivalence assessments for different countries and different fund types in order to identify those that can take advantage of the OFR. The FCA is continuing to consider the requirements that will apply under the OFR and whether those funds will need to put in place some form of value assessment process.
There remains a risk of regulatory divergence between the UK and the EU post-Brexit. For example, the UK has elected to have its own financial rules. EU investment firms in EU Member States are required to comply with the Investment Firms Directive (IFD) and Investment Firms Regulation (IFR); however, the IFD and IFR do not bind the UK, and a new UK prudential regime for Markets in Financial Instruments (MiFID) firms titled Investment Firms Prudential Regime (IFPR) is included in the UK's Financial Services Act 2021. The IFPR, which became effective on January 1, 2022, introduced a single prudential regime, and represents a significant change for FCA-authorized investment firms in the UK that are authorized under MiFID, including alternative investment fund managers with MiFID top-up permissions. On March 4, 2022, the FCA released a consultation paper setting out proposed amendments to the Prudential sourcebook for MiFID investment firms (MIFIDPRU) section of the FCA Handbook. The proposed amendments provide for a MIFIDPRU TP 7, which is the form that firms must use to count their existing instruments as own funds if they were not previously subject to the UK Capital Requirements Regulation (CRR). The FCA proposed amendments to provide more flexibility for firms to come into compliance.
As another example, EU regulators have previously issued or proposed directives, rules, and laws regarding sustainable finance, including the Sustainability-Related Disclosures Regulation or Sustainable Finance Disclosure Regulation (SFDR) and the Taxonomy Regulation. The Taxonomy Regulation establishes a framework to facilitate sustainable investment, including when Member States establish measures (e.g., labels or standards) setting requirements regarding financial products or corporate bonds presented as "environmentally sustainable." Pursuant to the Sustainable Finance Package issued by the European Commission, firms have a 12-month period that is expected to end in October 2022 to implement certain sustainability reporting requirements and investment advice and sustainability considerations in connection with product governance and fiduciary duties. Following its 2021 "Trends, Risks and Vulnerabilities (TRV) Report," on February 15, 2022, ESMA published a revised TRV which, for the first time, designated environmental risk as a distinct category of risk. On March 24, 2022, the European Supervisory Authorities (ESAs) issued a revised joint supervisory statement on the application of the SFDR, which includes a new timeline for compliance, expectations about the explicit quantification of the product disclosures under Article 5 and 6 of the Taxonomy Regulation, and the use of estimates. The ESAs recommended that national competent authorities (NCAs) and market participants utilize the period to January 1, 2023 to prepare for the application of the European Commission's delegated regulation, which will contain SFDR Level 2 regulatory technical standards. On April 6, 2022, the European Commission adopted the final regulatory technical standards supplementing the SFDR, specifying the mandatory website, pre-contractual, and periodic reporting templates for financial market participants and in-scope financial products. Provided there are no objections by the European Parliament and Council of the EU over the next three months, the final regulatory technical standards will be published in the Official Journal of the EU later in 2022 and, if there are no further delays, will apply beginning on January 1, 2023.
Rather than adopt the SFDR, the UK decided to align with the TCFD. On November 3, 2021, the FCA published a discussion paper, "Sustainability Disclosure Requirements (SDR) and investment labels" in which the FCA sought views on new sustainability disclosure requirements for asset managers and FCA-regulated asset owners, as well as a new classification and labelling system for sustainable investment products. The consultation period ended on January 7, 2022.
On March 31, 2022, the International Sustainability Standards Board (ISSB) published a consultation setting forth its first two draft sustainability disclosure standards, IFRS S1 General Requirements for Disclosure of Sustainability-related Financial Information and IFRS S2 Climate-related Disclosures, and a six-point plan for how it will build on Sustainability Accounting

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Standards Board (SASB) standards and embed SASB's industry-based standards development approach into its own. The two draft standards propose disclosure of (among other things): (1) all material information about all significant sustainability-related risks and opportunities to which a company is exposed; (2) information regarding a company's governance and risk management processes, controls and procedures used to monitor and manage climate-related risks and opportunities; (3) sustainability-related financial information as part of a company's general-purpose financial reporting; (4) a company's strategy for managing and making decisions in light of climate-related risks and opportunities; (5) performance and outcome measures that support the qualitative disclosures across governance, risk management, and strategy disclosure requirements; and (6) targets that a company uses to measure its performance goals related to significant climate-related risks and opportunities. These draft standards build upon TCFD recommendations and incorporate industry-based disclosure requirements derived from SASB standards. IOSCO has issued a statement welcoming the publication of these two draft standards for proposed climate and general sustainability disclosure requirements. The consultation period will end on July 29, 2022.
The post-Brexit regulatory environment (particularly the need to obtain full authorizations on a country-by-country basis) also creates a level of uncertainty regarding the ability and requirements to distribute products and provide investment management services between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. The impact of Brexit on Federated Hermes' UK domiciled funds is difficult to quantify and remains uncertain given the overlap with the Pandemic and recent surge in the number of ESG-related money market funds in both the EU and UK. As of March 31, 2022, EU-resident shareholders in Federated Hermes' UK domiciled funds and the UK-resident shareholders in Federated Hermes' Irish-domiciled funds were permitted to remain in the funds. Subscriptions also can continue as long as there is not a proactive sales effort. Regarding the regulatory environment for money market funds post-Brexit, UK-domiciled money market funds remain on par with current EU regulatory requirements; however, it is possible that the UK may deviate from - or simply not adopt - any new or amended EU money market fund laws, rules or regulations that may be adopted in the future.
The activities of the IOSCO and the FSB also continue to be monitored by the investment management industry, including Federated Hermes. Building on consultations and other reports published from 2015 through 2021 regarding methodologies for identifying nonbank, noninsurance company global systemically important financial institutions, recommendations to address structural vulnerabilities from asset management activities, and liquidity risk management, IOSCO and the FSB have continued, and will continue, to assess, recommend and implement regulatory reforms affecting open-end funds, including money market funds, liquidity risk management, derivatives, leverage, and other aspects of the investment management industry. On April 13, 2022, the FSB and IOSCO publicly invited submissions of papers for a conference on the financial stability risks arising from liquidity mismatch in open-ended funds and on policies to address them. According to the FSB and IOSCO, the conference, which will form part of the FSB's 2022 work program to enhance the resilience of nonbank financial intermediation, will provide an opportunity for participants to discuss the findings of IOSCO's and the FSB's work on the experience of open-end funds in the March 2020 market turmoil as well as provide input to ongoing work by the FSB and IOSCO to assess their respective recommendations in this area.
Consistent with remarks by the Chair of the FSB to the G20 Finance Ministers and Central Bank Governors on February 14, 2022, the FSB included the following areas and initiatives (among others) in its 2022 work program: (1) enhancing the resilience of the nonbank intermediation sector, while preserving its benefits; (2) harnessing the benefits of digital innovation while containing its risks; (3) addressing risks from climate change; and (4) cyber and operational resiliency. In its 2021-2022 work program, published February 26, 2021, IOSCO indicated that its priorities include financial stability and systemic risks of nonbank financial intermediation activities, as well as risks exacerbated by the Pandemic, such as misconduct risks, fraud, and operational resilience. IOSCO also indicated that, among other efforts, it will continue efforts (headed by the Sustainable Finance Task Force) to improve the completeness, consistency, and comparability of sustainability reporting. IOSCO also previously published on November 2, 2021 a Final Report setting forth its "Recommendations on Sustainability-Related Practices, Policies, Procedures and Disclosure in Asset Management," which aims to improve sustainability-related practices, policies, procedures, and disclosures in the asset management industry.
Following various consultations, reports, and speeches by representatives of IOSCO and the FSB in 2020 and 2021, similar to the SEC in the U.S., ESMA, the BoE, the European Systemic Risk Board (ESRB), the European Banking Authority (EBA), and the International Monetary Fund (IMF), among other regulators, have been re-examining existing money market fund regulation, soliciting public comment on proposed money market fund reforms, and issuing reports and recommendations.
On February 16, 2022, ESMA published an opinion, "ESMA Opinion on the review of Money Market Fund Regulation," which makes recommendations to improve the resiliency of money market funds. Among other recommendations, it recommends: (1) addressing the threshold effects for constant NAV money market funds by removing the possibility to use amortized cost for

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
low volatility NAV money market funds; (2) decoupling regulatory thresholds from suspensions, gates and redemption fees for low volatility NAV and constant NAV money market funds; (3) addressing liquidity concerns by ensuring mandatory availability of at least one liquidity management tool for all money market funds; (4) amending daily liquid asset and weekly liquid asset ratios; (5) adjusting the pool of eligible assets to require money market funds to hold public debt assets, which could be used to satisfy the daily and weekly asset liquidity ratios; (6) reinforcing the possibility of temporarily using liquidity buffers in times of stress; and (7) enhancing reporting and disclosure requirements and the stress testing framework for money market funds. On February 14, 2022, ESMA published a separate final report, "Guidelines on stress test scenarios under the MMF Regulation," in which it sets forth updated guidelines and specifications on the types of money market fund stress tests and their calibration in order to allow managers of money market funds to have the information needed to complete the reporting required under the EU Money Market Fund Regulation. ESMA has sent its opinion to the European Commission and is expected to work closely with it throughout the Review of the EU's Money Market Fund Regulation.
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
Since the beginning of the first quarter 2022, UK and EU regulators issued, proposed, or adopted other new consultations, directives, rules, laws, and guidance that impact UK and EU investment management industry participants, including Federated Hermes. For example:
•On April 6, 2022, IOSCO published a consultation, "Exchange Traded Funds – Good Practices for Consideration," in which it solicits public comment on a proposed set of good practices regarding the operation of ETFs and trading of ETF shares. The proposed set of good practices cover effective product structuring, disclosure, liquidity provision and volatility control mechanisms. The consultation supplements IOSCO's previous 2013 Final Report on Principles for the Regulation of Exchange Traded Funds. The consultation period will end on July 6, 2022.
•On March 30, 2022, the FCA released its quarterly consultation paper which includes changes to research inducement rules for UK FCA-AIFMs. Similar changes to the research inducement rules applicable to UK MiFID investment firms came into effect on March 1, 2022. The changes applicable to AIFMs align the AIFM rules to those now applicable to UK MiFID investment firms. The consultation period ended on April 11, 2022.
•On March 28, 2022, ESMA issued two Final Reports in which it proposed targeted amendments to certain of its regulatory technical standards (RTS 1 and RTS 2) which specify the Markets in Financial Instruments Regulation (MiFIR) transparency requirements for equity and non-equity instruments, respectively. These amendments aim to clarify, improve, and simplify the transparency regime for equity and non-equity instruments. ESMA submitted the Final Reports to the European Commission on March 28, 2022, which has three months to decide whether to endorse the proposed amendments.
•On March 24, 2022, the FCA released a notice reminding all regulated firms of their existing obligations when they are interacting with or exposed to cryptoassets and related services. The notice sets out some areas of risk that firms need to consider, including maintaining clear communication with customers about cryptoassets, compliance with the Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017, prudential considerations, and custody.
•On January 27, 2022, ESMA published a consultation paper, "Guidelines on certain aspects of the MiFID II suitability requirements," in which it requests comments on proposed updates to its November 2018 Guidelines on certain aspects of the MiFID II suitability requirements. MiFID II is the Markets in Financial Instruments Directive II (MiFID II). The consultation period ended on April 27, 2022. ESMA expects to then publish a final report followed by the final guidelines in the third quarter 2022. ESMA also intends to consult separately on the product governance changes to MiFID II made under the EU's ESG framework in August 2021.
•On January 19, 2022, the FCA published a consultation paper, "Strengthening our financial promotion rules for high-risk investments, including cryptoassets," in which it solicits comments on proposed changes to (1) the FCA's classification of high-risk investments; (2) the consumer journey into high-risk investments; (3) strengthen the role of firms approving and communicating financial promotions; and (4) apply its financial promotion rules to qualifying cryptoassets. The consultation period ended on March 23, 2022.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
•On January 13, 2022, IOSCO issued a consultation report, "Operational resilience of trading venues and market intermediaries during the COVID-19 pandemic," in which it solicits comments on the operational resilience of trading venues and market intermediaries. The final report highlights a series of "lessons learned" from the Pandemic that may be useful to enhance practices in the future, including: (1) greater automation and less dependence on physical documents and manual processes; (2) considering the role of service providers and offshore services; (3) reviewing, updating, and testing business continuity plans, including scenario planning; and (4) monitoring processes to help ensure information security in order to prevent cyberattacks. The consultation period ended on March 14, 2022.
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
In addition to the above Regulatory Developments, the FCA, CBI and other global regulators continue to monitor investment management industry participants by examining various reports, financial statements and annual reports and conducting regular review meetings and inspections. They also continue to take enforcement action when determined necessary. Examples of recent reviews include reviews regarding closet index fund managers, CP86 compliance, fitness and probity, best execution, client asset arrangements, and operational resilience. FCA enforcement priorities have included financial crime, market abuse, non-financial misconduct, and alternative investment managers. The Chief Executive of the FCA has echoed the priorities set forth in the FCA's 2021/22 Business Plan and indicated that the FCA wants to be a regulator that "tests [its] powers to their limits" to ensure market integrity, and that over time it plans to "become as much a data regulator as a financial one". In terms of its approach to enforcement actions, it has been reported that these statements follow the ongoing narrative that the FCA will be willing to take more risks and to act quickly. It also has been reported that the FCA is focusing on what it considers to be the six most important cross-market issues: (1) fraud; (2) financial resilience; (3) operational resilience; (4) diversity and inclusion; (5) ESG work; and (6) international cooperation. On February 8, 2022, the CBI published its second Securities Market Risk Outlook Report that identifies key conduct risks to securities markets, actions investment firms should take to identify, mitigate, and manage those risks, and the CBI's supervisory priorities. In this report, the CBI highlights that it "will take appropriate supervisory action" against securities markets participants who do not appropriately consider the risks outlined in the Report or whose behavior is identified by the CBI as falling short of its expectations. The key risks identified by the CBI include, among others, greenwashing and SFDR implementation, fund liquidity, fund leverage, board oversight, governance structures and due diligence, fund management companies guidance, investment advisors acting as investment managers of funds, conflicts of interests caused by connected party transactions or the influence of third parties, SPACs, cryptoassets, and cybersecurity, including operational resilience and data quality. The CBI's priorities for 2022 include the following, among others: (1) completing a Common Supervisory Action (CSA) on Valuations in the funds sector; (2) following up on the CBI's Fund Management Company Guidance Review and the CSA on UCITS Costs and Fees; (3) undertaking a number of full conduct risk assessments on firms in Ireland while continuing to develop and enhance the CBI's supervisory approach to market abuse risks; (4) pursuing a defined plan of work with CBI Enforcement, to include both specific cases and assessment and investigation of suspected market abuse; and (5) continuing to develop the CBI's data capabilities, including new tools and enhanced infrastructure to improve data quality and better inform the CBI's approach to, and understanding of, risk assessments.
An EU FTT also continues to be discussed, although it remains unclear if or when an agreement will be reached regarding its adoption. The last proposal was to begin discussions at the EU level regarding the design of an EU FTT involving a gradual implementation by Member States based on the FTTs already implemented in France and Italy. Member States that would want to implement an FTT more quickly would have been permitted to do so. Member States were invited to provide input on the proposed approach to the EU FTT design, whether the FTTs in France and Italy would be a solid basis for an EU FTT, and whether an EU FTT should apply to equity derivative transactions. As attention continues on a post-Pandemic economy and as the EU and EU Member States continue to look to fund their budgets and the Pandemic-related measures that have been adopted, an EU FTT on securities transactions, or even bank account transactions, remains a potential additional source of revenue. The Council of the EU has recognized that the European Commission has clarified that, if there is no agreement by the end of 2022, the European Commission will, based on impact assessments, propose a new resource for the EU budget based on a new FTT and that the European Commission will endeavor to make those proposals by June 2024 with the FTT's planned introduction by January 1, 2026. The Council also has indicated that further work will be required before final policy choices are made and an agreement on a possible FTT can be reached. The exact time needed to reach a final agreement on an EU FTT, implement any agreement and enact legislation is not known at this time. The weakened economy in Europe can increase the risk that additional jurisdictions propose to implement FTTs. The Pandemic also could further delay agreement on, and the implementation of, an FTT in the EU, UK, or other European countries.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
The transition from LIBOR also continues. On March 5, 2021, Intercontinental Exchange, Inc. (ICE) published a feedback statement from ICE Benchmark Administration Limited, a wholly-owned subsidiary of ICE and the administrator of LIBOR, formally confirming its intention to: (1) cease the publication of the one-week and two-month USD LIBOR after December 31, 2021; (2) cease publication of the EUR, CHF, JPY and GBP LIBOR for all tenors after December 31, 2021; and (3) cease the publication of all other tenors of USD LIBOR after June 30, 2023. The specified LIBOR tenors ceased to be published as of January 1, 2022. On September 29, 2021, to avoid disruption to legacy contracts that reference the 1 month, 3 month and 6 month sterling and Japanese yen LIBOR tenors, the FCA required the LIBOR benchmark administrator to publish these tenors under a 'synthetic' methodology, based on term risk-free rates, for the duration of 2022. The synthetic panels are not intended for new issues, as the FCA also proposed to prohibit new use of overnight, 1 month, 3 month, 6 month and 12 month U.S. dollar LIBOR, which will continue to be published through June 30, 2023. On April 5, 2022, the FSB issued a statement, "FSB Statement Welcoming a Smooth Transition Away from LIBOR," in which FSB advised that (among other things): (1) given the significant use of USD LIBOR globally, firms must have plans in place to ensure their preparedness for the cessation of USD LIBOR; and (2) firms should have ceased new use of USD LIBOR, as the continued use of some USD LIBOR tenors through June 30, 2023 is intended only to allow legacy contracts to mature.
Legislators and regulators in the U.S. and other countries are also working on the transition from LIBOR, with particular emphasis on legacy financial agreements that lack sufficient "fallback" language to transition to a new reference rate in the event of LIBOR's cessation. In addition to efforts by the SEC, the Governors, the International Swaps and Directives Association (ISDA), the New York legislature, and others, on March 15, 2022, the Adjustable Interest Rate (LIBOR) Act of 2021 became law in the U.S. This legislation is the first U.S. federal law addressing the cessation of LIBOR and is similar to New York legislation passed in 2021 that implements fallback provisions that favor the transition to SOFR plus a spread adjustment for contracts without effective fallback provisions and is intended to provide for a smooth transition process to replace the LIBOR reference rate in legacy contracts.
The phase-out of LIBOR can cause the renegotiation or re-pricing of certain credit facilities, derivatives or other financial transactions to which investment management industry participants, including Federated Hermes and its products, customers or service providers, are parties, alter the accounting treatment of certain instruments or transactions, or have other unintended consequences, which, among other effects, could require additional internal and external resources, and can increase operating expenses. The extent of such renegotiation or re-pricing could be mitigated by the adoption of, or advocacy for, a historical five-year median difference spread adjustment methodology by certain regulators, self-regulatory organizations, and trade groups (including, for example, the ARRC and ISDA). Federated Hermes has closely monitored regulatory statements and industry developments regarding the obligations of registered investment advisors and funds when recommending and purchasing securities or other investments that use LIBOR as a reference rate or benchmark. Federated Hermes has focused on identifying LIBOR-linked securities or other investments, including, but not limited to: derivatives contracts; floating-rate notes; municipal securities; and tranches of securitizations, including collateralized loan obligations. With respect to LIBOR-linked securities or other investments with maturities after the applicable LIBOR tenor cessation date, Federated Hermes has sought to proactively address transition-related questions with the issuers or lead arrangers of such securities and other investments, as applicable, including, for example, questions regarding transition events, benchmark replacement, and benchmark replacement adjustments. As necessary, Federated Hermes has sought to negotiate modifications to benchmark fallback language for such securities and other instruments to contemplate the permanent cessation of LIBOR. Federated Hermes will be continuing these efforts with respect to any remaining securities or other investments held by Federated Hermes' products and strategies that continue to use a U.S. LIBOR tenor with a cessation date of June 30, 2023. For example, Federated Hermes has sent over 550 letters to issuers or lead arrangers setting forth its expectations regarding the transition from LIBOR. Federated Hermes also negotiated fall back language that provides for the use of an alternative reference rate or benchmark in its corporate credit facility and its U.S.-registered Federated Hermes Funds' credit facility. Federated Hermes continues to monitor the impact that the transition from LIBOR will have on Federated Hermes and Federated Hermes' products and strategies, customers, and service providers.
Federated Hermes continues to monitor, analyze, and assess the potential impact of current and previous Regulatory Developments, both domestic and international, on its Financial Condition, as well as plan for and implement certain changes in response to such Regulatory Developments. Federated Hermes also continues to monitor, analyze, and assess the potential impact of the Pandemic generally, Russia's invasion of Ukraine, and the impact of low and increasing interest rate environments on money market fund and other fund asset flows, and related asset mixes, as well as the degree to which these factors impact Federated Hermes' institutional prime and municipal (or tax-exempt) money market business and Federated Hermes' Financial Condition.
Federated Hermes has dedicated, and continues to dedicate, significant and additional internal and external resources to monitor, analyze, assess, and address Regulatory Developments (including, without limitation, the potential for additional regulatory

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
scrutiny of money market funds), its responses to the impact from the Pandemic and Regulatory Developments generally, and their effect on Federated Hermes' Financial Condition. Additional internal and external resources have been, and will continue to be, devoted to technology, legal, compliance, operations, and other efforts to address Regulatory Development-related matters. These efforts included, and will continue to include, having conversations internally, and with intermediaries, customers, service providers, counsel and other advisors regarding Regulatory Developments, and analyzing and/or affecting legislative, regulatory, product offering, development and structure adjustments, technology or information system development, reporting capabilities, business processes and other options, in an effort to comply, and/or to assist Federated Hermes' intermediaries and other customers to comply, with new Regulatory Developments or minimize the potential impact of any adverse consequences stemming therefrom. As appropriate, Federated Hermes also participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed Regulatory Developments. Federated Hermes continues to expend legal and compliance resources to examine corporate governance, public company, ESG, climate change, and other disclosure proposals and final rules issued by the SEC and other regulators, to adopt, revise and/or implement policies and procedures, and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated Hermes also has devoted, and will continue to devote, resources to technology and system investment, business continuity, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated Hermes to, among other benefits, be in a better position to address Regulatory Developments. Federated Hermes has also expended, and will continue to expend, significant internal and external resources to engage with regulators on potential money market fund reforms, including through meetings with U.S. and global regulators and legislators, the ICI and other industry participants.
The Regulatory Developments discussed above, and related regulatory oversight, also impacted, and/or can impact, Federated Hermes' intermediaries, other customers and service providers, their preferences, and their businesses. For example, these developments have caused, and/or can cause, certain product line-up, structure, pricing and product development changes, as well as money market, equity, fixed-income, alternative/private markets or multi-asset fund products to be less attractive to institutional and other investors, reductions in the number of Federated Hermes Funds offered by intermediaries, changes in the fees Federated Hermes, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, changes in work arrangements and facility-related expenses, and reductions in AUM, revenues and operating profits. In addition, these developments have caused, and/or can cause, changes in asset flows, levels, and mix, as well as customer and service provider relationships.
Federated Hermes will continue to monitor regulatory actions in response to the Pandemic and other Regulatory Developments as necessary and can implement additional changes to its business and practices as it deems necessary or appropriate. Further analysis and planning, or additional refinements to Federated Hermes' product line and business practices, can be required in response to market conditions, customer preferences or new or modified Regulatory Developments, such as the new investment advisor advertising, valuation, derivatives, and fund of funds rules, any proposed changes to laws, rules, regulations and directives, such as the Final DOL Fiduciary Rule, the New DOL Proposed ESG/Proxy Voting Rule and other Regulatory Developments, or any additional regulation or guidance issued by the SEC, DOL or other regulatory authorities.
In addition to the impact on Federated Hermes' AUM, revenues, operating income and other aspects of Federated Hermes' business, Federated Hermes' regulatory, product development and restructuring, and other efforts in response to the Regulatory Developments discussed above, including the internal and external resources dedicated to such efforts, have had, and can continue to have, on a cumulative basis, a material impact on Federated Hermes' expenses and, in turn, Financial Condition.
As of March 31, 2022, given the regulatory environment, the continuing Pandemic and the possibility of future additional regulation or oversight, Federated Hermes is unable to fully assess the impact of Regulatory Developments or the regulatory or other actions in response to the Pandemic, Russia's invasion of Ukraine, Brexit or Regulatory Developments, and Federated Hermes' efforts related thereto, on its Financial Condition. Federated Hermes is also unable to fully assess at this time whether, or the degree to which, any continuing efforts or potential options being evaluated in connection with modified or new Regulatory Developments ultimately will be successful. Modified or new Regulatory Developments in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have a material and adverse effect on Federated Hermes' Financial Condition. As of March 31, 2022, management also believes that a FTT, particularly if enacted with broad application, any designation as a systemically important nonbank financial institution, or any related reforms ultimately put into effect by the FSOC or other regulators, would be detrimental to Federated Hermes' business and could adversely affect, potentially in a material way, Federated Hermes' Financial Condition. The degree of impact of Regulatory Developments on Federated Hermes' Financial Condition can vary, including in a material way, and is uncertain.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Asset Highlights
Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2022	2021
By Asset Class
Equity	$91,676	$96,170	(5)%
Fixed-Income	92,146	86,464	7
Alternative / Private Markets	23,109	19,301	20
Multi-Asset	3,555	3,981	(11)
Total Long-Term Assets	210,486	205,916	2
Money Market	420,596	419,080	0
Total Managed Assets	$631,082	$624,996	1%

By Product Type
Funds:
Equity	$51,890	$56,767	(9)%
Fixed-Income	54,830	55,581	(1)
Alternative / Private Markets	14,847	12,231	21
Multi-Asset	3,401	3,797	(10)
Total Long-Term Assets	124,968	128,376	(3)
Money Market	279,514	297,182	(6)
Total Fund Assets	404,482	425,558	(5)
Separate Accounts:
Equity	39,786	39,403	1
Fixed-Income	37,316	30,883	21
Alternative / Private Markets	8,262	7,070	17
Multi-Asset	154	184	(16)
Total Long-Term Assets	85,518	77,540	10
Money Market	141,082	121,898	16
Total Separate Account Assets	226,600	199,438	14
Total Managed Assets	$631,082	$624,996	1%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended
	March 31,		Percent Change
(in millions)	2022	2021
By Asset Class
Equity	$92,034	$95,167	(3)%
Fixed-Income	95,475	86,939	10
Alternative / Private Markets	22,848	19,278	19
Multi-Asset	3,621	3,974	(9)
Total Long-Term Assets	213,978	205,358	4
Money Market	433,254	412,720	5
Total Average Managed Assets	$647,232	$618,078	5%

By Product Type
Funds:
Equity	$52,419	$56,832	(8)%
Fixed-Income	57,413	55,416	4
Alternative / Private Markets	14,746	12,239	20
Multi-Asset	3,460	3,783	(9)
Total Long-Term Assets	128,038	128,270	0
Money Market	291,157	288,403	1
Total Average Fund Assets	419,195	416,673	1
Separate Accounts:
Equity	39,615	38,335	3
Fixed-Income	38,062	31,523	21
Alternative / Private Markets	8,102	7,039	15
Multi-Asset	161	191	(16)
Total Long-Term Assets	85,940	77,088	11
Money Market	142,097	124,317	14
Total Average Separate Account Assets	228,037	201,405	13
Total Average Managed Assets	$647,232	$618,078	5%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2022	2021
Equity Funds
Beginning Assets	$57,036	$54,312
Sales	3,960	5,649
Redemptions	(4,118)	(4,441)
Net Sales (Redemptions)	(158)	1,208
Net Exchanges	(174)	(372)
Impact of Foreign Exchange[1]	(290)	(261)
Market Gains and (Losses)[2]	(4,524)	1,880
Ending Assets	$51,890	$56,767

Equity Separate Accounts
Beginning Assets	$39,680	$37,476
Sales[3]	3,032	2,111
Redemptions[3]	(2,952)	(2,723)
Net Sales (Redemptions)[3]	80	(612)
Net Exchanges	0	404
Impact of Foreign Exchange[1]	(164)	(334)
Market Gains and (Losses)[2]	190	2,469
Ending Assets	$39,786	$39,403

Total Equity
Beginning Assets	$96,716	$91,788
Sales[3]	6,992	7,760
Redemptions[3]	(7,070)	(7,164)
Net Sales (Redemptions)[3]	(78)	596
Net Exchanges	(174)	32
Impact of Foreign Exchange[1]	(454)	(595)
Market Gains and (Losses)[2]	(4,334)	4,349
Ending Assets	$91,676	$96,170
1    Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
2    Reflects the approximate changes in the fair value of the securities held by portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
3    For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2022	2021
Fixed-Income Funds
Beginning Assets	$59,862	$53,557
Sales	5,429	9,235
Redemptions	(8,422)	(6,732)
Net Sales (Redemptions)	(2,993)	2,503
Net Exchanges	148	(44)
Impact of Foreign Exchange[1]	(79)	(38)
Market Gains and (Losses)[2]	(2,108)	(397)
Ending Assets	$54,830	$55,581

Fixed-Income Separate Accounts
Beginning Assets	$37,688	$30,720
Sales[3]	1,995	1,952
Redemptions[3]	(1,015)	(1,552)
Net Sales (Redemptions)[3]	980	400
Net Exchanges	(2)	0
Impact of Foreign Exchange[1]	(25)	(22)
Market Gains and (Losses)[2]	(1,325)	(215)
Ending Assets	$37,316	$30,883

Total Fixed-Income
Beginning Assets	$97,550	$84,277
Sales[3]	7,424	11,187
Redemptions[3]	(9,437)	(8,284)
Net Sales (Redemptions)[3]	(2,013)	2,903
Net Exchanges	146	(44)
Impact of Foreign Exchange[1]	(104)	(60)
Market Gains and (Losses)[2]	(3,433)	(612)
Ending Assets	$92,146	$86,464
1    Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
2    Reflects the approximate changes in the fair value of the securities held by portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
3    For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2022	2021
Alternative / Private Markets Funds
Beginning Assets	$14,788	$12,100
Sales	395	304
Redemptions	(436)	(461)
Net Sales (Redemptions)	(41)	(157)
Net Exchanges	0	(1)
Impact of Foreign Exchange[1]	(397)	82
Market Gains and (Losses)[2]	497	207
Ending Assets	$14,847	$12,231

Alternative / Private Markets Separate Accounts
Beginning Assets	$8,132	$6,984
Sales[3]	249	174
Redemptions[3]	(69)	(170)
Net Sales (Redemptions)[3]	180	4
Impact of Foreign Exchange[1]	(240)	57
Market Gains and (Losses)[2]	190	25
Ending Assets	$8,262	$7,070

Total Alternative / Private Markets
Beginning Assets	$22,920	$19,084
Sales[3]	644	478
Redemptions[3]	(505)	(631)
Net Sales (Redemptions)[3]	139	(153)
Net Exchanges	0	(1)
Impact of Foreign Exchange[1]	(637)	139
Market Gains and (Losses)[2]	687	232
Ending Assets	$23,109	$19,301
1    Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
2    Reflects the approximate changes in the fair value of the securities held by portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
3    For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2022	2021
Multi-Asset Funds
Beginning Assets	$3,608	$3,744
Sales	73	65
Redemptions	(128)	(141)
Net Sales (Redemptions)	(55)	(76)
Net Exchanges	5	5
Market Gains and (Losses)[1]	(157)	124
Ending Assets	$3,401	$3,797

Multi-Asset Separate Accounts
Beginning Assets	$172	$204
Sales[2]	1	2
Redemptions[2]	(4)	(29)
Net Sales (Redemptions)[2]	(3)	(27)
Impact of Foreign Exchange[3]	0	(1)
Market Gains and (Losses)[1]	(15)	8
Ending Assets	$154	$184

Total Multi-Asset
Beginning Assets	$3,780	$3,948
Sales[2]	74	67
Redemptions[2]	(132)	(170)
Net Sales (Redemptions)[2]	(58)	(103)
Net Exchanges	5	5
Impact of Foreign Exchange[3]	0	(1)
Market Gains and (Losses)[1]	(172)	132
Ending Assets	$3,555	$3,981
1    Reflects the approximate changes in the fair value of the securities held by portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
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
Changes in Total Long-Term Assets

	Three Months Ended
	March 31,
(in millions)	2022	2021
Total Long-Term Fund Assets
Beginning Assets	$135,294	$123,713
Sales	9,857	15,253
Redemptions	(13,104)	(11,775)
Net Sales (Redemptions)	(3,247)	3,478
Net Exchanges	(21)	(412)
Impact of Foreign Exchange[1]	(766)	(217)
Market Gains and (Losses)[2]	(6,292)	1,814
Ending Assets	$124,968	$128,376

Total Long-Term Separate Accounts Assets
Beginning Assets	$85,672	$75,384
Sales[3]	5,277	4,239
Redemptions[3]	(4,040)	(4,474)
Net Sales (Redemptions)[3]	1,237	(235)
Net Exchanges	(2)	404
Impact of Foreign Exchange[1]	(429)	(300)
Market Gains and (Losses)[2]	(960)	2,287
Ending Assets	$85,518	$77,540

Total Long-Term Assets
Beginning Assets	$220,966	$199,097
Sales[3]	15,134	19,492
Redemptions[3]	(17,144)	(16,249)
Net Sales (Redemptions)[3]	(2,010)	3,243
Net Exchanges	(23)	(8)
Impact of Foreign Exchange[1]	(1,195)	(517)
Market Gains and (Losses)[2]	(7,252)	4,101
Ending Assets	$210,486	$205,916
1    Reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
2    Reflects the approximate changes in the fair value of the securities held by portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Three Months Ended		Three Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
By Asset Class
Money Market	67%	67%	27%	24%
Equity	14%	15%	45%	49%
Fixed-Income	15%	14%	18%	16%
Alternative / Private Markets	3%	3%	7%	8%
Multi-Asset	1%	1%	2%	2%
Other	—%	—%	1%	1%
By Product Type
Funds:
Money Market	45%	47%	23%	20%
Equity	8%	9%	35%	39%
Fixed-Income	9%	9%	15%	14%
Alternative / Private Markets	2%	2%	5%	6%
Multi-Asset	1%	1%	2%	2%
Separate Accounts:
Money Market	22%	20%	4%	4%
Equity	6%	6%	10%	10%
Fixed-Income	6%	5%	3%	2%
Alternative / Private Markets	1%	1%	2%	2%
Other	—%	—%	1%	1%
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
Total average managed assets increased 5% for the three months ended March 31, 2022, as compared to the same period in 2021. As of March 31, 2022, total managed assets increased 1% from March 31, 2021. Average money market assets increased 5% for the three months ended March 31, 2022, as compared to the same period in 2021. Period-end money market assets remained flat at March 31, 2022 as compared to March 31, 2021. Average equity assets decreased 3% for the three months ended March 31, 2022, as compared to the same period in 2021. Period-end equity assets decreased 5% at March 31, 2022 as compared to March 31, 2021 primarily due to net redemptions. Average fixed-income assets increased 10% for the three months ended March 31, 2022, as compared to the same period in 2021. Period-end fixed-income assets increased 7% at March 31, 2022 as compared to March 31, 2021 primarily due to net sales, partially offset by market depreciation. Average alternative/private market assets increased 19% for the three months ended March 31, 2022, as compared to the same period in 2021. Period-end alternative/private market assets increased 20% at March 31, 2022 as compared to March 31, 2021 primarily due to market appreciation and net sales.
Markets struggled through the first quarter 2022 as a confluence of negative factors – including sharply rising interest rates, an aggressive Fed pivot, elevated inflation, a slowing economy and in late February, Russia's invasion of Ukraine – fueled uncertainty. Outside of energy stocks, the bulk of the equity market stumbled, with the Standard and Poor's 500 index and the Dow Jones Industrial Average down 4.9% and 4.6%, respectively, and the rate-sensitive Nasdaq Composite Index down 9.1% during the quarter. International markets experienced similar woes, as the MSCI World Ex USA declined 5.5% for the quarter and the MSCI All Country World ex USA was down 6%. Fixed-income markets offered little refuge, as the Bloomberg US

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Aggregate Bond Index - a broad gauge of the bond market that includes U.S. Treasuries and credit sector securities - suffered its worst quarter in more than 40 years. Virtually every sector of the bond market was down as interest rates rose across the curve, driven by inflation running at its highest levels since the early 1980s, and the Fed signaled an aggressive interest rate path as it initiated the first policy interest rate increase in four years. Yields on the short-to-intermediate end rose the most, with the 2-year U.S. Treasury yield up 161 basis points, the 10-year up 83 basis points and the 30-year up 55 basis points over the course of the three months.
Results of Operations
Revenue. Revenue decreased $16.4 million for the three-month period ended March 31, 2022 as compared to the same period in 2021 primarily due to a decrease in equity revenue of $18.1 million due to lower average equity assets and a decrease of $9.3 million in carried interest and performance fees primarily related to $6.9 million of carried interest recorded in the first quarter 2021 as a result of the consolidation of certain VIEs. These VIEs did not incur carried interest in the first quarter 2022. These decreases were partially offset by a decrease of $7.3 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact) and an increase in alternative/private market and fixed income revenue of $3.9 million and $3.1 million, respectively, due to higher average assets.
For the three-month period ended March 31, 2022 and 2021, Federated Hermes' ratio of revenue to average managed assets was 0.20% and 0.22%, respectively. The decrease in the rate was primarily due to a decrease in revenue from lower average equity assets during the first quarter 2022 compared to the same period in 2021.
Operating Expenses. Total Operating Expenses for the three-month period ended March 31, 2022 decreased $2.9 million as compared to the same period in 2021 primarily due to a decrease in Compensation and Related expense of $9.7 million primarily due to $6.9 million related to the compensation expense recorded in the first quarter 2021 as a result of the consolidation of certain VIEs. These VIEs did not incur compensation expense in the first quarter 2022. This is partially offset by an increase of $4.2 million in Distribution expense primarily related to an increase in competitive payments of $4.0 million and an increase of $3.9 million due to a decrease in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact), partially offset by a decrease due to lower average equity fund assets ($2.1 million).
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net decreased $13.6 million for the three-month period ended March 31, 2022 as compared to the same period in 2021. The decrease is primarily due to a $13.1 million decrease in Gain (Loss) on Securities, net primarily due to a decrease in the market value of investments in the first quarter 2022 as compared to an increase in the market value of investments during the same period in 2021.
Income Taxes. The income tax provision was $17.6 million for the three-month period ended March 31, 2022 as compared to $25.0 million for the same period in 2021. The decrease in the income tax provision was primarily due to lower income before income taxes. The effective tax rate was 24.4% for the three-month period ended March 31, 2022 as compared to 25.2% for the same period in 2021.
Net Income Attributable to Federated Hermes, Inc. Net income decreased $18.6 million for the three-month period ended March 31, 2022 as compared to the same period in 2021, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended March 31, 2022 decreased $0.14 as compared to the same period in 2021 primarily due to decreased net income ($0.19), partially offset by a decrease in shares outstanding due to share repurchases ($0.05).
Liquidity and Capital Resources
Liquid Assets. At March 31, 2022, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $502.4 million as compared to $492.7 million at December 31, 2021. The change in liquid assets is discussed below.
At March 31, 2022, Federated Hermes' liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), Russia, China and certain other countries subject to economic sanctions. Federated Hermes' experienced portfolio managers and analysts work to evaluate credit risk through

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $211 million in AUM) that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes' credit analysis process.
Cash Used by Operating Activities. Net cash used by operating activities totaled $19.2 million for the three months ended March 31, 2022 as compared to $30.0 million used for the same period in 2021. The decrease in cash used was primarily due to (1) a net decrease of $20.2 million in cash paid for trading securities for the three months ended March 31, 2022 as compared to the same period in 2021 and (2) a decrease of $9.5 million in cash paid for incentive compensation for the three months ended March 31, 2022 as compared to the same period in 2021. These decreases in cash paid were partially offset by (1) a decrease in cash received related to the $16.4 million decrease in revenue previously discussed and (2) an increase in cash paid related to the $4.2 million increase in Distribution expense previously discussed.
Cash Used by Investing Activities. During the three-month period ended March 31, 2022, net cash used by investing activities was $2.5 million, which primarily represented $2.0 million paid for purchases of Investments—Affiliates and Other and $1.9 million paid for property and equipment, partially offset by $1.3 million in cash received from redemptions of Investments—Affiliates and Other .
Cash Provided by Financing Activities. During the three-month period ended March 31, 2022, net cash provided by financing activities was $54.9 million due primarily to (1) $488.3 million of new debt, including $350.0 million in Notes and amounts borrowed from Federated Hermes' revolving credit facility and (2) $30.3 million of contributions from noncontrolling interests in subsidiaries. These increases in cash were partially offset by (1) $311.7 million of debt paid, (2) $113.3 million paid for treasury stock purchases and (3) $25.0 million or $0.27 per share paid in dividends to holders of its common shares.
Long-term Debt. On March 17, 2022, pursuant to a Note Purchase Agreement, Federated Hermes issued unsecured senior notes in the aggregate amount of $350.0 million at a fixed interest rate of 3.29% per annum, payable semiannually in arrears on the 17th day of March and September in each year of the agreement. The entire principal amount of the Notes will become due March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of March 31, 2022, the outstanding balance of Federated Hermes' Notes Payable was $347.4 million, net of issuance cost in the amount of $2.6 million, and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were or will be used to supplement its cash flow from operations, to fund share repurchases and potential acquisitions, to pay down part of Federated Hermes' existing debt and for other general corporate purposes. See Note (11) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
As of March 31, 2022, Federated Hermes' Credit Agreement consists of a $350.0 million revolving credit facility with an additional $200.0 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of March 31, 2022, Federated Hermes has $300.0 million available to borrow under the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information on the Credit Agreement.
Both the Note Purchase Agreement and Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the three months ended March 31, 2022. An interest coverage ratio of at least 4 to 1 is required and, as of March 31, 2022, Federated Hermes' interest coverage ratio was 210 to 1. A leverage ratio of no more than 3.0 to 1 is required and, as of March 31, 2022, Federated Hermes' leverage ratio was 0.94 to 1.
Both the Note Purchase Agreement and the Credit Agreement have certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed.
Future Cash Needs. Management expects that principal uses of cash will include funding business acquisitions and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, repaying debt obligations, paying taxes, purchasing company stock, developing and seeding new products and strategies, modifying

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
existing products, strategies and relationships, and funding property and equipment (including technology). Any number of factors may cause Federated Hermes' future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees may continue to increase.
On April 28, 2022, the board of directors declared a $0.27 per share dividend to shareholders of record as of May 6, 2022 to be paid on May 13, 2022.
After evaluating Federated Hermes' projected liquid assets, expected continuing cash flow from operations, cash available from the Note Purchase Agreement, its borrowing capacity under the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet both its short-term and reasonably foreseeable long-term cash needs.
Financial Position
The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations.
Investments—Consolidated Investment Companies at March 31, 2022 decreased $1.2 million from December 31, 2021 primarily due to a decrease of (1) $12.4 million related to the deconsolidation of a VRE and (2) $5.9 million net depreciation on existing consolidated funds during the first quarter 2022. These decreases were partially offset by an increase of $17.2 million in net purchases in existing consolidated funds in the first quarter 2022.
Investments—Affiliates and Other at March 31, 2022 increased $3.3 million from December 31, 2021 primarily due to an increase of $10.0 million related to the deconsolidation of a VRE in the first quarter 2022 which reclassified Federated Hermes' investment into Investments—Affiliates and Other. This increase was partially offset by a decrease of $6.8 million in net depreciation on existing investments.
Accrued Compensation and Benefits at March 31, 2022 decreased $88.8 million from December 31, 2021 primarily due to the 2021 accrued annual incentive compensation being paid in the first quarter 2022 ($123.4 million), partially offset by 2022 incentive compensation accruals recorded at March 31, 2022 ($25.2 million).
Income Taxes Payable at March 31, 2022 increased $10.9 million from December 31, 2021 primarily due to an accrual for the first quarter estimated federal tax payment that was paid in April 2022.
Other Current Liabilities at March 31, 2022 decreased $13.5 million from December 31, 2021 primarily due to a decrease in the accrual for treasury stock purchased but not yet settled as of the end of the quarter.
Legal Proceedings
Federated Hermes has claims asserted against it from time to time. See Note (17) to the Consolidated Financial Statements for additional information.
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
Of the significant accounting policies described in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2021, management believes that indefinite-lived intangible assets included in its Goodwill and Intangible Assets policy involves a higher degree of judgment and complexity. See Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2021, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the section Critical Accounting Policies for a complete discussion of this policy.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
The uncertainty caused by the Pandemic resulted in management determining that an indicator of potential impairment existed beginning in the first quarter 2020 for certain indefinite-lived intangible assets totaling £150.3 million ($197.4 million as of March 31, 2022) acquired in connection with the 2018 HFML Acquisition. A discounted cash flow analysis resulted in no impairment as of each quarter end for 2020 and 2021 since the estimated fair value of these intangible assets exceeded the carrying value. An additional discounted cash flow analysis prepared as of March 31, 2022 resulted in the estimated fair value exceeding the carrying value by less than 5%. The key assumptions in the discounted cash flow analysis include revenue growth rates, pre-tax profit margins and the discount rate applied to the projected cash flows. The risk of future impairment increases with a decrease in projected cash flows and/or an increase in the discount rate. As of March 31, 2022, assuming all other assumptions remain static, an increase or decrease of 10% in projected revenue growth rates would result in a corresponding change to estimated fair value of approximately 6%. An increase or decrease of 10% in pre-tax profit margins would result in a corresponding change to estimated fair value of approximately 12%. An increase or decrease in the discount rate of 25 basis points would result in an inverse change to estimated fair value of approximately 2%. Further reductions to the AUM, revenues and earnings associated with these intangible assets may result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which may result in an impairment. For additional information on risks related to the Pandemic, see Item 1A - Risk Factors included in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2021.
Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, there were no other material changes to Federated Hermes' exposures to market risk that would require an update to the disclosures provided in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2021.
Part I, Item 4. Controls and Procedures
(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes' President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated Hermes' disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated Hermes' disclosure controls and procedures were effective at March 31, 2022.
(b)There has been no change in Federated Hermes' internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, Federated Hermes' internal control over financial reporting.
Part II, Item 1. Legal Proceedings
Information regarding this Item is contained in Note (17) to the Consolidated Financial Statements.
Part II, Item 1A. Risk Factors
As discussed in Item 1A – Risk Factors – General Risks Factors – Economic and Market Risks - Potential Adverse Effects of a Decline or Disruption in the Economy or Markets in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2021, geopolitical tensions or military escalation or other instability in certain countries or regions, and technology-related or cyber-attacks, can cause or contribute to economic or market downturns, disruptions or other conditions and have potentially adverse effects. See also Item 1A – Risk Factors – General Risk Factors – Other General Risks – Potential Adverse Effects of Unpredictable Events or Consequences (including the Pandemic) in Federated Hermes' Annual Report on Form 10-K for the year ended December 31, 2021. Russia's February 24, 2022, invasion of Ukraine has led to sanctions being imposed against Russia, certain Russian nationals, and Belarus. Based on the Russian government's aggression in Ukraine, many countries around the world — including the U.S., UK, Canada, Germany, and France — reduced Russia's access to the world's financial system through sanctions ranging from freezing assets to removing Russian banks from the SWIFT global transactions banking network, among others. In the U.S., an executive order has been issued blocking property of certain persons and prohibiting certain transactions with respect to continued Russian efforts to undermine the sovereignty and territorial integrity of Ukraine. The initial sanctions generally prohibited investment in the Russian dominated so-called Donetsk People's Republic (DNR) and Luhansk People's Republic (LNR) breakaway regions of Ukraine. New sanctions were issued on March 2, March 11, and March 15, 2022, extending the sanctions to investments and persons within Russia, and broadening the sanctions to nearly every sector of the Russian economy. The private sector also has taken action to reduce, or stop, engaging in business in Russia. Among other adverse effects, these sanctions and actions are (among other adverse effects) restricting certain trading, creating securities valuation volatility, and otherwise impacting the investment management industry and global political, market and trade stability. The Russian invasion of Ukraine also has increased, or created the possibility of increased, cybersecurity attacks. Any further sanctions, actions or escalation of cyber-attacks can exacerbate these risks. The impact of these geopolitical tensions and escalation, and resulting sanctions, actions, and escalation of cyber-attacks, is uncertain and can vary, including in material ways. Federated Hermes' will continue to monitor developments regarding these geopolitical tensions and military escalation, and the resulting sanctions, actions, and escalation of cyber activity, and assess their impact on Federated Hermes' Financial Condition.
Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) On March 14, 2022, Federated Hermes issued via a tender offer 318,807 treasury shares of Federated Hermes Class B common stock valued at $10.1 million in a non-public offering pursuant to Section 4(a)(2) of the 1933 Act given the limited number of participants in the tender offer, their sophistication and the amount of information regarding Federated Hermes that was provided to them. See Note (3) and Note (12) for additional information regarding this transaction.
(b) not applicable
(c) The following table summarizes stock repurchases under Federated Hermes' share repurchase program during the first quarter 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January[2]	752,600	$36.82	750,000	5,315,000
February[2]	926,800	33.05	925,000	4,390,000
March[2]	1,360,517	32.48	1,358,000	3,032,000
Total	3,039,917	$33.73	3,033,000	3,032,000
1    In December 2021, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 7.5 million shares of Class B common stock. No other program existed as of March 31, 2022. See Note (13) to the Consolidated Financial Statements for additional information on this program.
2    In January, February and March 2022, 2,600, 1,800 and 2,517 shares, respectively, of Class B common stock with a weighted-average price of $3.00, $3.00 and $0 per share, respectively, were repurchased as employees forfeited restricted stock.

Part II, Item 5. Other Information
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
At the Annual Meeting of Shareholders of Federated Hermes held on Thursday, April 28, 2022, via teleconference, the holder of Federated Hermes' Class A common stock, which constituted all of the shares entitled to vote at the meeting, approved the following proposal, which is described in more detail in Federated Hermes' Information Statement to shareholders dated March 16, 2022.
The holder of Federated Hermes' Class A common stock elected six individuals to the Board of Directors of Federated Hermes, Inc. as set forth below:

Director	Shares Voted For	Shares Voted Against	Shares Withheld
Joseph C. Bartolacci	9,000	—	—
J. Christopher Donahue	9,000	—	—
Thomas R. Donahue	9,000	—	—
Michael J. Farrell	9,000	—	—
John B. Fisher	9,000	—	—
Marie Milie Jones	9,000	—	—

APPROVAL OF INCREASE IN INDEPENDENT DIRECTOR COMPENSATION.
On April 28, 2022, the Board of Directors of Federated Hermes approved increasing (1) the annual base fee received by independent directors from $50,000 per year to $53,000 per year, effective with the first quarterly installment payable in July 2022, and (2) the number of shares of unrestricted Class B Common Stock annually granted pursuant to Federated Hermes' Stock Incentive Plan (as amended, Stock Incentive Plan) to independent directors from 2,250 shares per year to 2,350 shares per year, effective as such annual awards may be approved and granted by the Compensation Committee consistent with the Stock Incentive Plan. With this increase, for their service as directors, Federated Hermes' independent directors receive (i) $53,000 per year; (ii) $5,000 per year for each Board Committee Membership; (iii) $5,000 per year for Compliance Committee Chair, Compensation Committee Chair and service as Lead Independent Director, and $10,000 per year for Audit Committee Chair (each of the aforementioned payable in quarterly installments); (iv) $1,500 per attendance at a special meeting of the Board payable when such meetings occur; and (v) 2,350 shares of unrestricted Class B Common Stock annually pursuant to the Stock Incentive Plan.

Part II, Item 6. Exhibits

The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:

Exhibit 10.1 – Federated Hermes, Inc. $350,000,000 3.29% Senior Notes due March 17, 2032 Note Purchase Agreement dated March 17, 2022 (filed herewith) *

Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Federated Hermes, Inc.
(Registrant)

Date	May 3, 2022	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	May 3, 2022	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer