Form 10-Q
period 2022-06-30
FEDERATED HERMES, INC.
filed 2022-08-02
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 22, 2022, the Registrant had outstanding 9,000 shares of Class A common stock and 89,132,652 shares of Class B common stock.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that could cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “projection,” “assume,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “can,” “may,” and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management’s assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: the pandemic and its impact; Russia’s invasion of Ukraine and its impact; asset flows, levels, values and mix and their impact; the possibility of impairments, business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; fee rates and recognition; sources, levels and recognition of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances and the degree to which Fee Waivers will be implemented; the impact of market volatility, liquidity, and other market conditions; whether and when revenue or expense is recognized; whether and when capital contributions could be made; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the timing and amount of acquisition-related payment obligations; payment obligations pursuant to employment or incentive arrangements; vesting rights and requirements; business and market expansion opportunities, including acceleration of global growth; interest and principal payments or expenses; taxes, tax rates and the impact of tax law changes; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes’ product and market performance and Federated Hermes’ performance indicators; investor preferences; product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; legal proceedings; regulatory matters, including the pace, timing, impact, effects and other consequences of the current regulatory environment; the attractiveness and resiliency of money market funds; dedication of resources; accounting-related determinations; compliance, and related legal, compliance and other professional services expenses; and interest rate, concentration, market, currency and other risks and their impact. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes’ business and results, including by changing Federated Hermes’ asset flows, levels, and mix, and business mix, which could cause a decline in revenues and net income, result in impairments and change the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue growth levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements can be based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes’ success in developing, structuring and distributing its products and strategies, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated Hermes’ products to intermediary customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes’ risks and uncertainties also include liquidity and credit risks in Federated Hermes’ money market funds and revenue risk, which will be affected by yield levels in money market fund products, Fee Waivers, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such products. Many of these factors could be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that could impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A - Risk Factors.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and Cash Equivalents	$248,732	$233,327
Investments—Consolidated Investment Companies	102,865	105,542
Investments—Affiliates and Other	78,170	87,805
Receivables, net of reserve of $21 and $21, respectively	53,850	65,317
Receivables—Affiliates	36,487	30,956
Prepaid Expenses	34,175	29,322
Other Current Assets	7,124	7,178
Total Current Assets	561,403	559,447
Long-Term Assets
Goodwill	784,900	798,871
Intangible Assets, net of accumulated amortization of $41,649 and $39,618, respectively	433,091	471,209
Property and Equipment, net of accumulated depreciation of $112,432 and $113,624, respectively	41,588	46,965
Right-of-Use Assets, net	99,238	108,306
Other Long-Term Assets	31,697	33,389
Total Long-Term Assets	1,390,514	1,458,740
Total Assets	$1,951,917	$2,018,187
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$73,761	$64,019
Accrued Compensation and Benefits	93,929	162,203
Lease Liabilities	17,788	17,447
Other Current Liabilities	21,669	27,038
Total Current Liabilities	207,147	270,707
Long-Term Liabilities
Long-Term Debt	397,448	223,350
Long-Term Deferred Tax Liability, net	197,484	205,206
Long-Term Lease Liabilities	94,758	105,270
Other Long-Term Liabilities	32,456	36,435
Total Long-Term Liabilities	722,146	570,261
Total Liabilities	929,293	840,968
Commitments and Contingencies (Note (17))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	54,731	63,202
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders’ Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 109,505,456 Shares Issued	467,647	448,929
Additional Paid-In Capital from Treasury Stock Transactions	3,472	0
Retained Earnings	1,224,527	1,187,001
Treasury Stock, at Cost, 20,307,504 and 16,094,488 Shares Class B Common Stock, respectively	(684,286)	(538,464)
Accumulated Other Comprehensive Income (Loss), net of tax	(43,656)	16,362
Total Permanent Equity	967,893	1,114,017
Total Liabilities, Temporary Equity and Permanent Equity	$1,951,917	$2,018,187
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
Investment Advisory Fees, net—Affiliates	$197,466	$149,107	$367,687	$332,941
Investment Advisory Fees, net—Other	60,577	65,182	123,350	129,037
Administrative Service Fees, net—Affiliates	70,182	77,750	143,689	152,051
Other Service Fees, net—Affiliates	33,248	15,192	46,855	31,062
Other Service Fees, net—Other	4,535	3,809	9,191	7,122
Total Revenue	366,008	311,040	690,772	652,213
Operating Expenses
Compensation and Related	128,086	132,769	262,051	276,389
Distribution	84,243	38,115	132,804	82,504
Systems and Communications	18,446	18,954	37,940	37,549
Professional Service Fees	13,976	15,122	27,444	29,759
Office and Occupancy	10,512	11,082	21,835	22,322
Advertising and Promotional	4,736	4,623	7,468	7,447
Travel and Related	3,328	898	5,123	1,195
Other	10,363	7,668	19,840	15,761
Total Operating Expenses	273,690	229,231	514,505	472,926
Operating Income	92,318	81,809	176,267	179,287
Nonoperating Income (Expenses)
Investment Income, net	1,577	1,148	2,671	1,780
Gain (Loss) on Securities, net	(20,885)	6,245	(32,580)	7,624
Debt Expense	(3,350)	(346)	(4,571)	(837)
Other, net	(13)	(184)	68	161
Total Nonoperating Income (Expenses), net	(22,671)	6,863	(34,412)	8,728
Income Before Income Taxes	69,647	88,672	141,855	188,015
Income Tax Provision	18,889	35,193	36,500	60,190
Net Income Including the Noncontrolling Interests in Subsidiaries	50,758	53,479	105,355	127,825
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	(6,899)	(2,405)	(8,165)	(2,543)
Net Income	$57,657	$55,884	$113,520	$130,368
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic	$0.64	$0.57	$1.24	$1.32
Earnings Per Common Share—Diluted	$0.64	$0.56	$1.24	$1.31
Cash Dividends Per Share	$0.27	$0.27	$0.54	$0.54
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income Including the Noncontrolling Interests in Subsidiaries	$50,758	$53,479	$105,355	$127,825

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	(42,884)	1,495	(60,018)	5,053
Temporary Equity
Foreign Currency Translation Gain (Loss)	(1,068)	868	(1,525)	2,298
Other Comprehensive Income (Loss), net of tax	(43,952)	2,363	(61,543)	7,351
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	6,806	55,842	43,812	135,176
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests in Subsidiaries	(7,967)	(1,537)	(9,690)	(245)
Comprehensive Income Attributable to Federated Hermes, Inc.	$14,773	$57,379	$53,502	$135,421
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2021	$449,118	$0	$1,187,001	$(538,464)	$16,362	$1,114,017	$63,202
Net Income (Loss)	0	0	55,863	0	0	55,863	(1,266)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(17,134)	(17,134)	(457)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	30,340
Consolidation (Deconsolidation)	0	0	0	0	0	0	(16,034)
Stock Award Activity	9,288	0	(12,116)	12,147	0	9,319	707
Dividends Declared	0	0	(24,952)	0	0	(24,952)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(4,339)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	(14,221)	0	0	(14,221)	14,221
Acquisition of Additional Equity of FHL	0	3,518	0	34,048	0	37,566	(37,805)
Purchase of Treasury Stock	0	0	0	(102,537)	0	(102,537)	0
Balance at March 31, 2022	$458,406	$3,518	$1,191,575	$(594,806)	$(772)	$1,057,921	$48,569
Net Income (Loss)	0	0	57,657	0	0	57,657	(6,899)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(42,884)	(42,884)	(1,068)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	15,314
Stock Award Activity	9,430	(46)	0	62	0	9,446	0
Dividends Declared	0	0	(24,705)	0	0	(24,705)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(1,185)
Purchase of Treasury Stock	0	0	0	(89,542)	0	(89,542)	0
Balance at June 30, 2022	$467,836	$3,472	$1,224,527	$(684,286)	$(43,656)	$967,893	$54,731

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders' Equity
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2020	$418,858	$1,027,699	$(324,731)	$15,171	$1,136,997	$236,987
Net Income (Loss)	0	74,484	0	0	74,484	(138)
Other Comprehensive Income (Loss), net of tax	0	0	0	3,558	3,558	1,430
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	25,762
Consolidation (Deconsolidation)	0	0	0	0	0	(16,237)
Stock Award Activity	9,216	(15,234)	15,249	0	9,231	2,481
Dividends Declared	0	(26,788)	0	0	(26,788)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	(1,898)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	2,670	0	0	2,670	(2,670)
Purchase of Treasury Stock	0	0	(45,030)	0	(45,030)	0
Balance at March 31, 2021	$428,074	$1,062,831	$(354,512)	$18,729	$1,155,122	$245,717
Net Income (Loss)	0	55,884	0	0	55,884	(2,405)
Other Comprehensive Income (Loss), net of tax	0	0	0	1,495	1,495	868
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	899,962
Consolidation (Deconsolidation)	0	0	0	0	0	(894,175)
Stock Award Activity	7,760	(189)	205	0	7,776	2,518
Dividends Declared	0	(26,550)	0	0	(26,550)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	(1,016)
Purchase of Treasury Stock	0	0	(31,797)	0	(31,797)	0
Balance at June 30, 2021	$435,834	$1,091,976	$(386,104)	$20,224	$1,161,930	$251,469
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2022	2021
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$105,355	$127,825
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Depreciation and Amortization	14,423	14,999
Share-Based Compensation Expense	18,720	16,976
Subsidiary Share-Based Compensation Expense	707	4,999
(Gain) Loss on Disposal of Assets	(737)	(5,163)
Provision (Benefit) for Deferred Income Taxes	(2,163)	18,678
Consolidation/(Deconsolidation) of Other Entities	(20)	11,029
Net Unrealized (Gain) Loss on Investments	33,315	(2,442)
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(43,219)	(64,399)
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	10	6,933
(Increase) Decrease in Prepaid Expenses and Other Assets	(3,526)	(2,504)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(53,008)	(67,723)
Increase (Decrease) in Other Liabilities	9,659	(4,257)
Net Cash Provided (Used) by Operating Activities	79,516	54,951
Investing Activities
Purchases of Investments—Affiliates and Other	(5,081)	(5,643)
Proceeds from Redemptions of Investments—Affiliates and Other	8,067	13,915
Cash Paid for Property and Equipment	(2,889)	(3,255)
Net Cash Provided (Used) by Investing Activities	97	5,017
Financing Activities
Dividends Paid	(49,659)	(53,339)
Purchases of Treasury Stock	(204,604)	(77,973)
Distributions to Noncontrolling Interests in Subsidiaries	(5,524)	(2,914)
Contributions from Noncontrolling Interests in Subsidiaries	45,654	34,394
Proceeds from New Borrowings	488,300	0
Payments on Debt	(311,650)	(10,000)
Other Financing Activities	(9,484)	(1,978)
Net Cash Provided (Used) by Financing Activities	(46,967)	(111,810)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(17,717)	1,826
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	14,929	(50,016)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	238,052	308,635
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	252,981	258,619
Less: Restricted Cash Recorded in Other Current Assets	3,978	4,598
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	271	289
Cash and Cash Equivalents	$248,732	$253,732
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Notes to the Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation
Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes) provide investment advisory, administrative, distribution and other services to various investment products, including sponsored investment companies, collective funds and other funds (Federated Hermes Funds) and separate accounts (which include separately managed accounts, institutional accounts, certain sub-advised funds and other managed products, collectively Separate Accounts) in both domestic and international markets. In addition, Federated Hermes markets and provides stewardship and real estate development services to various domestic and international companies. The interim consolidated financial statements of Federated Hermes included herein (Consolidated Financial Statements) have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP). In the opinion of management, the financial statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.
In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the amounts reported therein and in the accompanying notes. Actual results may differ from those estimates, and such differences may be material to the Consolidated Financial Statements.
The Consolidated Financial Statements should be read in conjunction with Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021. Certain items reported in previous periods have been reclassified to conform to the current period’s presentation.
(2) Significant Accounting Policies
For a listing of Federated Hermes’ significant accounting policies, please refer to Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021.
(3) Equity Acquisition
On March 14, 2022, Federated Hermes completed a tender offer resulting in the acquisition of the remaining approximate 10% noncontrolling interests in Federated Hermes Limited (FHL, formerly known as Hermes Fund Managers Limited) from a trustee of a non-U.S. domiciled employee benefit trust established for the benefit of certain members of FHL’s management, a non-U.S. resident former FHL employee and other non-U.S. resident key FHL employees under a long-term incentive plan established in connection with the 2018 acquisition of FHL (2022 Acquisition of FHL Noncontrolling Interests). Pursuant to the 2022 Acquisition of FHL Noncontrolling Interests, FHL became a 100% indirect, wholly-owned subsidiary of Federated Hermes.
The 2022 Acquisition of FHL Noncontrolling Interests was transacted in shares whereby Federated Hermes issued awards of restricted Class B common stock under Federated Hermes Stock Incentive Plan and Federated Hermes UK Sub-Plan, as amended, and treasury Class B common stock, in exchange for the beneficial interests in shares of FHL. The FHL shares were exchanged at fair value for Federated Hermes shares valued at £36.4 million or $47.5 million, which was based on a third-party valuation of FHL. See Note (12) for additional information regarding the share exchange.
(4) Revenue from Contracts with Customers
The following table presents Federated Hermes’ revenue disaggregated by asset class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Equity	$132,602	$171,595	$279,459	$337,953
Money market	145,807	49,286	232,097	129,978
Fixed-income	51,954	57,716	109,828	114,493
Other[1]	35,645	32,443	69,388	69,789
Total Revenue	$366,008	$311,040	$690,772	$652,213
1    Primarily includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), multi-asset and stewardship services revenue.

Notes to the Consolidated Financial Statements
(unaudited)
The following table presents Federated Hermes’ revenue disaggregated by performance obligation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Asset Management[1]	$258,043	$214,289	$491,037	$461,978
Administrative Services	70,182	77,750	143,689	152,051
Distribution[2]	31,182	12,191	42,259	25,219
Other[3]	6,601	6,810	13,787	12,965
Total Revenue	$366,008	$311,040	$690,772	$652,213
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
3    Primarily includes shareholder service fees and stewardship services revenue.
The following table presents Federated Hermes’ revenue disaggregated by geographical market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Domestic	$291,507	$224,283	$538,316	$480,773
Foreign[1]	74,501	86,757	152,456	171,440
Total Revenue	$366,008	$311,040	$690,772	$652,213
1    This represents revenue earned by non-U.S. domiciled subsidiaries.
The following table presents Federated Hermes’ revenue disaggregated by product type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Federated Hermes Funds	$300,896	$242,049	$558,231	$516,054
Separate Accounts	60,577	65,182	123,350	129,037
Other[1]	4,535	3,809	9,191	7,122
Total Revenue	$366,008	$311,040	$690,772	$652,213
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at June 30, 2022. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to 12 months. Based on existing contracts and the applicable foreign exchange rates as of June 30, 2022, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2022	$6,693
2023	6,006
2024	3,100
2025 and Thereafter	1,143
Total Remaining Unsatisfied Performance Obligations	$16,942

Notes to the Consolidated Financial Statements
(unaudited)
(5) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes’ significant revenue concentration by asset class:

	Six Months Ended
	June 30,
	2022	2021
Equity Assets	40%	52%
Money Market Assets	34%	20%
Fixed-Income Assets	16%	18%
The change in the relative proportion of Federated Hermes’ revenue attributable to money market assets for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily the result of a decrease in Voluntary Yield-related Fee Waivers. See section below entitled Low Short-Term Interest Rates.
The change in the relative proportion of Federated Hermes’ revenue attributable to equity and fixed-income assets for the six months ended June 30, 2022 as compared to the same period in 2021, was primarily the result of lower average equity assets and increased money market revenue in 2022.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the outbreak of a novel coronavirus (the Pandemic), the Federal Open Market Committee of the Federal Reserve Board (FOMC) decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds was not sufficient to cover all of the fund’s operating expenses. Beginning in the first quarter 2020, Federated Hermes began to implement Voluntary Yield-related Fee Waivers in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers). These Voluntary Yield-related Fee Waivers have been partially offset by related reductions in distribution expense as a result of Federated Hermes’ mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. In response to global economic activity and elevated inflation levels, the FOMC raised the federal funds target rate four times in 2022. The range is currently 2.25% - 2.50% as of the July 2022 FOMC meeting. These rate increases have nearly eliminated the net negative pre-tax impact of the Voluntary Yield-related Fee Waivers.
During the three and six months ended June 30, 2022, Voluntary Yield-related Fee Waivers totaled $9.5 million and $85.3 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $9.0 million and $66.5 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $0.5 million and $18.8 million for the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, Voluntary Yield-related Fee Waivers totaled $117.8 million and $200.9 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $71.0 million and $132.5 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $46.8 million and $68.4 million for the three and six months ended June 30, 2021, respectively.
(b) Revenue Concentration by Investment Fund Strategy
The following table presents Federated Hermes’ revenue concentration by investment fund strategy:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Federated Hermes Government Obligations Fund	11%	3%	9%	5%
Federated Hermes Kaufmann Fund and Federated Hermes Kaufmann Fund II	7%	11%	8%	11%
Federated Hermes Global Emerging Markets strategy	5%	10%	6%	9%
A significant and prolonged decline in the AUM in these funds/strategies could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds.

Notes to the Consolidated Financial Statements
(unaudited)
(c) Revenue Concentration by Intermediary
Approximately 12% and 9% of Federated Hermes’ total revenue for the three- and six-month periods ended June 30, 2022, respectively, and 2% for both the three- and six-month periods ended June 30, 2021, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. The increase in 2022 was primarily due to the decrease in Voluntary Yield-related Fee Waivers. An increase in Voluntary Yield-related Fee Waivers or a negative change in Federated Hermes’ relationship with this intermediary may have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
(6) Consolidation
The Consolidated Financial Statements include the accounts of Federated Hermes, certain Federated Hermes Funds and other entities in which Federated Hermes holds a controlling financial interest. Federated Hermes is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or variable interest entities (VIEs). From time to time, Federated Hermes invests in Federated Hermes Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated Hermes’ investment in, and/or receivables from, these Federated Hermes Funds represents its maximum exposure to loss. The assets of each consolidated Federated Hermes Fund are restricted for use by that Federated Hermes Fund. Generally, neither creditors of, nor equity investors in, the Federated Hermes Funds have any recourse to Federated Hermes’ general credit. Given that the entities consolidated by Federated Hermes generally follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in the recognition of gains or losses for Federated Hermes.
In the ordinary course of business, Federated Hermes may implement fee waivers, rebates or expense reimbursements for various Federated Hermes Funds for competitive reasons (such as Voluntary Yield-related Fee Waivers or to maintain certain fund expense ratios/yields), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three and six months ended June 30, 2022 Fee Waivers totaled $128.0 million and $326.5 million, respectively, of which $97.1 million and $261.9 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. For the three and six months ended June 30, 2021, Fee Waivers totaled $245.0 million and $446.1 million, respectively, of which $208.2 million and $376.3 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business may make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of a money market Federated Hermes Fund. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund’s net asset value (NAV), increase the market-based NAV per share of the fund’s portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the six months ended June 30, 2022 and no material contributions for the six months ended June 30, 2021.
In accordance with Federated Hermes’ consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of June 30, 2022 and December 31, 2021.
(a) Consolidated Voting Rights Entities
Although most of the Federated Hermes Funds meet the definition of a VRE, Federated Hermes consolidates VREs only when it is deemed to have control. Consolidated VREs are reported on Federated Hermes’ Consolidated Balance Sheets primarily in Investments—Consolidated Investment Companies and Redeemable Noncontrolling Interests in Subsidiaries.

Notes to the Consolidated Financial Statements
(unaudited)
(b) Consolidated Variable Interest Entities
As of the periods ended June 30, 2022 and December 31, 2021, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes’ net interest in the consolidated VIEs for each period presented:

(in millions)	June 30, 2022	December 31, 2021
Cash and Cash Equivalents	$7.4	$3.0
Investments—Consolidated Investment Companies	35.5	35.9
Other Assets	1.0	0.1
Long-Term Investments	13.3	13.8
Less: Liabilities	5.1	1.4
Less: Redeemable Noncontrolling Interests in Subsidiaries	39.0	33.3
Federated Hermes’ Net Interest in VIEs	$13.1	$18.1
Federated Hermes’ net interest in the consolidated VIEs represents the value of Federated Hermes’ economic ownership interest in that VIE. There were no new consolidations or deconsolidations of VIEs during the six months ended June 30, 2022.
(c) Non-Consolidated Variable Interest Entities
Federated Hermes’ involvement with certain Federated Hermes Funds that are deemed to be VIEs includes serving as investment manager, or at times, holding a minority interest or both. Federated Hermes’ variable interest is not deemed to absorb losses or receive benefits that could potentially be significant to the VIE. Therefore, Federated Hermes is not the primary beneficiary of these VIEs and has not consolidated these entities.
At June 30, 2022 and December 31, 2021, Federated Hermes’ maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $108.4 million and $170.6 million, respectively, (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $5.0 billion and $8.0 billion at June 30, 2022 and December 31, 2021, respectively. Of the Receivables—Affiliates at June 30, 2022 and December 31, 2021, $0.8 million and $0.7 million, respectively, related to non-consolidated VIEs and represented Federated Hermes’ maximum risk of loss from non-consolidated VIE receivables.
(7) Investments
At June 30, 2022 and December 31, 2021, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $68.9 million and $77.6 million, respectively, primarily in mutual funds which predominantly invest in equity securities, and held investments in Separate Accounts of $9.3 million and $10.2 million at June 30, 2022 and December 31, 2021, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes’ investments held in Separate Accounts as of June 30, 2022 and December 31, 2021, were primarily composed of domestic debt securities ($4.6 million and $5.2 million, respectively) and stocks of large domestic and foreign companies ($3.4 million at each period end).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (6)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes’ Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of June 30, 2022 and December 31, 2021 were primarily composed of domestic and foreign debt securities ($62.3 million and $65.2 million, respectively), stocks of large domestic and foreign companies ($29.3 million and $28.5 million, respectively) and stocks of small and mid-sized domestic and foreign companies ($5.8 million and $7.4 million, respectively).

Notes to the Consolidated Financial Statements
(unaudited)
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes’ investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$(12,395)	$1,098	$(17,583)	$(805)
Net Realized Gains (Losses)[1]	(1,016)	341	(1,478)	1,602
Net Gains (Losses) on Investments—Consolidated Investment Companies	(13,411)	1,439	(19,061)	797
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	(9,073)	1,665	(15,732)	3,247
Net Realized Gains (Losses)[1]	1,599	3,141	2,213	3,580
Net Gains (Losses) on Investments—Affiliates and Other	(7,474)	4,806	(13,519)	6,827
Gain (Loss) on Securities, net	$(20,885)	$6,245	$(32,580)	$7,624
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

Notes to the Consolidated Financial Statements
(unaudited)
(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes’ financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2022
Financial Assets
Cash and Cash Equivalents	$248,732	$0	$0	$248,732
Investments—Consolidated Investment Companies	39,569	63,296	0	102,865
Investments—Affiliates and Other	73,090	5,054	26	78,170
Other[1]	6,594	0	0	6,594
Total Financial Assets	$367,985	$68,350	$26	$436,361

Total Financial Liabilities[2]	$46	$8,502	$4,712	$13,260

December 31, 2021
Financial Assets
Cash and Cash Equivalents	$233,327	$0	$0	$233,327
Investments—Consolidated Investment Companies	38,799	66,743	0	105,542
Investments—Affiliates and Other	82,594	5,165	46	87,805
Other[1]	7,105	0	0	7,105
Total Financial Assets	$361,825	$71,908	$46	$433,779

Total Financial Liabilities[2]	$0	$1,644	$11,652	$13,296
1    Amounts primarily consist of restricted cash and security deposits as of June 30, 2022 and December 31, 2021.
2    Amounts primarily consist of a derivative liability and acquisition-related future contingent consideration liabilities as of June 30, 2022 and December 31, 2021.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at June 30, 2022 or December 31, 2021.
Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $205.8 million and $183.4 million at June 30, 2022 and December 31, 2021, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
Investments—Consolidated Investment Companies
Investments—Consolidated Investment Companies represent securities held by consolidated Federated Hermes Funds. For publicly traded securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. The fair values of certain securities held by consolidated Federated Hermes Funds are determined by third-party pricing services which utilize observable market inputs of comparable investments (Level 2).
Investments—Affiliates and Other
Investments—Affiliates and Other primarily represent investments in fluctuating-value Federated Hermes Funds, as well as investments held in Separate Accounts. For investments in fluctuating-value Federated Hermes Funds that are publicly available, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For publicly traded securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. The fair values of certain securities are determined by third-party pricing services which utilize observable market inputs of comparable investments (Level 2).

Notes to the Consolidated Financial Statements
(unaudited)
Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes may be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of June 30, 2022, acquisition-related future consideration liabilities of $4.7 million were primarily related to business combinations made in the first quarter 2020 and were recorded in Other Current Liabilities ($0.8 million) and Other Long-Term Liabilities ($3.9 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes’ liability for future consideration payments related to these business combinations/asset acquisitions:

(in thousands)
Balance at December 31, 2021	$11,652
Changes in Fair Value	(27)
Contingent Consideration Payments	(6,913)
Balance at June 30, 2022	$4,712
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of both June 30, 2022 and December 31, 2021, these investments totaled $17.5 million and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2022.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes’ debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.
(9) Derivatives
FHL, a British Pound Sterling-denominated subsidiary of Federated Hermes, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar. None of the forwards have been designated as hedging instruments for accounting purposes. As of June 30, 2022, this subsidiary held foreign currency forwards with a combined notional amount of £69.1 million and expiration dates ranging from September 2022 through March 2023. Federated Hermes recorded $8.5 million in Other Current Liabilities on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of June 30, 2022.
As of December 31, 2021, FHL held foreign currency forwards with a combined notional amount of £69.6 million and expiration dates ranging from March 2022 through September 2022. Federated Hermes recorded $1.6 million in Other Current Liabilities on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2021.
(10) Intangible Assets, including Goodwill
Intangible Assets, net at June 30, 2022 decreased $38.1 million from December 31, 2021 primarily due to a $32.3 million decrease in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations and $6.4 million of amortization expense.

Notes to the Consolidated Financial Statements
(unaudited)
Goodwill at June 30, 2022 decreased $14.0 million from December 31, 2021 primarily as a result of foreign exchange rate fluctuations on goodwill denominated in a foreign currency.
(11) Debt
Unsecured Senior Notes
On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350.0 million (Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears on the 17th day of March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of June 30, 2022, $347.4 million, net of unamortized issuance cost in the amount of $2.6 million, was recorded in Long-Term Debt on the Consolidated Balance Sheets.
The entire principal amount of the Notes will become due March 17, 2032, subject to certain prepayment requirements under limited conditions. Federated Hermes may elect to prepay the Notes under certain limited circumstances including with a make-whole amount if mandatorily prepaid without the consent of the holders of the Notes. The Note Purchase Agreement does not feature a facility for the further issuance of additional notes or borrowing of any other amounts and there is no commitment fee payable in connection with the Notes.
The Note Purchase Agreement includes an interest coverage ratio covenant and a leverage ratio covenant as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the period ended June 30, 2022. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
Revolving Credit Facility
On July 30, 2021, Federated Hermes entered into an unsecured Fourth Amended and Restated Credit Agreement by and among Federated Hermes, certain of its subsidiaries as guarantors party thereto, a syndicate of eleven banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and Toronto-Dominion Bank, New York Branch as documentation agent (Credit Agreement). The Credit Agreement consists of a $350.0 million revolving credit facility with an additional $200.0 million available via an optional increase (or accordion) feature. The interest on the borrowings from the revolving credit facility is calculated at the London Interbank Offering Rate (LIBOR) based on the tenor selection plus a spread unless a base rate option is elected. The borrowings under the revolving credit facility may include up to $50 million for which interest is calculated at the daily LIBOR plus a spread unless a base rate option is elected (Swing Line). The Credit Agreement provides for a replacement reference interest rate index upon the eventual discontinuation of LIBOR, which can be either the term Secured Overnight Financing Rate (SOFR) plus a spread, daily simple SOFR plus a spread, each having a benchmark adjustment applied based on its historical relationship to LIBOR, or another alternative interest rate index (selected by the administrative agent and Federated Hermes) plus a spread.
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, may elect to make discretionary principal payments. During the six months ended June 30, 2022, Federated Hermes borrowed $138.3 million and repaid $311.7 million on the revolving credit facility under the Credit Agreement.
As of June 30, 2022 and December 31, 2021, the amounts outstanding under the revolving credit facility were $50.0 million and $223.4 million, respectively, and were recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 1.354% and 1.161% as of June 30, 2022 and December 31, 2021, respectively, which was calculated at LIBOR plus a spread.

Notes to the Consolidated Financial Statements
(unaudited)
The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender’s commitment. As of June 30, 2022, Federated Hermes has $300.0 million available for borrowings under the revolving credit facility and an additional $200.0 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated Hermes was in compliance with all covenants at and during the six months ended June 30, 2022. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
(12) Share-Based Compensation Plans
In connection with the 2022 Acquisition of FHL Noncontrolling Interests, Federated Hermes granted 1,183,066 shares of restricted Federated Hermes Class B common stock pursuant to award agreements to certain FHL employees in exchange for their beneficial interests in awards of restricted FHL shares held on March 14, 2022. These shares of Federated Hermes Class B common stock were reserved for issuance under the Federated Hermes Stock Incentive Plan. Federated Hermes also issued a combined 318,807 shares of treasury Federated Hermes Class B common stock to a non-U.S. resident former FHL employee, and to the trustee of a non-U.S. domiciled employee benefit trust, in exchange for beneficial interests in the FHL shares held by them on March 14, 2022. The Federated Hermes shares now held by the employee benefit trust are to be used for future restricted stock awards for FHL management and key employees. See Note (3) for additional information.
During the six months ended June 30, 2022, Federated Hermes awarded 509,043 shares of restricted Federated Hermes Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated Hermes’ Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period.
During 2021, Federated Hermes awarded 1,218,613 shares of restricted Federated Hermes Class B common stock under its Stock Incentive Plan. Of this amount, 726,613 shares were awarded in connection with the aforementioned bonus program. The remaining shares were awarded to certain key employees and generally vest over a 10-year period.
(13) Equity
In December 2021, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 7.5 million shares of Class B common stock. In June 2022, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other programs existed as of June 30, 2022. The programs authorize executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes’ board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the six months ended June 30, 2022, Federated Hermes repurchased approximately 5.9 million shares of its Class B common stock for $192.1 million, nearly all of which were repurchased in the open market. At June 30, 2022, approximately 5.2 million shares remain available to be repurchased under these share repurchase programs.

Notes to the Consolidated Financial Statements
(unaudited)
The following table presents the activity for the Class B common stock and Treasury stock for the three and six months ended June 30, 2022 and 2021. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Class B Shares
Beginning Balance	92,063,593	98,539,367	93,410,968	99,331,443
Stock Award Activity	12,050	11,750	1,704,592	724,674
Purchase of Treasury Stock	(2,877,691)	(993,100)	(5,917,608)	(2,498,100)
Ending Balance	89,197,952	97,558,017	89,197,952	97,558,017

Treasury Shares
Beginning Balance	17,441,863	10,966,089	16,094,488	10,174,013
Stock Award Activity	(12,050)	(11,750)	(1,704,592)	(724,674)
Purchase of Treasury Stock	2,877,691	993,100	5,917,608	2,498,100
Ending Balance	20,307,504	11,947,439	20,307,504	11,947,439
(14) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator
Net Income Attributable to Federated Hermes, Inc.	$57,657	$55,884	$113,520	$130,368
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(3,218)	(2,356)	(5,785)	(5,378)
Total Net Income Attributable to Federated Hermes Common Stock - Basic	$54,439	$53,528	$107,735	$124,990
Less: Total Net Income Available to Unvested Restricted Shareholders of a Nonpublic Consolidated Subsidiary	0	(572)	0	(831)
Total Net Income Attributable to Federated Hermes Common Stock - Diluted	$54,439	$52,956	$107,735	$124,159
Denominator
Basic and Diluted Weighted-Average Federated Hermes Common Stock[2]	85,373	93,964	86,706	94,588
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic[2]	$0.64	$0.57	$1.24	$1.32
Net Income Attributable to Federated Hermes Common Stock - Diluted[2]	$0.64	$0.56	$1.24	$1.31
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

Notes to the Consolidated Financial Statements
(unaudited)
(15) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax, attributable to Federated Hermes’ shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2021	$16,362
Other Comprehensive Income (Loss)	(60,018)
Balance at June 30, 2022	$(43,656)

Balance at December 31, 2020	$15,171
Other Comprehensive Income (Loss)	5,053
Balance at June 30, 2021	$20,224
(16) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	FHL and other entities	Total
Balance at December 31, 2021	$24,659	$38,543	$63,202
Net Income (Loss)	(1,744)	478	(1,266)
Other Comprehensive Income (Loss), net of tax	0	(457)	(457)
Subscriptions—Redeemable Noncontrolling Interest Holders	29,577	763	30,340
Consolidation/(Deconsolidation)	(16,034)	0	(16,034)
Stock Award Activity	0	707	707
Distributions to Noncontrolling Interests in Subsidiaries	(771)	(3,568)	(4,339)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests in FHL	0	14,221	14,221
Acquisition of Additional Equity of FHL	0	(37,805)	(37,805)
Balance at March 31, 2022	$35,687	$12,882	$48,569
Net Income (Loss)	(7,616)	717	(6,899)
Other Comprehensive Income (Loss), net of tax	0	(1,068)	(1,068)
Subscriptions—Redeemable Noncontrolling Interest Holders	14,977	337	15,314
Distributions to Noncontrolling Interests in Subsidiaries	(1,024)	(161)	(1,185)
Balance at June 30, 2022	$42,024	$12,707	$54,731

Notes to the Consolidated Financial Statements
(unaudited)

(in thousands)	Consolidated Investment Companies	FHL and other entities	Total
Balance at December 31, 2020	$24,246	$212,741	$236,987
Net Income (Loss)	(1,091)	953	(138)
Other Comprehensive Income (Loss), net of tax	0	1,430	1,430
Subscriptions—Redeemable Noncontrolling Interest Holders	25,762	0	25,762
Consolidation/(Deconsolidation)	(25,419)	9,182	(16,237)
Stock Award Activity	0	2,481	2,481
Distributions to Noncontrolling Interests in Subsidiaries	(1,320)	(578)	(1,898)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests in FHL	0	(2,670)	(2,670)
Balance at March 31, 2021	$22,178	$223,539	$245,717
Net Income (Loss)	682	(3,087)	(2,405)
Other Comprehensive Income (Loss), net of tax	0	868	868
Subscriptions—Redeemable Noncontrolling Interest Holders	899,250	712	899,962
Consolidation/(Deconsolidation)	(894,175)	0	(894,175)
Stock Award Activity	0	2,518	2,518
Distributions to Noncontrolling Interests in Subsidiaries	(622)	(394)	(1,016)
Balance at June 30, 2021	$27,313	$224,156	$251,469
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
(b) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated Hermes guarantee certain financial obligations of Federated Hermes, Inc. and of other consolidated subsidiaries, and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly-owned subsidiaries. In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes’ right to challenge the claim. Further, Federated Hermes’ obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes’ obligations and the unique facts and circumstances involved in each particular agreement. As of June 30, 2022, management does not believe that a material loss related to any of these matters is reasonably possible.
(c) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of June 30, 2022, Federated Hermes does not believe that a material loss related to any of these claims is reasonably possible.

Notes to the Consolidated Financial Statements
(unaudited)
(18) Subsequent Events
On July 15, 2022, Federated Hermes entered into a definitive agreement to acquire substantially all of the assets of C.W. Henderson and Associates, Inc. (Seller), a Chicago-based registered investment advisor. The initial purchase price is expected to be $30 million based on current asset levels and assuming a certain level of consents to assignment of Seller’s investment advisory contracts are obtained. The agreement also involves the opportunity to earn a series of contingent purchase price payments, which can total as much as $20 million in the aggregate and can become payable annually over the next five years based on certain levels of net revenue growth being obtained. The transaction has been approved by Federated Hermes’ board of directors and Seller’s board of directors and shareholders, and is subject to customary conditions to closing. The transaction is expected to close in the third quarter 2022.
On July 28, 2022, Federated Hermes’ board of directors declared a $0.27 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of August 8, 2022 to be paid on August 15, 2022.
On July 28, 2022, Federated Hermes’ board of directors authorized the retirement of 10 million treasury shares which restored these shares to authorized but unissued status. Federated Hermes recorded a $313.8 million reduction to Treasury Stock, at cost using the specific-identification method and a $42.7 million reduction to Class B common stock, at cost using the average cost method. The difference was recorded as a reduction to Retained Earnings and Additional Paid-In Capital from Treasury Stock Transactions. There was no impact to total equity as a result of this non-cash transaction.

Part I, Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations (unaudited)
The discussion and analysis below should be read in conjunction with the Consolidated Financial Statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021.
General
Federated Hermes is a global leader in active, responsible investing with $631.9 billion in managed assets as of June 30, 2022. The majority of Federated Hermes’ revenue is derived from advising Federated Hermes Funds and Separate Accounts in both domestic and international public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship and real estate development services.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based and are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated Hermes’ revenue is primarily dependent upon factors that affect the value of managed assets including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated Hermes’ public market investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement. Generally, managed assets in Federated Hermes private market investment products and strategies are subject to restrictions on withdrawals. Fee rates for Federated Hermes’ services generally vary by asset and service type and may vary based on changes in asset levels. Generally, advisory fees charged for services provided to equity and multi-asset products and strategies are higher than advisory fees charged to fixed-income and alternative/private markets products and strategies, which in turn are higher than advisory fees charged to money market products and strategies. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated Hermes may implement Fee Waivers for competitive reasons such as Voluntary Yield-related Fee Waivers, to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements. Since Federated Hermes’ public market products are largely distributed and serviced through financial intermediaries, Federated Hermes pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products and strategies. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds.
Federated Hermes’ most significant operating expenses are Compensation and Related expense and Distribution expense. Compensation and Related expense includes base salary and wages, incentive compensation and other employee expenses including payroll taxes and benefits. Incentive compensation, which includes stock-based compensation, can vary depending on various factors including, but not limited to, the overall results of operations of Federated Hermes, investment management performance and sales performance.
The discussion and analysis of Federated Hermes’ financial condition and results of operations are based on Federated Hermes’ Consolidated Financial Statements. Management evaluates Federated Hermes’ performance at the consolidated level. Therefore, Federated Hermes operates in one operating segment, the investment management business. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated Hermes’ growth and profitability are dependent upon its ability to attract and retain AUM and upon the profitability of those assets, which is impacted, in part, by Fee Waivers. Fees for mutual fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds and, as required by law, fund shareholders. Management believes that meaningful indicators of Federated Hermes’ financial performance include AUM, gross and net product sales, total revenue and net income, both in total and per diluted share.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Business Developments
Equity Acquisition
On March 14, 2022, Federated Hermes completed the 2022 Acquisition of FHL Noncontrolling Interests. See Note (3) to the Consolidated Financial Statements for additional information.
Pandemic
Federated Hermes continues to actively monitor the ongoing Pandemic and resulting developments and their potential impact on Federated Hermes’ employees, business and operations. The Pandemic has adversely impacted the global economy and contributed to significant volatility in financial markets. Over the course of the Pandemic, many jurisdictions instituted quarantines, imposed limitations on travel, and restricted access to offices and public venues, some of which are ongoing or may reoccur, and many businesses implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the containment and impact of the Pandemic, have created significant disruption in economic activity. Throughout the Pandemic, there has not been a significant disruption of Federated Hermes’ business processes, allowing it to remain fully operational and to continue to provide services to its customers. As of June 30, 2022, while Federated Hermes’ stock price has fluctuated amidst the volatility in stock prices on major exchanges, and Federated Hermes’ business operations have had to adapt to a remote and current hybrid working environment, the Pandemic has not materially affected Federated Hermes’ Financial Condition (as defined below) except to the extent that the net Voluntary Yield-related Fee Waivers resulting from the near-zero interest rate environment that existed throughout 2021 and into the second quarter 2022 can be attributed to the Pandemic. With the increase in short-term interest rates beginning in March 2022, net Voluntary Yield-related Fee Waivers were greatly diminished in the second quarter 2022. A further prolonged period of economic and financial distress and volatility as a result of the Pandemic could exacerbate human resource capital management, economic, market and other risks, and could impact, including in a material way, Federated Hermes’ Financial Condition. The aggregate extent to which the Pandemic, including existing and new variants, and its related impact on the global economy and financial markets, affects Federated Hermes’ Financial Condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the Pandemic and any recovery period, the emergence and spread of variants, the continuing prevalence of severe, unconstrained and/or escalating rates of infection in certain countries and regions, the availability, adoption and efficacy of treatments and vaccines, and future actions taken by governmental authorities, central banks and other third parties in response to the Pandemic.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the Pandemic, the FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds was not sufficient to cover all of the fund’s operating expenses. Beginning in the first quarter 2020, Federated Hermes implemented Voluntary Yield-related Fee Waivers. These waivers were partially offset by related reductions in distribution expense as a result of Federated Hermes’ mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. In response to global economic activity and elevated inflation levels, the FOMC raised the federal funds target rate four times in 2022. The range is currently 2.25% - 2.50% as of the July 2022 FOMC meeting. These rate increases have nearly eliminated the net negative pre-tax impact of the Voluntary Yield-related Fee Waivers.
During the three and six months ended June 30, 2022, Voluntary Yield-related Fee Waivers totaled $9.5 million and $85.3 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $9.0 million and $66.5 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $0.5 million and $18.8 million for the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, Voluntary Yield-related Fee Waivers totaled $117.8 million and $200.9 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $71.0 million and $132.5 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $46.8 million and $68.4 million for the three and six months ended June 30, 2021, respectively.
Current Regulatory Environment
The following discussion focuses on various aspects of the current regulatory environment in which Federated Hermes operated its business during the second quarter 2022. Please see Federated Hermes’ prior public filings, including, the discussions under Item 1 – Business – Current Regulatory Environment – Domestic and Item 1 – Business – Current Regulatory Environment –

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
International, in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021, and Part I, Item 2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, for historical information on the regulatory environment, and related regulatory developments, for periods prior to March 31, 2022, which also includes further background information relevant to certain of the matters discussed below.
Federated Hermes and its investment management business are subject to extensive regulation both within and outside the U.S. Federated Hermes and its products, such as the Federated Hermes Funds, and strategies are subject to: various federal securities laws, such as the 1933 Act, 1934 Act, 1940 Act, and Advisers Act; state laws regarding securities fraud and registration; regulations or other rules promulgated by various regulatory authorities, self-regulatory organizations, or exchanges; and various foreign laws, regulations or other rules promulgated by foreign regulatory or other authorities. Regulatory actions taken to address the effects of the Pandemic, any other laws and regulations that have or are expected to be re-examined, modified, or reversed, or that become effective, and any new proposed laws, rules, regulations and directives or consultations (collectively, both domestically and internationally, as applicable, Regulatory Developments) continue to impact the investment management industry generally, and will continue to impact, to various degrees, Federated Hermes’ business, results of operations, financial condition, cash flows and/or stock price (collectively, Financial Condition).
Domestic
The pace of new proposed and final laws, rules and regulations and other regulatory activity has increased (and is expected to continue to increase) in 2022. According to the SEC’s 53-item Spring 2022 Unified Agenda of Regulatory and Declaratory Actions (Spring Reg Flex Agenda), the SEC expects to issue final rules on 16 previously-promulgated proposed rules by October 2022, including rules regarding money market fund reform, tailored shareholder reports, listing standards for erroneously awarded compensation, pay versus performance, proxy voting advice, share repurchase disclosure modernization, enhanced reporting of proxy votes by registered management investment companies, and the securities transaction settlement cycle, among others. The SEC further indicates that it expects to issue final rules on an additional 10 previously-promulgated proposed rules by April 2023, including rules regarding Rule 10b5-1 and insider trading, cybersecurity risk governance, modernization of beneficial ownership reporting, amendments to Form PF relating to large equity adviser and large liquidity fund adviser disclosure and reporting, private fund advisers, short sale disclosure reforms, and loan or borrowing of securities, among others. The Spring Reg Flex Agenda also signals additional upcoming proposals on, among others, corporate board diversity, Rule 144A holding periods, human capital management disclosure, special purpose acquisition companies (SPACs), amendments to the custody rules pertaining to investment advisers, open-end fund liquidity and dilution management, and fund fee disclosure and reform.
Regulators continue to focus on the market conditions that existed in March 2020, and their impact on open-end funds, including institutional prime and municipal (or tax-exempt) money market funds. For example, similar to other regulatory or government bodies, in its May 2022 “Financial Stability Report” the Board of Governors of the Federal Reserve System reported that certain money market funds continue to have structural vulnerabilities that make them prone to withdrawal of assets (or runs) and redemption risks. As noted above, the SEC has indicated in its Spring Reg Flex Agenda that it intends to finalize its proposed money market fund reforms by October 2022. According to the SEC, the proposed money market fund reforms would improve the resilience and transparency of money market funds by: (1) increasing minimum liquidity requirements for daily and weekly liquid assets to 25% and 50%, respectively, to provide a more substantial buffer in the event of rapid redemptions; (2) removing the ability of money market funds to impose liquidity fees and redemption gates when they fall below certain liquidity thresholds, which would eliminate an incentive for preemptive redemptions; (3) requiring certain money market funds (e.g., institutional prime and institutional municipal (or tax-exempt) money market funds) to implement swing pricing, which involves a process of adjusting a fund’s current NAV such that the transaction price effectively passes on costs stemming from shareholder redemptions to redeeming shareholders, so that they bear the liquidity costs of their redemptions; (4) enhancing certain reporting requirements (e.g., Form N-MFP and Form N-CR) to improve the SEC’s ability to monitor and analyze money market fund data; and (5) requiring stable NAV money market funds to convert to a floating NAV if future market conditions result in negative money market fund yields. The comment period for the SEC’s proposed money market fund reforms ended on April 11, 2022.
On March 3, 2022, the SEC also requested comment on the information collection and reporting requirements applicable to money market funds under Rule 2a-7 under the 1940 Act. Among other comment requests, the SEC invited comments on: (1) whether the proposed collection of information is necessary for the proper performance of the functions of the Commission, including whether the information shall have practical utility; (2) ways to enhance the quality, utility, and clarity of the information collected; and (3) ways to minimize the burden of the collection of information on respondents, including through the use of automated collection techniques or other forms of information technology. The comment period ended on May 9, 2022.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
After the SEC’s issuance of its proposed money market fund reforms, other regulators continued to discuss the impact of money market funds on the market turmoil, decreased liquidity, and other factors in March 2020. At a joint meeting of the FOMC and the Board of Governors of the Federal Reserve System (Governors) on January 25, 2022, the potential vulnerabilities of prime money market funds to a sudden withdrawal of liquidity were discussed. At its February 4, 2022 meeting, the Financial Stability Oversight Council (FSOC) recognized that open-end funds were not the sole or primary cause of market turmoil in 2020, but concluded that the size of their asset liquidations indicates that they were one of the significant contributors to the market stress. At the same meeting, the FSOC reviewed the SEC’s proposed money market fund reforms and indicated that the FSOC supports the SEC’s efforts to reform money market funds and to strengthen short-term funding markets.
The FSOC’s conclusion that open-end funds were significant contributors to the March 2020 turmoil contradicts the Investment Company Institute’s (ICI) November 2020 report titled, “Experiences of U.S. Money Market Funds During the Covid-19 Crisis” (ICI MMF Report), which demonstrated that the March 2020 market turmoil resulted from the Pandemic and the unprecedented global response and economic shut-down, and that the Treasury securities markets, rather than money market funds, triggered the market turmoil. The ICI MMF Report rebuked suggestions that money market funds, particularly institutional prime money market funds, were a primary, if not the sole, cause of market distress in March 2020, noting that, “[t]hese suggestions are inconsistent with the data and early press reports.” The ICI MMF Report points to the fact that the market dislocations were widespread, including in markets in which institutional prime money market funds are not significant players, such as the U.S. Treasury bonds, longer-term U.S. agency securities, municipal securities, corporate bonds, and foreign exchange markets. The ICI MMF Report also studied institutional prime money market fund asset flows and spreads in the Treasury bond market, concluding, “by March 11[, 2020] these spreads had widened substantially, yet prime money market funds had seen virtually no outflows.” The ICI MMF Report also noted that, “press reports do not support the theory that money market funds were at the forefront of the market stress” and that, “Treasury markets were in the news several days before any real mention of money market funds . . .”
On April 11, 2022, Federated Hermes submitted two comment letters, a Primary Comment Letter (115 pages) and a separate Swing Pricing Comment Letter (45 pages). These comment letters strongly oppose a majority of the SEC’s money market fund reform proposals.
In its Primary Comment Letter, Federated Hermes concurred with the ICI that money market funds are critically important for (1) over 50 million retail investors, as well as corporations, municipalities, and other institutional investors, who rely on the $5 trillion money market fund industry as a low cost, efficient, transparent, cash management investment vehicle that offers market-based rates of return and (2) governments (federal, state and local), businesses, and financial institutions who utilize money market funds as an important source of financing. Federated Hermes also agreed (with only a few differences) with the ICI’s comments on the SEC’s money market fund reform proposal regarding: (1) the application of liquidity fees; (2) availability of discretionary redemption gates; (3) increases to the required daily and weekly liquidity requirements; (4) support of reverse distribution mechanisms (RDMs) as the most appropriate means to manage money market funds in a negative interest rate environment; and (5) opposition to swing pricing.
Federated Hermes specifically agreed with the SEC that the link between liquidity fees and redemption gates and the 30 percent weekly liquid asset requirement in Rule 2a-7 under the 1940 Act should be eliminated. Federated Hermes asserted that, unlike the SEC’s proposal, it supports the retention of a fund board’s ability to impose either a liquidity fee or a redemption gate, in its discretion and in accordance with its fiduciary duty, when doing so is in the best interest of the fund and its shareholders, without reference to any specific level of liquidity. Federated Hermes opposed increasing required daily and weekly liquidity requirements for money market funds because of the negative effect such increased requirements would have on money market fund yields, and once unencumbered from the perils of an inappropriate linkage between liquidity levels and liquidity fees and redemption gates, Federated Hermes believes that money market funds have sufficient liquidity levels currently to protect investors from dilution. Federated Hermes opposed the SEC’s prohibition on the use of RDMs to maintain the stable NAVs of government money market funds because, among other reasons, the SEC’s prohibition on the use of RDMs: (1) does not reflect any formal investment management industry feedback; and (2) will eliminate the use of government money market funds as sweep investments. Federated Hermes also asserted that, due to the significant technology investments that would be necessary for market participants to modify transaction systems to process transactions in a hypothetical negative yield scenario without using RDMs, the absence of RDMs could lead to material outflows in U.S. government money market funds to bank deposits or non-regulated investment products, consistent with the notion of regulating government money market funds out of existence. Federated Hermes argued that the use of RDMs is the clear investor preference and would preserve money market funds as an investment product for all stakeholders, and that the SEC’s concerns over investor confusion regarding the operation of RDMs can be addressed through disclosure. Federated Hermes concluded its Primary Comment Letter on the SEC’s proposed money market fund reforms by asserting that: (1) the SEC’s final rule should be limited to (a) delinking compliance with daily and

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
weekly liquidity levels to considerations on imposition of liquidity fees and redemption gates, (b) requiring fluctuating NAV money market funds to use bid prices on portfolio assets to calculate NAV and purchase and redemption prices, and (c) specifying criteria upon which a money market fund board’s independent trustees/directors could impose a discretionary liquidity fee or redemption gate; and (2) the remaining aspects of the SEC’s proposed money market fund reforms should not be adopted, including in particular the swing pricing proposal, as they will (a) not achieve the desired result to reduce investor redemptions in stressed market conditions, but instead will be harmful to investors in money market funds and those who use money market funds to obtain short-term financing, and (b) interfere with capital formation and the stability and efficiency of short-term markets.
In its Swing Pricing Comment Letter, Federated Hermes opposed the SEC’s proposal for the mandatory use of swing pricing because, among other reasons, swing pricing would eliminate a fundamental tenet of money market funds – the ability for investors to transact intra-day and same day. Federated Hermes asserted that swing pricing for money market funds is deeply flawed, and investors would be damaged, not protected, by its implementation. Federated Hermes asserted that swing pricing will fail to reduce systemic risk while creating other significant adverse consequences. Among other things, Federated Hermes argued that swing pricing would cause investors to pre-emptively redeem from money market funds, as they did before the effective date of the SEC’s structural, operational, and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance). Federated Hermes further asserted that this would cause more short-term commercial paper to be directly owned, or owned through less regulated vehicles, without the professional management provided through regulated money market funds that seek safety and stability of money market fund NAVs. Federated Hermes also asserted that swing pricing would inevitably lead to efforts to market-time or “game” trading in a manner that would harm investors and the integrity of money market funds generally, based, among other things, on known heavy redemptions at month and quarter ends, and at tax payment dates, and other factors. Federated Hermes identified significant new operational and compliance costs to implement swing pricing or to mitigate the new risks posited by it, which would be borne by money market fund shareholders without a corresponding benefit. Federated Hermes identified significant market impacts that could result from implementing swing pricing, including the potential that institutional prime and tax-exempt money market funds could no longer qualify to be designated as “cash and cash equivalents,” and the elimination of the impacted money market funds from use as sweep investments. Federated Hermes also set forth several recommendations and conclusions, including, among others, that: (1) the SEC should abandon its swing pricing proposal, and eliminate the link between the 30 percent weekly liquid asset requirement and mandatory liquidity fees and redemption gates; (2) discretionary liquidity fees are preferable to swing pricing; (3) mandatory liquidity fees, as contemplated by some commenters, would have the effect of triggering preemptive redemptions in stressed markets as investors would try to ascertain the criteria for triggering the mandatory liquidity fees from publicly available data; (4) discretionary liquidity fees are preferable to mandatory liquidity fees because they preserve the role and responsibility of the money market funds’ board to act to prevent material dilution or other unfair results for all fund shareholders based on actual circumstances; (5) the SEC should not be ensnared in a redirection or usurpation of its defined mission toward goals that cannot be reconciled with its statutory mandate; and (6) Congress should require that banking regulators fix the problems created by the array of post-financial crisis reforms that materially impaired market-making, particularly in stressed market conditions.
Following a May 24, 2022 meeting with the SEC Chairman and SEC staff, on May 26, 2022, Federated Hermes submitted a third comment letter in which it emphasized that: (1) swing pricing will regulate institutional prime money market funds out of existence; (2) discretionary fees and gates administered by fund boards through the exercise of their fiduciary duty are the best answer for money market funds; (3) eliminating the link between mandatory fees and gates and a 30% liquid asset requirement is the right thing to do; and (4) a four digit NAV for government money market funds to deal with the possibility of negative interest rates is not a better solution than allowing the use of RDMs. In letters dated June 9, 2022 and June 14, 2022, Federated Hermes submitted similar comments to SEC Commissioners Pierce and Crenshaw after June 3, 2022 and June 7, 2022 meetings, respectively, with them.
Management believes money market funds provide a more attractive investment opportunity than other competing products, such as insured deposit account alternatives. Management also believes that money market funds are resilient investment products that have proven their resiliency during the Pandemic. While Federated Hermes believes that some regulations could be improved, such improvements should be measured and appropriate, preserving investors’ ability to invest in all types of money market funds. Federated Hermes also continues to support efforts to permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements imposed under the 2014 Money Fund Rules and Guidance for, institutional and municipal (or tax-exempt) money market funds. Legislation has been re-introduced in both the Senate and the House of Representatives in a continuing effort to get these money market fund reform revisions regarding the use of amortized cost passed and signed into law.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
As indicated in the SEC’s Spring Reg Flex Agenda discussed above, the SEC has also increased its focus on ESG-related disclosures. Following the SEC’s creation of a Climate Change and ESG Task Force in the SEC’s Division of Enforcement (DOE) on March 4, 2021, the SEC’s Division of Examinations’ April 9, 2021 ESG product and service risk alert, the FSOC’s recognition that climate change is an emerging and increasing threat to U.S. financial stability, and other regulatory actions, statements and industry commentary, on March 21, 2022, the SEC issued a climate disclosure proposal titled, “The Enhancement and Standardization of Climate-Related Disclosures for Investors.” The proposal mandates, among other things, certain climate-risk disclosures by public companies, including on Form 10-K, about a company’s governance, risk management, and strategy with respect to climate-related risks. The proposal incorporates certain concepts and vocabulary from the Task Force on Climate-related Financial Disclosures (TCFD) and the Greenhouse Gas Protocol (GHG Protocol) as part of the proposed disclosure regime. For example, the proposal would require disclosure of quantitative metrics to assess a company’s exposure to greenhouse gas emissions. A company would be required to disclose its Scope 1 and Scope 2 greenhouse gas emissions, which would be emissions under the GHG Protocol that “result directly or indirectly from facilities owned or activities controlled by a registrant.” Certain registrants also would be required to disclose Scope 3 emissions, which would be the emissions from upstream and downstream activities in a company’s value chain, if such emissions were material to investors or if the company had made a commitment that included reference to Scope 3 emissions. On May 9, 2022, the SEC extended the comment period on the proposal from May 9, 2022, to June 17, 2022. On June 17, 2022, Federated Hermes submitted a comment letter to the SEC in which it supported the ICI’s comments to the SEC on the proposal, including, among other comments, that: (1) any final rule should only require companies to provide material climate risk-related information in a company’s Form 10-K, with any non-material information required by any amendments to Regulation S-K to be provided in a new climate report; (2) the SEC not amend Regulation S-X to require a company to provide material financial metrics in footnotes to its financial statements; and (3) it is premature to require disclosure of Scope 3 emissions data.
On March 21, 2022, FSOC Chairperson Yellen praised the SEC’s climate risk disclosure proposal, stating: “The SEC’s proposal is an important step to protect investors and strengthen the overall resilience of the financial system. Investors and businesses have for years asked for reliable information that can be used to assess climate-related risks and opportunities. I commend Chair Gensler and the SEC for their work on this critical issue.” On April 5, 2022, certain Republican senators, including members of the Senate Banking and Environment and Public Works Committees, issued a letter to SEC Chair Gensler calling on the SEC to withdraw the proposal. Consistent with its June 14, 2021 comment letter submitted in response to then acting SEC Chair Allison Herren Lee’s request for public comment on the SEC’s disclosure rules and guidance as they apply to climate change and other ESG-related disclosures, Federated Hermes believes that any SEC rule on climate disclosure should: (1) supplement its principles-based disclosure regime, not replace it with prescriptive metrics; (2) focus on material disclosures; and (3) maintain the global competitiveness of U.S. capital markets.
The SEC’s aggressive rulemaking and Final Rules, particularly regarding money market fund reform, and climate/ESG disclosure, may be challenged by legislators and in the courts by investment management industry participants and other industry groups. Particularly in the context of climate/ESG disclosures, the likely success of any challenge may be bolstered in light of the U.S. Supreme Court’s recent decision in West Virginia vs. Environmental Protection Agency, in which the Supreme Court weakened the deference given to administrative agency regulatory authority by applying the “Major Questions Doctrine,” which the Supreme Court has used to require courts to defer to Congress rather than administrative agencies regarding matters that it concludes have significant economic and/or political impact if it believes that Congress did not specifically grant such powers to an agency.
In addition to the SEC and the FSOC, regulations adopted, and actions taken, by the Department of Labor (DOL) impact the investment management industry, including Federated Hermes. The DOL’s April 2016 fiduciary rule was vacated in June 2018 by the United States Court of Appeals for the Fifth Circuit. On December 15, 2020, the DOL issued the final version of a re-proposed fiduciary rule to regulate “investment advice fiduciaries” (Final DOL Fiduciary Rule), which became effective on February 16, 2021. On February 12, 2021, the DOL announced that its temporary enforcement policy, under which the DOL would not pursue prohibited transaction claims against investment advice fiduciaries who are working diligently on compliance with relevant components of the Final DOL Fiduciary Rule, would remain in place until December 20, 2021. In Field Assistance Bulletin No. 2021-02, the DOL provided further transition relief by extending its position on pursuing prohibited transaction claims through January 31, 2022. The DOL also stated that it would not enforce the specific documentation and disclosure requirements for individual retirement account rollovers through June 30, 2022, but that all other requirements of the Final DOL Fiduciary Rule would be subject to full enforcement as of February 1, 2022. In its Spring 2022 Agency Rule List (Spring Reg Flex Agenda), the DOL indicated that it would be proposing another new fiduciary rule by December 2022. According to the DOL’s Spring Reg Flex Agenda, the new proposed fiduciary rule will amend the regulatory definition of the term “fiduciary” to more appropriately define when persons who render investment advice for a fee to employee benefit plans and individual retirement accounts (IRA) are fiduciaries for purposes of ERISA and the Internal Revenue Code. The DOL also

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
has indicated that, in conjunction with this rulemaking, the Employee Benefits Security Administration (EBSA) also will evaluate available prohibited transaction class exemptions and propose amendments or new exemptions to ensure consistent protection of employee benefit plan and IRA investors. It has been reported that a proposed new fiduciary rule will be issued following the appointment of a new Assistant Secretary of Labor for the EBSA. In June 2022, President Biden’s nominee was rejected by the Senate, but a motion to reconsider has been filed.
In the DOL’s Spring Reg Flex Agenda, the DOL indicated that it expects to issue a final “Prudence and Loyalty in Selection Plan Investments and Exercising Shareholder Rights” rule (New DOL ESG/Proxy Voting Rule) by December 2022. The DOL issued its proposed rule on October 13, 2021. The New DOL ESG/Proxy Voting Rule would replace the DOL’s final proxy voting and shareholder rights rule (Final DOL Proxy Voting Rule), which was issued on December 11, 2020, and its final rule restricting fiduciaries from selecting plan investments on the basis of non-pecuniary factors, such as ESG factors (Final DOL ESG Rule), which was issued on October 30, 2020. Previously, on March 10, 2021, the DOL issued an indefinite non-enforcement policy with respect to the Final DOL ESG Rule and the Final DOL Proxy Voting Rule. The New DOL ESG/Proxy Voting Rule, if enacted as proposed, would: (1) amend the “Investment Duties” regulation, which addresses the duties of prudence and loyalty in selecting plan investments and exercising of shareholder rights, including proxy voting; (2) retain the core principle that the duties of prudence and loyalty require ERISA plan fiduciaries to focus on material risk-return factors and not subordinate the interests of participants and beneficiaries to objectives unrelated to the provision of benefits under the plan, but clarify that, when considering investment returns, a fiduciary’s duty of prudence may require an evaluation of the economic effects of climate change and other ESG factors on a particular investment or investment course of action; and (3) apply the same standards to qualified default investment alternatives as apply to other investments.
In a change from the Final DOL ESG Rule, if enacted as proposed, the New DOL ESG/Proxy Voting Rule also would: (1) amend the “tie-breaker” standard by: (a) imposing a standard that would require a fiduciary to conclude prudently that competing investments, or competing investment courses of action, equally serve the financial interests of the plan over the appropriate time horizon; and (b) permitting a fiduciary to select an investment, or an investment course of action, based on economic or non-economic benefits other than investment returns; and (2) adjust the Final DOL Proxy Voting Rule’s requirements for the exercise of shareholder rights, including proxy voting, by: (a) removing from the current regulation the statement that “the fiduciary duty to manage shareholder rights appurtenant to shares of stock does not require the voting of every proxy or the exercise of every shareholder right;” (b) removing from the current regulation safe harbors relating to proxy voting that permit (i) a policy to limit voting resources to particular types of proposals that a fiduciary has prudently determined are substantially related to the issuer’s business activities or are expected to have a material effect on the value of the investment and (ii) a policy of refraining from voting on proposals or particular types of proposals when a plan’s holding in a single issuer relative to the plan’s total investment assets is below a quantitative threshold; and (c) the elimination of the requirement that, when deciding whether to exercise, and in exercising, shareholder rights, a plan fiduciary must maintain records on proxy voting activities and other exercises of shareholder rights. In a December 10, 2021 comment letter, Federated Hermes commented on the DOL’s October 13, 2021 proposed rule with respect to, among other points, the interrelationship between the Final DOL Fiduciary Rule and Final DOL ESG/Proxy Voting Rule and the exclusive benefit rule under a relevant fiduciary’s own prudent analysis, which in Federated Hermes’ view would unnecessarily subject fiduciaries to regulatory and litigation risk and expose any final rulemaking to further scrutiny over time.
Federated Hermes, like other investment managers, also is preparing to comply with Rule 2a-5 under the 1940 Act. The SEC adopted Rule 2a-5 on December 3, 2020, it went effective on March 8, 2021, and compliance is required by September 8, 2022. Rule 2a-5 establishes an updated regulatory framework for fund valuation practices by establishing requirements for determining fair value in good faith for purposes of the 1940 Act. The rule expressly permits boards, subject to continued board oversight and certain other conditions, to designate certain parties, such as fund investment advisors, to perform the fair value determinations. The rule also defines when market quotations are “readily available” for purposes of the 1940 Act, the threshold under Rule 2a-4 under the 1940 Act for determining whether a fund must fair value a security. Under Rule 2a-5, a market quotation is “readily available” only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the fund can access at the measurement date. The rule further provides that a quotation will not be readily available if it is not reliable. This definition contradicts common practices for cross-trades between affiliated funds under Rule 17a-7 under the 1940 Act. Rule 17a-7 permits cross trades of securities for which market quotations are readily available between affiliated funds, which allows funds to transfer such securities without incurring trading costs. The definition of “readily available” in Rule 2a-5 essentially limits Rule 17a-7 to equity securities because fixed-income securities are not traded on an exchange and would not have a “quoted price (unadjusted) in active markets.” Federated Hermes intends to rely on previously-issued SEC no-action letters to continue to conduct cross trades in its fixed-income funds (unless and until the SEC rescinds those no-action letters). The inability to conduct cross-trades between Federated Hermes fixed-income funds can increase trading expenses and have a negative impact on fund performance.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Since the beginning of the second quarter 2022, other proposed rules, new guidance and other actions have been issued or taken that impact U.S. investment management industry participants, including Federated Hermes. For example:
•On July 13, 2022, the SEC adopted amendments to the proxy rules governing proxy voting advice as proposed in 2021. These final amendments undo rules promulgated during the prior Presidential administration that required proxy advisory firms to deliver their shareholder advice about issuers to those companies at the same time the proxy advisory firm sends the information to its clients and to provide clients with access to any response the company provides on voting advice before those clients vote (Prior Requirements). According to the SEC, these final amendments purportedly enhance proxy advisory firms’ ability to deliver independent proxy voting advice to their clients in a timely manner. The final amendments rescind certain conditions from the proxy rule exemptions for proxy voting advice and related guidance to investment advisers. They also remove a note that provided examples of situations in which the failure to disclose certain information in proxy voting advice may be considered misleading within the meaning of the proxy rules’ prohibition on material misstatements or omissions. These final amendments to the proxy rules will become effective on September 18, 2022. Federated Hermes is currently reviewing these final amendments to the proxy rules. On July 21, 2022, two trade groups filed a lawsuit against the SEC alleging that the SEC exceeded its authority in an arbitrary and capricious manner by rescinding the Prior Requirements. A proxy advisor firm also is continuing a lawsuit against the SEC alleging that designating proxy advice as solicitation under the proxy rules exceeds the SEC’s authority and is arbitrary and capricious.
•On July 13, 2022, the SEC staff proposed amendments to Exchange Act Rule 14a-8, the shareholder proposal rule, which requires companies subject to the federal proxy rules to include shareholder proposals in their proxy statements, subject to certain procedural and substantive requirements. The proposed amendments would (1) revise three substantive bases for exclusion of shareholder proposals under Rule 14a-8, the substantial implementation exclusion, the duplication exclusion, and the resubmission exclusion; (2) purportedly provide greater certainty and transparency to shareholders and companies as they evaluate whether these bases for exclusion would apply to particular shareholder proposals; and (3) purportedly facilitate communication between shareholders and the companies they own, as well as among a company’s shareholders, on important issues. The comment period for these proposals ends on the longer of 60 days following publication of the proposing release on the SEC’s website (or September 11, 2022) or 30 days following publication of the proposing release in the Federal Register. Federated Hermes is currently reviewing the proposed amendments.
•On June 8, 2022, the SEC reopened the comment period for its proposed rules (originally issued in July 2015) relating to listing standards for the recovery of erroneously awarded compensation. The proposed rules would, among other things, require national securities exchanges to establish listing standards that would require listed companies to adopt and comply with a compensation recovery policy, often known as a claw back policy. The comment period for the proposed rules ended on July 14, 2022. Federated Hermes did not submit a comment letter.
•On May 25, 2022, the SEC staff released its proposed rule on “Environmental, Social, and Governance Disclosures for Investment Advisers and Investment Companies.” According to the SEC, the proposed amendments purport to promote consistent, comparable, and reliable information for investors concerning funds’ and investment advisers’ incorporation of ESG factors. The proposed amendments seek to categorize certain types of ESG strategies broadly and require funds and advisers to provide more specific disclosures in fund prospectuses, annual reports, and adviser brochures based on the ESG strategies they pursue. Funds focused on the consideration of environmental factors generally would be required to disclose the greenhouse gas emissions associated with their portfolio investments. Funds claiming to achieve a specific ESG impact would be required to describe the specific impact(s) they seek to achieve and summarize their progress on achieving those impacts. Funds that use proxy voting or other engagement with issuers as a significant means of implementing their ESG strategy would be required to disclose information regarding their voting of proxies on particular ESG-related voting matters and information concerning their ESG engagement meetings. Finally, to complement the proposed ESG disclosures in fund prospectuses, annual reports, and adviser brochures, the proposal would require certain ESG reporting on Forms N-CEN and ADV, Part 1A, which are forms on which funds and advisers, respectively, report census-type data that inform the Commission’s regulatory, enforcement, examination, disclosure review, and policymaking roles. The comment period for the proposed amendments will end on August 16, 2022. Federated Hermes is currently reviewing the proposal.
•On May 25, 2022, the SEC staff released its proposed amended rule on “Investment Company Names,” which would amend Rule 35d-1 (Names Rule) under the 1940 Act. The proposed amendments seek to enhance the rule’s protections by requiring more funds to adopt an 80 percent investment policy. Specifically, the proposed amendments would extend the requirement to any fund name with terms suggesting that the fund focuses on investments that have (or whose issuers have) particular characteristics. This would include fund names with terms such as “growth” or “value” or terms indicating that the fund’s investment decisions incorporate one or more ESG factors. The amendments also would limit temporary departures from the 80

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
percent investment requirement and clarify the rule’s treatment of derivative investments. The comment period will remain open through August 16, 2022. Federated Hermes is currently reviewing the proposed amendments.
•On May 9, 2022, the SEC staff reopened the comment period for its proposed rule on “Private Fund Advisers; Documentation of Registered Investment Adviser Compliance Reviews.” This proposed rule would require registered investment advisers to certain private funds to provide quarterly statements that include certain information regarding fees, expenses, and performance for any private fund that they advise, and to obtain an annual audit of the financial statements of the private funds they manage, and would prohibit private fund advisers from engaging in certain sales practices, conflicts of interest, and compensation schemes that the SEC deems contrary to the public interest and the protection of investors. On May 10, 2022, Federated Hermes submitted a comment letter on the proposed rule in which it generally supported the comments submitted by the Securities Industry and Financial Markets Association (SIFMA), including, among other comments, SIFMA’s recommendations that: (1) the SEC modify the proposed rule to eliminate the prohibition on a private fund adviser being able to obtain reimbursement, indemnification, or exculpation, or limiting its liability, for mere negligence; and (2) the proposed rule should be limited to “private funds” under Section 3(c)(1) and Section 3(c)(7) of the 1940 Act. The extended comment period for this proposed rule ended on June 13, 2022.
•On June 8, 2022, the CFTC published in the Federal Register a Request for Information to better inform its understanding and oversight of climate-related financial risk as pertinent to the derivatives markets and underlying commodities markets. The comment period for this Request for Information ends on August 8, 2022. Federated Hermes is reviewing this Request for Information.
As previously reported in Federated Hermes’ prior public filings, in response to the SEC’s shortened comment periods for these new proposed rules, on April 5, 2022, the ICI, SIFMA, and over 20 other organizations submitted a joint letter to the SEC regarding the need for sufficient comment periods, cost benefit analysis and meaningful public input in the regulatory rulemaking process. As noted above, in response, the SEC has extended the comment periods for certain proposed rules.
In addition to the above Regulatory Developments, the SEC staff continues to engage in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including investment advisors and investment management companies such as Federated Hermes’ investment advisory subsidiaries and the Federated Hermes Funds. On March 30, 2022, the SEC’s DOE released its examination priorities for 2022, including, among other priorities: (1) private funds; (2) ESG investing; (3) retail investors; (4) cybersecurity; (5) fintech; and (6) digital assets. The DOE’s focus in the areas of investment advisors and investment companies remains largely on perennial issues such as marketing practices, advisory fee calculations, portfolio management, brokerage and execution, conflicts of interest, compliance programs, service provider oversight, and other related matters. In addition to routine examinations, additional sweep examinations addressing various topics have been conducted. For example, the SEC has been conducting sweep examinations regarding ETF revenue sharing payments, ESG practices and disclosures, and approval of registered investment company advisory fees, among others. The SEC DOE is taking a more aggressive stance on enforcement and is signaling a return to a “broken windows” philosophy under which the SEC would likely seek to enforce every violation big and small. The SEC has begun to bring enforcement actions based on ESG disclosures not matching actual investment processes, and the SEC and CFTC have brought enforcement actions involving conducting business on personal devices without proper monitoring and recordkeeping. The SEC staff has also issued various guidance statements, investor bulletins and risk alerts on a variety of compliance issues, including private funds and crypto asset interest-bearing accounts, among others.
These investigations, examinations and actions have led, and can lead, to further regulation, guidance statements and scrutiny of the investment management industry. The degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
Regulation or potential regulation by regulators other than the SEC and DOL also continued, and can continue, to affect investment management industry participants, including Federated Hermes. For example, on May 24, 2022, FINRA adopted amendments to Rule 6730 (Transaction Reporting) to require members to append a modifier to a corporate bond trade that is part of a portfolio trade when reporting to FINRA’s Trade Reporting and Compliance Engine (TRACE). The amendments to Rule 6730 will take effect on May 15, 2023. On June 17, 2022, FINRA solicited comment on a proposal to establish a new trade reporting requirement for transactions in over-the-counter options on securities with terms that are identical or substantially similar to listed options. These FINRA actions follow its March 8, 2022 publication of its Regulatory Notice 22-08 regarding complex products and options in which FINRA expressed concerns about retail investors trading these products without understanding their characteristics and risks. On May 9, 2022, Federated Hermes submitted comments to FINRA regarding Regulatory Notice 22-08 in which Federated Hermes generally supported the ICI’s comments to FINRA on the notice and asserted, among other comments, that: (1) “complex products” should be defined narrowly as not to cover mutual funds,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
ETFs, tender offer funds, and closed-end funds with traditional investment strategies; and (2) investment companies, including mutual funds, ETFs, tender offer funds, and closed-end funds, are already sufficiently regulated under the 1940 Act and SEC regulation, such as Regulation Best Interest. In its 2022 Report on its Examination and Risk Monitoring Program, published on February 9, 2022, FINRA identified, among other areas of concern, Regulation Best Interest and Form CRS, the Consolidated Audit Trail, order handling, best execution, and conflicts of interest, mobile apps, SPACs, cybersecurity, complex products, anti-money-laundering, outside business activities, net capital, books and records, firm short positions and fails-to-receive in municipal securities, trusted contact persons, funding portals and crowdfunding offerings, disclosure of order routing information, portfolio margining, and intraday trading. In addition to federal regulation, various state legislatures or regulators also have adopted or are beginning to adopt state-specific cyber-security and/or privacy requirements that can apply to varying degrees to investment management industry participants, including Federated Hermes.
The activities of the FSOC also continue to be monitored by the investment management industry, including Federated Hermes. The FSOC has focused on potential risks in the asset management industry, including money market funds, and other types of cash management vehicles (such as local government investment pools), that continue to use amortized cost or have a stable NAV but are not subject to the 2014 Money Fund Rules and Guidance. As discussed above, the market volatility and liquidity stress money market funds experienced as a result of the Pandemic beginning in March 2020 has drawn the attention of U.S. and global regulators, including the FSOC. Certain policy advocates have called for the FSOC to reverse its 2019 decision to change its approach to designating individual firms as systemically important (from its current activities-based approach, under which an individual firm would be designated only if it were determined that efforts to address the financial stability risks of that firm’s activities by its primary federal and state regulators have been insufficient, to the FSOC’s prior entity-based approach) in order to better fulfill its statutory mandate to mitigate risks to financial stability. Any possibility of the FSOC reverting to its prior systemically important designation practices and recommending new or heightened regulation for nonbank financial institutions, which the Governors have indicated can include open-end investment companies, such as money market funds and other mutual funds, increases the potential for further regulation of the investment management industry, including Federated Hermes and the Federated Hermes Funds. On February 4, 2022, the FSOC issued a Statement on Nonbank Financial Intermediation in which the FSOC recounted that, in 2021, it had made it a priority to evaluate and address the risks to U.S. financial stability posed by hedge funds, open-end funds and money market funds; indicated that at its February 4, 2022 meeting it had received updates on these three types of nonbank financial institutions; and announced that it will continue in 2022 to evaluate, monitor, and address the risks that these institutions pose to financial stability. According to the summary of the most recent FSOC meeting on April 8, 2022, FSOC also is shifting its focus to asset valuations, nonfinancial and financial leverage, and funding risk in the commodities and derivatives markets, and on the development of the digital asset markets.
While a U.S. financial transactions tax (FTT), increased corporate income tax, and wealth tax on unrealized investment income on individuals with net wealth over $100 million continue to be discussed to varying degrees, as of June 30, 2022, none of these proposed tax changes have been enacted.
International
UK regulators are continuing with the process of rationalizing the EU legislation and regulatory requirements that were quickly “on-shored” upon Brexit taking effect. The UK Government has announced that it will introduce new legislation in the current UK Parliament session, a Brexit Freedoms Bill, among other legislation, to implement a renewed regulatory framework. On May 10, 2022, it was announced in the “Queens Speech 2022” before the UK Parliament that the purposes of the Brexit Freedom Bill will be: (1) ensuring that retained EU law can be amended, repealed or replaced with legislation which better suits the UK at a faster pace; (2) modernizing the UK’s approach to making regulations, and improving the nimbleness and competitiveness of the UK economy, while maintaining high standards; (3) enabling the UK to be the best regulated economy in the world and creating a regulatory environment that encourages prosperity, innovation, entrepreneurship and the cutting of £1 billion of burdensome EU red tape for businesses; and (4) asserting the sovereignty of the UK Parliament by removing the supremacy of retained EU law over UK law in the UK’s legal system. The Queens Speech 2022 also indicated that the main elements of the Brexit Freedom Bill are: (1) creating new powers to strengthen the ability to amend, repeal or replace the large amounts of retained EU law by reducing the need to always use primary legislation to do so; (2) removing the supremacy of retained EU law as it still applies in the UK; and (3) clarifying the status of retained EU law in UK domestic law to reflect the fact that much of it became law without going through full democratic scrutiny in the UK Parliament.
Among other legislation, the Queens Speech 2022 also announced the UK Government’s intention to introduce in the current UK Parliament session a new Financial Services and Markets Bill, the purpose of which would be to: (1) maintain and enhance the UK’s position as a global leader in financial services and promote a competitive marketplace for the effective use of capital, supporting economic growth; and (2) seize the benefits of Brexit, by establishing a coherent, agile and internationally respected approach to financial services regulation that best suits the interests of the UK. The Queens Speech 2022 indicated that the main

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
benefits and elements of the Financial Services and Markets Bill would be to, among other things: (1) cut red tape in the financial sector to make the UK an even more attractive place to invest and do business, while making sure that high standards are maintained; (2) harness the opportunities of innovative technologies in financial services, including supporting the safe adoption of cryptocurrencies and resilient outsourcing to technology providers; (3) revoke retained EU law on financial services and replace it with an approach to regulation that is designed for the UK; (4) update the objectives of the financial services regulators to ensure a greater focus on growth and international competitiveness; (5) reform the rules that regulate the UK’s capital markets to promote investment; and (6) introduce additional protections for those investing or using financial products, to make it safer and support the victims of scams.
This proposed new legislation will likely add to, modify and replace measures already taken in response to Brexit. For example, in the UK, the Financial Conduct Authority (FCA) has currently in effect a temporary permissions regime that allows European Economic Area (EEA)-domiciled investment funds that were marketed in the UK under a passport to continue temporarily to be marketed in the UK, and allows EEA-based firms that passported into the UK to continue new and existing regulated business within the scope of their permissions in the UK for up to five years, while they seek full FCA authorization. On February 21, 2022, the UK government published regulations that made the offshore funds regime (OFR) effective as of February 23, 2022. The OFR is targeted at Undertakings for the Collective Investment in Transferable Securities (UCITS) and is a long-term replacement to the temporary permissions regime which enabled Federated Hermes’ Irish UCITS funds to continue to be marketed in the UK after December 31, 2020. Federated Hermes has received permission from the FCA to allow certain Irish-domiciled UCITS funds and Luxembourg-based direct lending funds to continue to be marketed in the UK under the temporary permissions regime. Her Majesty’s Treasury (HM Treasury) is working with the FCA to undertake equivalence assessments for different countries and different fund types in order to identify those that can take advantage of the OFR. The FCA is continuing to consider the requirements that will apply under the OFR and whether those funds will need to put in place some form of value assessment process.
There remains a risk of regulatory divergence between the UK and the EU post-Brexit. For example, the UK has elected to have its own financial rules. EU investment firms in EU Member States are required to comply with the Investment Firms Directive (IFD) and Investment Firms Regulation (IFR); however, the IFD and IFR do not bind the UK, and a new UK prudential regime for Markets in Financial Instruments (MiFID) firms titled Investment Firms Prudential Regime (IFPR) is included in the UK’s Financial Services Act 2021. The IFPR, which became effective on January 1, 2022, introduced a single prudential regime, and represents a significant change for FCA-authorized investment firms in the UK that are authorized under MiFID, including alternative investment fund managers with MiFID top-up permissions. On March 4, 2022, the FCA released a consultation paper setting out proposed amendments to the Prudential sourcebook for MiFID investment firms (MIFIDPRU) section of the FCA Handbook. The proposed amendments provide for a MIFIDPRU TP 7, which is the form that firms must use to count their existing instruments as own funds if they were not previously subject to the UK Capital Requirements Regulation (CRR). The FCA-proposed amendments provided more flexibility for firms to come into compliance by June 29, 2022.
As another example, EU regulators have previously issued or proposed directives, rules, and laws regarding sustainable finance, including the Sustainability-Related Disclosures Regulation or Sustainable Finance Disclosure Regulation (SFDR) and the Taxonomy Regulation. The Taxonomy Regulation establishes a framework to facilitate sustainable investment, including when Member States establish measures (e.g., labels or standards) setting requirements regarding financial products or corporate bonds presented as “environmentally sustainable.” Pursuant to the Sustainable Finance Package issued by the European Commission, firms have a 12-month period that is expected to end in October 2022 to implement certain sustainability reporting requirements and investment advice and sustainability considerations in connection with product governance and fiduciary duties. Following its 2021 “Trends, Risks and Vulnerabilities (TRV) Report,” on February 15, 2022, the European Securities and Markets Authority (ESMA) published a revised TRV which, for the first time, designated environmental risk as a distinct category of risk. On March 24, 2022, the European Supervisory Authorities (ESAs) issued a revised joint supervisory statement on the application of the SFDR, which includes a new timeline for compliance, expectations about the explicit quantification of the product disclosures under Article 5 and 6 of the Taxonomy Regulation, and the use of estimates. The ESAs recommended that national competent authorities (NCAs) and market participants utilize the period to January 1, 2023 to prepare for the application of the European Commission’s delegated regulation, which will contain SFDR Level 2 regulatory technical standards. On April 6, 2022, the European Commission adopted the final regulatory technical standards supplementing the SFDR, specifying the mandatory website, pre-contractual, and periodic reporting templates for financial market participants and in-scope financial products. Provided there are no objections by the European Parliament and Council of the EU over the next three months, the final regulatory technical standards will be published in the Official Journal of the EU later in 2022 and, if there are no further delays, will apply beginning on January 1, 2023. On May 31, 2022, ESMA published a Supervisory Briefing covering disclosures under SFDR and integration of sustainability risks for alternative investment fund managers (AIFMs) and UCITS.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
On May 25, 2022, the European Commission released a new Questions and Answers document providing its responses to questions raised by the ESAs in relation to the interpretation of the SFDR and the EU Taxonomy Regulation. On June 2, 2022, the ESAs published further clarification on the draft regulatory technical standards for the SFDR. The ESAs statements include a clarification that the reference to “sustainability indicators” relates to a different set of disclosures from the reference to “principal adverse impact” indicators, and clarifications regarding the principal adverse impact indicator calculation methodology and the “look through” approach regarding when indirect investments ought to be included in the calculation.
Rather than adopt the SFDR, the UK decided to align with the TCFD. On November 3, 2021, the FCA published a discussion paper, “Sustainability Disclosure Requirements (SDR) and investment labels” in which the FCA sought views on new sustainability disclosure requirements for asset managers and FCA-regulated asset owners, as well as a new classification and labelling system for sustainable investment products. The consultation period ended on January 7, 2022.
On March 31, 2022, the International Sustainability Standards Board (ISSB) published a consultation setting forth its first two draft sustainability disclosure standards, IFRS S1 General Requirements for Disclosure of Sustainability-related Financial Information and IFRS S2 Climate-related Disclosures, and a six-point plan for how it will build on Sustainability Accounting Standards Board (SASB) standards and embed SASB’s industry-based standards development approach into its own. The two draft standards propose disclosure of (among other things): (1) all material information about all significant sustainability-related risks and opportunities to which a company is exposed; (2) information regarding a company’s governance and risk management processes, controls and procedures used to monitor and manage climate-related risks and opportunities; (3) sustainability-related financial information as part of a company’s general-purpose financial reporting; (4) a company’s strategy for managing and making decisions in light of climate-related risks and opportunities; (5) performance and outcome measures that support the qualitative disclosures across governance, risk management, and strategy disclosure requirements; and (6) targets that a company uses to measure its performance goals related to significant climate-related risks and opportunities. These draft standards build upon TCFD recommendations and incorporate industry-based disclosure requirements derived from SASB standards. IOSCO has issued a statement welcoming the publication of these two draft standards for proposed climate and general sustainability disclosure requirements. The consultation period ended on July 29, 2022.
The proposed new Brexit Freedom Bill and Financial Services and Markets Bill signal the UK Government choosing to diverge further from EU financial regulation, which can increase the risk of regulatory divergence and the complexity of doing business in the UK and EU from a regulatory perspective.
The post-Brexit regulatory environment (particularly the need to obtain full authorizations on a country-by-country basis) also creates a level of uncertainty regarding the ability and requirements to distribute products and provide investment management services between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. The impact of Brexit on Federated Hermes’ UK domiciled funds is difficult to quantify and remains uncertain given the overlap with the Pandemic and recent surge in the number of ESG-related money market funds in both the EU and UK. As of June 30, 2022, EU-resident shareholders in Federated Hermes’ UK domiciled funds and the UK-resident shareholders in Federated Hermes’ Irish-domiciled funds were permitted to remain in the funds. Subscriptions also can continue as long as there is not a proactive sales effort. Regarding the regulatory environment for money market funds post-Brexit, UK-domiciled money market funds remain on par with current EU regulatory requirements; however, it is possible that the UK may deviate from, or simply not adopt, any new or amended EU money market fund laws, rules or regulations that may be adopted in the future.
On May 23, 2022, the FCA and Bank of England (BOE), with endorsement of HM Treasury, issued a joint discussion paper on reforming money market funds and published finalized guidance on the UK Money Market Fund Regulation (MMFR). The discussion paper is intended to contribute to an assessment of the vulnerabilities of money market funds and how they contribute to risks to UK financial stability and investor protection. The discussion paper aims to solicit, among other things, feedback that will strengthen the resilience of money market funds and the financial system in supporting the UK economy. Among other things, the finalized guidance reminds market participants that as per UK MMFR articles 24 and 25, if a money market fund’s liquidity ceases to meet the portfolio requirements, then the money market fund manager needs to prioritize the correction of that situation, taking due account of the fund investors’ interests, and balance the speed at which it can return the money market fund to a position where the relevant portfolio requirements are satisfied against investor outcomes. The consultation period ended on July 23, 2022. On July 23, 2022, Federated Hermes submitted a response to the discussion paper in which Federated Hermes advocated for: (1) delinking liquid asset thresholds and the potential imposition of a fee or gate (“delinking”); (2) increasing the required liquidity levels of variable NAV (VNAV) money market funds from 7.5% daily and 15% weekly liquidity, to 10% daily and 30% weekly liquidity requirements (consistent with other UK, EU and U.S. money

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
market funds); (3) removing the arbitrary 17.5% restriction on including high quality government securities as weekly liquid assets for money market funds as, through both the financial crisis in 2008 and the March 2020 market turmoil, high quality government securities proved to be the most liquid; (4) permitting UK money market funds to include in their weekly liquid assets, investments in five-day repurchase agreements; (5) enhancing “Know Your Customer” requirements by amending UK MMFR (or UK MiFID) to impose an obligation on intermediaries (distributors) to provide information regarding the profile of individual end investors to enable money market fund managers to understand the money market funds’ liquidity risk; and (6) addressing the vulnerability in the short-term markets, which impacted the functioning of the entire money markets, by conducting a broad and thorough review which addresses the root causes of the pressures experienced in the short-term markets during the March 2020 market turmoil.
The activities of the IOSCO and the FSB also continue to be monitored by the investment management industry, including Federated Hermes. Building on consultations and other reports published from 2015 through 2021 regarding methodologies for identifying nonbank, noninsurance company global systemically important financial institutions, recommendations to address structural vulnerabilities from asset management activities, and liquidity risk management, IOSCO and the FSB have continued, and will continue, to assess, recommend and implement regulatory reforms affecting open-end funds, including money market funds, liquidity risk management, derivatives, leverage, and other aspects of the investment management industry. On April 13, 2022, the FSB and IOSCO publicly invited submissions of papers for a conference on the financial stability risks arising from liquidity mismatches in open-ended funds and on policies to address them. According to the FSB and IOSCO, the conference, which will form part of the FSB’s 2022 work program to enhance the resilience of nonbank financial intermediation, will provide an opportunity for participants to discuss the findings of IOSCO’s and the FSB’s work on the experience of open-end funds in the March 2020 market turmoil as well as provide input to ongoing work by the FSB and IOSCO to assess their respective recommendations in this area.
Consistent with remarks by the Chair of the FSB to the G20 Finance Ministers and Central Bank Governors on February 14, 2022, the FSB included the following areas and initiatives (among others) in its 2022 work program: (1) enhancing the resilience of the nonbank intermediation sector, while preserving its benefits; (2) harnessing the benefits of digital innovation while containing its risks; (3) addressing risks from climate change; and (4) cyber and operational resiliency. In its 2021-2022 work program, published February 26, 2021, IOSCO indicated that its priorities include financial stability and systemic risks of nonbank financial intermediation activities, as well as risks exacerbated by the Pandemic, such as misconduct risks, fraud, and operational resilience. IOSCO also indicated that, among other efforts, it will continue efforts (headed by the Sustainable Finance Task Force) to improve the completeness, consistency, and comparability of sustainability reporting. IOSCO also previously published on November 2, 2021 a Final Report setting forth its “Recommendations on Sustainability-Related Practices, Policies, Procedures and Disclosure in Asset Management,” which aims to improve sustainability-related practices, policies, procedures, and disclosures in the asset management industry.
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
On February 16, 2022, ESMA published an opinion, “ESMA Opinion on the review of Money Market Fund Regulation,” which makes recommendations to improve the resiliency of money market funds. Among other recommendations, it recommends: (1) addressing the threshold effects for constant NAV money market funds by removing the possibility to use amortized cost for low volatility NAV money market funds; (2) decoupling regulatory thresholds from suspensions, gates and redemption fees for low volatility NAV and constant NAV money market funds; (3) addressing liquidity concerns by ensuring mandatory availability of at least one liquidity management tool for all money market funds; (4) amending daily liquid asset and weekly liquid asset ratios; (5) adjusting the pool of eligible assets to require money market funds to hold public debt assets, which could be used to satisfy the daily and weekly asset liquidity ratios; (6) reinforcing the possibility of temporarily using liquidity buffers in times of stress; and (7) enhancing reporting and disclosure requirements and the stress testing framework for money market funds. On February 14, 2022, ESMA published a separate final report, “Guidelines on stress test scenarios under the MMF Regulation,” in which it sets forth updated guidelines and specifications on the types of money market fund stress tests and their calibration in order to allow managers of money market funds to have the information needed to complete the reporting required under the EU Money Market Fund Regulation. ESMA has sent its opinion to the European Commission and is expected to work closely with it throughout the Review of the EU’s Money Market Fund Regulation.
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
Since the beginning of the second quarter 2022, UK and EU regulators issued, proposed, or adopted other new consultations, directives, rules, laws, and guidance that impact UK and EU investment management industry participants, including Federated Hermes. For example:
•On July 12, 2022, the FCA issued a Consultation Paper on “Margin requirements for non-centrally cleared derivatives: Amendments to BTOS 2016/2251” in which it sets out the PRA’s and FCA’s proposals to update the list of instruments as eligible collateral for bilateral margin, to introduce fall-back transitional provisions for certain firms who come into the scope requirements for the first time, and to update the application of the requirements to central counterparties. The consultation period ends on October 12, 2022.
•On July 11, 2022, ESMA issued a Consultation Paper on “The Clearing and Derivative Trading Obligations in View of the 2022 Status of the Benchmark Transition.” In the Consultation Paper, ESMA builds an initial set of changes created in the framework of the benchmark transition, with the discontinuation of rates such as LIBOR and the development of a new set of risk-free rates through a set of draft regulatory technical standards. The consultation period ends on September 30, 2022. Federated Hermes is reviewing the Consultation Paper.
•On July 11, 2022, ESMA issued a Consultation Paper regarding “Amendment of Article 19 of CSDR RTS on Settlement Discipline” in which ESMA solicits views on a possible amendment to the Commission Delegated Regulation (EU) 2018/12291 with the aim of simplifying the process of collection and distribution of cash penalties for settlement fails relating to cleared transactions under Regulation (EU) No 909/2014 on Central Securities Depositories (CSDR). The consultation period ends on September 9, 2022. Federated Hermes is reviewing the Consultation Paper.
•On July 8, 2022, ESMA issued a Consultation Paper regarding “Consultation on Review of the Guidelines on MiFID II Product Governance Requirements” in which ESMA proposes to update the 2017 product governance guidelines. The main proposals in the draft guidelines relate to: (1) the specification of any sustainability-related objectives a product is compatible with; (2) the practice of identifying a target market per cluster of products instead of per individual product (clustering approach); (3) the determination of a compatible distribution strategy where a distributor considers that a more complex product can be distributed under non-advised sales; and (4) the periodic review of products. The consultation period ends on October 7, 2022. Federated Hermes is reviewing the Consultation Paper.
•On July 5, 2022, the FCA issued a Consultation Paper on “Improving Equity Secondary Markets” in which the FCA sets forth proposals intended to improve how UK equity-based markets operate by changing, among other things, aspects of trade reporting and waivers from pre-trade transparency. The consultation period ends on August 16, 2022.
•On June 30, 2022, the FCA issued a Consultation Paper on “Winding down ‘synthetic’ LIBOR and US dollar LIBOR” in which the FCA seeks views on winding down the 1, 3 and 6-month synthetic sterling LIBOR settings and on market participants’ exposure to US dollar LIBOR. The consultation period ends on August 24, 2022.
•On June 29, 2022, the FCA issued a Feedback Statement on “ESG integration in UK capital markets” in which it provided feedback on, among other matters, bringing ESG data rating providers within the FCA’s regulatory perimeter.
•On May 31, 2022, HM Treasury released a Consultation Paper on managing the failure of systemic digital settlement asset (including stablecoin) firms. The Consultation concerns potential risks to financial stability arising from the use of “digital settlement assets” (DSAs) including stablecoins. The UK government has expressed concern about the potential harm that could result from the collapse of an issuer or service provider for a stablecoin that has reached “systemic scale.” According to the Consultation, the UK government also intends to add an additional objective to the financial market infrastructure special administration regime (FMI SAR) “covering the return or transfer of funds and custody assets” that would apply when the FMI SAR has been applied to a systemic DSA firm. The BOE would be empowered to direct administrators to pursue this objective over the objective of ensuring continuity of service where it deems this appropriate.
•On May 19, 2022, based on a prior consultation, the FCA issued a policy statement entitled “New cancellation and variation power: Changes to the Handbook and Enforcement Guide” in which the FCA set out changes to its Handbook and Enforcement Guide relating to the additional power given to it under the Financial Services Act 2021. The new power allows the FCA to cancel or vary a firm’s permissions in the UK, without their consent, when it appears to the FCA that the firm is not carrying on any FCA-regulated activities within the scope of their permissions, subject to certain conditions being satisfied.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
•On May 17, 2022, ESMA published a Consultation Paper containing draft technical standards on the notifications for cross-border marketing and cross-border management of alternative investment funds (AIFs) and UCITS. The consultation applies only in relation to the marketing activities of EU AIFMs and UCITS. ESMA is undertaking the development of technical standards to specify the content and format of notification letters that EU AIFMs (and management companies/UCITS) are to provide to the NCAs of the host Member States where they undertake cross-border marketing or cross-border management activities. The purpose is to streamline the notification procedure by harmonizing the information to be notified to NCAs and developing common templates to be used by management companies, UCITS, and AIFMs. The consultation is open until September 9, 2022, and ESMA expects to publish a final report by the beginning of 2023.
•On May 16, 2022, ESMA released a public statement on actions to manage the impact of the Russian invasion of Ukraine on investment fund portfolios exposed to Russian, Belarusian, and Ukrainian assets. The intention behind the statement is to promote convergence in relation to such actions. The obligations of EU AIFMs and internally managed AIFs as well as UCITS and other types of funds are addressed.
•On April 28, 2022, the FCA published a Consultation Paper on “Protecting investors in authorized funds following the Russian invasion of Ukraine” in which the FCA solicited comment on final rules to address potential harm caused by the exposure that UK-authorized retail funds have to affected investments and allow these funds to use side pockets where their Russian, Belarusian and Ukrainian exposures are subject to financial sanctions or cannot be valued or traded. The consultation period ended on May 16, 2022 and the FCA issued a policy statement for authorized fund managers on July 6, 2022 based on feedback received in response to the Consultation Paper. Federated Hermes is reviewing the policy statement.
•On April 20, 2022, based on a prior consultation, the FCA issued a policy statement entitled “Diversity and inclusion on company boards and executive management” in which the FCA set forth measures intended to improve the transparency on the diversity of boards of UK publicly-listed issuers and their executive management. Among other requirements, the FCA maintained requirements to disclose against targets for the representation of women and minority ethnic groups on a comply or explain basis.
In addition to the above Regulatory Developments, the FCA, CBI and other global regulators continue to monitor investment management industry participants by examining various reports, financial statements and annual reports and conducting regular review meetings and inspections. They also continue to take enforcement action when determined necessary. For examples of recent reviews please see Federated Hermes’ prior public filings.
An EU FTT also continues to be discussed, although it remains unclear if or when an agreement will be reached regarding its adoption. The last proposal was to begin discussions at the EU level regarding the design of an EU FTT involving a gradual implementation by Member States based on the FTTs already implemented in France and Italy. Member States that would want to implement an FTT more quickly would have been permitted to do so. Member States were invited to provide input on the proposed approach to the EU FTT design, whether the FTTs in France and Italy would be a solid basis for an EU FTT, and whether an EU FTT should apply to equity derivative transactions. As attention continues on a post-Pandemic economy and as the EU and EU Member States continue to look to fund their budgets and the Pandemic-related measures that have been adopted, an EU FTT on securities transactions, or even bank account transactions, remains a potential additional source of revenue. The Council of the EU has recognized that the European Commission has clarified that, if there is no agreement by the end of 2022, the European Commission will, based on impact assessments, propose a new resource for the EU budget based on a new FTT and that the European Commission will endeavor to make those proposals by June 2024 with the FTT’s planned introduction by January 1, 2026. The Council also has indicated that further work will be required before final policy choices are made and an agreement on a possible FTT can be reached. The exact time needed to reach a final agreement on an EU FTT, implement any agreement and enact legislation is not known at this time. The weakened economy in Europe can increase the risk that additional jurisdictions propose to implement FTTs. The Pandemic also could further delay agreement on, and the implementation of, an FTT in the EU, UK, or other European countries.
U.S., UK, and EU policymakers and regulators have also sought to establish a global corporate tax rate of 15 percent. The proposal has been hampered by resistance from numerous countries, including EU member states such as Hungary. On June 30, 2022, it was reported that the French Prime Minister stated that the EU is working on alternative ways to implement a global corporate tax rate of 15 percent within the coming months despite the opposition of Hungary.
The transition from LIBOR also continues. On March 5, 2021, Intercontinental Exchange, Inc. (ICE) published a feedback statement from ICE Benchmark Administration Limited, a wholly-owned subsidiary of ICE and the administrator of LIBOR, formally confirming its intention to: (1) cease the publication of the one-week and two-month USD LIBOR after December 31, 2021; (2) cease publication of the EUR, CHF, JPY and GBP LIBOR for all tenors after December 31, 2021; and (3) cease the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
publication of all other tenors of USD LIBOR after June 30, 2023. The specified LIBOR tenors ceased to be published as of January 1, 2022. On September 29, 2021, to avoid disruption to legacy contracts that reference the 1-month, 3-month and 6-month GBP and JPY LIBOR tenors, the FCA required the LIBOR benchmark administrator to publish these tenors under a ‘synthetic’ methodology, based on term risk-free rates, for the duration of 2022. The synthetic panels are not intended for new issues, as the FCA also proposed to prohibit new use of overnight, 1-month, 3-month, 6- month and 12-month USD LIBOR, which will continue to be published through June 30, 2023. On April 5, 2022, the FSB issued a statement, “FSB Statement Welcoming a Smooth Transition Away from LIBOR,” in which it advised that (among other things): (1) given the significant use of USD LIBOR globally, firms must have plans in place to ensure their preparedness for the cessation of USD LIBOR; and (2) firms should have ceased new use of USD LIBOR, as the continued use of some USD LIBOR tenors through June 30, 2023 is intended only to allow legacy contracts to mature.
Legislators and regulators in the U.S. and other countries are also working on the transition from LIBOR, with particular emphasis on legacy financial agreements that lack sufficient “fallback” language to transition to a new reference rate in the event of LIBOR’s cessation. In addition to efforts by the SEC, the Governors, the International Swaps and Directives Association (ISDA), the New York legislature, and others, on March 15, 2022, the Adjustable Interest Rate (LIBOR) Act of 2021 became law in the U.S. This legislation is the first U.S. federal law addressing the cessation of LIBOR and is similar to New York legislation passed in 2021 that implements fallback provisions that favor the transition to SOFR-plus a spread adjustment for contracts without effective fallback provisions and is intended to provide for a smooth transition process to replace the LIBOR reference rate in legacy contracts. The law directs the Federal Reserve to issue a rule to be approved by September 9, 2022, leaving only a small opportunity for comment and engagement with the financial industry.
The phase-out of LIBOR can cause the renegotiation or re-pricing of certain credit facilities, derivatives or other financial transactions to which investment management industry participants, including Federated Hermes and its products, customers or service providers, are parties, alter the accounting treatment of certain instruments or transactions, or have other unintended consequences, which, among other effects, could require additional internal and external resources, and can increase operating expenses. The extent of such renegotiation or re-pricing could be mitigated by the adoption of, or advocacy for, a historical five-year median difference spread adjustment methodology by certain regulators, self-regulatory organizations, and trade groups (including, for example, the Alternate Reference Rates Committee and ISDA). Federated Hermes has closely monitored regulatory statements and industry developments regarding the obligations of registered investment advisors and funds when recommending and purchasing securities or other investments that use LIBOR as a reference rate or benchmark. Federated Hermes has focused on identifying LIBOR-linked securities or other investments, including, but not limited to: derivatives contracts; floating-rate notes; municipal securities; and tranches of securitizations, including collateralized loan obligations. With respect to LIBOR-linked securities or other investments with maturities after the applicable LIBOR tenor cessation date, Federated Hermes has sought to proactively address transition-related questions with the issuers or lead arrangers of such securities and other investments, as applicable, including, for example, questions regarding transition events, benchmark replacement, and benchmark replacement adjustments. As necessary, Federated Hermes has sought to negotiate modifications to benchmark fallback language for such securities and other instruments to contemplate the permanent cessation of LIBOR. Federated Hermes will be continuing these efforts with respect to any remaining securities or other investments held by Federated Hermes’ products and strategies that continue to use a USD LIBOR tenor with a cessation date of June 30, 2023. For example, Federated Hermes has sent over 550 letters to issuers or lead arrangers setting forth its expectations regarding the transition from LIBOR. Federated Hermes also negotiated fall back language that provides for the use of an alternative reference rate or benchmark in its corporate credit facility and has an interest rate based on SOFR-plus a spread in its U.S.-registered Federated Hermes Funds’ credit facility. Federated Hermes continues to monitor the impact that the transition from LIBOR will have on Federated Hermes and Federated Hermes’ products and strategies, customers, and service providers.
Federated Hermes continues to monitor, analyze, and assess the potential impact of current and previous Regulatory Developments, both domestic and international, on its Financial Condition, as well as plan for and implement certain changes in response to such Regulatory Developments. Federated Hermes also continues to monitor, analyze, and assess the potential impact of the Pandemic, Russia’s invasion of Ukraine, and the impact of low and increasing interest rate environments on money market fund and other fund asset flows, and related asset mixes, as well as the degree to which these factors impact Federated Hermes’ institutional prime and municipal (or tax-exempt) money market business and Federated Hermes’ Financial Condition.
Federated Hermes has dedicated, and continues to dedicate, significant internal and external resources to monitor, analyze, assess, and address Regulatory Developments (including, without limitation, the potential for additional regulatory scrutiny of money market funds), its responses to the impact from the Pandemic and Regulatory Developments, and their effect on Federated Hermes’ Financial Condition. Additional internal and external resources have been, and will continue to be, devoted

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
to technology, legal, compliance, operations, and other efforts to address Regulatory Development-related matters. These efforts included, and will continue to include, having conversations internally, and with intermediaries, customers, service providers, counsel and other advisors regarding Regulatory Developments, and analyzing and/or affecting legislative, regulatory, product offering, development and structure adjustments, technology or information system development, reporting capabilities, business processes and other options, in an effort to comply, and/or to assist Federated Hermes’ intermediaries and other customers to comply, with new Regulatory Developments or minimize the potential impact of any adverse consequences stemming therefrom. As appropriate, Federated Hermes also participated, and will continue to participate, either individually or with industry groups, in the comment process for proposed Regulatory Developments. Federated Hermes continues to expend legal and compliance resources to examine disclosure proposals and final rules issued by the SEC and other regulators, to adopt, revise and/or implement policies and procedures, and to respond to examinations, inquiries and other matters involving its regulators, including the SEC, customers or other third parties. Federated Hermes also has devoted, and will continue to devote, resources to technology and system investment, business continuity, cybersecurity and information governance, and the development of other investment management and compliance tools, to enable Federated Hermes to, among other benefits, be in a better position to address Regulatory Developments. Federated Hermes has also expended, and will continue to expend, significant internal and external resources to engage with regulators on potential money market fund reforms, including through meetings with U.S. and global regulators and legislators, the ICI and other industry participants.
The Regulatory Developments discussed above, and related regulatory oversight, also impacted, and/or can impact, Federated Hermes’ intermediaries, other customers and service providers, their preferences, and their businesses. For example, these developments have caused, and/or can cause, certain product line-up, structure, pricing and product development changes, as well as money market, equity, fixed-income, alternative/private markets or multi-asset fund products to be less attractive to institutional and other investors, reductions in the number of Federated Hermes Funds offered by intermediaries, changes in the fees Federated Hermes, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan or other clients, changes in work arrangements and facility-related expenses, and reductions in AUM, revenues and operating profits. In addition, these developments have caused, and/or can cause, changes in asset flows, levels, and mix, as well as customer and service provider relationships.
Federated Hermes will continue to monitor regulatory actions in response to the Pandemic and other Regulatory Developments as necessary and can implement additional changes to its business and practices as it deems necessary or appropriate in response thereto.
As of June 30, 2022, given the regulatory environment, the continuing Pandemic and the possibility of future additional regulation or oversight, Federated Hermes is unable to fully assess the impact of Regulatory Developments, and Federated Hermes’ efforts related thereto, on its Financial Condition. Federated Hermes is also unable to fully assess at this time whether, or the degree to which, any continuing efforts or potential options being evaluated in connection with modified or new Regulatory Developments ultimately will be successful. Modified or new Regulatory Developments in the current regulatory environment, and Federated Hermes’ efforts in responding to them, could have a material and adverse effect on Federated Hermes’ Financial Condition.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Asset Highlights
Managed Assets at Period End

	June 30,		Percent Change
(in millions)	2022	2021
By Asset Class
Equity	$80,988	$100,506	(19)%
Fixed-Income	86,253	90,801	(5)
Alternative / Private Markets	21,785	20,962	4
Multi-Asset	3,135	3,699	(15)
Total Long-Term Assets	192,161	215,968	(11)
Money Market	439,697	429,804	2
Total Managed Assets	$631,858	$645,772	(2)%

By Product Type
Funds:
Equity	$44,207	$59,933	(26)%
Fixed-Income	48,215	58,486	(18)
Alternative / Private Markets	13,911	13,225	5
Multi-Asset	3,001	3,517	(15)
Total Long-Term Assets	109,334	135,161	(19)
Money Market	298,031	301,971	(1)
Total Fund Assets	407,365	437,132	(7)
Separate Accounts:
Equity	36,781	40,573	(9)
Fixed-Income	38,038	32,315	18
Alternative / Private Markets	7,874	7,737	2
Multi-Asset	134	182	(26)
Total Long-Term Assets	82,827	80,807	2
Money Market	141,666	127,833	11
Total Separate Account Assets	224,493	208,640	8
Total Managed Assets	$631,858	$645,772	(2)%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(in millions)	2022	2021		2022	2021
By Asset Class
Equity	$85,785	$99,165	(13)%	$88,910	$97,166	(8)%
Fixed-Income	88,740	88,405	0	92,108	87,671	5
Alternative / Private Markets	22,230	20,047	11	22,539	19,663	15
Multi-Asset	3,337	4,067	(18)	3,479	4,021	(13)
Total Long-Term Assets	200,092	211,684	(5)	207,036	208,521	(1)
Money Market	417,778	427,993	(2)	425,516	420,357	1
Total Average Managed Assets	$617,870	$639,677	(3)%	$632,552	$628,878	1%

By Product Type
Funds:
Equity	$47,504	$58,662	(19)%	$49,962	$57,747	(13)%
Fixed-Income	51,173	57,006	(10)	54,293	56,210	(3)
Alternative / Private Markets	14,297	12,703	13	14,521	12,471	16
Multi-Asset	3,193	3,880	(18)	3,326	3,832	(13)
Total Long-Term Assets	116,167	132,251	(12)	122,102	130,260	(6)
Money Market	275,631	301,990	(9)	283,394	295,197	(4)
Total Average Fund Assets	391,798	434,241	(10)	405,496	425,457	(5)
Separate Accounts:
Equity	38,281	40,503	(5)	38,948	39,419	(1)
Fixed-Income	37,567	31,399	20	37,815	31,461	20
Alternative / Private Markets	7,933	7,344	8	8,018	7,192	11
Multi-Asset	144	187	(23)	153	189	(19)
Total Long-Term Assets	83,925	79,433	6	84,934	78,261	9
Money Market	142,147	126,003	13	142,122	125,160	14
Total Average Separate Account Assets	226,072	205,436	10	227,056	203,421	12
Total Average Managed Assets	$617,870	$639,677	(3)%	$632,552	$628,878	1%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Equity Funds
Beginning Assets	$51,890	$56,767	$57,036	$54,312
Sales	3,669	3,454	7,629	9,103
Redemptions	(3,971)	(3,754)	(8,089)	(8,195)
Net Sales (Redemptions)	(302)	(300)	(460)	908
Net Exchanges	20	9	(154)	(363)
Impact of Foreign Exchange[1]	(678)	81	(968)	(180)
Market Gains and (Losses)[2]	(6,723)	3,376	(11,247)	5,256
Ending Assets	$44,207	$59,933	$44,207	$59,933

Equity Separate Accounts
Beginning Assets	$39,786	$39,403	$39,680	$37,476
Sales[3]	2,926	1,912	5,958	4,023
Redemptions[3]	(3,593)	(3,030)	(6,545)	(5,753)
Net Sales (Redemptions)[3]	(667)	(1,118)	(587)	(1,730)
Net Exchanges	0	(1)	0	403
Impact of Foreign Exchange[1]	(521)	90	(685)	(244)
Market Gains and (Losses)[2]	(1,817)	2,199	(1,627)	4,668
Ending Assets	$36,781	$40,573	$36,781	$40,573

Total Equity
Beginning Assets	$91,676	$96,170	$96,716	$91,788
Sales[3]	6,595	5,366	13,587	13,126
Redemptions[3]	(7,564)	(6,784)	(14,634)	(13,948)
Net Sales (Redemptions)[3]	(969)	(1,418)	(1,047)	(822)
Net Exchanges	20	8	(154)	40
Impact of Foreign Exchange[1]	(1,199)	171	(1,653)	(424)
Market Gains and (Losses)[2]	(8,540)	5,575	(12,874)	9,924
Ending Assets	$80,988	$100,506	$80,988	$100,506
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
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Fixed-Income Funds
Beginning Assets	$54,830	$55,581	$59,862	$53,557
Sales	4,326	8,216	9,755	17,451
Redemptions	(8,134)	(6,115)	(16,556)	(12,847)
Net Sales (Redemptions)	(3,808)	2,101	(6,801)	4,604
Net Exchanges	(52)	(9)	96	(53)
Impact of Foreign Exchange[1]	(169)	19	(248)	(19)
Market Gains and (Losses)[2]	(2,586)	794	(4,694)	397
Ending Assets	$48,215	$58,486	$48,215	$58,486

Fixed-Income Separate Accounts
Beginning Assets	$37,316	$30,883	$37,688	$30,720
Sales[3]	2,665	2,368	4,660	4,320
Redemptions[3]	(816)	(1,303)	(1,831)	(2,855)
Net Sales (Redemptions)[3]	1,849	1,065	2,829	1,465
Net Exchanges	1	2	(1)	2
Impact of Foreign Exchange[1]	(56)	6	(81)	(16)
Market Gains and (Losses)[2]	(1,072)	359	(2,397)	144
Ending Assets	$38,038	$32,315	$38,038	$32,315

Total Fixed-Income
Beginning Assets	$92,146	$86,464	$97,550	$84,277
Sales[3]	6,991	10,584	14,415	21,771
Redemptions[3]	(8,950)	(7,418)	(18,387)	(15,702)
Net Sales (Redemptions)[3]	(1,959)	3,166	(3,972)	6,069
Net Exchanges	(51)	(7)	95	(51)
Impact of Foreign Exchange[1]	(225)	25	(329)	(35)
Market Gains and (Losses)[2]	(3,658)	1,153	(7,091)	541
Ending Assets	$86,253	$90,801	$86,253	$90,801
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
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Alternative / Private Markets Funds
Beginning Assets	$14,847	$12,231	$14,788	$12,100
Sales	705	881	1,100	1,185
Redemptions	(749)	(528)	(1,185)	(989)
Net Sales (Redemptions)	(44)	353	(85)	196
Net Exchanges	4	(1)	4	(2)
Impact of Foreign Exchange[1]	(980)	38	(1,377)	120
Market Gains and (Losses)[2]	84	604	581	811
Ending Assets	$13,911	$13,225	$13,911	$13,225

Alternative / Private Markets Separate Accounts
Beginning Assets	$8,262	$7,070	$8,132	$6,984
Sales[3]	411	449	660	623
Redemptions[3]	(342)	(18)	(411)	(188)
Net Sales (Redemptions)[3]	69	431	249	435
Impact of Foreign Exchange[1]	(575)	16	(815)	73
Market Gains and (Losses)[2]	118	220	308	245
Ending Assets	$7,874	$7,737	$7,874	$7,737

Total Alternative / Private Markets
Beginning Assets	$23,109	$19,301	$22,920	$19,084
Sales[3]	1,116	1,330	1,760	1,808
Redemptions[3]	(1,091)	(546)	(1,596)	(1,177)
Net Sales (Redemptions)[3]	25	784	164	631
Net Exchanges	4	(1)	4	(2)
Impact of Foreign Exchange[1]	(1,555)	54	(2,192)	193
Market Gains and (Losses)[2]	202	824	889	1,056
Ending Assets	$21,785	$20,962	$21,785	$20,962
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
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Multi-Asset Funds
Beginning Assets	$3,401	$3,797	$3,608	$3,744
Sales	43	88	116	153
Redemptions	(139)	(539)	(267)	(680)
Net Sales (Redemptions)	(96)	(451)	(151)	(527)
Net Exchanges	1	13	6	18
Market Gains and (Losses)[1]	(305)	158	(462)	282
Ending Assets	$3,001	$3,517	$3,001	$3,517

Multi-Asset Separate Accounts
Beginning Assets	$154	$184	$172	$204
Sales[2]	0	0	1	2
Redemptions[2]	(4)	(5)	(8)	(34)
Net Sales (Redemptions)[2]	(4)	(5)	(7)	(32)
Net Exchanges	0	1	0	1
Impact of Foreign Exchange[3]	0	0	0	(1)
Market Gains and (Losses)[1]	(16)	2	(31)	10
Ending Assets	$134	$182	$134	$182

Total Multi-Asset
Beginning Assets	$3,555	$3,981	$3,780	$3,948
Sales[2]	43	88	117	155
Redemptions[2]	(143)	(544)	(275)	(714)
Net Sales (Redemptions)[2]	(100)	(456)	(158)	(559)
Net Exchanges	1	14	6	19
Impact of Foreign Exchange[3]	0	0	0	(1)
Market Gains and (Losses)[1]	(321)	160	(493)	292
Ending Assets	$3,135	$3,699	$3,135	$3,699
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
Changes in Total Long-Term Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Total Long-Term Fund Assets
Beginning Assets	$124,968	$128,376	$135,294	$123,713
Sales	8,743	12,639	18,600	27,892
Redemptions	(12,993)	(10,936)	(26,097)	(22,711)
Net Sales (Redemptions)	(4,250)	1,703	(7,497)	5,181
Net Exchanges	(27)	12	(48)	(400)
Impact of Foreign Exchange[1]	(1,827)	138	(2,593)	(79)
Market Gains and (Losses)[2]	(9,530)	4,932	(15,822)	6,746
Ending Assets	$109,334	$135,161	$109,334	$135,161

Total Long-Term Separate Accounts Assets
Beginning Assets	$85,518	$77,540	$85,672	$75,384
Sales[3]	6,002	4,729	11,279	8,968
Redemptions[3]	(4,755)	(4,356)	(8,795)	(8,830)
Net Sales (Redemptions)[3]	1,247	373	2,484	138
Net Exchanges	1	2	(1)	406
Impact of Foreign Exchange[1]	(1,152)	112	(1,581)	(188)
Market Gains and (Losses)[2]	(2,787)	2,780	(3,747)	5,067
Ending Assets	$82,827	$80,807	$82,827	$80,807

Total Long-Term Assets
Beginning Assets	$210,486	$205,916	$220,966	$199,097
Sales[3]	14,745	17,368	29,879	36,860
Redemptions[3]	(17,748)	(15,292)	(34,892)	(31,541)
Net Sales (Redemptions)[3]	(3,003)	2,076	(5,013)	5,319
Net Exchanges	(26)	14	(49)	6
Impact of Foreign Exchange[1]	(2,979)	250	(4,174)	(267)
Market Gains and (Losses)[2]	(12,317)	7,712	(19,569)	11,813
Ending Assets	$192,161	$215,968	$192,161	$215,968
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
Changes in Federated Hermes’ average asset mix period-over-period across both asset classes and product types have a direct impact on Federated Hermes’ operating income. Asset mix impacts Federated Hermes’ total revenue due to the difference in the fee rates earned on each asset class and product type per invested dollar and certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size of the customer relationship. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset class and product type for the periods presented:

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Six Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
By Asset Class
Money Market	67%	67%	34%	20%
Equity	14%	15%	40%	52%
Fixed-Income	15%	14%	16%	18%
Alternative / Private Markets	3%	3%	7%	7%
Multi-Asset	1%	1%	2%	2%
Other	—%	—%	1%	1%
By Product Type
Funds:
Money Market	45%	47%	30%	17%
Equity	8%	9%	31%	41%
Fixed-Income	9%	9%	13%	15%
Alternative / Private Markets	2%	2%	5%	5%
Multi-Asset	1%	1%	2%	2%
Separate Accounts:
Money Market	22%	20%	4%	3%
Equity	6%	6%	9%	11%
Fixed-Income	6%	5%	3%	3%
Alternative / Private Markets	1%	1%	2%	2%
Other	—%	—%	1%	1%
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
Total average managed assets decreased 3% and increased 1% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. As of June 30, 2022, total managed assets decreased 2% from June 30, 2021. Average money market assets decreased 2% and increased 1% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. Period-end money market assets increased 2% at June 30, 2022 as compared to June 30, 2021. Average equity assets decreased 13% and 8% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. Period-end equity assets decreased 19% at June 30, 2022 as compared to June 30, 2021 primarily due to market depreciation and net redemptions. Average fixed-income assets remained flat and increased 5% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. Period-end fixed-income assets decreased 5% at June 30, 2022 as compared to June 30, 2021 primarily due to market depreciation, partially offset by net sales. Average alternative/private market assets increased 11% and 15% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. Period-end alternative/private market assets increased 4% at June 30, 2022 as compared to June 30, 2021 primarily due to net sales and market appreciation, partially offset by the impact of foreign exchange.
Markets struggled through another tough quarter in the three months ended June 30, 2022 as the worst inflation in 40 years, a continuing Russia-Ukraine war that disrupted global supply chains and a FOMC that raised interest rates at its fastest pace in decades weighed on the economy and investor psyches. Despite a U.S. labor market that remained very tight, with job openings

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
running well above the available labor supply, consumer spending, housing, manufacturing and confidence measures slowed in the second quarter after an inventory-and-trade driven 1.6% decline in real GDP in the first quarter. For the second quarter 2022, stocks as measured by the broad S&P 500 returned -16.4%, adding to first-quarter 2022 losses and making for the worst first-half performance for the bellwether index in 52 years. The technology-laden Nasdaq fell even more, returning -22.4% for the second quarter 2022. Overseas markets also floundered, with the MSCI World ex USA and All Country World ex USA indexes returning a respective -15.5% and -14.6% over the period. It was a down period for most of the fixed-income market as well, with the Bloomberg US Aggregate Bond Index – a broad gauge of the high-quality bond market that includes U.S. Treasuries and investment-grade credit sector securities – returning -4.7% in the second quarter, adding to an even larger loss in the first quarter that made for the worst first-half performance since the index’s inception in the mid-1970s. Virtually every sector of the bond market was down as interest rates rose across the yield curve, though longer Treasury yields gave ground toward the end of the quarter on expectations the Federal Reserve will be successful in reining in inflation over the medium to long term. This pullback in yields in longer-maturity Treasuries caused some segments of the Treasury yield curve to invert.
Results of Operations
Revenue. Revenue increased $55.0 million for the three-month period ended June 30, 2022 as compared to the same period in 2021 primarily due to a decrease of $108.3 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact). This increase was partially offset by a decrease in equity and money market revenue of $36.1 million and $10.4 million, respectively, due to lower average assets and a decrease in fixed-income revenue of $4.8 million due to a change in the mix of average assets.
Revenue increased $38.6 million for the six-month period ended June 30, 2022 as compared to the same period in 2021 primarily due to a decrease of $115.6 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact). This increase was partially offset by (1) a decrease in equity revenue of $54.3 million due to lower average assets, (2) a decrease in money market revenue of $7.5 million due to a change in the mix of average assets and (3) a decrease of $7.0 million in carried interest primarily related to carried interest recorded in the first quarter of 2021 as a result of the initial consolidation of certain VIEs.
For the six-month period ended June 30, 2022 and 2021, Federated Hermes’ ratio of revenue to average managed assets was 0.22% and 0.21%, respectively. The increase in the rate was primarily due to the increase in revenue from lower Voluntary Yield-related Fee Waivers, partially offset by a decrease in revenue from lower average equity assets during the first six months of 2022 compared to the same period in 2021.
Operating Expenses. Total Operating Expenses for the three-month period ended June 30, 2022 increased $44.5 million as compared to the same period in 2021 primarily due to an increase of $46.1 million in Distribution expense primarily related to an increase of $62.0 million due to a decrease in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact), partially offset by a decrease due to lower average money market fund assets ($6.4 million) and equity fund assets ($4.6 million) and a decrease in competitive payments ($3.1 million).
Total Operating Expenses for the six-month period ended June 30, 2022 increased $41.6 million as compared to the same period in 2021. Distribution expense increased $50.3 million primarily related to an increase of $66.0 million due to a decrease in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact), partially offset by a decrease due to lower average equity fund assets ($7.0 million) and money market fund assets ($5.7 million). Compensation and Related expense decreased $14.3 million primarily due to (1) a decrease of $6.6 million related to the compensation expense recorded in the first quarter of 2021 as a result of the initial consolidation of certain VIEs and (2) a decrease of $6.3 million due to the decrease in the average GBP/USD exchange rate for the six-month period ended June 30, 2022 as compared to the same period in 2021.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net decreased $29.5 million for the three-month period ended June 30, 2022 as compared to the same period in 2021. The decrease is primarily due to a $27.1 million decrease in Gain (Loss) on Securities, net primarily due to a decrease in the market value of investments in the second quarter 2022 as compared to an increase in the market value of investments during the same period in 2021.
Nonoperating Income (Expenses), net decreased $43.1 million for the six-month period ended June 30, 2022 as compared to the same period in 2021. The decrease is primarily due to a $40.2 million decrease in Gain (Loss) on Securities, net primarily due to a decrease in the market value of investments in the first half 2022 as compared to an increase in the market value of investments during the same period in 2021.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Income Taxes. The income tax provision was $18.9 million for the three-month period ended June 30, 2022 as compared to $35.2 million for the same period in 2021. The decrease in the income tax provision was primarily due to a $14.5 million increase to deferred tax expense recorded in the second quarter 2021 associated with the change in the UK tax rate from 19% to 25% effective April 1, 2023. The effective tax rate was 27.1% for the three-month period ended June 30, 2022 as compared to 39.7% for the same period in 2021. The decrease in the effective tax rate was primarily due to the increase in deferred tax expense recorded in the second quarter 2021 associated with the UK tax rate increase.
The income tax provision was $36.5 million for the six-month period ended June 30, 2022 as compared to $60.2 million for the same period in 2021. The decrease in the income tax provision was primarily due to (1) a $14.5 million increase to deferred tax expense recorded in the second quarter 2021 associated with the change in the UK tax rate from 19% to 25% effective April 1, 2023 and (2) lower income before income taxes ($9.4 million). The effective tax rate was 25.7% for the six-month period ended June 30, 2022 as compared to 32.0% for the same period in 2021. The decrease in the effective tax rate was primarily due to the increase in deferred tax expense recorded in the second quarter 2021 associated with the UK tax rate increase.
Net Income Attributable to Federated Hermes, Inc. Net income increased $1.8 million for the three-month period ended June 30, 2022 as compared to the same period in 2021, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended June 30, 2022 increased $0.08 as compared to the same period in 2021 primarily due to a decrease in shares outstanding resulting from share repurchases ($0.06) and increased net income ($0.02).
Net income decreased $16.8 million for the six-month period ended June 30, 2022 as compared to the same period in 2021, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the six-month period ended June 30, 2022 decreased $0.07 as compared to the same period in 2021 primarily due to decreased net income ($0.17), partially offset by a decrease in shares outstanding resulting from share repurchases ($0.10).
Liquidity and Capital Resources
Liquid Assets. At June 30, 2022, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $469.5 million as compared to $492.7 million at December 31, 2021. The change in liquid assets is discussed below.
At June 30, 2022, Federated Hermes’ liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), Russia, China and certain other countries subject to economic sanctions. Federated Hermes’ experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $196 million in AUM) that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes’ credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $79.5 million for the six months ended June 30, 2022 as compared to $55.0 million for the same period in 2021. The increase in cash provided was primarily due to (1) an increase in cash received related to the $38.6 million increase in revenue previously discussed, (2) a net decrease of $21.2 million in cash paid for trading securities for the six months ended June 30, 2022 as compared to the same period in 2021, (3) a decrease of $9.6 million in cash paid for incentive compensation for the six months ended June 30, 2022 as compared to the same period in 2021 and (4) a decrease of $8.5 million in cash paid for taxes for the six months ended June 30, 2022 as compared to the same period in 2021. These increases in cash were partially offset by an increase in cash paid related to the $50.3 million increase in Distribution expense previously discussed.
Cash Provided by Investing Activities. During the six-month period ended June 30, 2022, net cash provided by investing activities was $0.1 million, which represented $8.1 million in cash received from redemptions of Investments—Affiliates and Other, partially offset by $5.1 million paid for purchases of Investments—Affiliates and Other and $2.9 million paid for property and equipment.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Cash Used by Financing Activities. During the six-month period ended June 30, 2022, net cash used by financing activities was $47.0 million due primarily to (1) $311.7 million of debt payments, (2) $204.6 million of treasury stock purchases and (3) $49.7 million or $0.54 per share of dividends to holders of its common shares. These decreases in cash were partially offset by (1) $488.3 million of new borrowings, including amounts borrowed from Federated Hermes’ revolving credit facility and $350.0 million in Notes and (2) $45.7 million of contributions from noncontrolling interests in subsidiaries.
Long-term Debt. On March 17, 2022, pursuant to a Note Purchase Agreement, Federated Hermes issued unsecured senior notes in the aggregate amount of $350.0 million at a fixed interest rate of 3.29% per annum, payable semiannually in arrears on the 17th day of March and September in each year of the agreement. The entire principal amount of the Notes will become due March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of June 30, 2022, the outstanding balance of Federated Hermes’ Notes Payable was $347.4 million, net of unamortized issuance cost in the amount of $2.6 million, and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were or will be used to supplement its cash flow from operations, to fund share repurchases and potential acquisitions, to pay down part of Federated Hermes’ debt under the Credit Agreement and for other general corporate purposes. See Note (11) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
As of June 30, 2022, Federated Hermes’ Credit Agreement consists of a $350.0 million revolving credit facility with an additional $200.0 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of June 30, 2022, Federated Hermes has $300.0 million available to borrow under the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information on the Credit Agreement.
Both the Note Purchase Agreement and Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the six months ended June 30, 2022. An interest coverage ratio of at least 4 to 1 is required and, as of June 30, 2022, Federated Hermes’ interest coverage ratio was 88 to 1. A leverage ratio of no more than 3.0 to 1 is required and, as of June 30, 2022, Federated Hermes’ leverage ratio was 0.89 to 1.
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
Future Cash Needs. Management expects that principal uses of cash will include funding business acquisitions and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, repaying debt obligations, paying taxes, purchasing company stock, developing and seeding new products and strategies, modifying existing products, strategies and relationships, and funding property and equipment (including technology). Any number of factors may cause Federated Hermes’ future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees may continue to increase.
On July 28, 2022, Federated Hermes’ board of directors declared a $0.27 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of August 8, 2022 to be paid on August 15, 2022.
After evaluating Federated Hermes’ projected liquid assets, expected continuing cash flow from operations, cash available from the Note Purchase Agreement, its borrowing capacity under the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet both its short-term and reasonably foreseeable long-term cash needs.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Financial Position
The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Investments—Consolidated Investment Companies at June 30, 2022 decreased $2.7 million from December 31, 2021 primarily due to a decrease of (1) $12.4 million related to the deconsolidation of a VRE and (2) $19.3 million net depreciation on existing consolidated funds during the second quarter 2022. These decreases were partially offset by an increase of $29.0 million in net purchases in existing consolidated funds during the first half of 2022.
Investments—Affiliates and Other at June 30, 2022 decreased $9.6 million from December 31, 2021 primarily due to (1) $14.5 million in net depreciation, (2) $3.0 million in net redemptions and (3) a decrease of $2.1 million due to foreign exchange rate fluctuations on existing investments. These decreases were partially offset by an increase of $10.1 million related to the deconsolidation of a VRE in the first half of 2022 which reclassified Federated Hermes’ investment into Investments—Affiliates and Other.
Accrued Compensation and Benefits at June 30, 2022 decreased $68.3 million from December 31, 2021 primarily due to the 2021 accrued annual incentive compensation being paid in the first quarter 2022 ($123.4 million), partially offset by 2022 incentive compensation accruals recorded at June 30, 2022 ($52.8 million).
Legal Proceedings
Federated Hermes has claims asserted against it from time to time. See Note (17) to the Consolidated Financial Statements for additional information.
Critical Accounting Policies
Federated Hermes’ Consolidated Financial Statements have been prepared in accordance with GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management continually evaluates the accounting policies and estimates it uses to prepare the Consolidated Financial Statements. In general, management’s estimates are based on historical experience, information from third-party professionals and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from those estimates made by management and those differences may be material.
Of the significant accounting policies described in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021, management believes that indefinite-lived intangible assets included in its Goodwill and Intangible Assets policy involves a higher degree of judgment and complexity. See Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section Critical Accounting Policies for a complete discussion of this policy.
The uncertainty caused by the Pandemic resulted in management determining that an indicator of potential impairment existed beginning in the first quarter 2020 for certain indefinite-lived intangible assets totaling £150.3 million ($183.0 million as of June 30, 2022) acquired in connection with the 2018 FHL Acquisition. A discounted cash flow analysis resulted in no impairment as of each quarter end since the first quarter of 2020 as the estimated fair value of these intangible assets exceeded the carrying value. An additional discounted cash flow analysis prepared as of June 30, 2022, utilizing refined margin assumptions, resulted in the estimated fair value exceeding the carrying value by less than 20%. The key assumptions in the discounted cash flow analysis include revenue growth rates, pre-tax profit margins and the discount rate applied to the projected cash flows. The risk of future impairment increases with a decrease in projected cash flows and/or an increase in the discount rate. As of June 30, 2022, assuming all other assumptions remain static, an increase or decrease of 10% in projected revenue growth rates would result in a corresponding change to estimated fair value of approximately 6%. An increase or decrease of 10% in pre-tax profit margins would result in a corresponding change to estimated fair value of approximately 12%. An increase or decrease in the discount rate of 25 basis points would result in an inverse change to estimated fair value of approximately 2%. Further reductions to the AUM, revenues and earnings associated with these intangible assets may result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which may result in an impairment. For additional information on risks related to the Pandemic, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2022, there were no material changes to Federated Hermes’ exposures to market risk that would require an update to the disclosures provided in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021.
Part I, Item 4. Controls and Procedures
(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes’ President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated Hermes’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated Hermes’ disclosure controls and procedures were effective at June 30, 2022.
(b)There has been no change in Federated Hermes’ internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, Federated Hermes’ internal control over financial reporting.
Part II, Item 1. Legal Proceedings
Information regarding this Item is contained in Note (17) to the Consolidated Financial Statements.
Part II, Item 1A. Risk Factors
As discussed in Item 1A – Risk Factors – General Risk Factors – Economic and Market Risks – Potential Adverse Effects of a Decline or Disruption in the Economy or Markets in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021, geopolitical tensions or military escalation or other instability in certain countries or regions, and technology-related interruptions or cyber-attacks, can cause or contribute to volatility, illiquidity, economic or market downturns, loss of value, market and supply-chain disruptions or other conditions and have potentially adverse effects. See also Item 1A – Risk Factors – General Risk Factors – Other General Risks – Potential Adverse Effects of Unpredictable Events or Consequences (including the Pandemic) in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021. Russia’s February 24, 2022, invasion of Ukraine has led to sanctions being imposed against Russia, certain Russian nationals, and Belarus. Based on the Russian government’s aggression in Ukraine, many countries around the world - including the U.S., UK, Canada, Germany, and France - reduced Russia’s access to the world’s financial system through sanctions ranging from freezing assets to removing Russian banks from the SWIFT global transactions banking network, among others. Sanctions can result, among other effects, in the devaluation of Russian currency, downgrades in the country’s credit rating, and/or a decline in the value and liquidity of Russian securities, property or interests. These sanctions can also result in the freeze of Russian securities and/or funds invested in prohibited assets, impairing the ability to buy, sell, receive or deliver those securities and/or assets. These sanctions or the threat of additional sanctions could also result in Russia taking counter measures or retaliatory actions, which may further impair the value and liquidity of Russian securities. For example, the Russian invasion of Ukraine has increased, or created the possibility of increased, cybersecurity attacks. Economic sanctions and other actions against Russian institutions, companies, and individuals resulting from the ongoing conflict can also have a substantial negative impact on other economies and securities markets both regionally and globally, as well as on companies with operations in the conflict region. Any further sanctions, actions or escalation of cyber-attacks can exacerbate these risks. The impact of these geopolitical tensions and escalation, and resulting sanctions, actions, and escalation of cyber-attacks, is uncertain and can vary, including in material ways. Federated Hermes’ will continue to monitor developments regarding these geopolitical tensions and military escalation, and the resulting sanctions, actions, and escalation of cyber activity, and assess their impact on Federated Hermes’ Financial Condition.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) not applicable.
(b) not applicable.
(c) The following table summarizes stock repurchases under Federated Hermes’ share repurchase program during the second quarter 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April[2]	497,691	$31.70	490,000	2,542,000
May	2,125,000	30.82	2,125,000	417,000
June	255,000	32.45	255,000	5,162,000
Total	2,877,691	$31.12	2,870,000	5,162,000
1    In December 2021, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 7.5 million shares of Class B common stock. In June 2022, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other programs existed as of June 30, 2022. See Note (13) to the Consolidated Financial Statements for additional information on these programs.
2    In April 2022, 7,691 shares of Class B common stock with a weighted-average price of $1.93 per share were repurchased as employees forfeited restricted stock.

Part II, Item 6. Exhibits
The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:
Exhibit 10.1 – Asset Purchase Agreement among Federated Hermes, Inc., C.W. Henderson & Associates, Inc. and the owners dated as of July 15, 2022 (filed herewith) *
Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
Exhibit 31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
Exhibit 32 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
Exhibit 101.INS – Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Federated Hermes, Inc.
(Registrant)

Date	August 2, 2022	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	August 2, 2022	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer