Form 10-Q
period 2022-09-30
FEDERATED HERMES, INC.
filed 2022-11-01
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 21, 2022, the Registrant had outstanding 9,000 shares of Class A common stock and 88,986,067 shares of Class B common stock.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that could cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “forecast,” “project,” “predict,” “trend,” “approximate,” “potential,” “opportunity,” “believe,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “projection,” “plan,” “assume,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “can,” “may,” and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management’s assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: the pandemic and its impact; Russia’s invasion of Ukraine and its impact; asset flows, levels, values and mix and their impact; the possibility of impairments; business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; rates of inflation; fee rates and recognition; sources, levels and recognition of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances and the degree to which Fee Waivers will be implemented; the impact of market volatility, liquidity, and other market conditions; whether and when revenue or expense is recognized; whether and when capital contributions could be made; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the impact of acquisitions on Federated Hermes’ growth; the timing and amount of acquisition-related payment obligations; payment obligations pursuant to employment or incentive arrangements; vesting rights and requirements; business and market expansion opportunities, including acceleration of global growth; interest and principal payments or expenses; taxes, tax rates and the impact of tax law changes; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes’ product and market performance and Federated Hermes’ performance indicators; investor preferences; product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; legal proceedings; regulatory matters, including the pace, timing, impact, effects and other consequences of the current regulatory environment; the attractiveness and resiliency of money market funds; dedication of resources; accounting-related determinations; compliance, and related legal, compliance and other professional services expenses; and interest rate, concentration, market, currency and other risks and their impact. Any forward-looking statement is inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond Federated Hermes’ control. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes’ business and results, including by changing Federated Hermes’ asset flows, levels, and mix, and business mix, which could cause a decline in revenues and net income, result in impairments and change the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue growth levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements can be based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes’ success in developing, structuring and distributing its products and strategies, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated Hermes’ products to intermediary customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes’ risks and uncertainties also include liquidity and credit risks in Federated Hermes’ money market funds and revenue risk, which will be affected by yield levels in money market fund products, Fee Waivers, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such products. Many of these factors could be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that could impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A - Risk Factors.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and Cash Equivalents	$304,520	$233,327
Investments—Consolidated Investment Companies	107,277	105,542
Investments—Affiliates and Other	69,399	87,805
Receivables, net of reserve of $21 and $21, respectively	48,586	65,317
Receivables—Affiliates	33,000	30,956
Prepaid Expenses	26,112	29,322
Other Current Assets	41,389	7,178
Total Current Assets	630,283	559,447
Long-Term Assets
Goodwill	774,570	798,871
Intangible Assets, net of accumulated amortization of $40,949 and $39,618, respectively	406,813	471,209
Property and Equipment, net of accumulated depreciation of $114,535 and $113,624, respectively	37,928	46,965
Right-of-Use Assets, net	93,271	108,306
Other Long-Term Assets	29,705	33,389
Total Long-Term Assets	1,342,287	1,458,740
Total Assets	$1,972,570	$2,018,187
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$72,037	$64,019
Accrued Compensation and Benefits	118,143	162,203
Lease Liabilities	17,839	17,447
Other Current Liabilities	30,910	27,038
Total Current Liabilities	238,929	270,707
Long-Term Liabilities
Long-Term Debt	397,514	223,350
Long-Term Deferred Tax Liability, net	188,884	205,206
Long-Term Lease Liabilities	88,402	105,270
Other Long-Term Liabilities	32,826	36,435
Total Long-Term Liabilities	707,626	570,261
Total Liabilities	946,555	840,968
Commitments and Contingencies (Note (17))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	54,586	63,202
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders’ Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 99,505,456 and 109,505,456 Shares Issued, respectively	433,842	448,929
Retained Earnings	1,002,201	1,187,001
Treasury Stock, at Cost, 10,519,389 and 16,094,488 Shares Class B Common Stock, respectively	(377,387)	(538,464)
Accumulated Other Comprehensive Income (Loss), net of tax	(87,416)	16,362
Total Permanent Equity	971,429	1,114,017
Total Liabilities, Temporary Equity and Permanent Equity	$1,972,570	$2,018,187
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Investment Advisory Fees, net—Affiliates	$206,394	$163,806	$574,081	$496,747
Investment Advisory Fees, net—Other	57,250	66,404	180,600	195,441
Administrative Service Fees, net—Affiliates	75,021	76,853	218,710	228,904
Other Service Fees, net—Affiliates	38,265	15,377	85,120	46,439
Other Service Fees, net—Other	4,213	4,149	13,404	11,271
Total Revenue	381,143	326,589	1,071,915	978,802
Operating Expenses
Compensation and Related	126,668	131,996	388,719	408,385
Distribution	91,032	38,486	223,837	120,990
Systems and Communications	19,294	18,537	57,234	56,086
Professional Service Fees	14,203	14,294	41,647	44,052
Office and Occupancy	10,622	11,036	32,457	33,358
Advertising and Promotional	6,496	4,660	13,965	12,107
Travel and Related	3,421	1,643	8,543	2,838
Other	12,627	7,535	32,466	23,297
Total Operating Expenses	284,363	228,187	798,868	701,113
Operating Income	96,780	98,402	273,047	277,689
Nonoperating Income (Expenses)
Investment Income, net	2,599	686	5,270	2,466
Gain (Loss) on Securities, net	(6,825)	(644)	(39,406)	6,980
Debt Expense	(3,302)	(476)	(7,873)	(1,313)
Other, net	(38)	(1,319)	31	(1,158)
Total Nonoperating Income (Expenses), net	(7,566)	(1,753)	(41,978)	6,975
Income Before Income Taxes	89,214	96,649	231,069	284,664
Income Tax Provision	21,640	23,163	58,140	83,353
Net Income Including the Noncontrolling Interests in Subsidiaries	67,574	73,486	172,929	201,311
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	(1,905)	2,124	(10,070)	(419)
Net Income	$69,479	$71,362	$182,999	$201,730
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic	$0.78	$0.73	$2.02	$2.05
Earnings Per Common Share—Diluted	$0.78	$0.73	$2.02	$2.04
Cash Dividends Per Share	$0.27	$0.27	$0.81	$0.81
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income Including the Noncontrolling Interests in Subsidiaries	$67,574	$73,486	$172,929	$201,311

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	(43,760)	(7,248)	(103,778)	(2,195)
Temporary Equity
Foreign Currency Translation Gain (Loss)	(1,713)	(9,953)	(3,238)	(7,655)
Other Comprehensive Income (Loss), net of tax	(45,473)	(17,201)	(107,016)	(9,850)
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	22,101	56,285	65,913	191,461
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests in Subsidiaries	(3,618)	(7,829)	(13,308)	(8,074)
Comprehensive Income Attributable to Federated Hermes, Inc.	$25,719	$64,114	$79,221	$199,535
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2021	$449,118	$0	$1,187,001	$(538,464)	$16,362	$1,114,017	$63,202
Net Income (Loss)	0	0	55,863	0	0	55,863	(1,266)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(17,134)	(17,134)	(457)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	30,340
Consolidation (Deconsolidation)	0	0	0	0	0	0	(16,034)
Stock Award Activity	9,288	0	(12,116)	12,147	0	9,319	707
Dividends Declared	0	0	(24,952)	0	0	(24,952)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(4,339)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	(14,221)	0	0	(14,221)	14,221
Acquisition of Additional Equity of FHL	0	3,518	0	34,048	0	37,566	(37,805)
Purchase of Treasury Stock	0	0	0	(102,537)	0	(102,537)	0
Balance at March 31, 2022	$458,406	$3,518	$1,191,575	$(594,806)	$(772)	$1,057,921	$48,569
Net Income (Loss)	0	0	57,657	0	0	57,657	(6,899)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(42,884)	(42,884)	(1,068)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	15,314
Stock Award Activity	9,430	(46)	0	62	0	9,446	0
Dividends Declared	0	0	(24,705)	0	0	(24,705)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(1,185)
Purchase of Treasury Stock	0	0	0	(89,542)	0	(89,542)	0
Balance at June 30, 2022	$467,836	$3,472	$1,224,527	$(684,286)	$(43,656)	$967,893	$54,731
Net Income (Loss)	0	0	69,479	0	0	69,479	(1,905)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(43,760)	(43,760)	(1,713)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	4,494
Consolidation (Deconsolidation)	0	0	0	0	0	0	15,599
Stock Award Activity	8,895	0	0	0	0	8,895	0
Dividends Declared	0	0	(24,141)	0	0	(24,141)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0		0	0	0	(16,620)
Retirement of Treasury Stock	(42,700)	(3,472)	(267,664)	313,836	0	0	0
Purchase of Treasury Stock	0	0	0	(6,937)	0	(6,937)	0
Balance at September 30, 2022	$434,031	$0	$1,002,201	$(377,387)	$(87,416)	$971,429	$54,586

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2020	$418,858	$0	$1,027,699	$(324,731)	$15,171	$1,136,997	$236,987
Net Income (Loss)	0	0	74,484	0	0	74,484	(138)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	3,558	3,558	1,430
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	25,762
Consolidation (Deconsolidation)	0	0	0	0	0	0	(16,237)
Stock Award Activity	9,216	0	(15,234)	15,249	0	9,231	2,481
Dividends Declared	0	0	(26,788)	0	0	(26,788)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(1,898)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	2,670	0	0	2,670	(2,670)
Purchase of Treasury Stock	0	0	0	(45,030)	0	(45,030)	0
Balance at March 31, 2021	$428,074	$0	$1,062,831	$(354,512)	$18,729	$1,155,122	$245,717
Net Income (Loss)	0	0	55,884	0	0	55,884	(2,405)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	1,495	1,495	868
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	899,962
Consolidation (Deconsolidation)	0	0	0	0	0	0	(894,175)
Stock Award Activity	7,760	0	(189)	205	0	7,776	2,518
Dividends Declared	0	0	(26,550)	0	0	(26,550)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(1,016)
Purchase of Treasury Stock	0	0	0	(31,797)	0	(31,797)	0
Balance at June 30, 2021	$435,834	$0	$1,091,976	$(386,104)	$20,224	$1,161,930	$251,469
Net Income (Loss)	0	0	71,362	0	0	71,362	2,124
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(7,248)	(7,248)	(9,953)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	66,903
Consolidation (Deconsolidation)	0	0	0	0	0	0	(74,836)
Stock Award Activity	6,279	30	0	0	0	6,309	2,557
Dividends Declared	0	0	(26,301)	0	0	(26,301)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(1,178)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	16,502	0	0	16,502	(16,502)
Acquisition of Additional Equity of FHL	0	0	0	0	0	0	(165,112)
Purchase of Treasury Stock	0	0	0	(17,703)	0	(17,703)	0
Balance at September 30, 2021	$442,113	$30	$1,153,539	$(403,807)	$12,976	$1,204,851	$55,472
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2022	2021
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$172,929	$201,311
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Depreciation and Amortization	21,197	22,639
Share-Based Compensation Expense	27,619	23,283
Subsidiary Share-Based Compensation Expense	707	7,556
(Gain) Loss on Disposal of Assets	3,986	(6,975)
Provision (Benefit) for Deferred Income Taxes	(6,969)	19,495
Consolidation/(Deconsolidation) of Other Entities	(20)	10,379
Net Unrealized (Gain) Loss on Investments	35,425	27
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(26,216)	(129,647)
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	4,537	3,914
(Increase) Decrease in Prepaid Expenses and Other Assets	(23,734)	3,887
Increase (Decrease) in Accounts Payable and Accrued Expenses	(22,984)	(36,769)
Increase (Decrease) in Other Liabilities	5,058	(18,144)
Net Cash Provided (Used) by Operating Activities	191,535	100,956
Investing Activities
Purchases of Investments—Affiliates and Other	(18,606)	(7,221)
Cash Paid for Business Acquisitions, Net of Cash Acquired	0	(5,324)
Proceeds from Redemptions of Investments—Affiliates and Other	21,389	33,291
Cash Paid for Property and Equipment	(4,094)	(7,753)
Net Cash Provided (Used) by Investing Activities	(1,311)	12,993
Financing Activities
Dividends Paid	(73,804)	(79,668)
Purchases of Treasury Stock	(211,216)	(92,426)
Distributions to Noncontrolling Interests in Subsidiaries	(22,144)	(4,092)
Contributions from Noncontrolling Interests in Subsidiaries	50,148	101,297
Payments to Acquire Additional Equity in FHL	0	(163,696)
Cash paid for Business Acquisitions	(7,053)	(2,008)
Proceeds from New Borrowings	488,300	82,150
Payments on Debt	(311,650)	(55,000)
Other Financing Activities	(2,571)	60
Net Cash Provided (Used) by Financing Activities	(89,990)	(213,383)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(29,980)	(2,758)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	70,254	(102,192)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	238,052	308,635
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	308,306	206,443
Less: Restricted Cash Recorded in Other Current Assets	3,516	4,449
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	270	302
Cash and Cash Equivalents	$304,520	$201,692
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
(3) Business Combination and Equity Acquisition
Effective October 1, 2022, Federated Hermes completed the acquisition of substantially all of the assets of C.W. Henderson and Associates, Inc. (CWH), a Chicago-based registered investment advisor specializing in the management of tax-exempt municipal securities (CWH Acquisition). This acquisition will enhance Federated Hermes’ existing separately managed accounts business. An initial closing purchase price of $28.0 million was paid on September 30, 2022 and was recorded in Other Current Assets on the Consolidated Balance Sheets. The purchase agreement provides for a series of contingent purchase price payments, which can total as much as $17.6 million in the aggregate and can become payable annually over the next five years based on certain levels of net revenue growth. Due to the timing of the CWH Acquisition, the information necessary to complete the preliminary purchase price allocation is not yet available. Federated Hermes expects to disclose the preliminary purchase price allocation in its Annual Report on Form 10-K for the year ended December 31, 2022.
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

Notes to the Consolidated Financial Statements
(unaudited)
(4) Revenue from Contracts with Customers
The following table presents Federated Hermes’ revenue disaggregated by asset class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Equity	$127,183	$172,349	$406,642	$510,302
Money market	170,542	55,726	402,639	185,704
Fixed-income	49,197	60,622	159,025	175,115
Other[1]	34,221	37,892	103,609	107,681
Total Revenue	$381,143	$326,589	$1,071,915	$978,802
1    Primarily includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), multi-asset and stewardship services revenue.
The following table presents Federated Hermes’ revenue disaggregated by performance obligation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Asset Management[1]	$263,644	$230,210	$754,681	$692,188
Administrative Services	75,021	76,853	218,710	228,904
Distribution[2]	36,026	12,460	78,285	37,679
Other[3]	6,452	7,066	20,239	20,031
Total Revenue	$381,143	$326,589	$1,071,915	$978,802
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
3    Primarily includes shareholder service fees and stewardship services revenue.
The following table presents Federated Hermes’ revenue disaggregated by geographical market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Domestic	$311,254	$237,543	$849,570	$718,316
Foreign[1]	69,889	89,046	222,345	260,486
Total Revenue	$381,143	$326,589	$1,071,915	$978,802
1    This represents revenue earned by non-U.S. domiciled subsidiaries.
The following table presents Federated Hermes’ revenue disaggregated by product type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Federated Hermes Funds	$319,680	$256,036	$877,910	$772,090
Separate Accounts	57,250	66,404	180,600	195,441
Other[1]	4,213	4,149	13,405	11,271
Total Revenue	$381,143	$326,589	$1,071,915	$978,802
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

Notes to the Consolidated Financial Statements
(unaudited)
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at September 30, 2022. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to 12 months. Based on existing contracts and the applicable foreign exchange rates as of September 30, 2022, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2022	$3,176
2023	6,778
2024	2,878
2025 and Thereafter	1,086
Total Remaining Unsatisfied Performance Obligations	$13,918
(5) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes’ significant revenue concentration by asset class:

	Nine Months Ended
	September 30,
	2022	2021
Equity Assets	38%	52%
Money Market Assets	37%	19%
Fixed-Income Assets	15%	18%
The change in the relative proportion of Federated Hermes’ revenue attributable to money market assets for the nine months ended September 30, 2022 as compared to the same period in 2021, was primarily the result of an increase in money market revenue due to a decrease in fee waivers in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers). See section below entitled Low Short-Term Interest Rates.
The change in the relative proportion of Federated Hermes’ revenue attributable to equity and fixed-income assets for the nine months ended September 30, 2022 as compared to the same period in 2021, was primarily the result of increased money market revenue due to the decrease in Voluntary Yield-related Fee Waivers and decreased equity and fixed-income revenue from lower average equity assets and fixed-income asset mix in 2022.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the outbreak of a novel coronavirus (the Pandemic), the Federal Open Market Committee of the Federal Reserve Board (FOMC) decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds was not sufficient to cover all of the fund’s operating expenses. Beginning in the first quarter 2020, Federated Hermes began to implement Voluntary Yield-related Fee Waivers. These Voluntary Yield-related Fee Waivers have been partially offset by related reductions in distribution expense as a result of Federated Hermes’ mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. In response to global economic activity and elevated inflation levels, the FOMC has raised the federal funds target rate multiple times in 2022. The range is currently 3.00% - 3.25% as of the September 2022 FOMC meeting. These rate increases have eliminated the net negative pre-tax impact of the Voluntary Yield-related Fee Waivers.
There were no material Voluntary Yield-related Fee Waivers during the quarter ended September 30, 2022. During the nine months ended September 30, 2022, Voluntary Yield-related Fee Waivers totaled $85.3 million. These fee waivers were partially offset by related reductions in distribution expenses of $66.5 million, such that the net negative pre-tax impact to Federated Hermes was $18.8 million for the nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, Voluntary Yield-related Fee Waivers totaled $109.2 million and $310.2 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $72.3 million and $204.9 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $36.9 million and $105.3 million for the three and nine months ended September 30, 2021, respectively.

Notes to the Consolidated Financial Statements
(unaudited)
(b) Revenue Concentration by Investment Fund Strategy
The following table presents Federated Hermes’ revenue concentration by investment fund strategy:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Federated Hermes Government Obligations Fund	14%	5%	11%	5%
Federated Hermes Kaufmann Fund and Federated Hermes Kaufmann Fund II	6%	12%	7%	11%
A significant and prolonged decline in the AUM in these funds could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds.
(c) Revenue Concentration by Intermediary
Approximately 14% and 11% of Federated Hermes’ total revenue for the three- and nine-month periods ended September 30, 2022, respectively, and 3% for both the three- and nine-month periods ended September 30, 2021 was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. The increase in 2022 was primarily due to the decrease in Voluntary Yield-related Fee Waivers. An increase in Voluntary Yield-related Fee Waivers or a negative change in Federated Hermes’ relationship with this intermediary may have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
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
In the ordinary course of business, Federated Hermes may implement fee waivers, rebates or expense reimbursements for various Federated Hermes Funds for competitive reasons (such as Voluntary Yield-related Fee Waivers or to maintain certain fund expense ratios/yields), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three and nine months ended September 30, 2022, Fee Waivers totaled $118.2 million and $444.7 million, respectively, of which $89.1 million and $351.0 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. For the three and nine months ended September 30, 2021, Fee Waivers totaled $233.9 million and $680.0 million, respectively, of which $197.2 million and $573.5 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business may make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of money market Federated Hermes Funds. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund’s net asset value (NAV), increase the market-based NAV per share of the fund’s portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the nine months ended September 30, 2022 and no material contributions for the nine months ended September 30, 2021.

Notes to the Consolidated Financial Statements
(unaudited)
In accordance with Federated Hermes’ consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of September 30, 2022 and December 31, 2021.
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
(b) Consolidated Variable Interest Entities
As of the periods ended September 30, 2022 and December 31, 2021, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes’ net interest in the consolidated VIEs for each period presented:

(in millions)	September 30, 2022	December 31, 2021
Cash and Cash Equivalents	$7.1	$3.0
Investments—Consolidated Investment Companies	45.9	35.9
Other Current Assets	0.5	0.1
Other Long-Term Assets	12.5	13.8
Less: Other Current Liabilities	4.8	1.4
Less: Redeemable Noncontrolling Interests in Subsidiaries	46.0	33.3
Federated Hermes’ Net Interest in VIEs	$15.2	$18.1
Federated Hermes’ net interest in the consolidated VIEs represents the value of Federated Hermes’ economic ownership interest in that VIE. During the nine months ended September 30, 2022, there was one new consolidation of a VIE when Federated Hermes’ ownership increased due to redemptions from third-party investors. There was no material impact to the Consolidated Statements of Income as a result of this consolidation. There were no new deconsolidations of VIEs during the nine months ended September 30, 2022.
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
At September 30, 2022 and December 31, 2021, Federated Hermes’ maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $82.4 million and $170.6 million, respectively, (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $6.9 billion and $8.0 billion at September 30, 2022 and December 31, 2021, respectively. Of the Receivables—Affiliates at September 30, 2022 and December 31, 2021, $1.0 million and $0.7 million, respectively, related to non-consolidated VIEs and represented Federated Hermes’ maximum risk of loss from non-consolidated VIE receivables.
(7) Investments
At September 30, 2022 and December 31, 2021, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $60.6 million and $77.6 million, respectively, primarily in mutual funds which predominantly invest in equity securities, and held investments in Separate Accounts of $8.8 million and $10.2 million at September 30, 2022 and December 31, 2021, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes’ investments held in Separate Accounts as of September 30, 2022 and December 31, 2021 were primarily composed of domestic debt securities ($4.5 million and $5.2 million, respectively) and stocks of large domestic and foreign companies ($3.1 million and $3.4 million, respectively).

Notes to the Consolidated Financial Statements
(unaudited)
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (6)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes’ Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of September 30, 2022 and December 31, 2021 were primarily composed of domestic and foreign debt securities ($55.8 million and $65.2 million, respectively), stocks of large domestic and foreign companies ($47.2 million and $28.5 million, respectively) and stocks of small and mid-sized domestic and foreign companies ($3.0 million and $7.4 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes’ investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$1,137	$(391)	$(16,446)	$(1,197)
Net Realized Gains (Losses)[1]	(4,568)	184	(6,047)	1,786
Net Gains (Losses) on Investments—Consolidated Investment Companies	(3,431)	(207)	(22,493)	589
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	(3,248)	(2,077)	(18,979)	1,170
Net Realized Gains (Losses)[1]	(146)	1,640	2,066	5,221
Net Gains (Losses) on Investments—Affiliates and Other	(3,394)	(437)	(16,913)	6,391
Gain (Loss) on Securities, net	$(6,825)	$(644)	$(39,406)	$6,980
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

Notes to the Consolidated Financial Statements
(unaudited)
(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes’ financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2022
Financial Assets
Cash and Cash Equivalents	$304,520	$0	$0	$304,520
Investments—Consolidated Investment Companies	44,061	62,965	251	107,277
Investments—Affiliates and Other	64,426	4,948	25	69,399
Other[1]	6,130	0	0	6,130
Total Financial Assets	$419,137	$67,913	$276	$487,326

Total Financial Liabilities[2]	$141	$11,291	$4,381	$15,813

December 31, 2021
Financial Assets
Cash and Cash Equivalents	$233,327	$0	$0	$233,327
Investments—Consolidated Investment Companies	38,799	66,743	0	105,542
Investments—Affiliates and Other	82,594	5,165	46	87,805
Other[1]	7,105	0	0	7,105
Total Financial Assets	$361,825	$71,908	$46	$433,779

Total Financial Liabilities[2]	$0	$1,644	$11,652	$13,296
1    Amounts primarily consist of restricted cash and security deposits as of September 30, 2022 and December 31, 2021.
2    Amounts primarily consist of derivative and acquisition-related future contingent consideration liabilities as of September 30, 2022 and December 31, 2021.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at September 30, 2022 or December 31, 2021.
Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $258.4 million and $183.4 million at September 30, 2022 and December 31, 2021, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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

Notes to the Consolidated Financial Statements
(unaudited)
Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes may be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of September 30, 2022, acquisition-related future consideration liabilities of $4.4 million were primarily related to business combinations made in the first quarter 2020 and were recorded in Other Current Liabilities ($0.9 million) and Other Long-Term Liabilities ($3.5 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes’ liability for future consideration payments related to these business combinations/asset acquisitions:

(in thousands)
Balance at December 31, 2021	$11,652
Changes in Fair Value	(218)
Contingent Consideration Payments	(7,053)
Balance at September 30, 2022	$4,381
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of September 30, 2022 and December 31, 2021, these investments totaled $16.5 million and $17.5 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2022.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes’ debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.
(9) Derivatives
FHL, a British Pound Sterling-denominated subsidiary of Federated Hermes, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the U.S. Dollar. None of the forwards have been designated as hedging instruments for accounting purposes. As of September 30, 2022, this subsidiary held foreign currency forwards with a combined notional amount of £64.4 million and expiration dates ranging from December 2022 through June 2023. Federated Hermes recorded $11.3 million in Other Current Liabilities on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of September 30, 2022.
As of December 31, 2021, FHL held foreign currency forwards with a combined notional amount of £69.6 million and expiration dates ranging from March 2022 through September 2022. Federated Hermes recorded $1.6 million in Other Current Liabilities on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2021.
For the three and nine months ended September 30, 2022, Federated Hermes recorded $6.1 million and $11.5 million, respectively, to Operating Expenses - Other on the Consolidated Statements of Income for realized losses on foreign currency forward transactions. For the three and nine months ended September 30, 2021, Federated Hermes recorded $1.0 million and $5.2 million, respectively, to Operating Expenses - Other on the Consolidated Statements of Income for realized gains on foreign currency forward transactions.

Notes to the Consolidated Financial Statements
(unaudited)
(10) Intangible Assets, including Goodwill
Intangible Assets, net at September 30, 2022 decreased $64.4 million from December 31, 2021 primarily due to a $55.8 million decrease in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations and $9.3 million of amortization expense.
Goodwill at September 30, 2022 decreased $24.3 million from December 31, 2021 primarily as a result of foreign exchange rate fluctuations on goodwill denominated in a foreign currency.
(11) Debt
Unsecured Senior Notes
On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350.0 million (Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears on the 17th day of March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of September 30, 2022, $347.5 million, net of unamortized issuance costs in the amount of $2.5 million, was recorded in Long-Term Debt on the Consolidated Balance Sheets.
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
The Note Purchase Agreement includes an interest coverage ratio covenant and a leverage ratio covenant as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the period ended September 30, 2022. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, may elect to make discretionary principal

Notes to the Consolidated Financial Statements
(unaudited)
payments. During the nine months ended September 30, 2022, Federated Hermes borrowed $138.3 million and repaid $311.7 million on the revolving credit facility under the Credit Agreement.
As of September 30, 2022 and December 31, 2021, the amounts outstanding under the revolving credit facility were $50.0 million and $223.4 million, respectively, and were recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 1.354% and 1.161% as of September 30, 2022 and December 31, 2021, respectively, which was calculated at LIBOR plus a spread. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender’s commitment. As of September 30, 2022, Federated Hermes has $300.0 million available for borrowings under the revolving credit facility and an additional $200.0 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated Hermes was in compliance with all covenants at and during the nine months ended September 30, 2022. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
During the nine months ended September 30, 2022, Federated Hermes awarded 509,043 shares of restricted Federated Hermes Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under Federated Hermes’ Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period.
During 2021, Federated Hermes awarded 1,218,613 shares of restricted Federated Hermes Class B common stock under its Stock Incentive Plan. Of this amount, 726,613 shares were awarded in connection with the aforementioned bonus program. The remaining shares were awarded to certain key employees and generally vest over a 10-year period.
(13) Equity
In December 2021, the board of directors authorized a share repurchase program with no stated expiration date that allowed the repurchase of up to 7.5 million shares of Class B common stock. This program was fulfilled in September 2022. In June 2022, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of September 30, 2022. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes’ board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the nine months ended September 30, 2022, Federated Hermes repurchased approximately 6.1 million shares of its Class B common stock for $199.0 million, nearly all of which were repurchased in the open market. At September 30, 2022, approximately 5.0 million shares remain available to be repurchased under this share repurchase program.

Notes to the Consolidated Financial Statements
(unaudited)
In July 2022, Federated Hermes’ board of directors authorized the retirement of 10 million treasury shares which restored these shares to authorized but unissued status. Federated Hermes recorded a $313.8 million reduction to Treasury Stock, at cost using the specific-identification method and a $42.7 million reduction to Class B common stock, at cost using the average cost method. The difference was recorded as a reduction to Retained Earnings and Additional Paid-In Capital from Treasury Stock Transactions. There was no impact to total equity as a result of this non-cash transaction.
The following table presents the activity for the Class B common stock and Treasury stock for the three and nine months ended September 30, 2022 and 2021. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Class B Shares
Beginning Balance	89,197,952	97,558,017	93,410,968	99,331,443
Stock Award Activity	0	10,000	1,704,592	734,674
Purchase of Treasury Stock	(211,885)	(593,619)	(6,129,493)	(3,091,719)
Ending Balance	88,986,067	96,974,398	88,986,067	96,974,398

Treasury Shares
Beginning Balance	20,307,504	11,947,439	16,094,488	10,174,013
Stock Award Activity	0	(10,000)	(1,704,592)	(734,674)
Purchase of Treasury Stock	211,885	593,619	6,129,493	3,091,719
Retirement of Treasury Stock	(10,000,000)	0	(10,000,000)	0
Ending Balance	10,519,389	12,531,058	10,519,389	12,531,058
(14) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator
Net Income Attributable to Federated Hermes, Inc.	$69,479	$71,362	$182,999	$201,730
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(3,713)	(2,989)	(9,479)	(8,363)
Total Net Income Attributable to Federated Hermes Common Stock - Basic	$65,766	$68,373	$173,520	$193,367
Less: Total Net Income Available to Unvested Restricted Shareholders of a Nonpublic Consolidated Subsidiary	0	(443)	0	(1,273)
Total Net Income Attributable to Federated Hermes Common Stock - Diluted	$65,766	$67,930	$173,520	$192,094
Denominator
Basic and Diluted Weighted-Average Federated Hermes Common Stock[2]	84,341	93,320	85,909	94,160
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic[2]	$0.78	$0.73	$2.02	$2.05
Net Income Attributable to Federated Hermes Common Stock - Diluted[2]	$0.78	$0.73	$2.02	$2.04
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

Notes to the Consolidated Financial Statements
(unaudited)
(15) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax, attributable to Federated Hermes’ shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2021	$16,362
Other Comprehensive Income (Loss)	(103,778)
Balance at September 30, 2022	$(87,416)

Balance at December 31, 2020	$15,171
Other Comprehensive Income (Loss)	(2,195)
Balance at September 30, 2021	$12,976
(16) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	FHL and other entities	Total
Balance at December 31, 2021	$24,659	$38,543	$63,202
Net Income (Loss)	(1,744)	478	(1,266)
Other Comprehensive Income (Loss), net of tax	0	(457)	(457)
Subscriptions—Redeemable Noncontrolling Interest Holders	29,577	763	30,340
Consolidation/(Deconsolidation)	(16,034)	0	(16,034)
Stock Award Activity	0	707	707
Distributions to Noncontrolling Interests in Subsidiaries	(771)	(3,568)	(4,339)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests in FHL	0	14,221	14,221
Acquisition of Additional Equity of FHL	0	(37,805)	(37,805)
Balance at March 31, 2022	$35,687	$12,882	$48,569
Net Income (Loss)	(7,616)	717	(6,899)
Other Comprehensive Income (Loss), net of tax	0	(1,068)	(1,068)
Subscriptions—Redeemable Noncontrolling Interest Holders	14,977	337	15,314
Distributions to Noncontrolling Interests in Subsidiaries	(1,024)	(161)	(1,185)
Balance at June 30, 2022	$42,024	$12,707	$54,731
Net Income (Loss)	(2,104)	199	(1,905)
Other Comprehensive Income (Loss), net of tax	0	(1,713)	(1,713)
Subscriptions—Redeemable Noncontrolling Interest Holders	3,591	903	4,494
Consolidation/(Deconsolidation)	15,599	0	15,599
Distributions to Noncontrolling Interests in Subsidiaries	(15,512)	(1,108)	(16,620)
Balance at September 30, 2022	$43,598	$10,988	$54,586

Notes to the Consolidated Financial Statements
(unaudited)

(in thousands)	Consolidated Investment Companies	FHL and other entities	Total
Balance at December 31, 2020	$24,246	$212,741	$236,987
Net Income (Loss)	(1,091)	953	(138)
Other Comprehensive Income (Loss), net of tax	0	1,430	1,430
Subscriptions—Redeemable Noncontrolling Interest Holders	25,762	0	25,762
Consolidation/(Deconsolidation)	(25,419)	9,182	(16,237)
Stock Award Activity	0	2,481	2,481
Distributions to Noncontrolling Interests in Subsidiaries	(1,320)	(578)	(1,898)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests in FHL	0	(2,670)	(2,670)
Balance at March 31, 2021	$22,178	$223,539	$245,717
Net Income (Loss)	682	(3,087)	(2,405)
Other Comprehensive Income (Loss), net of tax	0	868	868
Subscriptions—Redeemable Noncontrolling Interest Holders	899,250	712	899,962
Consolidation/(Deconsolidation)	(894,175)	0	(894,175)
Stock Award Activity	0	2,518	2,518
Distributions to Noncontrolling Interests in Subsidiaries	(622)	(394)	(1,016)
Balance at June 30, 2021	$27,313	$224,156	$251,469
Net Income (Loss)	(108)	2,232	2,124
Other Comprehensive Income (Loss), net of tax	0	(9,953)	(9,953)
Subscriptions—Redeemable Noncontrolling Interest Holders	66,506	397	66,903
Consolidation/(Deconsolidation)	(74,836)	0	(74,836)
Stock Award Activity	0	2,557	2,557
Distributions to Noncontrolling Interests in Subsidiaries	(575)	(603)	(1,178)
Acquisition of Additional Equity of FHL	0	(165,112)	(165,112)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests in FHL	0	(16,502)	(16,502)
Balance at September 30, 2021	$18,300	$37,172	$55,472
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
(b) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated Hermes guarantee certain financial obligations of Federated Hermes, Inc. and of other consolidated subsidiaries, and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly-owned subsidiaries. In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes’ right to challenge the claim. Further, Federated Hermes’ obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future

Notes to the Consolidated Financial Statements
(unaudited)
payments under these or similar agreements due to the conditional nature of Federated Hermes’ obligations and the unique facts and circumstances involved in each particular agreement. As of September 30, 2022, management does not believe that a material loss related to any of these matters is reasonably possible.
(c) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of September 30, 2022, Federated Hermes does not believe that a material loss related to any of these claims is reasonably possible.
(18) Subsequent Events
Effective October 1, 2022, Federated Hermes completed the CWH Acquisition. See Note (3) for additional information.
On October 27, 2022, Federated Hermes’ board of directors declared a $0.27 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of November 8, 2022 to be paid on November 15, 2022.

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
General
Federated Hermes is a global leader in active, responsible investing with $624.4 billion in managed assets as of September 30, 2022. The majority of Federated Hermes’ revenue is derived from advising Federated Hermes Funds and Separate Accounts in both domestic and international public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship and real estate development services.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based and are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated Hermes’ revenue is primarily dependent upon factors that affect the value of managed/serviced assets including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated Hermes’ public market investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement, while managed assets in Federated Hermes private market investment products and strategies are subject to restrictions on withdrawals. Fee rates for Federated Hermes’ services generally vary by asset and service type and may vary based on changes in asset levels. Generally, advisory fees charged for services provided to equity and multi-asset products and strategies are higher than advisory fees charged to fixed-income and alternative/private markets products and strategies, which in turn are higher than advisory fees charged to money market products and strategies. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated Hermes may implement Fee Waivers for competitive reasons such as Voluntary Yield-related Fee Waivers, to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements. Since Federated Hermes’ public market products are largely distributed and serviced through financial intermediaries, Federated Hermes pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products and strategies. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds.
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
Business Developments
Business Combination
Effective October 1, 2022, Federated Hermes completed the CWH Acquisition. See Note (3) to the Consolidated Financial Statements for additional information.
Equity Acquisition
On March 14, 2022, Federated Hermes completed the 2022 Acquisition of FHL Noncontrolling Interests. See Note (3) to the Consolidated Financial Statements for additional information.
Pandemic
Federated Hermes continues to actively monitor the ongoing Pandemic and resulting developments and their potential impact on Federated Hermes’ employees, business, and operations. The Pandemic has adversely impacted the global economy and contributed to significant volatility in financial markets. Over the course of the Pandemic, many jurisdictions instituted quarantines, imposed limitations on travel, and restricted access to offices and public venues, some of which are ongoing or may reoccur, and many businesses implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the containment and impact of the Pandemic, have created significant disruption in economic activity. Throughout the Pandemic, there has not been a significant disruption of Federated Hermes’ business processes, allowing it to remain fully operational and to continue to provide services to its customers. As of September 30, 2022, while Federated Hermes’ stock price has fluctuated amidst the volatility in stock prices on major exchanges, and Federated Hermes’ business operations have had to adapt to a remote and current hybrid working environment, the Pandemic has not materially affected Federated Hermes’ Financial Condition (as defined below) except to the extent that the net Voluntary Yield-related Fee Waivers resulting from the near-zero interest rate environment that existed throughout 2021 and into the second quarter 2022 can be attributed to the Pandemic. With the increase in short-term interest rates beginning in March 2022, net Voluntary Yield-related Fee Waivers were greatly diminished in the second quarter 2022 and ceased early in the third quarter 2022. See “Low Short-Term Interest Rates” below for additional information on Voluntary Yield-related Fee Waivers. A further prolonged period of economic and financial distress and volatility as a result of the Pandemic could exacerbate human resource capital management, economic, market and other risks, and could impact, including in a material way, Federated Hermes’ Financial Condition. The aggregate extent to which the Pandemic, including existing and new variants, and its related impact on the global economy and financial markets, affects Federated Hermes’ Financial Condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the Pandemic and any recovery period, the emergence and spread of variants, any prevalence of severe, unconstrained and/or escalating rates of infection in certain countries and regions, the availability, adoption and efficacy of treatments and vaccines, and future actions taken by governmental authorities, central banks and other third parties in response to the Pandemic.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the Pandemic, the FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds was not sufficient to cover all of the fund’s operating expenses. Beginning in the first quarter 2020, Federated Hermes implemented Voluntary Yield-related Fee Waivers. These waivers were partially offset by related reductions in distribution expense as a result of Federated Hermes’ mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. In response to global economic activity and elevated inflation levels, the FOMC has raised the federal funds target rate multiple times in 2022. The range is currently 3.00% - 3.25% as of the September 2022 FOMC meeting. These rate increases have eliminated the net negative pre-tax impact of the Voluntary Yield-related Fee Waivers.
There were no material Voluntary Yield-related Fee Waivers during the quarter ended September 30, 2022. During the nine months ended September 30, 2022, Voluntary Yield-related Fee Waivers totaled $85.3 million. These fee waivers were partially offset by related reductions in distribution expenses of $66.5 million, such that the net negative pre-tax impact to Federated Hermes was $18.8 million for the nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, Voluntary Yield-related Fee Waivers totaled $109.2 million and $310.2 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $72.3 million and $204.9 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $36.9 million and $105.3 million for the three and nine months ended September 30, 2021, respectively.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Current Regulatory Environment
The following discussion focuses on various aspects of the current regulatory environment in which Federated Hermes operated its business during the third quarter 2022. Please see Federated Hermes’ prior public filings, including the discussions under Item 1 – Business – Current Regulatory Environment – Domestic and Item 1 – Business – Current Regulatory Environment – International, in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021, and Part I, Item 2 of the Quarterly Report on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, for historical information on the regulatory environment, and related regulatory developments, for periods prior to June 30, 2022, which also includes further background information relevant to certain of the matters discussed below.
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
Domestic
The pace of new proposed and final laws, rules and regulations and other regulatory activity has increased (and is expected to continue to increase) in 2022. According to the SEC’s 53-item Spring 2022 Unified Agenda of Regulatory and Declaratory Actions (Spring Reg Flex Agenda), the SEC indicated that it expected to issue final rules on 16 previously-promulgated proposed rules by October 2022, including rules regarding money market fund reform, tailored shareholder reports, listing standards for erroneously awarded compensation, pay versus performance, proxy voting advice, share repurchase disclosure modernization, enhanced reporting of proxy votes by registered management investment companies, and the securities transaction settlement cycle, among others. The SEC further indicated that it expects to issue final rules on an additional 10 previously-promulgated proposed rules by April 2023, including rules regarding Rule 10b5-1 and insider trading, cybersecurity risk governance, modernization of beneficial ownership reporting, amendments to Form PF relating to large equity advisor and large liquidity fund advisor disclosure and reporting, private fund advisors, short sale disclosure reforms, and loan or borrowing of securities, among others. The Spring Reg Flex Agenda also signals additional upcoming proposals on, among others, corporate board diversity, Rule 144A holding periods, human capital management disclosure, special purpose acquisition companies (SPACs), amendments to the custody rules pertaining to investment advisors, open-end fund liquidity and dilution management, and fund fee disclosure and reform. On October 7, 2022, due to technology issues with its internet comment form between June 2022 and August 2022, the SEC issued a release reopening the comment period on 12 proposed regulatory rules and eight proposed self-regulatory organization rules, including its proposals on money market fund reform, share repurchase disclosure modernization, reporting on securities loans, cybersecurity risk management, strategy, governance and incident disclosure, private fund advisor documentation of registered investment advisor compliance reviews, the enhancement and standardization of climate-related disclosures for investors, SPACs, investment company names, and enhanced disclosures by certain investment advisors and investment companies about environmental, social, and governance investment practices, among others. The comment period on these proposals reopened for 14 days on October 19, 2022, and will end on November 1, 2022. With the reopening of these comment periods, to the extent the SEC intended to issue final rules based on these proposals in October 2022, the issuance of such final rules will be delayed until later in 2022 or the first quarter 2023.
Regulators continue to focus on the market conditions that existed in March 2020, and their impact on open-end funds, including institutional prime and municipal (or tax-exempt) money market funds. For example, similar to other regulatory or government bodies, in its May 2022 “Financial Stability Report” the Board of Governors of the Federal Reserve System (Governors) reported that certain money market funds continue to have structural vulnerabilities that make them prone to withdrawal of assets (or runs) and redemption risks. As noted above, the SEC has issued a proposed rule on money market fund reforms. According to the SEC, the proposed money market fund reforms would improve the resilience and transparency of money market funds by: (1) increasing minimum liquidity requirements for daily and weekly liquid assets to 25% and 50%, respectively, to provide a more substantial buffer in the event of rapid redemptions; (2) removing the ability of money market funds to impose liquidity fees and redemption gates when they fall below certain liquidity thresholds, which would eliminate an incentive for preemptive redemptions; (3) requiring certain money market funds (e.g., institutional prime and institutional municipal (or tax-exempt) money market funds) to implement swing pricing, which involves a process of adjusting a fund’s

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
current NAV such that the transaction price effectively passes on costs stemming from shareholder redemptions to redeeming shareholders, so that they bear the liquidity costs of their redemptions; (4) enhancing certain reporting requirements (e.g., Form N-MFP and Form N-CR) to improve the SEC’s ability to monitor and analyze money market fund data; and (5) requiring stable NAV money market funds to convert to a floating NAV if future market conditions result in negative money market fund yields. The comment period for the SEC’s proposed money market fund reforms ended on April 11, 2022 but has been reopened as noted above. While the SEC initially indicated in its Spring Reg Flex Agenda that it intended to finalize its proposed money market fund reforms by October 2022, it is expected that a final rule on money market fund reform will not be issued until later in 2022 or the first quarter 2023.
On March 3, 2022, the SEC also requested comment on the information collection and reporting requirements applicable to money market funds under Rule 2a-7 under the 1940 Act. Among other comment requests, the SEC invited comments on: (1) whether the proposed collection of information is necessary for the proper performance of the functions of the Commission, including whether the information shall have practical utility; (2) ways to enhance the quality, utility, and clarity of the information collected; and (3) ways to minimize the burden of the collection of information on respondents, including through the use of automated collection techniques or other forms of information technology. The comment period ended on May 9, 2022 and was not reopened.
After the SEC’s issuance of its proposed money market fund reforms, other regulators continued to discuss the impact of money market funds on the market turmoil, decreased liquidity, and other factors in March 2020. At a joint meeting of the FOMC and Governors on January 25, 2022, the potential vulnerabilities of prime money market funds to a sudden withdrawal of liquidity were discussed. At its February 4, 2022 meeting, the Financial Stability Oversight Council (FSOC) recognized that open-end funds were not the sole or primary cause of market turmoil in 2020 but concluded that the size of their asset liquidations indicates that they were one of the significant contributors to the market stress. At the same meeting, the FSOC reviewed the SEC’s proposed money market fund reforms and indicated that the FSOC supports the SEC’s efforts to reform money market funds and to strengthen short-term funding markets.
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
In its Swing Pricing Comment Letter, Federated Hermes opposed the SEC’s proposal for the mandatory use of swing pricing because, among other reasons, swing pricing would eliminate a fundamental tenet of money market funds – the ability for investors to transact intra-day and same day. Federated Hermes asserted that swing pricing for money market funds is deeply flawed, and investors would be damaged, not protected, by its implementation. Federated Hermes asserted that swing pricing will fail to reduce systemic risk while creating other significant adverse consequences. Among other things, Federated Hermes argued that swing pricing would cause investors to pre-emptively redeem from money market funds, as they did before the effective date of the SEC’s structural, operational, and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014 (2014 Money Fund Rules) and related guidance (collectively, the 2014 Money Fund Rules and Guidance). Federated Hermes further asserted that this would cause more short-term commercial paper to be directly owned, or owned through less regulated vehicles, without the professional management provided through regulated money market funds that seek safety and stability of money market fund NAVs. Federated Hermes also asserted that swing pricing would inevitably lead to efforts to market-time or “game” trading in a manner that would harm investors and the integrity of money market funds generally, based, among other things, on known heavy redemptions at month and quarter ends, and at tax payment dates, and other factors. Federated Hermes identified significant new operational and compliance costs to implement swing pricing or to mitigate the new risks created by it, which would be borne by money market fund shareholders with no corresponding benefit. Federated Hermes identified significant market impacts that could result from implementing swing pricing, including the potential that institutional prime and tax-exempt money market funds could no longer qualify to be designated as “cash and cash equivalents,” and the elimination of the impacted money market funds from use as sweep investments. Federated Hermes also set forth several recommendations and conclusions, including, among others, that: (1) the SEC should abandon its swing pricing proposal, and eliminate the link between the 30 percent weekly liquid asset requirement and mandatory liquidity fees and redemption gates; (2) discretionary liquidity fees are preferable to swing pricing; (3) mandatory liquidity fees, as contemplated by some commenters, would have the effect of triggering preemptive redemptions in stressed markets as investors would try to ascertain the criteria for triggering the mandatory liquidity fees from publicly available data; (4) discretionary liquidity fees are preferable to mandatory liquidity fees because they preserve the role and responsibility of the money market funds’ board to act to prevent material dilution or other unfair results for all fund shareholders based on actual circumstances; (5) the SEC should not be ensnared in a redirection or usurpation of its defined mission toward goals that cannot be reconciled with its statutory mandate; and (6) Congress should require that banking regulators fix the problems created by the array of post-financial crisis reforms that materially impaired market-making, particularly in stressed market conditions.
Following a May 24, 2022 meeting with the SEC Chairman and SEC staff, on May 26, 2022, Federated Hermes submitted a third comment letter in which it emphasized that: (1) swing pricing will regulate institutional prime money market funds out of

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
existence; (2) discretionary fees and gates administered by fund boards through the exercise of their fiduciary duty are the best answer for money market funds; (3) eliminating the link between mandatory fees and gates and a 30% liquid asset requirement is the right thing to do; and (4) a four digit NAV for government money market funds to deal with the possibility of negative interest rates is not a better solution than allowing the use of RDMs. In letters dated June 9, 2022, June 14, 2022, August 10, 2022, and September 22, 2022, Federated Hermes submitted similar comments to SEC Commissioners Pierce, Crenshaw, Uyeda, and Lizárraga after meetings with them on June 3, 2022, June 7, 2022, August 2, 2022, and September 20 2022, respectively.
Following a July 22, 2022 meeting with the SEC staff, on July 28, 2022, Federated Hermes submitted another comment letter in which Federated Hermes expressed its concern that the SEC’s proposal to mandate U.S. Government money market funds move to a four-digit NAV in a negative rate environment would lead to a loss of at least $1 trillion in investments into U.S. Government money market funds via sweep accounts and potentially an additional $1 trillion in investments into U.S. Government money market funds made as position trades. In that letter, Federated Hermes argued that properly disclosed RDMs can both accomplish the SEC’s goals and prevent negative consequences to U.S. investors and markets in a negative interest rate environment. On August 30, 2022, Federated Hermes followed-up on its July 28, 2022 comment letter by submitting to the SEC further information and examples of how RDMs could be utilized in a negative interest rate environment in such a way as to minimize any potential investor confusion. On September 15, 2022, the Securities Industry and Financial Markets Association (SIFMA) and ICI jointly submitted a similar letter to the SEC that provided an example of language that a money market fund could use to describe how RDMs work and how they would impact an individual investor in a negative interest rate environment.
On August 3, 2022, Federated Hermes submitted a response to the SEC’s Director of the Division of Investment Management regarding remarks the Director made regarding swing pricing and the SEC’s pending money market fund reforms at a July 26, 2022 industry seminar. In this response, Federated Hermes noted: (1) European money market funds have never used swing pricing for money market funds; (2) there is no data supporting the need for swing pricing to deal with potential material dilution caused by redeeming shareholders; (3) Federal Reserve Regulation Q, which formerly forbid price competition in the banking industry for deposits, did not cause money market funds to succeed and grow; (4) adopting money market fund reforms that will reduce competition for cash balances, harm investors, negatively impact capital raising and impede market efficiency would be clearly contrary to the SEC’s statutory directive; and (5) money market funds did not cause the financial crises of 2007-2009 and March-April 2020.
On September 19, 2022, Federated Hermes also responded to questions received from the General Accounting Office (GAO) as part of the GAO’s review of the effects of the Pandemic on money market funds and liquidity risks. Among other topics, in its responses, Federated Hermes reiterated many of the points regarding the proposed money market fund reforms noted above.
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
On August 16, 2022, the Inflation Reduction Act of 2022 became law in the U.S. It has been reported that the law aims to curb inflation by reducing the deficit, lowering prescription drug prices, and investing into domestic energy production while promoting clean energy. It also has been reported that the law is expected to raise $738 billion and authorize $391 billion in spending on energy and climate change, $238 billion in deficit reduction, three years of Affordable Care Act subsidies, prescription drug reform to lower prices, and certain tax reforms (discussed below). The law’s emphasis on clean energy is consistent with regulatory efforts to enhance ESG-related (or climate) disclosures.
As indicated in the SEC’s Spring Reg Flex Agenda discussed above, the SEC has also increased its focus on ESG-related disclosures. Following the SEC’s creation of a Climate Change and ESG Task Force in the SEC’s Division of Enforcement (DOE) on March 4, 2021, the SEC’s Division of Examinations’ April 9, 2021 ESG product and service risk alert, the FSOC’s recognition that climate change is an emerging and increasing threat to U.S. financial stability, and other regulatory actions, statements and industry commentary, on March 21, 2022, the SEC issued a climate disclosure proposal titled, “The Enhancement and Standardization of Climate-Related Disclosures for Investors.” The proposal mandates, among other things,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
certain climate-risk disclosures by public companies, including on Form 10-K, about a company’s governance, risk management, and strategy with respect to climate-related risks. The proposal incorporates certain concepts and vocabulary from the Task Force on Climate-related Financial Disclosures (TCFD) and the Greenhouse Gas Protocol (GHG Protocol) as part of the proposed disclosure regime. For example, the proposal would require disclosure of quantitative metrics to assess a company’s exposure to greenhouse gas emissions. A company would be required to disclose its Scope 1 and Scope 2 greenhouse gas emissions, which would be emissions under the GHG Protocol that “result directly or indirectly from facilities owned or activities controlled by a registrant.” Certain registrants also would be required to disclose Scope 3 emissions, which would be the emissions from upstream and downstream activities in a company’s value chain, if such emissions were material to investors or if the company had made a commitment that included reference to Scope 3 emissions. On May 9, 2022, the SEC extended the comment period on the proposal from May 9, 2022, to June 17, 2022. On June 17, 2022, Federated Hermes submitted a comment letter to the SEC in which it supported the ICI’s comments to the SEC on the proposal, including, among other comments, that: (1) any final rule should only require companies to provide material climate risk-related information in a company’s Form 10-K, with any non-material information required by any amendments to Regulation S-K to be provided in a new climate report; (2) the SEC not amend Regulation S-X to require a company to provide material financial metrics in footnotes to its financial statements; and (3) it is premature to require disclosure of Scope 3 emissions data. As noted above, the SEC has reopened the comment period on this proposal for 14 days due to a technology issue with its internet comment form.
On October 3, 2022, the FSOC established the Climate-related Financial Risk Advisory Committee to aid in the assessment of climate-related financial risk. This followed FSOC Chairperson Yellen’s praise for the SEC’s climate risk disclosure proposal on March 21, 2022: “The SEC’s proposal is an important step to protect investors and strengthen the overall resilience of the financial system. Investors and businesses have for years asked for reliable information that can be used to assess climate-related risks and opportunities. I commend Chair Gensler and the SEC for their work on this critical issue.” On April 5, 2022, certain Republican senators, including members of the Senate Banking and Environment and Public Works Committees, issued a letter to SEC Chair Gensler calling on the SEC to withdraw the proposal. Consistent with its June 14, 2021 comment letter submitted in response to then acting SEC Chair Allison Herren Lee’s request for public comment on the SEC’s disclosure rules and guidance as they apply to climate change and other ESG-related disclosures, Federated Hermes believes that any SEC rule on climate disclosure should: (1) supplement its principles-based disclosure regime, not replace it with prescriptive metrics; (2) focus on material disclosures; and (3) maintain the global competitiveness of U.S. capital markets.
The SEC’s aggressive rulemaking and Final Rules, particularly regarding money market fund reform, and climate/ESG disclosure, may be challenged by legislators and in the courts by investment management industry participants and other industry groups. Particularly in the context of climate/ESG disclosures, the likely success of any challenge may be bolstered in light of the U.S. Supreme Court’s decision in West Virginia vs. Environmental Protection Agency, in which the Supreme Court weakened the deference given to an administrative agency’s regulatory authority by applying the “Major Questions Doctrine,” which the Supreme Court has used to require courts to defer to Congress rather than administrative agencies regarding matters that it concludes have significant economic and/or political impact if it believes that Congress did not specifically grant such powers to an agency.
In addition to the SEC and the FSOC, regulations adopted, and actions taken, by the Department of Labor (DOL) impact the investment management industry, including Federated Hermes. The DOL’s April 2016 fiduciary rule was vacated in June 2018 by the United States Court of Appeals for the Fifth Circuit. On December 15, 2020, the DOL issued the final version of a re-proposed fiduciary rule to regulate “investment advice fiduciaries” (Final DOL Fiduciary Rule), which became effective on February 16, 2021. On February 12, 2021, the DOL announced that its temporary enforcement policy, under which the DOL would not pursue prohibited transaction claims against investment advice fiduciaries who are working diligently on compliance with relevant components of the Final DOL Fiduciary Rule, would remain in place until December 20, 2021. In Field Assistance Bulletin No. 2021-02, the DOL provided further transition relief by extending its position on pursuing prohibited transaction claims through January 31, 2022. The DOL also stated that it would not enforce the specific documentation and disclosure requirements for individual retirement account rollovers through June 30, 2022, but that all other requirements of the Final DOL Fiduciary Rule would be subject to full enforcement as of February 1, 2022. In its Spring 2022 Agency Rule List (DOL’s Spring Reg Flex Agenda), the DOL indicated that it would be proposing another new fiduciary rule by December 2022. According to the DOL’s Spring Reg Flex Agenda, the new proposed fiduciary rule will amend the regulatory definition of the term “fiduciary” to more appropriately define when persons who render investment advice for a fee to employee benefit plans and individual retirement accounts (IRA) are fiduciaries for purposes of ERISA and the Internal Revenue Code. The DOL also has indicated that, in conjunction with this rulemaking, the Employee Benefits Security Administration (EBSA) will evaluate available prohibited transaction class exemptions and propose amendments or new exemptions to ensure consistent protection of employee benefit plan and IRA investors. It has been reported that a proposed new fiduciary rule will not be forwarded to the Office of Management and Budget (OMB) for consideration until the first quarter of 2023. In the DOL’s Spring Reg Flex

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Agenda, the DOL indicated that it expects to issue a final “Prudence and Loyalty in Selection Plan Investments and Exercising Shareholder Rights” rule (New DOL ESG/Proxy Voting Rule) by December 2022. On October 6, 2022, the DOL submitted a final rule to the OMB for review, and it has been reported that the final New DOL ESG/Proxy Voting Rule will be published in November 2022. The DOL had previously issued its proposed New DOL ESG/Proxy Voting Rule on October 13, 2021. The New DOL ESG/Proxy Voting Rule would replace the DOL’s final proxy voting and shareholder rights rule (Final DOL Proxy Voting Rule), which was issued on December 11, 2020, and its final rule restricting fiduciaries from selecting plan investments on the basis of non-pecuniary factors, such as ESG factors (Final DOL ESG Rule), which was issued on October 30, 2020. Previously, on March 10, 2021, the DOL issued an indefinite non-enforcement policy with respect to the Final DOL ESG Rule and the Final DOL Proxy Voting Rule. The New DOL ESG/Proxy Voting Rule, if enacted as proposed, would: (1) amend the “Investment Duties” regulation, which addresses the duties of prudence and loyalty in selecting plan investments and exercising of shareholder rights, including proxy voting; (2) retain the core principle that the duties of prudence and loyalty require ERISA plan fiduciaries to focus on material risk-return factors and not subordinate the interests of participants and beneficiaries to objectives unrelated to the provision of benefits under the plan, but clarify that, when considering investment returns, a fiduciary’s duty of prudence may require an evaluation of the economic effects of climate change and other ESG factors on a particular investment or investment course of action; and (3) apply the same standards to qualified default investment alternatives as apply to other investments.
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
Federated Hermes, like other investment managers, also has prepared to comply with Rule 2a-5 under the 1940 Act. The SEC adopted Rule 2a-5 on December 3, 2020, it went effective on March 8, 2021, and compliance was required by September 8, 2022. Rule 2a-5 establishes an updated regulatory framework for fund valuation practices by establishing requirements for determining fair value in good faith for purposes of the 1940 Act. The rule expressly permits boards, subject to continued board oversight and certain other conditions, to designate certain parties, such as fund investment advisors, to perform the fair value determinations. The rule also defines when market quotations are “readily available” for purposes of the 1940 Act, the threshold under Rule 2a-4 under the 1940 Act for determining whether a fund must fair value a security. Under Rule 2a-5, a market quotation is “readily available” only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the fund can access at the measurement date. The rule further provides that a quotation will not be readily available if it is not reliable. This definition contradicts common practices for cross-trades between affiliated funds under Rule 17a-7 under the 1940 Act. Rule 17a-7 permits cross trades of securities for which market quotations are readily available between affiliated funds, which allows funds to transfer such securities without incurring trading costs. The definition of “readily available” in Rule 2a-5 essentially limits Rule 17a-7 to equity securities because fixed-income securities are not traded on an exchange and would not have a “quoted price (unadjusted) in active markets.” Federated Hermes is relying on previously-issued SEC no-action letters to continue to conduct cross trades in its fixed-income funds (unless and until the SEC rescinds those no-action letters). The inability to conduct cross-trades between Federated Hermes fixed-income funds can increase trading expenses and have a negative impact on fund performance.
Since the beginning of the third quarter 2022, other proposed rules, new guidance and other actions have been issued or taken that impact U.S. investment management industry participants, including Federated Hermes. For example:

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)

•On October 26, 2022, the SEC held an Open Meeting during which the SEC Commissioners voted to adopt a final rule, “Tailored Shareholder Reports for Mutual Funds and Exchange Traded Funds; Fee Information in Investment Company Advertisements,” and related form amendments, that purportedly will require open-end management investment companies to transmit concise and visually engaging annual and semi-annual reports directly to shareholders that highlight key information for investors, and amend certain advertising rules for registered investment companies and business development companies. The SEC adopted the rule largely as proposed although with some changes from the proposal, most notably the SEC did not adopt proposed amendments to registration statement disclosures. The SEC adopted a “layered approach” to disclosure, whereby registered funds are required to make available summary information to retail shareholders directly, while providing more detailed information online (e.g., schedule of investments, other financial statement elements) that may be more relevant to investors and financial professionals who desire more in-depth information. The SEC Commissioners also voted to adopt a final rule, “Listing Standards for Recovery of Erroneously Awarded Compensation,” which implements Section 10D of the 1934 Act, as added by Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) by requiring securities exchanges to adopt listing standards that require issuers to develop and implement a policy providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers. The rule also requires a listed issuer to file the policy as an exhibit to its annual report and to include disclosures related to its recovery policy and recovery analysis where a recovery is triggered. The SEC proposed the rule in 2015 and reopened the comment periods in 2021 and 2022. Most of the changes from the proposal are non-substantial, although one important change is that the SEC narrowed the scope of compensation for recovery to only those amounts earned while the subject individual was an executive officer. Finally, the SEC voted to propose a new rule under the Advisers Act, “Outsourcing by Investment Advisers,” purportedly to seek to establish minimum and consistent oversight requirements for registered investment advisors that outsource certain services or functions to service providers, and to amend certain related recordkeeping and Form ADV reporting requirements. Federated Hermes is reviewing these newly adopted final rules and the new proposed rule.
•On October 13, 2022, the SEC staff issued an Frequently Asked Questions (FAQ) relating to investment advisor consideration of diversity, equity and inclusion (“DEI”) factors when recommending or selecting other investment advisors for clients. The FAQ states that an advisor may consider DEI factors among a variety of factors, provided that the use of such factors is consistent with a client’s objectives, the scope of the relationship, and the advisor’s disclosures. The SEC staff also stated that advisors are not required to pre-qualify consideration of DEI factors on the basis of minimum AUM or length of track record.
•On October 12, 2022, the SEC adopted amendments to the electronic recordkeeping requirements for broker-dealers, security-based swap dealers and major security-based swap participants that purport to modernize recordkeeping requirements and make the requirements adaptable to new technologies in electronic recordkeeping. The amendments also are intended to facilitate examinations of these entities by the SEC.
•On September 19, 2022, the SEC Division of Examinations published a risk alert to inform SEC-registered investment advisors (investment advisors or advisors), including advisors to private funds, about upcoming review areas during examinations focused on amended Advisers Act Rule 206(4)-1 (Marketing Rule), which comes into effect on November 4, 2022.
•On September 14, 2022, the SEC proposed amendments to the standards applicable to covered clearing agencies for U.S. Treasury securities to require that such covered clearing agencies have written policies and procedures reasonably designed to require that every direct participant of the covered clearing agency submit for clearance and settlement all eligible secondary market transactions in U.S. Treasury securities to which it is a counterparty. The SEC also proposed additional amendments to the standards with respect to risk management, and proposed to amend the broker-dealer customer protection rule to permit margin required and on deposit with covered clearing agencies for U.S. Treasury securities to be included as a debit in the reserve formulas for accounts of customers and proprietary accounts of broker-dealers subject to certain conditions. The comment period for the proposed amendments ends 60 days after the publication of the proposed amendments in the Federal Register. These proposed amendments followed the SEC issuing on August 8, 2022, proposed rules to establish new governance requirements for all registered clearing agencies, including requirements for board composition and independent directors, conflict of interest identification and mitigation, and board oversight of service providers, among others. The comment period for these proposed requirements ended on October 7, 2022.
•On August 25, 2022, the SEC adopted final rules amending Item 402 of Regulation S-K to implement the “pay versus performance” requirement as required by Congress in the Dodd-Frank Act. The final rules require registrants to disclose, in

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
proxy or information statements in which executive compensation disclosure is required, how executive compensation actually paid by the registrants related to the financial performance of the registrants over the time horizon of the disclosure. Registrants are required to comply with the final rules in proxy and information statements for fiscal years ending on or after December 16, 2022.
•On August 10, 2022, the SEC and Commodity Futures Trading Commission (CFTC) jointly proposed amendments to Form PF, the confidential reporting form for certain SEC-registered investment advisors to private funds, to: (1) enhance reporting; (a) by hedge fund advisors on qualifying hedge funds, (b) on certain basic information about investment advisors and the private funds they advise, and (c) regarding hedge funds; (2) amend how investment advisors report complex structures; and (3) remove aggregate reporting for large hedge fund advisors. The comment period for the proposed amendments ended on October 11, 2022.
•On July 27, 2022, the DOL proposed amendments to Prohibited Transaction Class Exemption 84-14 (the QPAM Exemption) clarifying how the restrictions against individuals who have been convicted or released from imprisonment apply in the context of a foreign crime. The proposed amendments also would require QPAMs to report their reliance on the QPAM exemption to the DOL and introduce: (1) language requiring that QPAMs have sole responsibility for transactions; (2) a new contractual indemnity of the plan by the manager; and (3) new recordkeeping requirements, among other things. The comment period for the proposed amendments ended on October 11, 2022, but the DOL has announced that it will reopen the comment period after a public hearing on the proposed amendments is held on November 17, 2022.
•On July 13, 2022, the SEC adopted amendments to the proxy rules governing proxy voting advice as proposed in 2021. These final amendments undo rules promulgated during the prior Presidential administration that required proxy advisory firms to deliver their shareholder advice about issuers to those companies at the same time the proxy advisory firm sends the information to its clients and to provide clients with access to any response the company provides on voting advice before those clients vote (Prior Requirements). According to the SEC, these final amendments purportedly enhance proxy advisory firms’ ability to deliver independent proxy voting advice to their clients in a timely manner. The final amendments rescind certain conditions from the proxy rule exemptions for proxy voting advice and related guidance to investment advisors. They also remove a note that provided examples of situations in which the failure to disclose certain information in proxy voting advice may be considered misleading within the meaning of the proxy rules’ prohibition on material misstatements or omissions. These final amendments to the proxy rules became effective on September 19, 2022. Federated Hermes is currently reviewing these final amendments to the proxy rules. On July 21, 2022, two trade groups filed a lawsuit against the SEC alleging that the SEC exceeded its authority in an arbitrary and capricious manner by rescinding the Prior Requirements. A proxy advisor firm also is continuing a lawsuit against the SEC alleging that designating proxy advice as solicitation under the proxy rules exceeds the SEC’s authority and is arbitrary and capricious.
•On July 13, 2022, the SEC staff proposed amendments to Exchange Act Rule 14a-8, the shareholder proposal rule, which requires companies subject to the federal proxy rules to include shareholder proposals in their proxy statements, subject to certain procedural and substantive requirements. The proposed amendments would: (1) revise three substantive bases for exclusion of shareholder proposals under Rule 14a-8-the substantial implementation exclusion, the duplication exclusion, and the resubmission exclusion; (2) purportedly provide greater certainty and transparency to shareholders and companies as they evaluate whether these bases for exclusion would apply to particular shareholder proposals; and (3) purportedly facilitate communication between shareholders and the companies they own, as well as among a company’s shareholders, on important issues. The comment period for these proposals ended on September 12, 2022. Federated Hermes is currently reviewing the proposed amendments.
Federated Hermes continues to monitor developments regarding previously issued regulatory proposals and developments, including: (1) the SEC’s proposed rule on “Enhanced Disclosures by Certain Investment Advisers and Investment Companies about Environmental, Social, and Governance Investment Practices” (SEC ESG Disclosure Rule); (2) the SEC’s proposed rule on “Investment Company Names,” which would amend Rule 35d-1 (Names Rule) under the 1940 Act; and (3) the SEC’s request for comment on certain information providers acting as investment advisors. On August 16, 2022, Federated Hermes submitted a comment letter to the SEC regarding the SEC ESG Disclosure Rule in which Federated Hermes expressed concerns regarding the new proposed disclosure requirements and endorsed the ICI’s comments on the proposed rule. Also, on August 16, 2022, Federated Hermes submitted a comment letter to the SEC regarding the proposed amendments to the Names Rule in which, among other comments, Federated Hermes advocated to retain the current approach for the 80% investment policy requirement and temporary investment exceptions under the Names Rule and endorsed the ICI’s comments on the proposed amendments. In addition, on August 16, 2022, Federated Hermes submitted a comment letter to the SEC in response to its request for comment on information providers in which, among other comments, Federated Hermes questioned whether any regulatory purpose would be served by treating information providers as investment advisors under the Advisers Act,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
opposed deeming information providers to be investment advisors under the 1940 Act, and expressed concern that any proposed rule could be construed to apply beyond index providers, model portfolio providers and pricing services, have unintended consequences and further increase upfront and ongoing costs that would likely be passed on to clients or fund shareholders with little or no benefit.
In addition to the above Regulatory Developments, the SEC staff continues to engage in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including investment advisors and investment management companies such as Federated Hermes’ investment advisory subsidiaries and the Federated Hermes Funds. On March 30, 2022, the SEC’s DOE released its examination priorities for 2022, including, among other priorities: (1) private funds; (2) ESG investing; (3) retail investors; (4) cybersecurity; (5) fintech; and (6) digital assets. The DOE’s focus in the areas of investment advisors and investment companies remains largely on perennial issues such as marketing practices, advisory fee calculations, portfolio management, brokerage and execution, conflicts of interest, compliance programs, service provider oversight, and other related matters. In addition to routine examinations, additional sweep examinations addressing various topics have been conducted. For example, the SEC has been conducting sweep examinations regarding ETF revenue sharing payments, ESG practices and disclosures, and approval of registered investment company advisory fees, among others. The SEC DOE is taking a more aggressive stance on enforcement and is signaling a return to a “broken windows” philosophy under which the SEC would likely seek to enforce every violation big and small. The SEC has begun to bring enforcement actions based on ESG disclosures not matching actual investment processes, and the SEC and CFTC have brought enforcement actions involving conducting business on personal devices without proper monitoring and recordkeeping. On September 27, 2022, the SEC entered into a series of settlement orders with 15 broker-dealers and one affiliated investment advisor for widespread failures by the firms to preserve electronic communications. The firms were required to pay combined penalties exceeding $1.1 billion. One broker-dealer agreed to pay the SEC $125 million and the CFTC $75 million to resolve probes into employee communications on messaging platforms that had not been approved by the company. Another financial institution has reserved approximately $200 million for a regulatory matter connected to the unauthorized use of personal phones for employees’ work-related communications, such as text messages and emails, during the work-from-home period of the Pandemic. The SEC also has entered into nine settlement orders with investment advisors relating to failures to comply with requirements for safekeeping client assets and to timely update SEC required disclosures, (i.e., Form ADV), to reflect the status of audits of financial statements for private funds. The SEC staff has also issued various guidance statements, investor bulletins and risk alerts on a variety of compliance issues, including private funds and crypto asset interest-bearing accounts, among others. On September 8, 2022, SEC Chair Gensler stated in a speech to the Practicing Law Institute that he believes that “the vast majority [of crypto tokens] are securities.” He noted that it is important that investors receive disclosure on these tokens so they can make sound investment decisions and be protected against “fraud and manipulation,” and, therefore, he has asked the SEC staff to work with entrepreneurs to have their tokens registered and regulated as securities, where appropriate. He also stated that, depending on their attributes, the mechanisms used to maintain value or how they are offered, sold, or used, stablecoins may be considered shares of a money market fund or another kind of security that would need to be registered and provide investor protections.
These investigations, examinations and actions have led, and can lead, to further regulation, guidance statements and scrutiny of the investment management industry. The degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
Regulation or potential regulation by regulators other than the SEC and DOL also continued, and can continue, to affect investment management industry participants, including Federated Hermes. For example, on May 24, 2022, FINRA adopted amendments to Rule 6730 (Transaction Reporting) to require members to append a modifier to a corporate bond trade that is part of a portfolio trade when reporting to FINRA’s Trade Reporting and Compliance Engine (TRACE). The amendments to Rule 6730 will take effect on May 15, 2023. On June 17, 2022, FINRA solicited comments on a proposal to establish a new trade reporting requirement for transactions in over-the-counter options on securities with terms that are identical or substantially similar to listed options. Changes to reporting requirements for over-the-counter equity securities will take effect on November 14, 2022. These FINRA actions follow its March 8, 2022 publication of its Regulatory Notice 22-08 regarding complex products and options in which FINRA expressed concerns about retail investors trading these products without understanding their characteristics and risks. On May 9, 2022, Federated Hermes submitted comments to FINRA regarding Regulatory Notice 22-08 in which Federated Hermes generally supported the ICI’s comments to FINRA on the notice and asserted, among other comments, that: (1) “complex products” should be defined narrowly as not to cover mutual funds, ETFs, tender offer funds, and closed-end funds with traditional investment strategies; and (2) investment companies, including mutual funds, ETFs, tender offer funds, and closed-end funds, are already sufficiently regulated under the 1940 Act and SEC regulation, such as Regulation Best Interest. In its 2022 Report on its Examination and Risk Monitoring Program, published on February 9, 2022, FINRA identified, among other areas of concern, Regulation Best Interest and Form CRS, the Consolidated

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Audit Trail, order handling, best execution, and conflicts of interest, mobile apps, SPACs, cybersecurity, complex products, anti-money-laundering, outside business activities, net capital, books and records, firm short positions and fails-to-receive in municipal securities, trusted contact persons, funding portals and crowdfunding offerings, disclosure of order routing information, portfolio margining, and intraday trading. In addition to federal regulation, various state legislatures or regulators also have adopted or are beginning to adopt state-specific cyber-security and/or privacy requirements that can apply to varying degrees to investment management industry participants, including Federated Hermes.
The activities of the FSOC also continue to be monitored by the investment management industry, including Federated Hermes. The FSOC has focused on potential risks in the asset management industry, including money market funds, and other types of cash management vehicles (such as local government investment pools), that continue to use amortized cost or have a stable NAV but are not subject to the 2014 Money Fund Rules and Guidance. As discussed above, the market volatility and liquidity stress that money market funds experienced as a result of the Pandemic beginning in March 2020 has drawn the attention of U.S. and global regulators, including the FSOC. Certain policy advocates have called for the FSOC to reverse its 2019 decision to change its approach to designating individual firms as systemically important (from its current activities-based approach, under which an individual firm would be designated only if it were determined that efforts to address the financial stability risks of that firm’s activities by its primary federal and state regulators have been insufficient, to the FSOC’s prior entity-based approach) in order to better fulfill its statutory mandate to mitigate risks to financial stability. Any possibility of the FSOC reverting to its prior systemically important designation practices and recommending new or heightened regulation for nonbank financial institutions, which the Governors have indicated can include open-end investment companies, such as money market funds and other mutual funds, increases the potential for further regulation of the investment management industry, including Federated Hermes and the Federated Hermes Funds. On February 4, 2022, the FSOC issued a Statement on Nonbank Financial Intermediation in which the FSOC recounted that, in 2021, it had made it a priority to: (1) evaluate and address the risks to U.S. financial stability posed by hedge funds, open-end funds and money market funds; (2) indicated that at its February 4, 2022, meeting it had received updates on these three types of nonbank financial institutions; and (3) announce that it will continue in 2022 to evaluate, monitor, and address the risks that these institutions pose to financial stability. According to the summary of the most recent FSOC meeting on April 8, 2022, FSOC also is shifting its focus to asset valuations, nonfinancial and financial leverage, and funding risk in the commodities and derivatives markets, and on the development of the digital asset markets.
While a U.S. financial transactions tax (FTT), an increase to a 28% corporate income tax, and a wealth tax on unrealized investment income on individuals with net wealth over $100 million continue to be discussed to varying degrees, as of September 30, 2022, none of these proposed tax changes have been enacted. As part of the Inflation Reduction Act of 2022, however, among other tax reforms, a 15 percent minimum tax on corporate book income for corporations with average annual adjusted financial statement income that exceeds $1 billion for any three consecutive prior tax years and a one percent tax on corporate share repurchases have been enacted. These taxes will apply beginning in 2023. The law also includes a large expansion and modernization effort for the Internal Revenue Service (IRS).
International
UK regulators are continuing with the process of rationalizing the EU legislation and regulatory requirements that were quickly “on-shored” upon Brexit taking effect. On September 22, 2022, the UK government introduced in the UK Parliament the previously announced Retained EU Law (Revocation and Reform) Bill (i.e., the Brexit Freedoms Bill), among other legislation, to implement a renewed regulatory framework in the UK. Among other things, under the Brexit Freedoms Bill, all EU legislation will be amended, repealed or replaced, which will end the special status of all retained EU law and re-categorize all remaining retained EU law as “assimilated law” by December 31, 2023, and enable the UK government to create regulations to fit the UK’s needs, cut administrative obstacles to support business investment and stimulate the UK economy. The December 31, 2023, deadline may be extended until June 23, 2026. The Brexit Freedoms Bill applies to all EU law, including the area of financial services, with certain exceptions that exclude certain legislation identified in the 2022-23 Financial Services and Markets Bill and certain amendments to revoked instruments from the revocation deadline. The revocation deadline also will not apply to any rules of the Prudential Regulation Authority (PRA), Financial Conduct Authority (FCA) or Bank of England (BoE) or to any Payment Systems Regulator that are generally applicable requirements or directions of general application. The Brexit Freedoms Bill will ensure that it is no longer possible for EU case law to override UK legislation, subject to a relevant national authority’s right to reinstate certain rights, powers, or obligations, including to apply interpretative principles to produce an effect that is equivalent to the effects of EU interpretive principles. The Brexit Freedoms Bill also grants relevant national authorities the power until June 23, 2026 to specify that certain UK laws are to be read in a way which is “compatible” with retained EU law and subject to retained EU law to the extent “incompatible.” Absent any use of the power to require compatibility with retained EU legislation, the Brexit Freedoms Bill would impose a new priority rule under which standard UK legislation will trump retained EU legislation. The Brexit Freedoms Bill also will end free movement

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
between the UK and other European nations, The Brexit Freedoms Bill will maintain all of the UK’s international commitments and build on the UK government’s progress post-Brexit, which include, among others, restoring democratic control over law making within the UK Parliament, restoring the UK Supreme Court as the final arbiter of the law that applies to the UK, striking new trade agreements with over 70 countries, and certain value-added-tax reforms. The Brexit Freedoms Bill also prescribes a new test to be applied by higher courts when considering whether to depart from retained EU case law or whether to depart from retained UK case law, establishes a new reference procedure enabling a lower court which is bound by retained case law to refer a point of law to a higher court (which is not so bound) to decide, and establishes a new procedure for a law officer of the UK government or the devolved administrations to refer a point of retained case law to a relevant higher court and certain rights of intervention.
On July 22, 2022, the 2022-23 Financial Services and Markets Bill (FSM Bill) also was introduced in the UK Parliament. The FSM Bill would revoke retained EU law relating to financial services and empower His Majesty’s Treasury (HM Treasury), relevant national authorities (i.e., financial service regulators), and the BoE to modify or replace existing retained EU laws or to prepare new transitional amendments to bring about a new UK-specific regulatory regime. Among other things, the FSM Bill is intended to: (1) implement the outcomes of the Future Regulatory Framework (FRF) Review, which included consultations that concluded on February 9, 2022, (2) maintain the UK’s position as an open and global financial hub, (3) harness the opportunities of innovative technologies in financial services, and (4) bolster the competitiveness of UK markets and promote the effective use of capital.
On February 21, 2022, the UK government published regulations that made the overseas funds regime (OFR) effective as of February 23, 2022. The OFR is targeted at Undertakings for the Collective Investment in Transferable Securities (UCITS) and is a long-term replacement to the temporary permissions regime which enabled Federated Hermes’ Irish UCITS funds to continue to be marketed in the UK after December 31, 2020. Federated Hermes has received permission from the FCA to allow certain Irish-domiciled UCITS funds and Luxembourg-based direct lending funds to continue to be marketed in the UK under the temporary permissions regime. HM Treasury is working with the FCA to undertake equivalence assessments for different countries and different fund types in order to identify those that can take advantage of the OFR. An assessment of the European Economic Area’s (EEA) assessment commenced in October 2022. The FCA is continuing to consider the requirements that will apply under the OFR and whether those funds will need to put in place some form of value assessment process.
There remains a risk of regulatory divergence between the UK and the EU post-Brexit. For example, the UK has elected to have its own financial rules. EU investment firms in EU Member States are required to comply with the Investment Firms Directive (IFD) and Investment Firms Regulation (IFR); however, the IFD and IFR do not bind the UK, and a new UK prudential regime for Markets in Financial Instruments (MiFID) firms titled Investment Firms Prudential Regime (IFPR) is included in the UK’s Financial Services Act 2021. The IFPR, which became effective on January 1, 2022, introduced a single prudential regime, and represents a significant change for FCA-authorized investment firms in the UK that are authorized under MiFID, including alternative investment fund managers with MiFID top-up permissions. On March 4, 2022, the FCA released a Consultation Paper setting out proposed amendments to the Prudential sourcebook for MiFID investment firms (MIFIDPRU) section of the FCA Handbook. The proposed amendments provide for a MIFIDPRU TP 7, which is the form that firms must use to count their existing instruments as own funds if they were not previously subject to the UK Capital Requirements Regulation (CRR). The FCA-proposed amendments provided more flexibility for firms to come into compliance by June 29, 2022. In its Quarterly Consultation Paper No. 36, issued on October 6, 2022, the FCA proposed updates to its IFPR reporting forms and accompanying guidance for MiFID firms to assist firms in completing the forms, fully conform the forms to the FCA’s systems, and make certain corrections. The consultation period for this Quarterly Consultation ended on July 18, 2022.
As another example, EU regulators have previously issued or proposed directives, rules, and laws regarding sustainable finance, including the Sustainability-Related Disclosures Regulation or Sustainable Finance Disclosure Regulation (SFDR) and the Taxonomy Regulation. The Taxonomy Regulation establishes a framework to facilitate sustainable investment, including when Member States establish measures (e.g., labels or standards) setting requirements regarding financial products or corporate bonds presented as “environmentally sustainable.” Pursuant to the Sustainable Finance Package issued by the European Commission, firms had a 12-month period that ended in October 2022 to implement certain sustainability reporting requirements and investment advice and sustainability considerations in connection with product governance and fiduciary duties. Following its 2021 “Trends, Risks and Vulnerabilities (TRV) Report,” on February 15, 2022, the European Securities and Markets Authority (ESMA) published a revised TRV which, for the first time, designated environmental risk as a distinct category of risk. On March 24, 2022, the European Supervisory Authorities (ESAs) issued a revised joint supervisory statement on the application of the SFDR, which includes a new timeline for compliance, expectations about the explicit quantification of the product disclosures under Article 5 and 6 of the Taxonomy Regulation, and the use of estimates. The ESAs recommended that national competent authorities (NCAs) and market participants utilize the period to January 1, 2023 to prepare for the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
application of the European Commission’s delegated regulation, which will contain SFDR Level 2 regulatory technical standards (RTS). On April 6, 2022, the European Commission adopted the final RTS supplementing the SFDR, specifying the mandatory website, pre-contractual, and periodic reporting templates for financial market participants and in-scope financial products. On May 31, 2022, ESMA published a Supervisory Briefing covering disclosures under SFDR and integration of sustainability risks for alternative investment fund managers (AIFMs) and UCITS. On May 25, 2022, the European Commission released a new Questions and Answers document providing its responses to questions raised by the ESAs in relation to the interpretation of the SFDR and the EU Taxonomy Regulation. On June 2, 2022, the ESAs published further clarification on the draft RTS for the SFDR. The ESAs statements include a clarification that the reference to “sustainability indicators” relates to a different set of disclosures from the reference to “principal adverse impact” indicators, and clarifications regarding the principal adverse impact indicator calculation methodology and the “look through” approach regarding when indirect investments ought to be included in the calculation. The final RTS were published in the Official Journal of the EU on July 25, 2022 and will apply beginning on January 1, 2023. On July 28, 2022, the ESAs published a report on the extent of voluntary disclosure of principal adverse impact under the SFDR. The report’s findings are that: (1) voluntary compliance varies significantly across jurisdictions and financial market participants under the scope of SFDR, and it is difficult to identify definite trends; (2) to the extent that voluntary disclosures were made, they lack sufficient detail; and (3) there is an overall low level of disclosure of the degree of alignment with the objective of the international treaty on climate referred to as the “Paris Agreement.”
Various delegated Directives and Regulations to the Alternative Investment Fund Managers Directive (“AIFMD”), UCITS and MIFID regulations arising from SFDR also began to apply beginning in August 2022. For AIFMs, beginning on August 1, 2022, a Delegated Regulation on sustainability risks and factors requires AIFMs to: (1) take into account sustainability risks (and principal adverse impacts, if they consider them) in the investment due diligence process and sustainability risks in their risk management policy; (2) update conflicts of interest policies for conflicts that may arise from the integration of sustainability risks; and (3) take into account sustainability risks in overall organizational requirements, including responsibilities of their governing body. For MiFID firms, beginning on August 2, 2022, a new MiFID Delegated Regulation on integration of sustainability factors and preferences into firms’ organizational requirements and operating conditions requires MiFID firms to: (1) take into account a client’s sustainability preferences as part of a suitability check where a MiFID firm provides investment advice or portfolio management to a client; and (2) take into account sustainability risks in overall organizational requirements, in risk management policies and in conflicts of interest policies (where a conflict may affect the sustainability preferences of a client).
Rather than adopt the SFDR, the UK decided to align with the Task Force on Climate-Related Financial Disclosure (TCFD). On November 3, 2021, the FCA published a Discussion Paper, “Sustainability Disclosure Requirements (SDR) and investment labels” in which the FCA sought views on new sustainability disclosure requirements for asset managers and FCA-regulated asset owners, as well as a new classification and labelling system for sustainable investment products. The consultation period ended on January 7, 2022. On October 13, 2022, the Financial Stability Board’s (FSB) Task Force on Climate-Related Financial Disclosures issued its “2022 Status Report” in which it provided an overview of current disclosure practices in terms of their alignment with the TCFD’s prior recommendations and highlights progress firms are making toward disclosures aligned with the TCFD over the past five years.
On March 31, 2022, the International Sustainability Standards Board (ISSB) published a Consultation Paper setting forth its first two draft sustainability disclosure standards, IFRS S1 General Requirements for Disclosure of Sustainability-related Financial Information (“General Disclosure Proposals”) and IFRS S2 Climate-related Disclosures (“Climate Disclosure Proposals”), and a six-point plan for how it will build on Sustainability Accounting Standards Board (SASB) standards and embed SASB’s industry-based standards development approach into its own. The two draft standards propose disclosure of (among other things): (1) all material information about all significant sustainability-related risks and opportunities to which a company is exposed; (2) information regarding a company’s governance and risk management processes, controls and procedures used to monitor and manage climate-related risks and opportunities; (3) sustainability-related financial information as part of a company’s general-purpose financial reporting; (4) a company’s strategy for managing and making decisions in light of climate-related risks and opportunities; (5) performance and outcome measures that support the qualitative disclosures across governance, risk management, and strategy disclosure requirements; and (6) targets that a company uses to measure its performance goals related to significant climate-related risks and opportunities. These draft standards build upon TCFD recommendations and incorporate industry-based disclosure requirements derived from SASB standards. IOSCO has issued a statement welcoming the publication of these two draft standards for proposed climate and general sustainability disclosure requirements. The consultation period ended on July 29, 2022. The ISSB received nearly 700 comments on its General Disclosure Proposals and more than 600 comments on its Climate Disclosure Proposals, and is now in the process of assessing those comments.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
On September 7, 2022, the Central Bank of Ireland (CBI) published a Financial Stability Note regarding “Climate Risks in the Financial System: An Overview of Channels, Impact, and Heterogeneity,” in which physical and transition climate risks, their translation to the real economy, and their impact on the financial sector are discussed. If the Brexit Freedoms Bill and the FSM Bill are enacted as introduced, the broad powers given to relevant national authorities under them to amend, repeal or replace EU laws in the UK, as well as the other changes contemplated under that legislation, will likely increase the risk of regulatory divergence and the complexity of doing business in the UK and EU from a regulatory perspective.
The post-Brexit regulatory environment (particularly the need to obtain full authorizations on a country-by-country basis) also creates a level of uncertainty regarding the ability and requirements to distribute products and provide investment management services between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. The impact of Brexit on Federated Hermes’ UK domiciled funds is difficult to quantify and remains uncertain given the overlap with the Pandemic and recent surge in the number of ESG-related money market funds in both the EU and UK. As of September 30, 2022, EU-resident shareholders in Federated Hermes’ UK domiciled funds and the UK-resident shareholders in Federated Hermes’ Irish-domiciled funds were permitted to remain in the funds. Subscriptions also can continue as long as there is not a proactive sales effort. Regarding the regulatory environment for money market funds post-Brexit, UK-domiciled money market funds remain on par with current EU regulatory requirements; however, it is possible that the UK may deviate from, or simply not adopt, any new or amended EU money market fund laws, rules or regulations that may be adopted in the future.
On May 23, 2022, the FCA and BoE, with endorsement of HM Treasury, issued a joint Discussion Paper on reforming money market funds and published finalized guidance on the UK Money Market Fund Regulation (MMFR). The Discussion Paper is intended to contribute to an assessment of the vulnerabilities of money market funds and how they contribute to risks to UK financial stability and investor protection. The Discussion Paper aims to solicit, among other things, feedback that will strengthen the resilience of money market funds and the financial system in supporting the UK economy. Among other things, the finalized guidance reminds market participants that as per UK MMFR articles 24 and 25, if a money market fund’s liquidity ceases to meet the portfolio requirements, then the money market fund manager needs to prioritize the correction of that situation, taking due account of the fund investors’ interests, and balance the speed at which it can return the money market fund to a position where the relevant portfolio requirements are satisfied against investor outcomes. The consultation period ended on July 23, 2022. On July 23, 2022, Federated Hermes submitted a response to the Discussion Paper in which Federated Hermes advocated for: (1) delinking liquid asset thresholds and the potential imposition of a fee or gate (“delinking”); (2) increasing the required liquidity levels of variable NAV (VNAV) money market funds from 7.5% daily and 15% weekly liquidity, to 10% daily and 30% weekly liquidity requirements (consistent with other UK, EU and U.S. money market funds); (3) removing the arbitrary 17.5% restriction on including high quality government securities as weekly liquid assets for money market funds as, through both the financial crisis in 2008 and the March 2020 market turmoil, high quality government securities proved to be the most liquid; (4) permitting UK money market funds to include in their weekly liquid assets, investments in five-day repurchase agreements; (5) enhancing “Know Your Customer” requirements by amending UK MMFR (or UK MiFID) to impose an obligation on intermediaries (distributors) to provide information regarding the profile of individual end investors to enable money market fund managers to understand the money market funds’ liquidity risk; and (6) addressing the vulnerability in the short-term markets, which impacted the functioning of the entire money markets, by conducting a broad and thorough review which addresses the root causes of the pressures experienced in the short-term markets during the March 2020 market turmoil.
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
On February 16, 2022, ESMA published an opinion, “ESMA Opinion on the review of Money Market Fund Regulation,” which makes recommendations to improve the resiliency of money market funds. Among other recommendations, it recommends: (1) addressing the threshold effects for constant NAV money market funds by removing the possibility to use amortized cost for low volatility NAV money market funds; (2) decoupling regulatory thresholds from suspensions, gates and redemption fees for low volatility NAV and constant NAV money market funds; (3) addressing liquidity concerns by ensuring mandatory availability of at least one liquidity management tool for all money market funds; (4) amending daily liquid asset and weekly liquid asset ratios; (5) adjusting the pool of eligible assets to require money market funds to hold public debt assets, which could be used to satisfy the daily and weekly asset liquidity ratios; (6) reinforcing the possibility of temporarily using liquidity buffers in times of stress; and (7) enhancing reporting and disclosure requirements and the stress testing framework for money market funds. On February 14, 2022, ESMA published a separate final report, “Guidelines on stress test scenarios under the MMF Regulation,” in which it sets forth updated guidelines and specifications on the types of money market fund stress tests and their calibration in order to allow managers of money market funds to have the information needed to complete the reporting required under the EU Money Market Fund Regulation. ESMA has sent its opinion to the European Commission and is expected to work closely together throughout the Review of the EU’s Money Market Fund Regulation.
While money market fund reform continues to be discussed in the UK and the EU, new proposals for reform have not been promulgated. Management believes that a final SEC rule on money market fund reforms could influence the UK and EU regulators, but that new UK and EU reform proposals will likely not be issued until 2023 or 2024.
As discussed above, Federated Hermes believes that money market funds are resilient investment products that have proven their resiliency during the Pandemic. Federated Hermes intends to continue to engage with UK and EU (as well as U.S.) regulators in 2022, 2023 and beyond, both individually and through industry groups, to shape any further money market fund reforms to avoid overly burdensome requirements or the erosion of benefits that money market funds provide.
Since the beginning of the third quarter 2022, UK and EU regulators issued, proposed, or adopted other new consultations, directives, rules, laws, and guidance that impact UK and EU investment management industry participants, including Federated Hermes. For example:
•On October 13, 2022, the FSB published a “Progress Report on Climate-Related Disclosures” and a “Final Report on supervisory and regulator approaches to client-related risks.” In the Progress Report, the FSB covers, among other topics: (1) the progress made by the ISSB in developing its global baseline climate reporting standard and the work of other international standard-setters on assurance over sustainability-related reporting; (2) the progress made in the area of assurance, including the work of the International Auditing and Assurance Standards Board (IAASB) and International Ethics Standards Board for Accountants (IESBA), and the work by IOSCO to support the work on both disclosure and assurance standards; (3) the progress made by jurisdictions on climate-related disclosure practices, including implementing FSB recommendations, as well as steps being taken by jurisdictions to prepare for adopting, applying or otherwise making use of the ISSB climate-related disclosure reporting standard; and (4) the progress made by firms on disclosure and reporting. In the Final Report, the FSB provides recommendations regarding, among other topics: (1) the collection of climate-related data from financial institutions; (2) system-wide supervisory and regulatory approaches and the extent to which supervisory and regulatory tools and policies address climate-related risk; and (3) early considerations of other potential macroprudential policies and tools relating to client risk and disclosure.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
•    On October 11, 2022, the ESMA published a Call for Evidence regarding the “Implementation of [Shareholder Rights Directive 2 (SRD2)] provisions on proxy advisors and the investment chain,” in which it seeks to gather information on how market participants perceive the appropriateness of the scope and the effectiveness of the SRD2 provisions on the identification of shareholders, transmission of information and facilitation of the exercise of shareholder rights, as well as on transparency of proxy advisors. The comment period ends on November 28, 2022. Federated Hermes is currently reviewing this Call for Evidence.
•    On October 11, 2022, the FSB published a Consultative Document regarding “Regulation, Supervision and Oversight of Crypto-Asset Activities and Markets,” a Consultation Report regarding “Review of the FSB High-level recommendations of the Regulation, Supervision and Oversight of ‘Global Stablecoin’ Arrangements,” and a related request for comment regarding “International Regulation of Crypto-asset activities: A proposed framework – questions for consultation,” in which the FSB: (1) analyzes the interconnectedness of crypto-asset markets; (2) provides an overview of applicable international standards and regulatory and supervisory approaches; (3) identifies issues, challenges and gaps, and provides high-level recommendations, relating to supervisory and oversight approaches to crypto-asset activities; and (4) proposes revisions to the FSB’s high-level recommendations regarding stablecoin arrangements. The FSB also invites comments on: (1) proposed recommendations to promote the consistency and comprehensiveness of regulatory, supervisory and oversight approaches to crypto-asset activities and markets and to strengthen international cooperation, coordination and information sharing; and (2) a review of the previous 10 FSB high-level recommendations from 2020 for the regulation, supervision and oversight of “global stablecoin” arrangements. The comment period ends on December 15, 2022. Federated Hermes is currently reviewing this consultation request. This consultation request followed a July 11, 2022 FSB “Statement on International Regulation and Supervision of Crypto-asset Activities.”
•    On October 3, 2022, the FCA issued a Consultation Paper regarding “Creation of baseline financial resilience regulatory return,” in which the FCA seeks to rationalize and standardize baseline financial resilience data collection with a view to increasing the quality and consistency of financial resilience data. The FCA seeks to reduce the burden of the existing survey by changing the collection of financial resilience data from an ad-hoc survey to a specific (and shortened) quarterly return within the FCA’s data collection system. The consultation period ends on December 2, 2022. Federated Hermes is currently reviewing the Consultation Paper.
•    On October 3, 2022, the CBI published a Discussion Paper regarding its “Consumer Protection Code Review,” in which the CBI sets forth proposals regarding securing, and acting in, the best interests of consumers. Against the backdrop of technological innovation, changing consumer preferences and the important role that the financial system will play in the transition to carbon neutral, the CBI seeks feedback on a number of key topics, including, but not limited to: (1) availability and choice of financial products; (2) firms acting in the best interests of consumers; (3) innovation and disruption; (4) digitalization; (5) vulnerability; and (6) financial literacy. The comment period ends on March 31, 2023. Federated Hermes is currently reviewing the Discussion Paper.
•     On September 22, 2022, the FCA issued a Consultation Paper regarding “Guidance on the trading venue perimeter,” in which the FCA proposed new guidance on the regulatory perimeter for trading venues. The FCA issued the new guidance to provide firms with greater certainty about the permissions required to carry on their business to maintain a level playing field and to assist with the protection of the integrity of the UK’s financial system. The consultation period ends on November 25, 2022. Federated Hermes is currently reviewing the Consultation Paper.
•    On September 22, 2022, the ESMA issued a Consultation Paper regarding “Market Outages,” in which it seeks comments on its proposed guidance regarding how trading venues should communicate with market participants in the case of an outage. The comment period ends on December 1, 2022. Federated Hermes is currently reviewing the Consultation Paper.
•    On September 15, 2022, the IOSCO issued a paper “IOSCO encourages standard-setters’ work on assurance of sustainability-related corporate reporting,” in which IOSCO reviewed the current landscape of sustainability-related assurance reporting and certain considerations as that landscape develops, promoted a focus on transparency in reporting, and encouraged the IAASB and the IESBA to work towards high-quality, global assurance and ethics standards that are profession-agnostic and can support limited, and ultimately reasonable, assurance of sustainability-related information.
•    On August 3, 2022, the FCA confirmed new rules to improve oversight of, and make authorized firms more responsible for, appointed representatives, who are permitted to offer certain financial services or products under the responsibility of FCA-authorized firms. The new rules are intended to prevent mis-selling and other misconduct by authorized representatives by requiring: (1) enhanced oversight; (2) assessment and monitoring of risks that authorized representatives pose to consumers and markets; (3) review of information regarding authorized representative activities, business and senior management

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
annually; (4) notification to the FCA of future authorized representative appointments thirty days before such appointment becomes effective; and (5) provision of complaints and certain revenue information for each authorized representative annually. The FCA also indicated that it will undertake targeted supervision of registered firms relating to use of authorized representatives. Federated Hermes is currently reviewing these new rules.
•    On August 1, 2022, the FCA issued a Consultation Paper regarding “Broadening retail access to the long-term asset fund,” in which the FCA sets forth proposals for extending the retail distribution of long-term asset funds with certain restrictions and including further investor protections. Among other proposals, the FCA proposes to remove the 35% restrictions on illiquid assets in unit-linked products, where the investor is a qualifying default pension scheme. The consultation period ended on October 10, 2022. Federated Hermes is currently reviewing the Consultation Paper.
•    On August 1, 2022, the FCA finalized stronger rules addressing misleading advertisements that encourage consumers to invest in high-risk investments. Under these rules, FCA-authorized firms must have appropriate expertise and, for certain high-risk investments, conduct better suitability reviews. Such FCA-authorized firms also are required to use clearer and more prominent risk warnings, and certain incentives to invest, such as “refer a friend” have been banned. Federated Hermes is currently reviewing these new rules. These rules do not apply to crypto-asset promotions pending resolution as to how crypto-assets will be governed by the FCA, at which time the FCA indicated that additional crypto-asset-related rules will be published.
•    On July 29, 2022, the ESMA issued a Call for Evidence regarding “Pre-Hedging,” in which it reviews arguments in favor and against such practice, and requests comments on the permissibility of the practice in the context of the Market Abuse Regulation and MiFID and Markets in Financial Instruments Regulation (MiFIR). According to the ESMA, “pre-hedging” can be characterized as any trading activity undertaken by an investment firm, where: (1) the investment firm is dealing in its own account, and the transaction activity is (2) undertaken to mitigate an inventory risk which is foreseen due to a possible incoming transaction, (3) undertaken before that foreseeable transaction has been executed, and (4) undertaken, at least partially, in the interest and benefit of the client or to facilitate the trade. The comment period ended on September 30, 2022. Federated Hermes is currently reviewing the Call for Evidence.
•    On July 29, 2022, the EBA issued a final report containing guidelines specifying the criteria under which NCAs may exempt certain investment firms from the IFR liquidity requirements. These guidelines specify the set of investment services and activities that are provided by an investment firm to be eligible for the exemption from liquidity requirements. The guidelines also specify that NCAs should have due consideration for ancillary services provided by an investment firm as well as for on- and off-balance-sheet positions, because such services or positions may give rise to liquidity risk.
•    On July 27, 2022, the FCA published a policy statement accompanied by finalized guidance and confirmed its plans to establish a new “Consumer Duty” intended to prove how FCA-registered firms service consumers by setting higher and clearer standards of consumer protection and require firms to put their customers’ needs first. The new “Consumer Duty” will include requirements for: (1) ending certain charges (referred to as “rip-off charges”); (2) improving the ability for consumers to switch or cancel products; (3) providing helpful and assessable customer support; (4) providing timely and clear information for financial decision-making; (5) providing suitable products; and (6) focusing on customer needs and circumstances. Firms generally have 12 months (or until July 31, 2023) to implement the new rules for all new and existing products, and an additional 12 months to implement the new rules for closed products that are no longer offered for sale. On October 5, 2022, the FCA issued additional guidance on the new “Consumer Duty.” Federated Hermes is currently reviewing the requirement of this new “Consumer Duty.”
•On July 21, 2022, the BoE, PRA and FCA published a Discussion Paper setting forth potential measures to oversee critical third parties (CTPs) to strengthen the resilience of services provided by such CTPs to the UK financial sector. The Discussion Paper sets out potential measures for how supervisory authorities could use their proposed powers to establish: (1) a framework for identifying potential CTPs; (2) minimum resilience standards; and (3) a framework for testing the resilience of material services provided by CTPs. The comment period ends on December 23, 2022. Federated Hermes is currently reviewing the Discussion Paper.
•    On July 20, 2022, ESMA published an updated Questions and Answers (Q&A) on cross-border marketing and cross-border management of alternative investment funds and UCITS. The Q&A confirmed that the responsibility for ensuring that marketing communications comply with the requirements of the regulation on the cross-border distribution of collective investment funds lies with the AIFM or the UCITS management company irrespective of any contractual relationship with a third-party distributor that distributes the fund. Federated Hermes continues to review this Q&A.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
•    On July 18, 2022, ESMA published an updated Q&A on the MiFIR. The Q&A clarifies that trades placed with the assistance of automated trade order management qualify as logarithmic trading and firms that use such trading must comply with Article 17 of MiFID II and RTS 6. Federated Hermes continues to review this Q&A.
•    On July 12, 2022, the FCA issued a Consultation Paper on “Margin requirements for non-centrally cleared derivatives: Amendments to BTOS 2016/2251” in which it sets out the PRA’s and FCA’s proposals to update the list of instruments as eligible collateral for bilateral margin, to introduce fallback transitional provisions for certain firms who come into the scope requirements for the first time, and to update the application of the requirements to central counterparties. The consultation period ended on October 12, 2022. Federated Hermes continues to review the Consultation Paper.
•    On July 11, 2022, ESMA issued a Consultation Paper on “The Clearing and Derivative Trading Obligations in View of the 2022 Status of the Benchmark Transition.” In the Consultation Paper, ESMA builds an initial set of changes created in the framework of the benchmark transition, with the discontinuation of rates such as LIBOR and the development of a new set of risk-free rates through a set of draft RTS. The consultation period ended on September 30, 2022. Federated Hermes continues to review the Consultation Paper.
•    On July 11, 2022, ESMA issued a Consultation Paper regarding “Amendment of Article 19 of CSDR RTS on Settlement Discipline” in which ESMA solicits views on a possible amendment to the Commission Delegated Regulation (EU) 2018/12291 with the aim of simplifying the process of collection and distribution of cash penalties for settlement fails relating to cleared transactions under Regulation (EU) No 909/2014 on Central Securities Depositories (CSDR). The consultation period ended on September 9, 2022. Federated Hermes continues to review the Consultation Paper.
•    On July 8, 2022, ESMA issued a Consultation Paper regarding “Consultation on Review of the Guidelines on MiFID II Product Governance Requirements” in which ESMA proposes to update the 2017 product governance guidelines. The main proposals in the draft guidelines relate to: (1) the specification of any sustainability-related objectives with which a product is compatible; (2) the practice of identifying a target market per cluster of products instead of per individual product (clustering approach); (3) the determination of a compatible distribution strategy where a distributor considers that a more complex product can be distributed under non-advised sales; and (4) the periodic review of products. The consultation period ended on October 7, 2022. Federated Hermes continues to review the Consultation Paper.
•    On July 5, 2022, the FCA issued a Consultation Paper on “Improving Equity Secondary Markets” in which the FCA sets forth proposals intended to improve how UK equity-based markets operate by changing, among other things, aspects of trade reporting and waivers from pre-trade transparency. The consultation period ended on August 16, 2022. Federated Hermes continues to review the Consultation Paper.
In addition to the above Regulatory Developments, the FCA, CBI and other global regulators continue to monitor investment management industry participants by examining various reports, financial statements and annual reports and conducting regular review meetings and inspections. They also continue to take enforcement action when determined necessary. For example, the FCA has recently fined broker-dealers and other investment-related firms for failures relating to the detection of market abuse and financial crime controls.
An EU FTT also continues to be discussed, although it remains unclear if or when an agreement will be reached regarding its adoption. The last proposal was to begin discussions at the EU level regarding the design of an EU FTT involving a gradual implementation by Member States based on the FTTs already implemented in France and Italy. Member States that would want to implement an FTT more quickly would have been permitted to do so. Member States were invited to provide input on the proposed approach to the EU FTT design, whether the FTTs in France and Italy would be a solid basis for an EU FTT, and whether an EU FTT should apply to equity derivative transactions. As attention continues on a post-Pandemic economy and as the EU and EU Member States continue to look to fund their budgets and the Pandemic-related measures that have been adopted, an EU FTT on securities transactions, or even bank account transactions, remains a potential additional source of revenue. The Council of the EU has recognized that the European Commission has clarified that, if there is no agreement by the end of 2022, the European Commission will, based on impact assessments, propose a new resource for the EU budget based on a new FTT and that the European Commission will endeavor to make those proposals by June 2024 with the FTT’s planned introduction by January 1, 2026. The Council also has indicated that further work will be required before final policy choices are made and an agreement on a possible FTT can be reached. The exact time needed to reach a final agreement on an EU FTT, implement any agreement and enact legislation is not known at this time. The weakened economy in Europe can increase the risk that additional jurisdictions propose to implement single-country FTTs. The Pandemic also could further delay agreement on, and the implementation of, an FTT in the EU, UK, or other European countries.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
The transition from LIBOR also continues. On March 5, 2021, Intercontinental Exchange, Inc. (ICE) published a feedback statement from ICE Benchmark Administration Limited, a wholly-owned subsidiary of ICE and the administrator of LIBOR, formally confirming its intention to: (1) cease the publication of the one-week and two-month USD LIBOR after December 31, 2021; (2) cease publication of the EUR, CHF, JPY and GBP LIBOR for all tenors after December 31, 2021; and (3) cease the publication of all other tenors of USD LIBOR after June 30, 2023. The LIBOR tenors specified in (1) and (2) above ceased to be published as of January 1, 2022. On September 29, 2021, to avoid disruption to legacy contracts that reference the 1-month, 3-month and 6-month GBP and JPY LIBOR tenors, the FCA required the LIBOR benchmark administrator to publish these tenors under a ‘synthetic’ methodology, based on term risk-free rates, for the duration of 2022. The synthetic panels are not intended for new issues, as the FCA also proposed to prohibit new use of overnight, 1-month, 3-month, 6- month and 12-month USD LIBOR, which will continue to be published through June 30, 2023. On April 5, 2022, the FSB issued a statement, “FSB Statement Welcoming a Smooth Transition Away from LIBOR,” in which it advised that (among other things): (1) given the significant use of USD LIBOR globally, firms must have plans in place to ensure their preparedness for the cessation of USD LIBOR; and (2) firms should have ceased new use of USD LIBOR, as the continued use of some USD LIBOR tenors through June 30, 2023 is intended only to allow legacy contracts to mature. On August 16, 2022, the FCA issued a statement (1) encouraging issuers of remaining LIBOR-linked bonds issued under English or other non-U.S. laws which make consent solicitation practicable to schedule consent solicitations to covert to fair alternative rates, (2) reminding issuers and bondholders that the publication of yen LIBOR will cease at the end of 2022, 1- and 6-month synthetic sterling LIBOR will cease at the end of March 2023, and U.S. dollar LIBOR will end at the end of June 2023, and (3) reminding issuers and bondholders that certain bonds issued under U.S. law may benefit from U.S. legislation to convert LIBOR rates at the end of June 2023.
Legislators and regulators in the U.S. and other countries are also working on the transition from LIBOR, with particular emphasis on legacy financial agreements that lack sufficient “fallback” language to transition to a new reference rate in the event of LIBOR’s cessation. In addition to efforts by the SEC, the Governors, the International Swaps and Directives Association (ISDA), the New York legislature, and others, on March 15, 2022, the Adjustable Interest Rate (LIBOR) Act of 2021 became law in the U.S. This legislation is the first U.S. federal law addressing the cessation of LIBOR and is similar to New York legislation passed in 2021 that implements fallback provisions that favor the transition to SOFR-plus a spread adjustment for contracts without effective fallback provisions to provide for a smooth transition process to replace the LIBOR reference rate in legacy contracts. The law directed the Governors to issue a rule to be approved by September 9, 2022, leaving only a small opportunity for comment and engagement with the financial industry. The Governors issued a proposed rule on July 28, 2022, and the comment period for the proposed rule ended on August 29, 2022.
The phase-out of LIBOR can cause the renegotiation or re-pricing of certain credit facilities, derivatives or other financial transactions to which investment management industry participants, including Federated Hermes and its products, customers or service providers, are parties, alter the accounting treatment of certain instruments or transactions, or have other unintended consequences, which, among other effects, could require additional internal and external resources, and can increase operating expenses. The extent of such renegotiation or re-pricing could be mitigated by the adoption of, or advocacy for, a historical five-year median difference spread adjustment methodology by certain regulators, self-regulatory organizations, and trade groups (including, for example, the Alternate Reference Rates Committee and ISDA). Federated Hermes has closely monitored regulatory statements and industry developments regarding the obligations of registered investment advisors and funds when recommending and purchasing securities or other investments that use LIBOR as a reference rate or benchmark. Federated Hermes has focused on identifying LIBOR-linked securities or other investments, including, but not limited to: derivatives contracts; floating-rate notes; municipal securities; and tranches of securitizations, including collateralized loan obligations. With respect to LIBOR-linked securities or other investments with maturities after the applicable LIBOR tenor cessation date, Federated Hermes has sought to proactively address transition-related questions with the issuers or lead arrangers of such securities and other investments, as applicable, including, for example, questions regarding transition events, benchmark replacement, and benchmark replacement adjustments. As necessary, Federated Hermes has sought to negotiate modifications to benchmark fallback language for such securities and other instruments to contemplate the permanent cessation of LIBOR. Federated Hermes will be continuing these efforts with respect to any remaining securities or other investments held by Federated Hermes’ products and strategies that continue to use a USD LIBOR tenor with a cessation date of June 30, 2023. For example, Federated Hermes has sent over 550 letters to issuers or lead arrangers setting forth its expectations regarding the transition from LIBOR. Federated Hermes also negotiated fall back language that provides for the use of an alternative reference rate or benchmark in its corporate credit facility and has an interest rate-based on SOFR-plus a spread in its U.S.-registered Federated Hermes Funds’ credit facility. Federated Hermes continues to monitor the impact that the transition from LIBOR will have on Federated Hermes and Federated Hermes’ products and strategies, customers, and service providers.
EU policymakers and regulators have also sought to establish a global corporate tax rate of 15 percent. The proposal has been hampered by resistance from numerous countries, including certain EU member states. On June 30, 2022, it was reported that

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
the French Prime Minister stated that the EU is working on alternative ways to implement a global corporate tax rate of 15 percent within the coming months despite the opposition of Hungary, Poland and potentially other EU Member States. On September 9, 2022, the finance ministers of Germany, France, Italy, Spain and the Netherlands pledged to swiftly introduce a minimum 15 percent effective corporate tax rate in their countries and indicated a desire to have the corporate tax rate in place by 2023.
With the transition to a new Prime Minister in the UK in the third quarter 2022, and market conditions, including continuing market volatility and inflation rates, the BoE and the UK government have taken actions aimed at addressing market and economic concerns. For example, on September 28, 2022, the BoE launched a market intervention plan aimed at restoring order to the UK’s bond market by increasing its purchase of UK government bonds. After the UK’s now former finance minister announced, on September 23, 2022, a £45 billion (or $50.5 billion) tax-cutting program and that the planned increase in the UK corporate tax rate from 19% to 25% from April 2023 would not occur, the then new (and recently resigned) UK prime minister announced on October 14, 2022, that the increase in the UK corporate tax rate to 25% would proceed in April 2023 as previously scheduled in order to increase public finances by approximately £18 billion (or $20 billion).
Federated Hermes continues to monitor, analyze, and assess the potential impact of current and previous Regulatory Developments, both domestic and international, on its Financial Condition, as well as plan for and implement certain changes in response to such Regulatory Developments. Federated Hermes also continues to monitor, analyze, and assess the potential impact of the Pandemic, Russia’s invasion of Ukraine, and the impact of an increasing interest rate environment on money market fund and other fund asset flows, and related asset mixes, as well as the degree to which these factors impact Federated Hermes’ institutional prime and municipal (or tax-exempt) money market business and Federated Hermes’ Financial Condition.
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
As of September 30, 2022, given the regulatory environment, the continuing Pandemic and the possibility of future additional regulation or oversight, Federated Hermes is unable to fully assess the impact of Regulatory Developments, and Federated Hermes’ efforts related thereto, on its Financial Condition. Federated Hermes is also unable to fully assess at this time whether, or the degree to which, any continuing efforts or potential options being evaluated in connection with modified or new Regulatory Developments ultimately will be successful. Modified or new Regulatory Developments in the current regulatory environment, and Federated Hermes’ efforts in responding to them, could have a material and adverse effect on Federated Hermes’ Financial Condition.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Asset Highlights
Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2022	2021
By Asset Class
Equity	$74,684	$97,425	(23)%
Fixed-Income	85,365	97,226	(12)
Alternative / Private Markets	20,182	22,064	(9)
Multi-Asset	2,902	3,692	(21)
Total Long-Term Assets	183,133	220,407	(17)
Money Market	441,294	413,713	7
Total Managed Assets	$624,427	$634,120	(2)%

By Product Type
Funds:
Equity	$40,633	$58,218	(30)%
Fixed-Income	44,896	60,262	(25)
Alternative / Private Markets	12,680	14,299	(11)
Multi-Asset	2,784	3,518	(21)
Total Long-Term Assets	100,993	136,297	(26)
Money Market	309,859	292,311	6
Total Fund Assets	410,852	428,608	(4)
Separate Accounts:
Equity	34,051	39,207	(13)
Fixed-Income	40,469	36,964	9
Alternative / Private Markets	7,502	7,765	(3)
Multi-Asset	118	174	(32)
Total Long-Term Assets	82,140	84,110	(2)
Money Market	131,435	121,402	8
Total Separate Account Assets	213,575	205,512	4
Total Managed Assets	$624,427	$634,120	(2)%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(in millions)	2022	2021		2022	2021
By Asset Class
Equity	$81,809	$100,076	(18)%	$86,543	$98,136	(12)%
Fixed-Income	87,042	93,685	(7)	90,419	89,676	1
Alternative / Private Markets	21,193	21,446	(1)	22,090	20,257	9
Multi-Asset	3,144	3,713	(15)	3,368	3,918	(14)
Total Long-Term Assets	193,188	218,920	(12)	202,420	211,987	(5)
Money Market	438,601	414,141	6	429,878	418,285	3
Total Average Managed Assets	$631,789	$633,061	0%	$632,298	$630,272	0%

By Product Type
Funds:
Equity	$45,135	$59,918	(25)%	$48,353	$58,471	(17)%
Fixed-Income	47,489	59,618	(20)	52,025	57,346	(9)
Alternative / Private Markets	13,432	13,704	(2)	14,158	12,882	10
Multi-Asset	3,012	3,533	(15)	3,222	3,732	(14)
Total Long-Term Assets	109,068	136,773	(20)	117,758	132,431	(11)
Money Market	301,940	289,566	4	289,577	293,320	(1)
Total Average Fund Assets	411,008	426,339	(4)	407,335	425,751	(4)
Separate Accounts:
Equity	36,674	40,158	(9)	38,190	39,665	(4)
Fixed-Income	39,553	34,067	16	38,394	32,330	19
Alternative / Private Markets	7,761	7,742	0	7,932	7,375	8
Multi-Asset	132	180	(27)	146	186	(22)
Total Long-Term Assets	84,120	82,147	2	84,662	79,556	6
Money Market	136,661	124,575	10	140,301	124,965	12
Total Average Separate Account Assets	220,781	206,722	7	224,963	204,521	10
Total Average Managed Assets	$631,789	$633,061	0%	$632,298	$630,272	0%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Equity Funds
Beginning Assets	$44,207	$59,933	$57,036	$54,312
Sales	2,581	2,655	10,210	11,758
Redemptions	(3,033)	(3,522)	(11,122)	(11,717)
Net Sales (Redemptions)	(452)	(867)	(912)	41
Net Exchanges	9	3	(145)	(360)
Acquisitions/(Dispositions)	0	408	0	408
Impact of Foreign Exchange[1]	(667)	(283)	(1,635)	(463)
Market Gains and (Losses)[2]	(2,464)	(976)	(13,711)	4,280
Ending Assets	$40,633	$58,218	$40,633	$58,218

Equity Separate Accounts
Beginning Assets	$36,781	$40,573	$39,680	$37,476
Sales[3]	2,552	1,677	8,510	5,700
Redemptions[3]	(1,918)	(2,185)	(8,463)	(7,938)
Net Sales (Redemptions)[3]	634	(508)	47	(2,238)
Net Exchanges	0	0	0	403
Impact of Foreign Exchange[1]	(520)	(227)	(1,205)	(471)
Market Gains and (Losses)[2]	(2,844)	(631)	(4,471)	4,037
Ending Assets	$34,051	$39,207	$34,051	$39,207

Total Equity
Beginning Assets	$80,988	$100,506	$96,716	$91,788
Sales[3]	5,133	4,332	18,720	17,458
Redemptions[3]	(4,951)	(5,707)	(19,585)	(19,655)
Net Sales (Redemptions)[3]	182	(1,375)	(865)	(2,197)
Net Exchanges	9	3	(145)	43
Acquisitions/(Dispositions)	0	408	0	408
Impact of Foreign Exchange[1]	(1,187)	(510)	(2,840)	(934)
Market Gains and (Losses)[2]	(5,308)	(1,607)	(18,182)	8,317
Ending Assets	$74,684	$97,425	$74,684	$97,425
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
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Fixed-Income Funds
Beginning Assets	$48,215	$58,486	$59,862	$53,557
Sales	3,956	7,273	13,711	24,724
Redemptions	(6,058)	(5,587)	(22,614)	(18,434)
Net Sales (Redemptions)	(2,102)	1,686	(8,903)	6,290
Net Exchanges	(17)	43	79	(10)
Acquisitions/(Dispositions)	0	17	0	17
Impact of Foreign Exchange[1]	(161)	(71)	(409)	(90)
Market Gains and (Losses)[2]	(1,039)	101	(5,733)	498
Ending Assets	$44,896	$60,262	$44,896	$60,262

Fixed-Income Separate Accounts
Beginning Assets	$38,038	$32,315	$37,688	$30,720
Sales[3]	3,725	5,662	8,385	9,982
Redemptions[3]	(526)	(1,017)	(2,357)	(3,872)
Net Sales (Redemptions)[3]	3,199	4,645	6,028	6,110
Net Exchanges	0	(50)	(1)	(48)
Impact of Foreign Exchange[1]	(70)	(18)	(151)	(34)
Market Gains and (Losses)[2]	(698)	72	(3,095)	216
Ending Assets	$40,469	$36,964	$40,469	$36,964

Total Fixed-Income
Beginning Assets	$86,253	$90,801	$97,550	$84,277
Sales[3]	7,681	12,935	22,096	34,706
Redemptions[3]	(6,584)	(6,604)	(24,971)	(22,306)
Net Sales (Redemptions)[3]	1,097	6,331	(2,875)	12,400
Net Exchanges	(17)	(7)	78	(58)
Acquisitions/(Dispositions)	0	17	0	17
Impact of Foreign Exchange[1]	(231)	(89)	(560)	(124)
Market Gains and (Losses)[2]	(1,737)	173	(8,828)	714
Ending Assets	$85,365	$97,226	$85,365	$97,226
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
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Alternative / Private Markets Funds
Beginning Assets	$13,911	$13,225	$14,788	$12,100
Sales	537	1,140	1,637	2,325
Redemptions	(835)	(494)	(2,020)	(1,483)
Net Sales (Redemptions)	(298)	646	(383)	842
Net Exchanges	3	0	7	(2)
Acquisitions/(Dispositions)	0	81	0	81
Impact of Foreign Exchange[1]	(1,013)	(345)	(2,390)	(225)
Market Gains and (Losses)[2]	77	692	658	1,503
Ending Assets	$12,680	$14,299	$12,680	$14,299

Alternative / Private Markets Separate Accounts
Beginning Assets	$7,874	$7,737	$8,132	$6,984
Sales[3]	409	179	1,069	802
Redemptions[3]	(94)	(39)	(505)	(227)
Net Sales (Redemptions)[3]	315	140	564	575
Impact of Foreign Exchange[1]	(625)	(209)	(1,440)	(136)
Market Gains and (Losses)[2]	(62)	97	246	342
Ending Assets	$7,502	$7,765	$7,502	$7,765

Total Alternative / Private Markets
Beginning Assets	$21,785	$20,962	$22,920	$19,084
Sales[3]	946	1,319	2,706	3,127
Redemptions[3]	(929)	(533)	(2,525)	(1,710)
Net Sales (Redemptions)[3]	17	786	181	1,417
Net Exchanges	3	0	7	(2)
Acquisitions/(Dispositions)	0	81	0	81
Impact of Foreign Exchange[1]	(1,638)	(554)	(3,830)	(361)
Market Gains and (Losses)[2]	15	789	904	1,845
Ending Assets	$20,182	$22,064	$20,182	$22,064
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
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Multi-Asset Funds
Beginning Assets	$3,001	$3,517	$3,608	$3,744
Sales	54	71	170	224
Redemptions	(130)	(99)	(397)	(779)
Net Sales (Redemptions)	(76)	(28)	(227)	(555)
Net Exchanges	0	9	6	27
Acquisitions/(Dispositions)	0	54	0	54
Market Gains and (Losses)[1]	(141)	(34)	(603)	248
Ending Assets	$2,784	$3,518	$2,784	$3,518

Multi-Asset Separate Accounts
Beginning Assets	$134	$182	$172	$204
Sales[2]	0	0	1	2
Redemptions[2]	(2)	(4)	(10)	(38)
Net Sales (Redemptions)[2]	(2)	(4)	(9)	(36)
Net Exchanges	0	0	0	1
Impact of Foreign Exchange[3]	0	0	0	(1)
Market Gains and (Losses)[1]	(14)	(4)	(45)	6
Ending Assets	$118	$174	$118	$174

Total Multi-Asset
Beginning Assets	$3,135	$3,699	$3,780	$3,948
Sales[2]	54	71	171	226
Redemptions[2]	(132)	(103)	(407)	(817)
Net Sales (Redemptions)[2]	(78)	(32)	(236)	(591)
Net Exchanges	0	9	6	28
Acquisitions/(Dispositions)	0	54	0	54
Impact of Foreign Exchange[3]	0	0	0	(1)
Market Gains and (Losses)[1]	(155)	(38)	(648)	254
Ending Assets	$2,902	$3,692	$2,902	$3,692
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
Changes in Total Long-Term Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Total Long-Term Fund Assets
Beginning Assets	$109,334	$135,161	$135,294	$123,713
Sales	7,128	11,139	25,728	39,031
Redemptions	(10,056)	(9,702)	(36,153)	(32,413)
Net Sales (Redemptions)	(2,928)	1,437	(10,425)	6,618
Net Exchanges	(5)	55	(53)	(345)
Acquisitions/(Dispositions)	0	560	0	560
Impact of Foreign Exchange[1]	(1,841)	(699)	(4,434)	(778)
Market Gains and (Losses)[2]	(3,567)	(217)	(19,389)	6,529
Ending Assets	$100,993	$136,297	$100,993	$136,297

Total Long-Term Separate Accounts Assets
Beginning Assets	$82,827	$80,807	$85,672	$75,384
Sales[3]	6,686	7,518	17,965	16,486
Redemptions[3]	(2,540)	(3,245)	(11,335)	(12,075)
Net Sales (Redemptions)[3]	4,146	4,273	6,630	4,411
Net Exchanges	0	(50)	(1)	356
Impact of Foreign Exchange[1]	(1,215)	(454)	(2,796)	(642)
Market Gains and (Losses)[2]	(3,618)	(466)	(7,365)	4,601
Ending Assets	$82,140	$84,110	$82,140	$84,110

Total Long-Term Assets
Beginning Assets	$192,161	$215,968	$220,966	$199,097
Sales[3]	13,814	18,657	43,693	55,517
Redemptions[3]	(12,596)	(12,947)	(47,488)	(44,488)
Net Sales (Redemptions)[3]	1,218	5,710	(3,795)	11,029
Net Exchanges	(5)	5	(54)	11
Acquisitions/(Dispositions)	0	560	0	560
Impact of Foreign Exchange[1]	(3,056)	(1,153)	(7,230)	(1,420)
Market Gains and (Losses)[2]	(7,185)	(683)	(26,754)	11,130
Ending Assets	$183,133	$220,407	$183,133	$220,407
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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Nine Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
By Asset Class
Money Market	68%	66%	37%	19%
Equity	14%	16%	38%	52%
Fixed-Income	14%	14%	15%	18%
Alternative / Private Markets	3%	3%	7%	8%
Multi-Asset	1%	1%	2%	2%
Other	—%	—%	1%	1%
By Product Type
Funds:
Money Market	46%	46%	34%	16%
Equity	8%	9%	29%	41%
Fixed-Income	8%	9%	12%	15%
Alternative / Private Markets	2%	2%	5%	5%
Multi-Asset	1%	1%	2%	2%
Separate Accounts:
Money Market	22%	20%	3%	3%
Equity	6%	7%	9%	11%
Fixed-Income	6%	5%	3%	3%
Alternative / Private Markets	1%	1%	2%	3%
Other	—%	—%	1%	1%
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
Total average managed assets remained flat for the three and nine months ended September 30, 2022, as compared to the same periods in 2021. As of September 30, 2022, total managed assets decreased 2% from September 30, 2021. Average money market assets increased 6% and 3% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. Period-end money market assets increased 7% at September 30, 2022 as compared to September 30, 2021. Average equity assets decreased 18% and 12% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. Period-end equity assets decreased 23% at September 30, 2022 as compared to September 30, 2021 primarily due to market depreciation, net redemptions and foreign exchange rate fluctuations. Average fixed-income assets decreased 7% and increased 1% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. Period-end fixed-income assets decreased 12% at September 30, 2022 as compared to September 30, 2021 primarily due to market depreciation and net redemptions. Average alternative/private market assets decreased 1% and increased 9% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. Period-end alternative/private market assets decreased 9% at September 30, 2022 as compared to September 30, 2021 primarily due to foreign exchange rate fluctuations, partially offset by market appreciation.
Continuing elevated inflation, rapid and large increases in the fed funds target rate and signs of softening in the economy undercut equity and bond returns for a third straight quarter for the three months ended September 30, 2022. August headline and core personal consumption expenditure prices accelerated, while overseas, eurozone consumer prices increased an annualized 10% in September 2022 and are expected to worsen as the Russian-Ukraine war puts further upward pressure on

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
already high energy prices. Against the backdrop of a strong labor market where job openings outnumber the unemployed, the FOMC focused on attempts to rein in inflation with back-to-back 75 basis-point increases at its July and September 2022 meetings. The central bank in September 2022 also indicated that additional increases totaling 125 basis points are likely by the end of the year. For the third quarter, the Dow Jones Industrial Average returned -6.7%, the S&P returned -5.3% and the Nasdaq Composite returned -4.1%. Overseas, the MSCI World ex USA Index returned -9.8% and the MSCI All Country World ex USA Index returned -10.6%. In fixed-income markets, the combination of interest rates at generational lows to start the year and the biggest spike in inflation in decades saw all sectors within the taxable bond market post negative returns, with the broad-based Bloomberg US Aggregate Bond Index returning -4.8% during the quarter, lowering its year-to-date return to -14.6%, a record decline for the first nine months of a year.
Results of Operations
Revenue. Revenue increased $54.6 million for the three-month period ended September 30, 2022 as compared to the same period in 2021 primarily due to a decrease of $109.2 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact). This increase was partially offset by a decrease in equity and fixed-income revenue of $45.9 million and $10.8 million, respectively, due to lower average assets.
Revenue increased $93.1 million for the nine-month period ended September 30, 2022 as compared to the same period in 2021 primarily due to a decrease of $224.9 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact). This increase was partially offset by (1) a decrease in equity revenue of $100.2 million due to lower average assets, (2) a decrease in fixed-income revenue of $12.5 million due to a change in the mix of average assets, (3) a decrease in performance fees of $6.7 million and (4) a decrease of $5.5 million in carried interest (including the impact of foreign exchange rate fluctuations) primarily related to carried interest recorded in the first quarter 2021 as a result of the initial consolidation of certain VIEs.
For the nine-month periods ended September 30, 2022 and 2021, Federated Hermes’ ratio of revenue to average managed assets was 0.22% and 0.21%, respectively. The increase in the rate was primarily due to the increase in revenue from lower Voluntary Yield-related Fee Waivers, partially offset by a decrease in revenue from lower average equity assets during the first nine months of 2022 compared to the same period in 2021.
Operating Expenses. Total Operating Expenses for the three-month period ended September 30, 2022 increased $56.2 million as compared to the same period in 2021 primarily due to an increase of $52.5 million in Distribution expense related to an increase of $72.3 million resulting from a decrease in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact), partially offset by a decrease in competitive payments ($8.1 million), a decrease due to lower average equity fund assets ($5.2 million) and a decrease due to the mix of average money market fund assets ($4.8 million).
Total Operating Expenses for the nine-month period ended September 30, 2022 increased $97.8 million as compared to the same period in 2021. Distribution expense increased $102.8 million primarily related to an increase of $138.4 million due to a decrease in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact), partially offset by a decrease due to a change in the mix of average money market fund assets ($12.3 million), a decrease due to lower average equity fund assets ($12.2 million) and a decrease in competitive payments ($7.2 million). Compensation and Related expense decreased $19.7 million primarily due to (1) a decrease of $13.9 million due to the decrease in the average GBP/USD exchange rate for the nine-month period ended September 30, 2022 as compared to the same period in 2021 and (2) a decrease of $4.7 million related primarily to the compensation expense recorded in the first quarter 2021 as a result of the initial consolidation of certain VIEs.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net decreased $5.8 million for the three-month period ended September 30, 2022 as compared to the same period in 2021. The decrease is primarily due to a $6.2 million decrease in Gain (Loss) on Securities, net primarily due to a larger decrease in the market value of investments in the third quarter 2022 as compared to the same period in 2021.
Nonoperating Income (Expenses), net decreased $49.0 million for the nine-month period ended September 30, 2022 as compared to the same period in 2021. The decrease is primarily due to a $46.4 million decrease in Gain (Loss) on Securities, net primarily due to a decrease in the market value of investments in the first nine months of 2022 as compared to an increase in the market value of investments during the same period in 2021.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Income Taxes. The income tax provision was $21.6 million for the three-month period ended September 30, 2022 as compared to $23.2 million for the same period in 2021. The effective tax rate was 24.3% for the three-month period ended September 30, 2022 as compared to 24.0% for the same period in 2021.
The income tax provision was $58.1 million for the nine-month period ended September 30, 2022 as compared to $83.4 million for the same period in 2021. The decrease in the income tax provision was primarily due to (1) a $14.5 million increase to deferred tax expense recorded in the second quarter 2021 associated with the change in the UK tax rate from 19% to 25% effective April 1, 2023 and (2) lower income before income taxes ($10.6 million). The effective tax rate was 25.2% for the nine-month period ended September 30, 2022 as compared to 29.3% for the same period in 2021. The decrease in the effective tax rate was primarily due to the increase in deferred tax expense recorded in the second quarter 2021 associated with the UK tax rate increase.
Net Income Attributable to Federated Hermes, Inc. Net income decreased $1.9 million for the three-month period ended September 30, 2022 as compared to the same period in 2021, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended September 30, 2022 increased $0.05 as compared to the same period in 2021 primarily due to a decrease in shares outstanding resulting from share repurchases ($0.07), partially offset by decreased net income ($0.02).
Net income decreased $18.7 million for the nine-month period ended September 30, 2022 as compared to the same period in 2021, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the nine-month period ended September 30, 2022 decreased $0.02 as compared to the same period in 2021 primarily due to decreased net income ($0.19), partially offset by a decrease in shares outstanding resulting from share repurchases ($0.17).
Liquidity and Capital Resources
Liquid Assets. At September 30, 2022, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $508.2 million as compared to $492.7 million at December 31, 2021. The change in liquid assets is discussed below.
At September 30, 2022, Federated Hermes’ liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), Russia, China and certain other countries subject to economic sanctions. Federated Hermes’ experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $251 million in AUM) that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes’ credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $191.5 million for the nine months ended September 30, 2022 as compared to $101.0 million for the same period in 2021. The increase in cash provided was primarily due to (1) a net decrease of $103.4 million in cash paid for trading securities for the nine months ended September 30, 2022 as compared to the same period in 2021, (2) an increase in cash received related to the $93.1 million increase in revenue previously discussed, (3) a decrease of $9.0 million in cash paid for incentive compensation for the nine months ended September 30, 2022 as compared to the same period in 2021 and (4) a decrease of $6.0 million in cash paid for taxes for the nine months ended September 30, 2022 as compared to the same period in 2021. These increases in cash were partially offset by (1) an increase in cash paid related to the $102.8 million increase in Distribution expense previously discussed, (2) the $28.0 million initial closing payment for the CWH acquisition (see Note (3)) and (3) an increase of $6.2 million in cash paid for interest for the nine months ended September 30, 2022 as compared to the same period in 2021 primarily related to the $350.0 million Notes issued in March 2022.
Cash Used by Investing Activities. During the nine-month period ended September 30, 2022, net cash used by investing activities was $1.3 million, which represented $18.6 million paid for purchases of Investments—Affiliates and Other and $4.1 million paid for property and equipment, partially offset by $21.4 million in cash received from redemptions of Investments—Affiliates and Other.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Cash Used by Financing Activities. During the nine-month period ended September 30, 2022, net cash used by financing activities was $90.0 million due primarily to (1) $311.7 million of debt payments, (2) $211.2 million of treasury stock purchases and (3) $73.8 million or $0.81 per share of dividends paid to holders of Federated Hermes common shares. These decreases in cash were partially offset by (1) $488.3 million of new borrowings, including amounts borrowed under Federated Hermes’ revolving credit facility and the proceeds from the $350.0 million in Notes issued in March 2022 and (2) $50.1 million of contributions from noncontrolling interests in subsidiaries.
Long-term Debt. On March 17, 2022, pursuant to a Note Purchase Agreement, Federated Hermes issued unsecured senior Notes in the aggregate amount of $350.0 million at a fixed interest rate of 3.29% per annum, payable semiannually in arrears on the 17th day of March and September in each year of the agreement. The entire principal amount of the Notes will become due March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of September 30, 2022, the outstanding balance of Federated Hermes’ Notes Payable was $347.5 million, net of unamortized issuance costs in the amount of $2.5 million, and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were or will be used to supplement its cash flow from operations, to fund share repurchases and potential acquisitions, to partially pay down Federated Hermes’ debt under the Credit Agreement and for other general corporate purposes. See Note (11) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
As of September 30, 2022, Federated Hermes’ Credit Agreement consists of a $350.0 million revolving credit facility with an additional $200.0 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of September 30, 2022, Federated Hermes has $300.0 million available to borrow under the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information on the Credit Agreement.
Both the Note Purchase Agreement and Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the nine months ended September 30, 2022. An interest coverage ratio of at least 4 to 1 is required and, as of September 30, 2022, Federated Hermes’ interest coverage ratio was 57 to 1. A leverage ratio of no more than 3.0 to 1 is required and, as of September 30, 2022, Federated Hermes’ leverage ratio was 0.9 to 1.
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
On October 27, 2022, Federated Hermes’ board of directors declared a $0.27 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of November 8, 2022 to be paid on November 15, 2022.
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
Investments—Consolidated Investment Companies at September 30, 2022 increased $1.7 million from December 31, 2021 primarily due to an increase of (1) $23.1 million related to the consolidation of a VIE and a VRE and (2) $14.8 million in net purchases in existing consolidated funds during the first nine months of 2022. These increases were partially offset by a decrease of (1) $20.3 million net depreciation on existing consolidated funds during the first nine months of 2022 and (2) $15.9 million related to the deconsolidation of VREs.
Investments—Affiliates and Other at September 30, 2022 decreased $18.4 million from December 31, 2021 primarily due to (1) $17.8 million in net depreciation, (2) a decrease of $4.3 million related to the consolidation of a VIE and a VRE which reclassified Federated Hermes' investments into Investments—Consolidated Investment Companies, (3) a decrease of $3.6 million due to foreign exchange rate fluctuations on existing investments and (4) $2.9 million in net redemptions. These decreases were partially offset by an increase of $10.1 million related to the deconsolidation of a VRE in the first nine months of 2022 which reclassified Federated Hermes’ investment into Investments—Affiliates and Other.
Intangible Assets, net at September 30, 2022 decreased $64.4 million from December 31, 2021 primarily due to a $55.8 million decrease in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations and $9.3 million of amortization expense.
Right-of-Use Assets, net at September 30, 2022 decreased $15.0 million from December 31, 2021 due primarily to annual amortization and Long-Term Lease Liabilities at September 30, 2022 decreased $16.9 million from December 31, 2021 primarily due to payments made on leases during 2022.
Accrued Compensation and Benefits at September 30, 2022 decreased $44.1 million from December 31, 2021 primarily due to the 2021 accrued annual incentive compensation being paid in the first quarter 2022 ($123.4 million), partially offset by 2022 incentive compensation accruals recorded at September 30, 2022 ($78.3 million).
In July 2022, Federated Hermes’ board of directors authorized the retirement of 10 million treasury shares which restored these shares to authorized but unissued status. Federated Hermes recorded a $313.8 million reduction to Treasury Stock, at cost using the specific-identification method and a $42.7 million reduction to Class B common stock, at cost using the average cost method. The difference was recorded as a reduction to Retained Earnings and Additional Paid-In Capital from Treasury Stock Transactions. There was no impact to total equity as a result of this non-cash transaction.
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
The uncertainty caused by the Pandemic resulted in management determining that an indicator of potential impairment existed beginning in the first quarter 2020 for certain indefinite-lived intangible assets totaling £150.3 million ($167.8 million as of September 30, 2022) acquired in connection with the 2018 acquisition of a controlling interest in FHL. A discounted cash flow

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
analysis resulted in no impairment as of each quarter end since the first quarter of 2020 as the estimated fair value of these intangible assets exceeded the carrying value. An additional discounted cash flow analysis prepared as of September 30, 2022 resulted in the estimated fair value exceeding the carrying value by less than 10%. The key assumptions in the discounted cash flow analysis include revenue growth rates, pre-tax profit margins and the discount rate applied to the projected cash flows. The risk of future impairment increases with a decrease in projected cash flows and/or an increase in the discount rate. As of September 30, 2022, assuming all other assumptions remain static, an increase or decrease of 10% in projected revenue growth rates would result in a corresponding change to estimated fair value of approximately 5%. An increase or decrease of 10% in pre-tax profit margins would result in a corresponding change to estimated fair value of approximately 12%. An increase or decrease in the discount rate of 25 basis points would result in an inverse change to estimated fair value of approximately 2%. Further reductions to the AUM, revenues and earnings or increases in the discount rate associated with these intangible assets may result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which may result in an impairment. For additional information on risks related to the Pandemic, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021.
Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2022, there were no material changes to Federated Hermes’ exposures to market risk that would require an update to the disclosures provided in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021.
Part I, Item 4. Controls and Procedures
(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes’ President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated Hermes’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated Hermes’ disclosure controls and procedures were effective at September 30, 2022.
(b)There has been no change in Federated Hermes’ internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, Federated Hermes’ internal control over financial reporting.
Part II, Item 1. Legal Proceedings
Information regarding this Item is contained in Note (17) to the Consolidated Financial Statements.
Part II, Item 1A. Risk Factors
As discussed in Item 1A – Risk Factors – General Risk Factors – Economic and Market Risks – Potential Adverse Effects of a Decline or Disruption in the Economy or Markets in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021, geopolitical tensions or military escalation or other instability in certain countries or regions, and technology-related interruptions or cyber-attacks, can cause or contribute to volatility, illiquidity, economic or market downturns, loss of value, market and supply-chain disruptions or other conditions and have potentially adverse effects. See also Item 1A – Risk Factors – General Risk Factors – Other General Risks – Potential Adverse Effects of Unpredictable Events or Consequences (including the Pandemic) in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021. Russia’s February 24, 2022 invasion of Ukraine and annexation of Ukrainian territory has generated substantial geopolitical uncertainty in Europe that has disrupted the European and global energy and other markets. Russia’s aggression also has led to sanctions being imposed against Russia, certain Russian nationals, and Belarus. Based on the Russian government’s aggression in Ukraine, many countries around the world - including the U.S., UK, Canada, Germany, and France - reduced Russia’s access to the world’s financial system through sanctions ranging from freezing assets to removing Russian banks from the SWIFT global transactions banking network, among others. Sanctions can result, among other effects, in the devaluation of Russian currency, downgrades in the country’s credit rating, and/or a decline in the value and liquidity of Russian securities, property or interests. These sanctions can also result in the freeze of Russian securities and/or funds invested in prohibited assets, impairing the ability to buy, sell, receive, or deliver those securities and/or assets. These sanctions or the threat of additional sanctions could also result in Russia taking counter measures or retaliatory actions, which may further impair the value and liquidity of Russian securities. For example, the Russian invasion of Ukraine has increased, or created the possibility of increased, cybersecurity attacks. Economic sanctions and other actions against Russian institutions, companies, and individuals resulting from the ongoing conflict can also have a substantial negative impact on other economies and securities markets both regionally and globally, as well as on companies with operations in the conflict region. Any further sanctions, actions or escalation of cyber-attacks can exacerbate these risks. The impact of these geopolitical tensions and escalation, and resulting sanctions, actions, and escalation of cyber-attacks, is uncertain and can vary, including in material ways. Federated Hermes’ will continue to monitor developments regarding these geopolitical tensions and military escalation, and the resulting sanctions, actions, and escalation of cyber activity, and assess their impact on Federated Hermes’ Financial Condition.
Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) not applicable.
(b) not applicable.
(c) The following table summarizes stock repurchases under Federated Hermes’ share repurchase program during the third quarter 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July[2]	90,300	$31.91	85,000	5,077,000
August[2]	2,000	3.00	0	5,077,000
September	119,585	33.86	119,585	4,957,415
Total	211,885	$32.74	204,585	4,957,415
1    In December 2021, the board of directors authorized a share repurchase program with no stated expiration date that allowed the repurchase of up to 7.5 million shares of Class B common stock. This program was fulfilled in September 2022. In June 2022, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of September 30, 2022. See Note (13) to the Consolidated Financial Statements for additional information on these programs.
2    In July and August 2022, 5,300 and 2,000 shares, respectively, of Class B common stock with a weighted-average price of $3.00 per share were repurchased as employees forfeited restricted stock.

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

Federated Hermes, Inc.
(Registrant)

Date	November 1, 2022	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	November 1, 2022	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer