Form 10-K
period 2022-12-31
FEDERATED HERMES, INC.
filed 2023-02-24
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒
The aggregate market value of the Class B common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $2.7 billion, based on the New York Stock Exchange closing price. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are affiliates within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B common stock outstanding on February 17, 2023, was 9,000 and 89,275,935, respectively.

Documents incorporated by reference:
Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2023 Information Statement.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-K constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that can cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “projection,” “assume,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management’s assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: the coronavirus, its impact and plans in response; asset flows, levels, values and mix; business mix; the level, timing, degree and impact of changes in interest rates or yields; fee rates and recognition; sources and levels of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain certain fund expense ratios, to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether and under what circumstances Fee Waivers could be implemented; the integration of environmental, social and governance factors, the impact of market volatility, liquidity and other market conditions; whether and when revenue or expense is recognized; whether performance fees or carried interest will be earned or clawed-back; whether and when capital contributions could be made; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the timing and amount of acquisition-related payment obligations; payment obligations pursuant to employment or incentive arrangements; vesting rights and requirements; business and market expansion opportunities, including acceleration of global growth; interest and principal payments or expenses; taxes, tax rates, tax elections, deferred tax assets and the impact of tax law changes; tax treatment of dividends from non-U.S. subsidiaries; benefits of foreign net operating losses and deferred tax assets; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes’ product and market performance and Federated Hermes’ performance indicators; investor preferences; product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; legal proceedings; regulatory matters, including the pace, level, focus, scope, timing, impact, effects and other consequences of regulatory developments; the attractiveness and resiliency of money market funds; dedication of resources; accounting-related assessments, judgments and determinations; compliance, and related legal, compliance and other professional services expenses; interest rate, concentration, market, currency and other risks; impact or potential impact of risks on Federated Hermes’ financial condition; and various other items set forth under Item 1A - Risk Factors. Among other risks and uncertainties, market conditions could change significantly and impact Federated Hermes’ business and results, including by changing Federated Hermes’ asset flows, levels, and mix, and business mix, which could cause a decline in revenues and net income, result in impairments and increase the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes’ success in developing, structuring and distributing its products and strategies, potential changes in assets under management and/or changes in the terms of distribution and shareholder services contracts with intermediary customers who offer Federated Hermes’ products to other customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes’ risks and uncertainties also include liquidity and credit risks in Federated Hermes’ money market funds and revenue risk, which will be affected by yield levels in money market fund products, changes in fair values of assets under management, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such products. Many of these factors could be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness of such statements in the future. For more information on these items and additional risks that could impact the forward-looking statements, see Item 1A - Risk Factors.

Part I
ITEM 1 – BUSINESS
General
Federated Hermes, Inc. a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, Federated Hermes) is a global leader in active, responsible investing with $668.9 billion in assets under management (AUM or managed assets) at December 31, 2022. Federated Hermes has been in the investment management business since 1955 and is one of the largest investment managers in the United States (U.S.). Federated Hermes also provides stewardship services to customers seeking a range of solutions for engagement, advocacy, active ownership and impact. In seeking to enhance long-term investment performance for its customers and clients, Federated Hermes has taken steps to integrate the proprietary insights from fundamental environmental, social and governance (ESG) factors and engagement research into nearly all of its investment strategies.
Federated Hermes operates in one operating segment, the investment management business. Federated Hermes sponsors, markets and provides investment-related services to various investment products, including sponsored investment companies and other funds (Federated Hermes Funds) and Separate Accounts (which include separately managed accounts (SMAs), institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. In addition, Federated Hermes markets and provides stewardship and real estate development services to various domestic and international companies. Federated Hermes’ principal source of revenue is investment advisory fees earned by various domestic and foreign subsidiaries pursuant to investment advisory contracts and based primarily upon the AUM of the investment products and strategies. Domestic advisory subsidiaries are registered as investment advisors under the Investment Advisers Act of 1940 (Advisers Act), while foreign advisory subsidiaries are registered in the U.S. and/or with foreign regulators.
Federated Hermes provides investment advisory services to 174 Federated Hermes Funds as of December 31, 2022. Federated Hermes markets these funds to institutional customers and banks, broker/dealers and other financial intermediaries who use them to meet the needs of customers and/or clients (collectively including intermediaries, customers), including, among others, retail investors, corporations and retirement plans. The Federated Hermes Funds are domiciled in the U.S., as well as Ireland, the United Kingdom (UK), Luxembourg, Guernsey, Jersey and the Cayman Islands. Most of Federated Hermes’ U.S.-domiciled funds are registered under the Investment Company Act of 1940 (1940 Act) and under other applicable federal laws. Each U.S.-domiciled registered fund enters into an advisory agreement that is subject to annual approval by the fund’s board of directors or trustees, a majority of whom are not interested persons, as defined under the 1940 Act, of either the funds or Federated Hermes. In general, material amendments to such advisory agreements must be approved by a fund’s shareholders. These advisory agreements are generally terminable upon 60 days’ notice to the investment advisor. See Item 1A - Risk Factors - Specific Risk Factors - Potential Adverse Effects of Termination or Failure to Renew Advisory Agreements for additional information on Federated Hermes’ advisory agreements.
Of the 174 Federated Hermes Funds, Federated Hermes’ investment advisory subsidiaries managed 23 money market funds with $335.9 billion in AUM, 45 equity funds with $43.3 billion in AUM, 55 fixed-income funds with $43.2 billion in AUM, 46 alternative/private markets funds with $13.1 billion in AUM and five multi-asset funds with $2.9 billion in AUM.
As of December 31, 2022, Federated Hermes provided investment advisory services to $230.5 billion in Separate Account assets. These Separate Accounts represent assets of government entities, high-net-worth individuals, pension and other employee benefit plans, corporations, trusts, foundations, endowments, sub-advised funds and other accounts or products owned or sponsored by third parties. Fees for Separate Accounts are typically based on AUM pursuant to investment advisory agreements that are generally terminable upon notice to Federated Hermes (or, in certain cases, after a 30-day, 60-day or similar notice period).
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
Assets Under Management
Total AUM are composed of Federated Hermes Funds and Separate Accounts and represent the balance of AUM at a point in time. Total managed assets for the past two years were as follows:

	As of December 31,		2022 vs. 2021
dollars in millions	2022	2021
Equity	$81,523	$96,716	(16)%
Fixed-Income	86,743	97,550	(11)
Alternative / Private Markets	20,802	22,920	(9)
Multi-Asset	2,989	3,780	(21)
Total Long-Term Assets	192,057	220,966	(13)
Money Market	476,844	447,907	6
Total Managed Assets	$668,901	$668,873	0%
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

	Year Ended December 31,			2022 vs. 2021	2021 vs. 2020
dollars in millions	2022	2021	2020
Equity	$84,793	$98,040	$80,591	(14)%	22%
Fixed-Income	89,776	91,564	74,403	(2)	23
Alternative / Private Markets	21,799	20,754	18,206	5	14
Multi-Asset	3,273	3,879	3,813	(16)	2
Total Long-Term Assets	199,641	214,237	177,013	(7)	21
Money Market	432,992	418,562	436,895	3	(4)
Total Average Managed Assets	$632,633	$632,799	$613,908	0%	3%
Changes in Federated Hermes’ average asset mix year-over-year across both asset classes and product/strategy types have a direct impact on Federated Hermes’ operating income. Asset mix impacts Federated Hermes’ total revenue due to the difference in the fee rates earned on each asset class and product/strategy type per invested dollar. Generally, advisory fees charged for services provided to multi-asset and equity products and strategies are higher than advisory fees charged to alternative/private markets and fixed-income products and strategies, which in turn are higher than advisory fees charged to money market products and strategies. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size or structure of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds.

Revenue
Federated Hermes’ revenue from investment advisory, administrative and other service fees over the last three years were as follows:

	Year Ended December 31,			2022 vs. 2021	2021 vs. 2020
dollars in thousands	2022	2021	2020
Investment Advisory Fees, net	$1,011,631	$915,984	$1,011,467	10%	(9)%
Administrative Service Fees, net	294,557	306,639	318,152	(4)	(4)
Other Service Fees, net	139,626	77,824	118,649	79	(34)
Total Revenue	$1,445,814	$1,300,447	$1,448,268	11%	(10)%
Investment Products and Strategies
Federated Hermes offers a wide range of products and strategies, including money market, equity, fixed-income, alternative/private markets and multi-asset investments. Federated Hermes’ offerings include products and strategies expected to be in demand under a variety of economic and market conditions. Federated Hermes has structured its investment process to meet the requirements of fiduciaries and others who use Federated Hermes’ products and strategies to meet the needs of their customers. Fiduciaries typically have stringent demands regarding portfolio composition, risk and investment performance.
Federated Hermes, which began selling money market fund products to institutions in 1974, is one of the largest U.S. managers of money market assets, with $476.8 billion in AUM at December 31, 2022. Federated Hermes has developed expertise in managing cash for institutions, which typically have strict requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated Hermes also manages retail money market products that are typically distributed through broker/dealers. At December 31, 2022, Federated Hermes managed money market assets across a wide range of categories: government ($322.3 billion); prime ($145.6 billion); and municipal (or tax-exempt) ($8.9 billion).
Federated Hermes’ equity assets totaled $81.5 billion at December 31, 2022 and are managed across a wide range of categories including: value and income ($37.4 billion); international/global ($27.1 billion); growth ($12.9 billion); and blended ($4.1 billion).
Federated Hermes’ fixed-income assets totaled $86.7 billion at December 31, 2022 and are managed across a wide range of categories including: multisector ($55.6 billion); high-yield ($13.8 billion); municipal (or tax-exempt) ($7.4 billion); U.S. corporate ($4.4 billion); U.S. government ($3.9 billion); international/global ($1.1 billion); and mortgage-backed ($0.5 billion).
Federated Hermes’ alternative/private markets and multi-asset investments totaled $20.8 billion and $3.0 billion, respectively, at December 31, 2022. Federated Hermes’ alternative/private markets assets are managed across a wide range of categories including: real estate ($7.8 billion); private equity ($4.6 billion); other alternative ($3.9 billion); infrastructure ($3.7 billion); bear market ($0.6 billion); and market neutral ($0.2 billion).
Investment products are generally managed by a team of portfolio managers supported by fundamental and quantitative research analysts. Federated Hermes’ proprietary, independent investment research process is centered on the integration of several disciplines including: fundamental research and credit analysis; ESG integrated investment strategies; quantitative research models; style-consistent and disciplined portfolio construction and management; performance attribution; and trading.
See Note (4) to the Consolidated Financial Statements for information on revenue concentration risk.
Distribution Channels and Product Markets
Federated Hermes’ distribution strategy is to provide investment management products and services to more than 11,000 institutions and intermediaries, including, among others, banks, broker/dealers, registered investment advisors, government entities, corporations, insurance companies, foundations and endowments. Federated Hermes uses its trained sales force of more than 200 representatives and managers, backed by an experienced support staff, to offer its products and strategies, add new customer relationships and strengthen and expand existing relationships.

Federated Hermes’ investment products and strategies are offered and distributed in three markets. These markets, and the relative percentage of managed assets at December 31, 2022 attributable to such markets, are as follows: U.S. financial intermediary (63%); U.S. institutional (28%); and international (9%).
U.S. Financial Intermediary Federated Hermes offers and distributes its products and strategies in this market through a large, diversified group of over 6,500 national, regional and independent broker/dealers, banks and registered investment advisors. Financial intermediaries use Federated Hermes’ products to meet the needs of their customers, who are often retail investors. Federated Hermes offers a full range of products to these customers, including Federated Hermes Funds and Separate Accounts (including private funds). As of December 31, 2022, managed assets in the U.S. financial intermediary market included $317.9 billion in money market assets, $55.1 billion in equity assets, $39.8 billion in fixed-income assets, $2.6 billion in multi-asset and $0.8 billion in alternative/private markets assets.
U.S. Institutional Federated Hermes offers and distributes its products and strategies to a wide variety of domestic institutional customers including, among others, government entities, not-for-profit entities, corporations, corporate and public pension funds, foundations, endowments and non-Federated Hermes investment companies or other funds. As of December 31, 2022, managed assets in the U.S. institutional market included $144.0 billion in money market assets, $42.5 billion in fixed-income assets, $2.9 billion in equity assets, $0.6 billion in alternative/private markets assets and $0.4 billion in multi-asset.
International Federated Hermes manages assets from non-U.S. institutional and financial intermediary customers through subsidiaries focused on gathering assets in Europe, the Middle East, Canada, Latin America and the Asia Pacific region. As of December 31, 2022, managed assets in the international market included $23.5 billion in equity assets, $19.4 billion in alternative/private markets assets, $15.0 billion in money market assets and $4.5 billion in fixed-income assets.
Competition
As of December 31, 2022, Federated Hermes had $438.4 billion of Federated Hermes Fund AUM and $230.5 billion of Separate Account AUM. Of the Separate Account AUM, $32.1 billion related to SMAs.
The investment management business is highly competitive across all types of investment products and strategies, including mutual funds, exchange traded funds (ETFs), SMAs, institutional accounts, sub-advised funds and other managed products and strategies. Competition is particularly intense among mutual fund and ETF providers. According to the Investment Company Institute (ICI), at the end of 2022, there were over 7,000 open-end mutual funds and over 2,800 ETFs of varying sizes and investment objectives whose shares are currently being offered.
In addition to competition from other mutual fund managers, ETF providers and investment advisors, Federated Hermes competes with investment alternatives offered by insurance companies, commercial banks, broker/dealers, deposit brokers, private markets/alternative product managers and other financial institutions. Federated Hermes launched its first ETFs - two fixed-income, fully transparent ETFs - in December 2021 and a dividend income equity ETF in November 2022.
Competition for sales of investment products and strategies is influenced by various factors, including investment performance, attainment of stated objectives, yields and total returns, fees and expenses, advertising and sales promotional efforts, investor confidence and preference, relationships with intermediaries and other customers and type and quality of services.
Regulatory Matters
Federated Hermes and its investment management business are subject to extensive regulation both within and outside the U.S. Federated Hermes and its products, such as the Federated Hermes Funds, and strategies are subject to: various federal securities laws, such as the Securities Act of 1933 (1933 Act), the Securities Act of 1934 (1934 Act), 1940 Act, and Advisers Act; state laws regarding securities fraud and registration; regulations or other rules promulgated by various regulatory authorities, or other authorities. Various laws and regulations that have or are expected to be re-examined, modified, or reversed, or that become effective, and any new proposed laws, rules, regulations and directives or consultations (collectively, both domestically and internationally, as applicable, Regulatory Developments) continue to impact the investment management industry generally, and will continue to impact, to various degrees, Federated Hermes’ business, results of operations, financial condition, cash flows and/or stock price (collectively, Financial Condition). See Item 1A - Risk Factors - General Risk Factors - Regulatory and Legal Risks - Potential Adverse Effects of Changes in Laws, Regulations and Other Rules for additional information.

Current Regulatory Environment - Domestic
The pace of new proposed and final laws, rules and regulations and other regulatory activity increased in 2022 and is expected to continue at a rapid pace in 2023. Despite receiving criticism for the expedited pace of new regulation, the Securities and Exchange Commission (SEC) (among other regulatory authorities, self-regulatory organizations, or exchanges) has continued to advance its robust rulemaking initiatives. The SEC’s Fall 2022 Unified Agenda of Regulatory and Declaratory Actions (SEC Fall Reg Flex Agenda) identified 52 rulemaking initiatives. Within it the SEC indicated that it expects to issue 21 final rules and an additional 13 proposed rules by April 2023, and another eight final rules and nine proposed rules by October 2023. These final and proposed rules are expected to impose significant new requirements in important areas on the investment management industry, including Federated Hermes. Examples of final rules that are expected to be issued in 2023 include money market fund reform, climate change disclosure, cybersecurity risk governance, investment company names, and loan or borrowing of securities, among other topics. Examples of proposed rules expected to be issued in 2023 include human capital management disclosure, corporate board diversity, amendments to the custody rule for investment advisors, open-end fund liquidity and dilution management, outsourcing by investment advisors, exchange-traded products, and cybersecurity, among other topics. The SEC Fall Reg Flex Agenda follows an active fourth quarter 2022 that saw the SEC issue seven final rules and seven proposed rules, some of which are discussed below.
The SEC and other regulators also continued in 2022, and are expected to continue in 2023, to conduct risk-based, for cause and sweep examinations, bring enforcement actions, and review and comment on issuer and fund filings. In addition to routine and for cause examinations conducted on individual firms, SEC sweep exams have included, or are expected to include examinations regarding the investment advisor marketing rule, ETF revenue sharing payments, ESG practices and disclosures, and approval of registered investment company advisory fees, among others. It has been reported that the SEC’s examination priorities in 2023 are anticipated to include private funds, ESG investing, Regulation Best Interest (Reg BI), information security and operational resiliency, cryptocurrency, recordkeeping, financial reporting and disclosure violations, investment fraud, insider trading, and emerging technologies and digital assets, among others. In its February 7, 2023, Press Release announcing the publication of its 2023 Examination Priorities, the SEC’s Division of Enforcement (DOE) specifically identified as areas of examination focus, among others: (1) compliance with new investment advisor and investment company rules, including the marketing rule (Advisers Act Rule 206(4)-1), the derivatives rule (1940 Act Rule 18f-4), and the fair valuation rule (1940 Act Rule 2a-5); (2) investment advisors to private funds; (3) Reg BI and the Advisers Act fiduciary standard to act in the best interests of retail investors and not to place the investment advisor’s own interests ahead of retail investors' interests; (4) information security and operational resiliency, including registrant visibility into the security and integrity of third-party service providers, and their products and services, and whether there has been an unauthorized use of third-party service providers; and (5) emerging technologies and crypto-assets. including whether a firm met and followed applicable standards of care when making recommendations, referrals, or providing investment advice, and whether a firm routinely reviewed, updated, and enhanced their compliance, disclosure, and risk management practices.
In 2022, the SEC filed 760 enforcement actions, a nine percent increase over 2021. These enforcement actions included 462 new, or “stand alone,” enforcement actions, 129 actions against issuers who were allegedly delinquent in making required filings with the SEC; and 169 “follow-on” administrative proceedings seeking to bar or suspend individuals from certain functions in the securities markets based on criminal convictions, civil injunctions, or other orders. Civil money penalties, disgorgement, and pre-judgment interest from these enforcement actions totaled approximately $6.4 billion, the most on record in SEC history and up from approximately $3.9 billion in 2021. In addition to the SEC’s aggressive “regulation by enforcement” posture in 2022, the SEC staff has become more aggressive in commenting on issuer and fund filings, imposing new interpretations of certain requirements and taking firm positions, resulting in “regulation by the comment process.”
After nearly three years of analysis and debate, regulators maintain their focus on the market conditions that existed in March 2020, and their impact on open-end funds, including institutional prime and municipal (or tax-exempt) money market funds. For example, like other regulatory or government bodies, in its November 2022 “Financial Stability Report,” the Board of Governors of the Federal Reserve System (Governors) reported that certain money market funds have structural vulnerabilities that make them prone to “runs,” an apparent reference to the withdrawal of assets and redemption risks. The Financial Stability Oversight Council (FSOC) also discussed money market and other open-end funds at its November 4, 2022 meeting. Chairperson Yellen, in discussing vulnerabilities in money market funds, open-end funds, and hedge funds, stated that these funds continue to pose risks to financial stability and can amplify shocks, transmitting stress to important counterparties and markets. She further stated that member agencies should act to address these concerns. The comment period for the SEC’s proposed money market fund reforms ended on November 1, 2022, and as noted above, the

SEC indicated in the SEC Fall Reg Flex Agenda that it intended to finalize its proposed money market fund reforms by April 2023.
Federated Hermes has continued, and will continue, to actively participate in the debate surrounding money market fund reforms. Consistent with prior comment letters and meetings with SEC Commissioners and SEC staff, Federated Hermes maintains its position that: (1) swing pricing will regulate institutional prime money market funds out of existence; (2) discretionary fees and gates administered by fund boards through the exercise of their fiduciary duty are the best alternatives for money market funds; (3) eliminating the link between mandatory fees and gates and a 30% liquid asset requirement is most appropriate; and (4) a four-digit Net Asset Value (NAV) for government money market funds to deal with the possibility of negative interest rates is not a better solution than allowing the use of a reverse distribution mechanism (RDM). Federated Hermes expressed these views in its letters to the SEC and to SEC Commissioners, including those letters dated June 9, 2022, June 14, 2022, August 10, 2022, and September 22, 2022, which were submitted to SEC Commissioners Peirce, Crenshaw, Uyeda, and Lizárraga after meetings with them on June 3, 2022, June 7, 2022, August 2, 2022, and September 20, 2022, respectively. In a November 1, 2022 comment letter, among other comments, Federated Hermes reiterated its concerns that: (1) the SEC’s proposed amendments to Form N-MFP, stress testing requirements, and four-digit NAV will further harm money market funds and their investors and intermediaries without corresponding benefits; (2) the SEC has not developed and put forward data to support the more radical aspects of its proposal, in particular swing pricing; and (3) swing pricing tied to a specific metric could itself trigger mass redemptions or serve as an opening for market timers to game the rule.
Federated Hermes believes that, once unencumbered from the perils of an inappropriate linkage between liquidity levels and liquidity fees and redemption gates, money market funds have sufficient liquidity levels currently to protect investors from dilution. Federated Hermes supports the use of a RDM in a negative rate environment. Federated Hermes has opposed the SEC’s prohibition on the use of a RDM to maintain the stable NAVs of government money market funds because, among other reasons, the SEC’s prohibition on the use of a RDM: (1) does not reflect any formal investment management industry feedback; and (2) will eliminate the use of government money market funds as sweep investments. Federated Hermes also has asserted that, due to the significant technology investments that would be necessary for market participants to modify transaction systems to process transactions in a hypothetical negative yield scenario without using a RDM, the absence of a RDM could lead to material outflows in U.S. government money market funds to bank deposits or non-regulated investment products, consistent with the notion of regulating government money market funds out of existence. Federated Hermes has argued that the use of a RDM is the clear investor preference and would preserve money market funds as an investment product for all stakeholders, and that the SEC’s concerns over investor confusion regarding the operation of a RDM can be adequately addressed through disclosure. In a letter dated November 4, 2022, Federated Hermes commented that providing fund boards with the option to utilize either a RDM or a four-digit NAV is the right solution. In a letter to SEC Commissioner Crenshaw dated December 16, 2022, Federated Hermes also expressed its concern that the SEC’s proposal to mandate U.S. government money market funds move to a four-digit NAV in a negative rate environment did not properly consider the use of a RDM and could lead to a loss of at least $1 trillion in U.S. government money market assets that are invested via traditional sweep accounts and up to an additional $1 trillion in assets invested into U.S. government money market funds which are made as position trades entered into the cash sweep system manually at the end of the day.
Management believes money market funds provide a more attractive investment opportunity compared to other competing products, such as insured deposit account alternatives. Management also believes that money market funds are resilient investment products that have proven their resiliency. While Federated Hermes agrees that certain regulations could be improved such improvements should be measured and appropriate, preserving investors’ ability to invest in all types of money market funds. Federated Hermes also supports efforts to permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements imposed under the money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations on July 23, 2014, and related guidance, for institutional and municipal (or tax-exempt) money market funds. Legislation is being re-introduced in both the Senate and the House of Representatives in a continuing effort to get these money market fund reform revisions regarding the use of amortized cost passed and signed into law.
On November 2, 2022, the SEC issued a proposing release in which it proposes amendments to Rule 22c-1 (the voluntary swing pricing rule) and Rule 22e-4 (the liquidity rule) under the 1940 Act and certain disclosure forms under the 1940 Act for open-end management investment companies, other than money market funds and exchange-traded funds. The amendments outlined in the proposing release include, among others: (1) mandating swing pricing for such funds during times of stressed market conditions; (2) implementing a “hard close” for such funds, whereby purchase and redemption orders must be received by a fund, its transfer agent or a registered clearing agency by an established cut-off time to receive the applicable day’s price; (3) eliminating the “less liquid” investment category from the existing four category liquidity classification framework under Rule 22e-4 of the 1940 Act, and thereby broadening the “illiquid” investment category; (4) requiring such funds to classify all portfolio investments daily instead of monthly; (5) mandating such funds to determine and maintain a highly liquid investment minimum (HLIM) equal to at least 10% of net assets; and (6) imposing expanded Form N-PORT reporting and disclosure obligations on such funds. In the proposing release the SEC contends that the proposed amendments would “enhance funds’ liquidity risk management to help better prepare them for stressed market conditions and to require the use of swing pricing for certain funds in certain circumstances to limit dilution” and also “enhance open-end fund resilience in periods of market stress by promoting funds’ ability to meet redemptions in a timely manner while limiting dilution of remaining shareholders’ interests in the fund.” In its comment letter dated February 14, 2023, Federated Hermes supported the comments and recommendations of the Investment Company Institute (ICI) and the Securities Industry and Financial Markets Association (SIFMA) on the proposal, including strongly opposing the use of swing pricing because the implementation of swing pricing is unnecessary to achieve the SEC’s desired objective, would be extremely costly, would be very difficult for the industry to implement, would be difficult for investors to understand and would represent an unwarranted change in the character of a hugely popular investment vehicle which provides investors with the benefits of professional management, diversification and access to the capital markets to help them meet their financial goals. Federated Hermes noted that there are less onerous alternatives to mandating swing pricing in those limited circumstances where material dilution is a real concern, such as discretionary liquidity fees to be applied at a fund’s board’s discretion in the exercise of its fiduciary duty to a fund and its shareholders. Federated Hermes strongly opposes a hard close concept, which was proposed to ensure fund managers have the appropriate data necessary to determine whether a fund’s NAV should be adjusted via swing pricing, but which would result in unintended consequences to third-party intermediaries and underlying investors and would be particularly detrimental to retirement plan participants in 401(k) plans using open-end mutual funds on their menu. Federated Hermes strongly opposes eliminating the “less liquid” investment category from the existing four category liquidity classification framework under the liquidity rule because funds investing primarily in bank loans will not be able to comply with the 15% limit on illiquid investments under the 1940 Act, subjecting these funds to undeserving harm. The comment period for this proposal ended on February 14, 2023.
As indicated in the SEC Fall Reg Flex Agenda discussed above, the SEC has increased its focus on ESG-related disclosures. In an October 17, 2022, speech, SEC Commissioner Lizárraga discussed the SEC’s proposals regarding enhanced climate risk disclosures by issuers, enhanced ESG disclosures by registered funds and investment advisors and modernized rules governing ESG-related fund names (i.e., Rule 35d-1 under the 1940 Act (Names Rule)), noting that the SEC is seeking to ensure that investors receive the information they need to make the most informed investment decisions. He explained that the corporate issuer proposed rule would require public companies to disclose climate-related risks that have a material impact on their business, operations, and financial condition and to disclose certain related quantitative information. He explained that the SEC’s proposal for registered funds and investment advisors is designed to provide investors with decision-useful qualitative and quantitative information on how funds and investment advisors consider ESG factors in decision-making. He also explained that the proposal regarding ESG-related fund names focuses on how funds label themselves and would prohibit funds that consider ESG factors alongside other non-ESG factors from using ESG-related terms in their name.
Specifically, the corporate issuer proposal mandates, among other things, certain climate risk disclosures by public companies, such as Federated Hermes, including on Form 10-K, about a company’s governance, risk management, and strategy with respect to climate-related risks. The proposal incorporates certain concepts and vocabulary from the Task Force on Climate-related Financial Disclosures (TCFD) and the Greenhouse Gas Protocol (GHG Protocol) as part of the proposed disclosure regime. For example, the proposal would require disclosure of quantitative metrics to assess a company’s exposure to greenhouse gas emissions. A company would be required to disclose its Scope 1 and Scope 2 greenhouse gas emissions, which would be emissions under the GHG Protocol that “result directly or indirectly from facilities owned or activities controlled by a registrant.” Certain registrants also would be required to disclose Scope 3 emissions, which would be the emissions from upstream and downstream activities in a company’s value chain, if such emissions were material to investors or if the company had made a commitment that included reference to Scope 3 emissions. Consistent with its previously submitted comment letter, Federated Hermes continues to support the ICI’s comments to the SEC on the proposal, including, among others, that: (1) any final rule should only require companies to provide material climate risk-related information in a company’s Form 10-K, with any non-material information required by any amendments to Regulation S-K to be provided in a new climate report; (2) the SEC not amend Regulation S-X to require a company to provide material financial metrics in footnotes to its financial statements; and (3) it is premature to require disclosure of Scope 3 emissions data.

Federated Hermes also continues to support the retention of the current approach under the Names Rule for the 80% investment policy requirement and temporary investment exceptions.
On October 3, 2022, the FSOC established the Climate-related Financial Risk Advisory Committee to aid in the assessment of climate-related financial risk. This followed FSOC Chairperson Yellen’s praise for the SEC’s climate risk disclosure proposal on March 21, 2022: “The SEC’s proposal is an important step to protect investors and strengthen the overall resilience of the financial system. Investors and businesses have for years asked for reliable information that can be used to assess climate-related risks and opportunities. I commend Chair Gensler and the SEC for their work on this critical issue.” On April 5, 2022, certain Republican senators, including members of the Senate Banking and Environment and Public Works Committees, issued a letter to SEC Chair Gensler calling on the SEC to withdraw the climate risk disclosure proposal. Consistent with its June 14, 2021 comment letter submitted in response to then acting SEC Chair Allison Herren Lee’s request for public comment on the SEC’s disclosure rules and guidance as they apply to climate change and other ESG-related disclosures, Federated Hermes believes that any SEC rule on climate disclosure should: (1) supplement its principles-based disclosure regime, not replace it with prescriptive metrics; (2) focus on material disclosures; and (3) maintain the global competitiveness of U.S. capital markets.
The SEC’s aggressive rulemaking, particularly regarding money market fund reform and climate/ESG disclosure, could be challenged by legislators and in the courts by investment management industry participants and other industry groups. Particularly in the context of climate/ESG disclosures, the likely success of any challenge could be bolstered in light of the U.S. Supreme Court’s recent decision in West Virginia vs. Environmental Protection Agency, in which the Supreme Court weakened the deference given to an administrative agency’s regulatory authority by applying the “Major Questions Doctrine,” which the Supreme Court has used to require courts to defer to Congress rather than administrative agencies regarding matters that it concludes have significant economic and/or political impact if it believes that Congress did not specifically grant such powers to an agency.
Federated Hermes, like other investment managers, is complying with Rule 2a-5 under the 1940 Act. Rule 2a-5 establishes an updated regulatory framework for fund valuation practices by establishing requirements for determining fair value in good faith for purposes of the 1940 Act. The rule expressly permits boards, subject to continued board oversight and certain other conditions, to designate certain parties, such as fund investment advisors, to perform fair value determinations. The rule also defines when market quotations are “readily available” for purposes of the 1940 Act, the threshold under Rule 2a-4 under the 1940 Act for determining whether a fund must fair value a security. Under Rule 2a-5, a market quotation is “readily available” only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the fund can access at the measurement date. The rule further provides that a quotation will not be readily available if it is not reliable. This definition contradicts common practices for cross-trades between affiliated funds under Rule 17a-7 under the 1940 Act. Rule 17a-7 permits cross trades of securities for which market quotations are readily available between affiliated funds, which allows funds to transfer such securities without incurring trading costs. The definition of “readily available” in Rule 2a-5 essentially limits Rule 17a-7 to equity securities because fixed-income securities are not traded on an exchange and would not have a “quoted price (unadjusted) in active markets.” Federated Hermes is relying on previously issued SEC no-action letters to continue to conduct cross trades in its fixed-income funds (unless and until the SEC rescinds those no-action letters). The inability to conduct cross-trades between Federated Hermes fixed-income funds can increase trading expenses and have a negative impact on fund performance.
In addition to the SEC and the FSOC, regulations proposed or adopted, and actions taken, by the Department of Labor (DOL) impact the investment management industry, including Federated Hermes. In its Fall 2022 Agency Rule List (DOL Fall Agency Rule List), the DOL indicated that it would be proposing another new fiduciary rule by December 2022, however, the new fiduciary rule has not yet been issued and it has been reported that a proposed new fiduciary rule will not be forwarded to the Office of Management and Budget (OMB) for consideration until the first quarter 2023. According to the DOL Fall Agency Rule List, the new proposed fiduciary rule will amend the regulatory definition of the term “fiduciary” to more appropriately define when persons who render investment advice for a fee to employee benefit plans and individual retirement accounts (IRA) are fiduciaries for purposes of the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code of 1986, as amended. The DOL also has indicated that, in conjunction with this rulemaking, the Employee Benefits Security Administration (EBSA) will evaluate available prohibited transaction class exemptions and propose amendments or new exemptions to ensure consistent protection of employee benefit plan and IRA investors.
On November 22, 2022, the DOL issued its “Final Rule on Prudence and Loyalty in Selecting Plan Investments and Exercising Shareholder Rights” (New DOL ESG/Proxy Voting Rule) substantially as proposed with a few clarifications. The chief clarification sought by the DOL, as evinced in the new preamble and by the removal of various examples, is that the New DOL ESG/Proxy Voting Rule is intended to ensure that “plan fiduciaries do not misinterpret the final rule as a mandate to consider the economic effects of climate change and other ESG factors under all circumstances.” The New DOL ESG/Proxy Voting Rule replaces the DOL’s final proxy voting and shareholder rights rule (Final DOL Proxy Voting Rule), which was issued on December 11, 2020, and its final rule restricting fiduciaries from selecting plan investments based on non-pecuniary factors, such as ESG factors (Final DOL ESG Rule), which was issued on October 30, 2020. The New DOL ESG/Proxy Voting Rule: (1) amends the “Investment Duties” regulation, which addresses the duties of prudence and loyalty in selecting plan investments and exercising of shareholder rights, including proxy voting; (2) retains the core principle that the duties of prudence and loyalty require ERISA plan fiduciaries to focus on material risk-return factors and not subordinate the interests of participants and beneficiaries to objectives unrelated to the provision of benefits under the plan, but clarifies that, when considering investment returns, a fiduciary’s duty of prudence can require an evaluation of the economic effects of climate change and other ESG factors on a particular investment or investment course of action; and (3) applies the same standards to qualified default investment alternatives as apply to other investments. In a change from the Final DOL ESG Rule, the New DOL ESG/Proxy Voting Rule also: (1) amends the “tie-breaker” standard by: (a) imposing a standard that would require a fiduciary to conclude prudently that competing investments, or competing investment courses of action, equally serve the financial interests of the plan over the appropriate time horizon; and (b) permitting a fiduciary to select an investment, or an investment course of action, based on economic or non-economic benefits other than investment returns; and (2) adjusts the Final DOL Proxy Voting Rule’s requirements for the exercise of shareholder rights, including proxy voting, by: (a) removing from the current regulation the statement that “the fiduciary duty to manage shareholder rights appurtenant to shares of stock does not require the voting of every proxy or the exercise of every shareholder right;” (b) removing from the current regulation safe harbors relating to proxy voting that permit (i) a policy to limit voting resources to particular types of proposals that a fiduciary has prudently determined are substantially related to the issuer’s business activities or are expected to have a material effect on the value of the investment and (ii) a policy of refraining from voting on proposals or particular types of proposals when a plan’s holding in a single issuer relative to the plan’s total investment assets is below a quantitative threshold; and (c) eliminating the requirement that, when deciding whether to exercise, and in exercising, shareholder rights, a plan fiduciary must maintain records on proxy voting activities and other exercises of shareholder rights. On January 26, 2023, Attorneys General from 25 states filed a lawsuit against the DOL seeking to postpone the January 30, 2023 effective date for the New DOL ESG/Proxy Voting Rule and to have it declared unlawful on the basis that it violates ERISA and runs afoul of the Administrative Procedures Act because it is allegedly arbitrary and capricious. Federated Hermes is monitoring this lawsuit.
On January 6, 2023, Federated Hermes filed a comment letter to the DOL’s July 26, 2022, proposed amendments to the Class Prohibited Transaction Exemption 84-14, also known as the Qualified Professional Asset Manager (QPAM) Exemption. The DOL proposed the amendments to purportedly ensure the exemption continues to protect plans, participants and beneficiaries, individual retirement account owners and their interests. The QPAM Exemption, which is commonly relied upon by investment advisors, including Federated Hermes, permits various parties who are related to ERISA plans to engage in transactions involving plan and individual retirement account assets if, among other conditions, the assets are managed by QPAMs that are independent of the parties in interest and that meet specified financial standards. Federated Hermes opposed a proposed amendment that would require a QPAM to have “sole” responsibility for transactions as being contrary to SEC and Office of the Comptroller of the Currency guidance that allows delegation of investment management authority and only requires the trustee of an ERISA plan to maintain substantial investment responsibility over a collective investment trust, a common investment vehicle for ERISA plans. Federated Hermes also proposed: (1) removing the proposed registration requirement, where each QPAM must report its reliance to the DOL; (2) reducing the scope of the proposed expansions to disqualification from the QPAM Exemption; and (3) removing the proposal’s requirement for certain contract provisions in every investment management agreement.
Since the beginning of the fourth quarter 2022, other proposed rules, new guidance and other actions have been issued or taken that impact U.S. investment management industry participants, including Federated Hermes. For example:
•On February 15, 2023, the SEC proposed to exercise its authority under section 411 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) by amending and redesignating Rule 206(4)-2 under the Advisers Act (Custody Rule) to enhance investor protections relating to custody of advisory client assets. The proposed amendments, if adopted as proposed, would, among other things: (1) explicitly include an investment advisor’s discretionary authority to trade client assets and the ability to transfer client assets within the definition of “custody” under the Custody Rule; (2) expand the Custody Rule to cover a broader array of advisory activities and client assets beyond “client funds and securities”, which would include digital assets; (3) require investment advisors to enter into written agreements with each qualified custodian that maintains possession or control of client assets and obtain reasonable assurances in writing that the custodian will take certain actions, including responding to SEC information requests; and (4) update related recordkeeping and reporting requirements for investment advisors. Federated Hermes is reviewing the proposed rule and its impact on Federated Hermes’ business. The comment period for the proposed rule will end 60 days following publication of the proposing release in the Federal Register.
•On February 15, 2023, the SEC adopted rule amendments and new rules to, among other things: (1) shorten the standard settlement cycle for most securities transactions from two business days after trade date (T+2) to one (T+1); (2) shorten the separate standard settlement cycle for firm commitment offerings priced after 4:30 p.m. from four business days after trade date (T+4) to T+2; (3) purportedly improve the processing of institutional trades through new requirements for broker-dealers and registered investment advisors related to same-day affirmations; and (4) facilitate straight-through processing via new requirements applicable to clearing agencies that are central matching service providers. The final amendments and new rules will become effective 60 days following the date of publication of the adopting release in the Federal Register, and the compliance date for each is May 28, 2024. Federated Hermes is currently reviewing the final amendments and new rules and their impact on its business.
•On January 25, 2023, the SEC issued a proposed rule to prohibit conflicts of interest in certain securitization transactions as required by Congress in the Dodd-Frank Act. The proposed rule would prohibit securitization participants from engaging in certain transactions that could incentivize a securitization participant to structure an asset-backed security (ABS) in a way that would put the securitization participant’s interests ahead of those of ABS investors. Federated Hermes is reviewing the proposed rule and its impact on Federated Hermes’ business. The public comment period ends on March 27, 2023.
•On January 5, 2023, the Federal Trade Commission (FTC) released a proposed rule that, if adopted, would ban employers from using noncompetition agreements to restrict the mobility of paid or unpaid employees, independent contractors, interns, volunteers, and apprentices. The proposed rule broadly defines a “non-compete clause” as “a contractual term between an employer and a worker that prevents the worker from seeking or accepting employment with a person, or operating a business, after the conclusion of the worker’s employment with the employer.” The proposed rule would apply to explicit noncompetition agreements as well as “de facto” noncompetition agreements which have the effect of prohibiting workers from seeking or accepting new employment. The FTC maintains that the proposed rule is not intended to prohibit reasonably tailored non-solicitation agreements. As support for its proposed rule, the FTC maintains that noncompetition agreements suppress wages, stifle innovation, and make it harder for entrepreneurs to start new businesses. The only exception is for noncompetition agreements used as part of a sale-of-business contract with a 25% or more owner of the business being sold. Federated Hermes is reviewing the proposed rule and its impact on its business. The public comment period ends on March 10, 2023.
•On December 14, 2022, the SEC adopted amendments to Rule 10b5-1 under the 1934 Act. Rule 10b5-1 allows issuers and company insiders to set up predetermined plans to transact in the issuer’s stock in compliance with insider trading laws. The amendments: (1) add new conditions to the availability of the affirmative defense under Rule 10b5-1(c)(1), including cooling-off periods for directors, officers, and persons other than issuers; (2) create new disclosure requirements regarding issuers’ insider trading policies and procedures and the adoption and termination (including modification) of Rule 10b5-1 and certain other trading arrangements by directors and officers; (3) create new disclosure requirements for executive and director compensation regarding certain equity compensation awards made close in time to the issuer’s disclosure of material nonpublic information; and (4) update Forms 4 and 5 to require filers subject to Section 16 of the 1934 Act to identify transactions made pursuant to a plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and to disclose all bona fide gifts of securities on Form 4. The final amendments will become effective on February 27, 2023. Section 16 reporting persons will be required to comply with the amendments to Forms 4 and 5 for beneficial ownership reports filed on or after April 1, 2023. Issuers will be required to comply with the new disclosure requirements in 1934 Act periodic reports on Forms 10-Q, 10-K, and 20-F and in any proxy or information statements in the first filing that covers the first full fiscal period that begins on or after April 1, 2023. The final amendments also defer by six months the date of compliance with the additional disclosure requirements for smaller reporting companies. Federated Hermes is currently reviewing the final amendments and their impact on its business.
•On December 14, 2022, the SEC proposed to create the first SEC-established rule concerning best execution for brokers, dealers, government securities brokers, government securities dealers, and municipal securities dealers (collectively, broker-dealers). This proposed Regulation Best Execution would require broker-dealers to establish, maintain, and enforce written policies and procedures reasonably designed to comply with the proposed best execution standard. Further, the proposal would require these policies and procedures to address how broker-dealers will comply with the best execution standard and how they will determine the best market and make routing or execution decisions for customer orders. The policies and procedures would also be required to address additional factors for conflicted transactions with retail customers. Moreover, the proposal would require broker-dealers to review the execution quality of customer orders at least quarterly and their best execution policies and procedures at least annually. Broker-dealers would need to document such reviews and present written reports detailing the results of such reviews to their boards of directors or equivalent governing bodies. Federated Hermes is reviewing the proposed Regulation Best Execution and its impact on its business. The public comment period ends on March 31, 2023.
•On December 14, 2022, the SEC proposed a rule that would require certain orders of individual investors to be exposed to competition in fair and open auctions before such orders could be executed internally by any trading center that restricts order-by-order competition. On December 14, 2022, the SEC also proposed amendments that would update the disclosure required under Rule 605 of Regulation NMS for order executions in national market system stocks, which are stocks listed on a national securities exchange. The proposed amendments would expand the scope of entities subject to Rule 605, modify the information required to be reported under the rule, and change how orders are categorized for the purposes of the rule. Among other things, the proposal would expand the scope of entities that must produce monthly execution quality reports to include broker-dealers with a larger number of customers. In addition, the proposal would modify the definition of “covered order” to include certain orders submitted outside of regular trading hours and certain orders submitted with stop prices. The proposed amendments would capture more relevant execution quality information for these orders by requiring statistics to be reported from the time such orders become “executable.” The proposed amendments to how orders are categorized would require the reporting of execution quality information for fractional share orders, odd-lot orders, and larger-sized orders. Further, the proposal would require that the time of order receipt and time of order execution be measured in increments of a millisecond or finer and that realized spread be calculated at both 15 seconds and one minute. The proposal would also require new statistical measures of execution quality, such as average effective over quoted spread (a percentage-based metric that represents how much price improvement orders received) and a size improvement benchmark. Finally, the proposal would enhance the accessibility of the required reports by requiring all entities subject to the rule to make a summary report available to the public. Federated Hermes is reviewing the proposed rule and its impact on its business. The public comment periods end on March 31, 2023.
•On December 7, 2022, the SEC reopened the comment period for its proposal, “Share Repurchase Disclosure Modernization,” until January 11, 2023, to give interested persons the opportunity to analyze and comment on the effect of the new excise tax on share repurchases that was signed into law in December 2022. The proposed amendments would require an issuer to provide more timely disclosure on a new Form SR regarding purchases of its equity securities for each day that it, or an affiliated purchaser, makes a share repurchase. The proposed amendments purportedly would also enhance the existing periodic disclosure requirements about these purchases.
•On November 2, 2022, the SEC adopted amendments to Form N-PX to: (1) enhance the information registered funds currently report on Form N-PX about their proxy votes; and (2) require institutional investment managers to report on Form N-PX how they voted proxies relating to certain executive compensation matters, or “say-on-pay” votes, as required by the Dodd-Frank Act. The final amendments will be effective for votes occurring on or after July 1, 2023, with the first filings subject to the amendments due in 2024. Federated Hermes is reviewing the final amendments and their impact on its business.
•On October 26, 2022, the SEC adopted final rules requiring the recovery of erroneously-awarded compensation as required by Congress in the Dodd-Frank Act. The rules will, among other things, require national securities exchanges to establish listing standards that would require listed issuers to adopt and comply with a compensation recovery policy, often known as a clawback policy, and require listed issuers to provide disclosure about such policies and how they are being implemented. The rules and amendments will become effective on January 27, 2023. Exchanges will be required to file proposed listing standards no later than February 26, 2023, and the listing standards must be effective no later than one year following such publication. Issuers subject to such listing standards will be required to adopt a recovery policy no later than 60 days following the date on which the applicable listing standards become effective and must begin to comply with these disclosure requirements in proxy and information statements and the issuer’s annual report filed on or after the issuer adopts its recovery policy. On January 27, 2023, the SEC posted four Compliance and Disclosure Interpretations that address certain disclosure form, named executed officer identification and scope questions concerning this new rule. Federated Hermes is reviewing the final rules, and will review the final listing standards when issued, and their impact on its business.
•On October 26, 2022, the SEC adopted amendments to the requirements for annual and semi-annual shareholder reports provided by mutual funds and ETFs to highlight key information for investors. The amendments require open-

end management investment companies to transmit concise and visually engaging annual and semi-annual reports directly to shareholders that highlight key information for investors and amend certain advertising rules for registered investment companies and business development companies. The SEC adopted the rule largely as proposed although with some changes from the proposal, most notably the SEC did not adopt proposed amendments to registration statement disclosures. The SEC adopted a “layered approach” to disclosure, whereby registered funds are required to make available summary information to retail shareholders directly, while providing more detailed information online (e.g., schedule of investments, other financial statement elements) that can be more relevant to investors and financial professionals who desire more in-depth information. These amendments fundamentally change the annual and semi-annual reporting process and reports and will require extensive efforts to comply. Federated Hermes is reviewing the final amendments and their impact on its business.
•On October 26, 2022, the SEC proposed a new rule and related amendments to prohibit SEC-registered investment advisors from outsourcing certain services or functions to service providers without meeting certain minimum requirements. The proposal includes: (1) new requirements for advisors to conduct due diligence before outsourcing and to periodically monitor service providers’ performance and reassess whether to retain them; (2) related requirements for advisors to make and/or keep books and records related to the due diligence and monitoring requirements; (3) amendments to the investment advisor registration form, Form ADV, to collect census-type information about advisors’ use of service providers; and (4) a requirement for advisors to conduct due diligence and monitoring for third-party recordkeepers, along with a requirement to obtain reasonable assurances that the third-party will meet certain standards. In its December 27, 2022 comment letter, Federated Hermes generally supported the comments of the ICI and SIFMA on the proposal, particularly with respect to (1) the SEC’s failure to provide any evidence that the proposal is required or that harm is being caused to investors given that an investment advisor’s fiduciary duties and obligations sufficiently govern their use of service providers; (2) the definition of “covered function” being overly broad and too subjective; and (3) the proposal’s attempt to legislate contractual relationships with service providers that, in many cases, are outside of the regulatory remit of the SEC. The public comment period ended on December 27, 2022.
•On October 13, 2022, the SEC staff issued a Frequently Asked Questions (FAQ) relating to investment advisor consideration of diversity, equity, and inclusion (DEI) factors when recommending or selecting other investment advisors for clients. The FAQ states that an advisor can consider DEI factors among a variety of factors, provided that the use of such factors is consistent with a client’s objectives, the scope of the relationship, and the advisor’s disclosures. The SEC staff also stated that advisors are not required to pre-qualify consideration of DEI factors based on minimum AUM or length of track record.
•On October 12, 2022, the SEC adopted amendments to the electronic recordkeeping requirements for broker-dealers, security-based swap dealers (SBSDs), and major security-based swap participants (MSBSPs) purportedly to modernize recordkeeping requirements and make the requirements adaptable to new technologies in electronic recordkeeping. The amendments are also intended to facilitate examinations of broker-dealers, SBSDs, and MSBSPs. The final amendments became effective on January 1, 2023. The compliance dates for the new requirements will be May 3, 2023, in the case of broker-dealers, and November 3, 2023, in the case of SBSDs and MSBSPs. Federated Hermes is reviewing the final amendments and their impact on its business.
Federated Hermes continues to monitor developments regarding previously issued regulatory proposals and developments, including, among others: (1) the SEC’s proposed rule on “Enhanced Disclosures by Certain Investment Advisers and Investment Companies about Environmental, Social, and Governance Investment Practices” (SEC ESG Disclosure Rule); (2) as discussed above, the SEC’s proposed amendments to the Names Rule; (3) the SEC’s request for comment on certain information providers acting as investment advisors; (4) guidance from the SEC’s DOE regarding upcoming review areas during examinations focused on amended Advisers Act Rule 206(4)-1 (Marketing Rule), which came into effect on November 4, 2022; (5) the SEC's proposed amendments to the standards applicable to covered clearing agencies for U.S. Treasury securities; (6) the SEC's recently adopted rules amending Item 402 of Regulation S-K to implement the “pay versus performance” requirement; (7) the SEC and Commodity Futures Trading Commission’s (CFTC) joint proposed amendments to Form PF; (8) the DOL's proposed amendments to the QPAM Exemption; (9) the SEC's recently adopted amendments to the proxy rules governing proxy voting advice; and (10) the SEC staff's proposed amendments to Exchange Act Rule 14a-8 (the shareholder proposal rule). Federated Hermes submitted comment letters on many of these prior proposals. Please refer to our prior quarterly reports on Form 10-Q and annual reports on Form 10-K for further information regarding other Regulatory Developments that can affect Federated Hermes’ Financial Condition.

In addition to the above Regulatory Developments, as noted above, the SEC staff continues to engage in a series of investigations, enforcement actions and/or examinations involving investment management industry participants, including investment advisors and investment management companies such as Federated Hermes’ investment advisory subsidiaries and the Federated Hermes Funds. The FINRA staff also continues to engage in such investigations, enforcement actions and examinations of registered broker-dealers. In October 2022, shortly after the SEC filed its first Reg BI enforcement action, FINRA filed its first disciplinary action under Reg BI, where it fined a broker $5,000 and issued a six-month suspension arising from allegations that the broker engaged in excessive trading that resulted in outsized commissions to the broker. In November 2022, FINRA announced a targeted sweep exam of crypto-related communications. According to its “2023 Report on FINRA’s Examination and Risk Monitoring Program,” FINRA’s examination priorities for 2023 include, among others: (1) manipulative trading practices; (2) fixed income fair pricing; (3) ESG terminology in communications with the public; (4) off-channel communications; (5) anti-money laundering; (6) Reg BI; (7) cybersecurity; (8) complex products and options; (9) order handling, best execution and conflicts of interest; and (10) liquidity risk management. These investigations, examinations and actions have led, and can lead, to further regulation, guidance statements and scrutiny of the investment management industry. The degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
Regulation or potential regulation by regulators other than the SEC and DOL, as well as state or federal lawmakers, also continued, and can continue, to affect investment management industry participants, including Federated Hermes. For example, various state legislatures or regulators have adopted or are beginning to adopt state-specific cybersecurity and/or privacy requirements that can apply to varying degrees to investment management industry participants, including Federated Hermes. Large index asset managers are garnering attention from the Senate Banking Committee, with certain members of the Committee asserting that these asset managers exercise outsized influence over the market (via proxy voting power) and use that influence to advance ESG and diversity, equity, and inclusion goals that are not connected to financial performance. Recent actions taken by federal and state political representatives have suggested that asset managers participating in certain ESG initiatives could violate antitrust laws. For example, on August 4, 2022, 19 Republican Attorneys General published a letter stating that, among other things, a large asset manager’s “coordinated conduct with other financial institutions” because of its membership in certain ESG initiatives, among others, raises antitrust concerns because it “appear[s] to intentionally restrain and harm the competitiveness of the energy markets.” On November 21, 2022, 15 Democratic Attorneys General published a response supporting fund managers’ consideration of ESG factors. The response letter states that the claim that asset managers that consider ESG factors could be violating antitrust and competition laws is unsupported. In November 2022, House Judiciary Committee Republicans launched an investigation aimed at assessing whether major climate groups that spearhead ESG initiatives are violating antitrust laws when they coordinate groups to achieve ESG-related policy goals, which aids anticompetitive and unlawful agreements and behavior (e.g., withdrawing investment from the oil and gas industry (or particular companies) or mandating that companies adhere to certain ESG related principles (through the proxy voting process)).
While a U.S. financial transactions tax (FTT), an increase to a 28% corporate income tax, and a wealth tax on unrealized investment income on individuals with net wealth over $100 million continue to be discussed to varying degrees, as of December 31, 2022, none of these proposed tax changes have been enacted. As part of the Inflation Reduction Act of 2022, however, among other tax reforms, a 15 percent minimum tax on corporate book income for corporations with average annual adjusted financial statement income that exceeds $1 billion for any three consecutive prior tax years and a one percent tax on corporate share repurchases have been enacted. These taxes will apply beginning in 2023. The law also includes a large expansion and modernization effort for the Internal Revenue Service (IRS). On December 27, 2022, the IRS and Treasury issued Notice 2023-2, which provides guidance relating to the application of the new excise tax on repurchases of corporate stock. Among other things, the notice provides detailed rules for calculating the amount of the excise tax as well as rules relating to the reporting and payment of the tax. Under the notice, the excise tax applies broadly to stock repurchases (including repurchases of preferred stock) of corporate stock by publicly traded U.S. corporations (covered corporations), or certain of their affiliates, after December 31, 2022, and to certain “economically similar” transactions. The term “repurchase” is defined broadly and generally includes any acquisition of stock by a corporation in exchange for cash or property other than its own stock or stock rights. The notice defines certain “economically similar” transactions to include only (i) certain types of reorganization transactions, (ii) split-off transactions (as opposed to pro rata “spin-off” transactions), and (iii) certain complete liquidations.
Current Regulatory Environment - International
Like the U.S., the pace of regulation in the EU and UK increased in 2022 and is expected to maintain an increased pace in 2023. In the fourth quarter 2022 alone, the UK Financial Conduct Authority (FCA) issued 14 consultation papers and discussion papers, the Central Bank of Ireland (CBI) issued one consultation paper, and the European Securities and

Markets Authority (ESMA) issued three consultation papers, among other calls for input, guidance, handbook changes and other regulatory publications. The Financial Stability Board (FSB) also issued five consultation papers and the International Organization of Securities Commissions (IOSCO) issued six consultation papers and final reports in the fourth quarter 2022. Investment management-related topics covered by these consultation papers and other publications included, among others: the future disclosure framework in the UK; sustainability disclosure requirements and investment labels in the UK; own funds requirements for Irish management companies and Undertakings for the Collective Investment in Transferable Securities (UCITS) authorized for discretionary investment management; guidelines on fund names using ESG or sustainability-related terms in the EU; amendments to the regulatory technical standards (RTS) under Article 34 of Markets in Financial Instruments Directive II (MiFID II) (relating to passporting); call for evidence on greenwashing; call for evidence on the implementation of the Shareholders Rights Directive 2; achieving greater convergence on cyber incident reporting; supervisory and regulatory approaches to climate-related risks; regulation, supervision, and oversight of crypto-asset activities and markets; and a thematic review on liquidity risk management recommendations. These regulators and supervisory authorities are expected to continue to address these topics, and publish additional consultation papers and other regulatory documents, in 2023.
The FCA and CBI, and other international regulatory authorities, also continue to conduct regulatory investigations, enforcement actions, and examinations and inquiries. It has been reported that FCA compliance priorities in 2023 will likely include, among others, implementation of the new Consumer Duty, reviews of financial promotion activities, fraud risk, maintenance of systems and controls to mitigate financial crime, and financial resilience. On January 25, 2023, the FCA published its multi-form review of Consumer Duty implementation plans, in which the FCA indicated that it had identified many examples of good practice, but believes more work is required in the areas of effective risk-based prioritization of components of implementation plans, embedding detailed substantive requirements into implementation plans, and sharing of information with other firms in the distribution chain in order to implement the consumer duty on a timely basis. The FCA indicated that it expects boards and management bodies to focus and provide challenges in the three key areas above before the implementation deadline on July 31, 2023, and that it will be sending a survey to a sample of firms to understand the progress they are making in implementing the Consumer Duty. The CBI also has been more proactive in recent years, including in 2022, in examining and submitting inquiries to firms it regulates, including Federated Hermes. It also has been reported that EU regulatory authorities’, including ESMA’s, regulatory priorities in 2023, and beyond, will include, among others, financial stability, ESG developments, sustainable finance, packaged retail investment and insurance-based products (PRIIPS) regulation, and the continuing impact of Brexit.
UK regulators continue to rationalize the EU legislation and regulatory requirements that were quickly “on-shored” upon Brexit taking effect. As of December 31, 2022, the Retained EU Law (Revocation and Reform) Bill (i.e., the Brexit Freedoms Bill), among other legislation, continued to progress through UK Parliament. The Brexit Freedoms Bill is intended to implement a renewed regulatory framework in the UK. Among other things, under the Brexit Freedoms Bill, if enacted as proposed, all EU legislation will be amended, repealed or replaced, which will end the special status of all retained EU law and re-categorize all remaining retained EU law as “assimilated law” by December 31, 2023, and enable the UK government to create regulations to fit the UK’s needs, cut administrative obstacles to support business investment and stimulate the UK economy. The December 31, 2023, deadline, which has been subject to political criticism as being arbitrary and nonsensical, can be extended until June 23, 2026. The Brexit Freedoms Bill applies to all EU law, including certain areas impacting financial services, with exceptions that exclude certain legislation identified in the 2022-23 Financial Services and Markets Bill (FSM Bill) and certain amendments to revoked instruments from the revocation deadline. The revocation deadline also will not apply to any rules of the Prudential Regulation Authority (PRA), FCA or Bank of England (BoE) or to any Payment Systems Regulator that are generally applicable requirements or directions of general application. The Brexit Freedoms Bill will ensure that it is no longer possible for EU case law to override UK legislation, subject to a relevant national authority’s right to reinstate certain rights, powers, or obligations, including to apply interpretative principles to produce an effect that is equivalent to the effects of EU interpretive principles. The Brexit Freedoms Bill also grants relevant national authorities the power until June 23, 2026, to specify that certain UK laws are to be read in a way which is “compatible” with retained EU law and subject to retained EU law to the extent “incompatible.” Absent any use of the power to require compatibility with retained EU legislation, the Brexit Freedoms Bill would impose a new priority rule under which standard UK legislation will trump retained EU legislation. The Brexit Freedoms Bill also will end free movement between the UK and other European nations. The Brexit Freedoms Bill will maintain all of the UK’s international commitments and build on the UK government’s progress post-Brexit, which include, among others, restoring democratic control over law making within the UK Parliament, restoring the UK Supreme Court as the final arbiter of the law that applies to the UK, striking new trade agreements with over 70 countries, and certain value-added-tax reforms. The Brexit Freedoms Bill also prescribes a new test to be applied by higher courts when considering whether to depart from retained EU case law or whether to depart from retained UK case law, establishes a new reference procedure enabling a lower court which is bound by retained case law to refer a point of law to a higher court (which is not so bound) to decide, and establishes a new procedure for a law officer of the UK government or the devolved administrations to refer a point of retained case law to a relevant higher court and certain rights of intervention.
As of December 31, 2022, the previously introduced FSM Bill also continued to progress through the UK Parliament, and it has been reported that it is expected to receive Royal Assent in Spring 2023. The FSM Bill would revoke retained EU law relating to financial services and empower His Majesty’s Treasury (HM Treasury), relevant national authorities (i.e., financial service regulators, such as the FCA and PRA), and the BoE to modify or replace existing retained EU laws or to prepare new transitional amendments to bring about a new UK-specific regulatory regime. Among other things, the FSM Bill is intended to: (1) implement the outcomes of the Future Regulatory Framework (FRF) Review, which included consultations that concluded on February 9, 2022, (2) maintain the UK’s position as an open and global financial hub, (3) harness the opportunities of innovative technologies in financial services, and (4) bolster the competitiveness of UK markets and promote the effective use of capital.
Federated Hermes has received permission from the FCA to allow certain Irish-domiciled UCITS funds and Luxembourg-based direct lending funds to continue to be marketed in the UK under the temporary permissions regime, which remains effective through December 31, 2025. The overseas funds regime (OFR) also has been established. The OFR is targeted at UCITS and is a long-term replacement to the temporary permissions regime which enables Federated Hermes’ Irish UCITS funds to continue to be marketed in the UK post-Brexit. HM Treasury is working with the FCA to undertake equivalence assessments for different countries and different fund types to identify those that can take advantage of the OFR. An assessment of the European Economic Area’s (EEA) assessment commenced in October 2022. The FCA is engaging with HM Treasury on the disclosure requirements that would apply in the event of an equivalence decision on the OFR. The FCA also is continuing to consider the other requirements that will apply under the OFR and whether those funds will need to put in place some form of value assessment process.
The post-Brexit regulatory environment (particularly the need to obtain full authorizations on a country-by-country basis) also creates a level of uncertainty regarding the ability and requirements to distribute products and provide investment management services between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. The impact of Brexit on Federated Hermes’ UK domiciled funds is difficult to quantify and remains uncertain given the overlap with the coronavirus pandemic (Pandemic) and recent surge in the number of ESG-related money market funds in both the EU and UK. As of December 31, 2022, EU-resident shareholders in Federated Hermes’ UK domiciled funds and the UK-resident shareholders in Federated Hermes’ Irish-domiciled funds were permitted to remain in the funds. Subscriptions also can continue as long as there is not a proactive sales effort.
The regulation of money market funds in the EU and UK is another example of potential divergence between the EU and UK post-Brexit. EU and UK money market fund regulation is considered “equivalent” until December 31, 2025. Accordingly, UK-domiciled money market funds currently remain on par with current EU regulatory requirements. As a result, EU-based funds can still use passports to sell to UK investors. However, following various consultations, reports, and speeches by representatives of IOSCO and the FSB in 2020, 2021 and 2022, similar to the SEC in the U.S., ESMA, the BoE, the European Systemic Risk Board (ESRB), the European Banking Authority (EBA), and the International Monetary Fund (IMF), among other regulators, have been re-examining existing money market fund regulation, soliciting public comment on proposed money market fund reforms, and issuing reports and recommendations. While money market fund reform continues to be discussed in the UK and the EU, new proposals for reform have not been promulgated. It has been reported that, in late January 2023, Andrew Bailey, a governor of the BoE and Chairman of the FSB, expressed concerns regarding money market funds given their perceived impact during the recent financial crisis and the “mini budget” crisis in the UK in September 2022, and indicated that the BoE and FCA will come out with their own money market fund reform proposals in 2023. It also has been reported that the EU has indicated that it will not be able to work on money market reform proposals until the next European Commission mandate in 2025. Given the above, it is possible that the EU or UK could deviate from, or simply not adopt, any new or amended UK or EU money market fund laws, rules or regulations that could be adopted in the future. Management believes that a final SEC rule on money market fund reforms could influence the UK and EU regulators.
As discussed above, Federated Hermes believes that money market funds are investment products that have proven their resiliency. Federated Hermes intends to continue to engage with UK and EU (as well as U.S.) regulators in 2023 and beyond, both individually and through industry groups, to shape any further money market fund reforms to avoid overly burdensome requirements or the erosion of benefits that money market funds provide.

The sweeping changes contemplated by the Brexit Freedoms Bill and FSM Bill heighten the risk of regulatory divergence between the UK and the EU post-Brexit. Such divergence has already begun in certain areas of financial services regulation. For example, EU investment firms in EU Member States are required to comply with the Investment Firms Directive (IFD) and Investment Firms Regulation (IFR); however, the IFD and IFR do not bind the UK, and a new UK prudential regime for Markets in Financial Instruments (MiFID) firms titled Investment Firms Prudential Regime (IFPR) has been established. The IFPR, which became effective on January 1, 2022, introduced a single prudential regime, and represents a significant change for FCA-authorized investment firms in the UK that are authorized under MiFID, including alternative investment fund managers (AIFMs) with MiFID top-up permissions. Following a prior consultation, in its Quarterly Consultation Paper No. 36, issued on October 6, 2022, the FCA proposed updates to its IFPR reporting forms and accompanying guidance for MiFID firms to assist firms in completing the forms, fully conform the forms to the FCA’s systems, and make certain corrections.
As another example of potential divergence, EU regulators have previously issued or proposed directives, rules, and laws regarding sustainable finance, including the Sustainability-Related Disclosures Regulation or Sustainable Finance Disclosure Regulation (SFDR) and the Taxonomy Regulation, as well as proposals on the use of ESG- or sustainability-related terms in fund names. The Taxonomy Regulation establishes a framework to facilitate sustainable investment, including when Member States establish measures (e.g., labels or standards) setting requirements regarding financial products or corporate bonds presented as “environmentally sustainable.” Pursuant to the Sustainable Finance Package issued by the European Commission, firms had a 12-month period that ended in October 2022 to implement certain sustainability reporting requirements and investment advice and sustainability considerations in connection with product governance and fiduciary duties. Among other regulatory guidance, the European Supervisory Authorities (ESAs) recommended that national competent authorities (NCAs) and market participants utilize the period to January 1, 2023, to prepare for the application of the European Commission’s delegated regulation. The European Commission has published the final RTS supplementing the SFDR, specifying the mandatory website, pre-contractual, and periodic reporting templates for financial market participants and in-scope financial products. The final RTS began to apply beginning on January 1, 2023. Under the SFDR, in addition to various disclosure requirements, financial products must be classified into separate categories, based on their investment into and their claims regarding sustainability, such that financial products such as investment funds and ETFs must be classified as Article 6, Article 8 or Article 9 funds. An Article 6 SFDR fund requires asset managers to disclose the level of integration of sustainability in their funds, regardless of how they are labelled. Funds that have some form of ESG, green or sustainability labelling then go on to be classified as Article 8 or 9. Article 8 funds are those that promote environmental or social characteristics but do not have them as a core investment objective. Article 9 funds are those that have sustainability as their core investment objective and require comprehensive and understandable related disclosures. There are also various delegated directives and regulations arising from SFDR with which AIFMs and MiFID firms must comply. On November 17, 2022, the ESAs published a “Questions and Answers (Q&A) on the SFDR Delegated Regulation (Commission Delegated Regulation (EU) 2022/1288)” that provides guidance on various aspects of “principal adverse impact” reporting of the impact of investment decisions or advice that results in a negative effect on sustainability factors, such as ESG, employee, human rights, anti-corruption and anti-bribery concerns or matters.
On November 15, 2022, the ESAs published a “Call for evidence on better understanding greenwashing” to gather input on how to understand the key features, drivers and risks associated with greenwashing and to collect examples of potential greenwashing practices. The comment period ended on January 10, 2023. On November 18, 2022, ESMA published a “Consultation on Guidelines on funds’ names using ESG or sustainability-related terms” in which ESMA proposes, and seeks feedback on, among other fund name-related matters: (1) a quantitative 80% threshold for the use of ESG-related words; (2) an additional 50% threshold for the use of “sustainable” or any sustainability-related term only, as part of the 80% threshold; (3) the application of minimum safeguards to all investments for funds using such terms (i.e., exclusion criteria); and (4) certain additional considerations for specific types of funds (e.g., index and impact funds). The comment period ended on February 20, 2023.
Rather than adopt the SFDR, the UK decided to align with the TCFD. The FCA also has proposed its own guidelines regarding the use of ESG- and sustainability-related terms in fund names. Building on a prior consultation that closed on July 1, 2022, and upon the TCFD-aligned product and entity-level disclosure rules previously introduced by the FCA, on October 25, 2022, the FCA published a Consultation Paper on “Sustainability Disclosure Requirements (SDR) and investment labels” in which it proposed a package of measures aimed at clamping down on greenwashing, including sustainable investment labels, consumer-facing disclosure requirements, broader disclosure requirements, restrictions on the use of sustainability-related terms in product naming and marketing, requirements for distributors and a general “anti-greenwashing” rule. In its January 25, 2022 comment letter to this Consultation Paper, among other comments, Federated

Hermes: (1) requested the FCA to clarify and confirm that funds eligible for a “Sustainable Improver Label” include those which are committed to delivering sustainable outcomes in 70% of the assets in a portfolio either through self-improvement by the investee or through meaningful and outcome-achieving investor engagement; (2) encouraged the FCA not to require that funds sustainability objective be part of a fund’s investment objective, but rather to take a holistic approach that would permit a fund to have its sustainability objective be part of either its investment objective, its investment policy or its investment strategy; (3) commented that the term “responsible” should not be limited to those products with a sustainable label, and should be able to be used for products that have ESG integration, ESG analytical capabilities and resources and demonstrable stewardship; and (4) commented that the term “impact” should not be restricted to the “Sustainable Impact” category. The comment period for this Consultation Paper ended on January 25, 2022.
In addition to potential divergence between UK and EU law and regulation, the possibility of divergence exists between the laws of the EU, UK, U.S., and other jurisdictions, including, among others, in the areas of climate disclosures, ESG and fund naming requirements and other reforms. For example, on December 12, 2022, the Australian Government published its own consultation seeking views on key considerations for the design and implementation of the Government’s commitment to standardized, internationally‑aligned requirements for disclosure of climate‑related financial risks and opportunities in Australia. The consultation period ended on February 17, 2023.
The activities of the FSB and the IOSCO also continue to be monitored by the investment management industry, including Federated Hermes. Building on consultations and other reports published from 2015 through 2022, the FSB and the IOSCO continue to focus on, among other topics: (1) non-bank financial intermediation (NBFI); (2) financial stability, market and product liquidity and liquidity risk management; (3) cyber incident reporting; (4) crypto-related risks and regulation, including stablecoin arrangements; (5) retail distribution and digitalization; and (6) financial reporting and disclosure during economic uncertainty. These activities by the FSB and the IOSCO are discussed below. Given the role of the FSB and the IOSCO in making recommendations and setting standards for regulations globally for implementation by regulatory authorities in individual jurisdictions, the activities of the FSB and the IOSCO provide insight into future or additional current Regulatory Developments.
Since the beginning of the fourth quarter 2022, UK and EU regulators and supervisory authorities issued, proposed, or adopted other new consultations, directives, rules, laws, and guidance that impact or could impact UK and EU investment management industry participants, including Federated Hermes. For example:
•On January 27, 2023, the ESMA published its “Guidelines on stress test scenarios under the MMF Regulation,” (i.e., Money Market Fund Regulation (MMF Regulation)), which followed the ESMA’s publication on November 30, 2022, of its Final Report on “Guidelines on stress test scenarios under the MMF Regulation.” In these new Guidelines, the ESMA provides updated specifications on the types of money market fund stress tests and their calibration. Upon the new Guideline becoming effective on March 27, 2023, managers of money market funds will need to use them to conduct stress tests and complete required reporting under Article 37 of the MMF Regulation. Federated Hermes is reviewing these new Guidelines and their impact on its money market fund business.
•On December 31, 2022, the FCA published a report on approaches to diversity and inclusion in financial services, encouraging firms to use the data in developing their current diversity and inclusion strategies but did not indicate any potential future rulemaking developments. Federated Hermes is reviewing this report and its impact on its business.
•On December 27, 2022, the EU Council adopted the Digital Operational Resilience Act (Regulation (EU) 2022/2554) (DORA). This regulation, which will apply beginning on January 17, 2025, sets uniform requirements for the security of network and information systems of companies and organizations operating in the financial sector as well as critical third parties which provide Information Communication Technologies (ICT)-related services, such as cloud platforms or data analytics services. The DORA creates a regulatory framework on digital operational resilience whereby firms will need to make sure they can withstand, respond to, and recover from all types of ICT-related disruptions and threats. These requirements are homogenous across all EU Member States with the core aim to prevent and mitigate cyber threats. The UK government is also looking to enact a similar UK-equivalent to the DORA. Federated Hermes is reviewing the DORA and its impact on its business.
•On December 21, 2022, the ESMA published a final report outlining the RTS and Implementing Technical Standards (ITS) specifying the information to be provided, and the templates to be used, to inform competent authorities of the cross-border marketing and management of investment funds and the cross-border provision of services by fund managers. The RTS specify the information to be provided by management companies and AIFMs wishing to carry out their activities in host Member States, while the ITS contain the templates to be used by management companies.

These standards will normalize the content and format of the information being provided by management companies, UCITS, and AIFMs situated in the EU only and look to support the process for notifying cross-border marketing and management activities in relation to UCITS and alternative investment funds as well the cross-border provision of services by fund managers.
•On December 19, 2022, the European Commission issued two draft notices containing guidance on environmental performance reporting under green taxonomy. The first notice contains responses to FAQs on the technical screening criteria for the taxonomy’s first two environmental objectives of climate change mitigation and climate change adaptation, and the second notice contains responses to FAQs on the disclosure obligation under Article 8 of the Taxonomy Regulation, the details of which are set out in the Disclosures Delegated Act.
•On December 16, 2022, the ESMA published an updated Q&A on the application of the Alternative Investment Fund Managers Directive (AIFMD) and on the MiFID II and the Markets in Financial Instruments Regulation market structures topics. The topics include whether managers of special purpose acquisition companies are subject to AIFMD.
•On December 14, 2022, ESMA published a final report on the Guidelines for reporting under European Market Infrastructure Regulation (EMIR) Refit Regulation (the final report). The final report clarifies the reporting and data management requirements applicable under EMIR Refit Regulation to (i) counterparties to over-the-counter derivatives contracts, (ii) central counterparties, and (iii) the trade repositories. The final report has been published with new validation rules as well as outgoing and ingoing reporting instructions.
•On December 14, 2022, ESMA published a supervisory briefing on ensuring convergence across the EU with respect to the supervision of investment firms’ cross-border activities under MiFID II. The supervisory briefing is relevant to investment firms that provide cross-border services, particularly to retail clients, under the passporting regime set out in Article 34 of MiFID II.
•On December 14, 2022, the FSB published an “Assessment of the Effectiveness of the FSB’s 2017 Recommendations on Liquidity Mismatch in Open-End Funds” (Assessment), which is part of the FSB’s work program to enhance the resilience of NBFI. The Assessment finds that regulatory authorities have made meaningful progress in implementing the 2017 FSB recommendations based on progress in four key areas: (1) reducing structural liquidity mismatch; (2) reducing shock amplification and transmission using liquidity management tools; (3) enhancing regulatory reporting, data availability and public disclosure; and (4) ensuring adequacy of stress testing. The Assessment concludes that certain policy enhancements would strengthen the current framework and liquidity management practices, including: (1) providing a clearer and more specific articulation of the intended outcome of policies to reduce structural liquidity mismatch in open-end funds; (2) ensuring that investors bear the costs of liquidity associated with fund subscriptions and redemptions, and enhancing the use, and consistency of use, of liquidity management tools by fund managers; (3) requiring clearer public disclosures from fund managers on the availability and use of liquidity management tools, including by enhancing their engagement with investors; (4) closing identified data gaps to improve regulatory authorities’ ability to monitor liquidity mismatch in open-end funds and its management from a financial stability perspective; and (5) further promoting the use of fund- and system-level stress testing. The FSB, in conjunction with IOSCO, will continue to follow-up on the Assessment’s findings, including by revising the FSB’s recommendations, and will monitor the progress of regulatory authorities in implementing the recommendations across jurisdictions.
•On December 13, 2022, the FCA published a Discussion Paper regarding the “Future Disclosure Framework” in which it invites feedback on how it can design and deliver a good disclosure regime for retail investments, particularly considering the Consumer Duty in the UK. This Discussion Paper follows a December 9, 2022, Consultation Paper issued by HM Treasury regarding PRIIPs and UK Retail Disclosure, which also relates to the future of retail disclosure in the UK. This Consultation Paper sets out the UK Government’s intentions to revoke the PRIIPs regulation and to remove the UCITS disclosure requirements, so that the FCA will become responsible for establishing a future disclosure regime with future disclosure requirements to sit only in the FCA Handbook. Federated Hermes is reviewing the FCA’s Discussion Paper and HM Treasury’s Consultation Paper and their respective impacts on its business. The comment period on the Discussion Paper ended on February 7, 2023. The comment period on the Consultation Paper ends on March 3, 2023.
•On December 9, 2022, the UK Chancellor of the Exchequer announced a wide-ranging set of reforms for the financial services sector, referred to as the “Edinburgh Reforms.” The package will include further proposals relating to the

Packaged Retail Investment and Insurance-Based Products Regulation (1286/2014), the Payment Account Regulations 2015 (SI 2015/2038), plans to establish a regulatory regime by 2024 that will support a consolidated tape for market data, and plans to consult in the first quarter 2023 on bringing ESG ratings providers within regulatory oversight and publish an updated Green Finance Strategy in early 2023 that includes an update on plans to make secondary legislation under the UK Taxonomy Regulations.
•On December 2, 2022, the FCA published its Quarterly Consultation, which contains certain proposed changes and clarifications with respect to the Consumer Duty, including the important clarification that with respect to occupational pension schemes, the term “retail customer” will be amended to make clear that it includes any client of a firm who is or would be a beneficiary of the scheme rather than a beneficiary of the underlying investments held in the scheme. The comment period ended on January 9, 2023.
•On December 1, 2022, the CBI published a Consultation Paper regarding “Own Funds Requirements for UCITS management companies and AIFMs authorized to perform discretionary portfolio management” in which the CBO proposes to introduce bespoke own funds requirements for UCITS management companies and AIFMs authorized to provide discretionary portfolio management and additional non-core services as a condition to authorization to maintain a “level playing field” because such entities are not subject to own funds requirements at the EU level related to the provision of such services. Under these proposed requirements, UCITS management companies and AIFMs authorized to provide discretionary portfolio management services and non-core services that do not meet conditions to be a “small and non-interconnected firm” (modelled on similar conditions under the IFR) will be required to apply the higher of the own funds requirement under the UCITS Regulations/AIFM Regulations, as applicable, or, a Risk to Client K-factor own fund requirement modeled on the Risk to Client K-Factor applicable to MiFID investment firms under the IFR. UCITS management companies and AIFMs authorized to provide discretionary portfolio management services will continue to be required to undertake an Internal Capital Adequacy and Assessment Program in line with a similar requirement applicable to all MiFID investment firms. Federated Hermes is reviewing this Consultation Paper and its impact on its business. The comment period ended on February 23, 2023.
•On November 30, 2022, the FCA published a Consultation Paper regarding “Broadening access to financial advice for mainstream investments” in which it sets forth proposals for a new core investment advice regime that would allow firms to provide mass-market consumers with straightforward financial needs greater access to simplified advice on investment into mainstream products, specifically within stocks and share investment savings accounts (or ISAs). Federated Hermes is reviewing this Consultation Paper and its impact on its business. The comment period ends on February 28, 2023.
•On November 28, 2022, the Council of the European Union gave its final approval to the Corporate Sustainability Reporting Directive (CSRD), and, on December 16, 2022, the CSRD was published in the Official Journal of the European Union. It entered into force on January 5, 2023, and Member States are required to transpose the CSRD into national law by July 6, 2024.
•On November 17, 2022, the ESMA published a Consultation Paper regarding “Review of the technical standards under Article 34 of MiFID II” in which it proposes amendments to the information requirements that investment firms applying to passport a product and provide cross-border services without the establishment of a branch in a particular jurisdiction are required to satisfy. The proposed amendments would add the following to such information requirements: (1) the marketing means the investment firm will use in host-Member States; (2) the language(s) for which the investment firm has the necessary arrangements to deal with complaints from clients from each of the host Member States in which it provides services; (3) the Member States in which the investment firm will actively use its passport as well as the categories of clients targeted; and (4) the investment firm’s internal organization in relation to the cross-border activities of the investment firm. Federated Hermes is reviewing this Consultation Paper and its impact on its business. The consultation period ended on February 17, 2023.
•On November 16, 2022, IOSCO published a “Thematic Review on Liquidity Risk Management Recommendations” in which it assesses the implementation of selected recommendations issued in 2018 to strengthen the liquidity risk management practices for collective investment schemes globally. Among other things, this Review found that: (1) larger jurisdictions show a high degree of implementation of regulatory requirements consistent with the objectives of the recommendations; (2) challenges exist for collective investment schemes with respect to dealing frequency, dealing arrangements and disclosure practices; (3) some jurisdictions need to improve the process of identification of a liquidity shortage before it occurs and provide more guidance on aligning the investment strategy, liquidity profile and redemption policy; (4) jurisdictions should further address the availability of liquidity management tools and supplement the current rules and regulations to include requirements that are more specific regarding the use of such tools; (5) asset managers have a high degree of implementation of the recommendations at the level of policies and practices; and (6) weaknesses exist regarding operationalizing contingency plans and activation of liquidity risk management tools. The findings from this Review informed the FSB’s assessment of the effectiveness of the FSB’s 2017 policy recommendations to address structural vulnerabilities from liquidity mismatch in open-ended funds.
•On November 15, 2022, the FSB published its “Climate Scenario Analysis by Jurisdictions: Initial findings and lessons” in which the FSB synthesizes findings from climate scenario analysis exercises undertaken by financial authorities at the individual firm level, at the financial sector level, and at the overall financial system level, with the goal of drawing lessons for effective scenario analysis and sketching out a global approach. The publication also attempts to evaluate the implications of climate change-related developments for financial systems with the goal of advancing a common understanding of the impact of climate change on financial stability.
•On November 14, 2022, the IOSCO published a “Statement on Financial Reporting and Disclosure during Economic Uncertainty” in which, among other things, it highlighted the importance of high quality and transparent disclosures that clearly explain significant management judgments, key assumptions, the identification of known risks, and explanations of how changes in these factors can affect the amounts and trends reported in historical financial statements.
•On November 10, 2022, the FSB published a Progress Report on “Enhancing the resilience of Non-Bank Financial Intermediation” in which the FSB reviews prior and planned work by it and other global regulators to enhance the resilience of NBFI under the FSB’s work program, which has involved money market funds, open-end funds, margining practices, bond market liquidity and fragilities in United States Dollar (USD) cross-border funding. The Progress Report sets out policy proposals to address systemic risk in NBFI that focus on key amplifiers and seeks to: (1) reduce liquidity demand spikes; (2) enhance the resilience of liquidity supply in times of stress; and (3) enhance risk monitoring and the preparedness of regulatory authorities and market participants. According to the FSB, the main focus of these proposals is to reduce excessive spikes in the demand for liquidity by addressing the vulnerabilities that drove those spikes (e.g., by reducing liquidity mismatch or the build up of leverage) or by mitigating their financial stability impact (e.g., by ensuring that redeeming investors pay the cost of liquidity (e.g., through swing pricing) and by enhancing the liquidity preparedness of market participants to meet market calls).
•On October 20, 2022, the FSB published a “Report on Liquidity in Core Government Bond Markets,” which is part of the FSB’s work program to enhance the resilience of NBFI. In this Report, the FSB analyzes the liquidity, structure, and resilience of core government bond markets. Building on relevant analysis by FSB member authorities and other international bodies, the Report: (1) reviews recent changes in the structure and liquidity of core government bond markets; (2) analyzes the changes in government bond market liquidity (and related repurchase agreement and futures markets) in March 2020, including the behavior of various market participants (particularly dealers); (3) examines the drivers of market participants’ behaviors; and (4) identifies factors that promote the resilience of government bond markets.
•On October 17, 2022, the FSB published a Consultative Document on “Achieving Greater Convergence in Cyber Incident Reporting,” in which the FSB sets out recommendations to address impediments to achieving convergence among regulators and jurisdictions, advances work on establishing common terminologies related to cyber incidents and proposes the development of a common format for incident reporting exchange. The comment period ended on December 31, 2022.
•On October 13, 2022, the FSB’s Task Force on Climate-Related Financial Disclosures issued its “2022 Status Report” in which it provided an overview of current disclosure practices in terms of their alignment with the TCFD’s prior recommendations and highlights progress firms are making toward disclosures aligned with the TCFD over the past five years. Based on a prior April 2022 consultation, on October 13, 2022, the FSB also published a Final Report on “Supervisory and Regulatory Approaches to Client-related Risks” in which the FSB seeks to assist global supervisory and regulatory authorities in developing approaches to monitor, manage and mitigate risks arising from climate change and promote consistent approaches across sectors and jurisdictions. In this Final Report, among other things, the FSB acknowledges that supervisory goals and approaches differ and that “climate change is likely to represent a systemic risk for the financial sector.”
•On October 13, 2022, the FSB published a “Progress Report on Climate-Related Disclosures” and a “Final Report on supervisory and regulator approaches to client-related risks.” In the Progress Report, the FSB covers, among other topics: (1) the progress made by the International Sustainability Standards Board (ISSB) in developing its global baseline climate reporting standard and the work of other international standard-setters on assurance over sustainability-related reporting; (2) the progress made in the area of assurance, including the work of the International Auditing and Assurance Standards Board (IAASB) and International Ethics Standards Board for Accountants (IESBA), and the work by IOSCO to support the work on both disclosure and assurance standards; (3) the progress made by jurisdictions on climate-related disclosure practices, including implementing FSB recommendations, as well as steps being taken by jurisdictions to prepare for adopting, applying or otherwise making use of the ISSB climate-related disclosure reporting standard; and (4) the progress made by firms on disclosure and reporting. In the Final Report, the FSB provides recommendations regarding, among other topics: (1) the collection of climate-related data from financial institutions; (2) system-wide supervisory and regulatory approaches and the extent to which supervisory and regulatory tools and policies address climate-related risk; and (3) early considerations of other potential macroprudential policies and tools relating to client risk and disclosure.
•On October 12, 2022, the IOSCO published a Final Report entitled “Report on Retail Distribution and Digitalisation” in which IOSCO considered recent developments in online marketing and distribution to retail investors by financial firms, sets out examples of how some jurisdictions have addressed these issues, and, among other proposals, considers proposals for firm level rules for online marketing and distribution. In the Final Report, IOSCO also recommends that IOSCO-member regulatory authorities should continue to monitor developments in online marketing, including social media, and consider changes in their respective requirements.
•On October 11, 2022, the ESMA published a Call for Evidence regarding the “Implementation of [Shareholder Rights Directive 2 (SRD2)] provisions on proxy advisors and the investment chain,” in which it seeks to gather information on how market participants perceive the appropriateness of the scope and the effectiveness of the SRD2 provisions on the identification of shareholders, transmission of information and facilitation of the exercise of shareholder rights, as well as on transparency of proxy advisors. The comment period ended on November 28, 2022.
•On October 11, 2022, the FSB published a Consultative Document regarding “Regulation, Supervision and Oversight of Crypto-Asset Activities and Markets,” a Consultation Report regarding “Review of the FSB High-level recommendations of the Regulation, Supervision and Oversight of ‘Global Stablecoin’ Arrangements,” and a related request for comment regarding “International Regulation of Crypto-asset activities: A proposed framework – questions for consultation,” in which the FSB: (1) analyzes the interconnectedness of crypto-asset markets; (2) provides an overview of applicable international standards and regulatory and supervisory approaches; (3) identifies issues, challenges and gaps, and provides high-level recommendations, relating to supervisory and oversight approaches to crypto-asset activities; and (4) proposes revisions to the FSB’s high-level recommendations regarding stablecoin arrangements to address financial stability risks more effectively. The FSB also invited comments on: (1) proposed recommendations to promote the consistency and comprehensiveness of regulatory, supervisory and oversight approaches to crypto-asset activities and markets and to strengthen international cooperation, coordination, and information sharing; and (2) a review of the previous 10 FSB high-level recommendations from 2020 for the regulation, supervision, and oversight of “global stablecoin” arrangements. The comment period ended on December 15, 2022.
•On October 3, 2022, the FCA issued a Consultation Paper regarding “Creation of baseline financial resilience regulatory return,” in which it seeks to rationalize and standardize baseline financial resilience data collection with a view to increasing the quality and consistency of financial resilience data. The FCA seeks to reduce the burden of the existing survey by changing the collection of financial resilience data from an ad-hoc survey to a specific (and shortened) quarterly return within the FCA’s data collection system. The consultation period ended on December 2, 2022.
Federated Hermes continues to monitor developments regarding previously issued regulatory proposals and developments, including, among others: (1) the EU PRIIPs Regulation under the UCITs directive, which came into effect on January 1, 2023; and (2) the UK climate-related disclosure regime based on TCFD recommendations, which came into effect for firms with assets greater than £5 billion on January 1, 2023. Please refer to our prior quarterly reports on Form 10-Q and annual reports on Form 10-K for further information regarding other international Regulatory Developments that can affect Federated Hermes’ Financial Condition.
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
An EU FTT also continues to be discussed, although it remains unclear if or when an agreement will be reached regarding its adoption. The last proposal was to begin discussions at the EU level regarding the design of an EU FTT involving a gradual implementation by Member States based on the FTTs already implemented in France and Italy. Member States that would want to implement an FTT more quickly would have been permitted to do so. Member States were invited to provide input on the proposed approach to the EU FTT design, whether the FTTs in France and Italy would be a solid basis for an EU FTT, and whether an EU FTT should apply to equity derivative transactions. As attention continues on a post-Pandemic economy and as the EU and EU Member States continue to look to fund their budgets and the Pandemic-related measures that have been adopted, an EU FTT on securities transactions, or even bank account transactions, remains a potential additional source of revenue. The Council of the EU has recognized that the European Commission has clarified that, if there is no agreement by the end of 2022 (which there was not), the European Commission will, based on impact assessments, propose a new resource for the EU budget based on a new FTT and that the European Commission will endeavor to make those proposals by June 2024 with the FTT’s planned introduction by January 1, 2026. The Council also has indicated that further work will be required before final policy choices are made and an agreement on a possible FTT can be reached. The exact time needed to reach a final agreement on an EU FTT, implement any agreement and enact legislation is not known at this time. The weakened economy in Europe can increase the risk that additional jurisdictions propose to implement single-country FTTs.
As of December 31, 2022, the transition from LIBOR is nearly complete, with publication of the few remaining tenors of USD LIBOR ceasing after June 30, 2023. On December 16, 2022, the FSB issued a “Progress Report on LIBOR and Other Benchmarks Transition Issues: Reaching the finish line of LIBOR transition and securing robust reference rates for the future” in which it, among other things: (1) acknowledges that significant progress was made especially among FSB jurisdictions where exposure to LIBOR is the highest; (2) cautions that there could be residual risk arising from relatively low awareness of the transition among users of USD LIBOR in jurisdictions where LIBOR exposure is low; and (3) encourages market participants to use the most robust reference rates to achieve intended benefits and avoid the need to repeat another reference rate transition. On November 23, 2022, the FCA released a further “Consultation on ‘synthetic’ USD LIBOR and feedback to CP22/11” to solicit views on: (1) its proposal to require the administrator of LIBOR to publish a synthetic version of 1-, 3-, and 6-month USD LIBOR settings for a temporary period until the end of September 2024; (2) its proposed methodology for building these synthetic USD LIBOR settings; and (3) the permitted uses of them. The FCA made clear that its primary purpose in requiring the publication of synthetic USD LIBOR is to facilitate an orderly transition of legacy contracts that are governed by UK or other non‑U.S. law and that have no realistic prospect of being amended by the time LIBOR is no longer published in its current form after June 30, 2023. The comment period ended on January 6, 2023.
Legislators and regulators in the U.S. and other countries are also working on the transition from LIBOR, with particular emphasis on legacy financial agreements that lack sufficient “fallback” language to transition to a new reference rate in the event of LIBOR’s cessation. Among other efforts, in the U.S., the Adjustable Interest Rate (LIBOR) Act of 2021 was the first U.S. federal law addressing the cessation of LIBOR and is similar to New York legislation passed in 2021 that implements fallback provisions that favor the transition to the Secured Overnight Financing Rate (SOFR)-plus a spread adjustment for contracts without effective fallback provisions to provide for a smooth transition process to replace the LIBOR reference rate in legacy contracts. The final Regulations Implementing the Adjustable Interest Rate (LIBOR) Act were published in the Federal Register on January 26, 2023 and will become effective February 27, 2023.
The phase-out of LIBOR has caused, and can cause, the renegotiation or re-pricing of certain credit facilities, derivatives or other financial transactions to which investment management industry participants, including Federated Hermes and its products, customers or service providers, are parties, alter the accounting treatment of certain instruments or transactions, or have other unintended consequences, which, among other effects, could require additional internal and external resources, and can increase operating expenses. The extent of such renegotiation or re-pricing could be mitigated by the adoption of, or advocacy for, a historical five-year median difference spread adjustment methodology by certain regulators, self-regulatory organizations, and trade groups (including, for example, the Alternate Reference Rates Committee and ISDA). Federated Hermes has closely monitored regulatory statements and industry developments regarding the obligations of registered investment advisors and funds when recommending and purchasing securities or other investments that use LIBOR as a reference rate or benchmark. Federated Hermes has focused on identifying LIBOR-linked securities or other investments, including, but not limited to: derivatives contracts; floating-rate notes; municipal securities; and tranches of securitizations, including collateralized loan obligations. With respect to LIBOR-linked securities or other investments with maturities after the applicable LIBOR tenor cessation date, Federated Hermes has sought to proactively address transition-related questions with the issuers or lead arrangers of such securities and other investments, as applicable, including, for example, questions regarding transition events, benchmark replacement, and benchmark replacement adjustments. As necessary, Federated Hermes has sought to negotiate modifications to benchmark fallback language for such securities and other instruments to contemplate the permanent cessation of LIBOR. Federated Hermes will be continuing these efforts with respect to any remaining securities or other investments held by Federated Hermes’ products and strategies that continue to use a USD LIBOR tenor with a cessation date of June 30, 2023. For example, Federated Hermes sent over 550 letters to issuers or lead arrangers setting forth its expectations regarding the transition from LIBOR. Federated Hermes also negotiated fall back language that provides for the use of an alternative reference rate or benchmark in its corporate credit facility and has an interest rate based on SOFR-plus a spread in its U.S.-registered Federated Hermes Funds’ credit facility. While management believes that Federated Hermes’ LIBOR transition efforts are substantially completed, Federated Hermes continues to monitor the impact that the transition from LIBOR will have on Federated Hermes and Federated Hermes’ products and strategies, customers, and service providers.
EU, UK and other global policymakers and regulators have also sought to establish a global corporate tax rate of 15 percent. It has been reported that legislation for a 15 percent minimum corporate tax is expected to be adopted in the UK in Spring 2023 and in many EU Member States by no later than the end of 2024.
With market conditions, including continuing market volatility and high inflation rates, regulators, and other government bodies, including the BoE and the UK Government, have taken actions aimed at addressing market and economic concerns. For example, on September 28, 2022, the BoE launched a market intervention plan aimed at restoring order to the UK’s bond market by increasing its purchase of UK government bonds. These measures can be expected to remain in effect until these regulators and governmental bodies determine that market conditions no longer warrant them.
Federated Hermes is unable to fully assess at this time whether, or the degree to which, any continuing efforts or potential options being evaluated in connection with modified or new Regulatory Developments ultimately will be successful. The degree of impact of Regulatory Developments on Federated Hermes' Financial Condition can vary, including in a material way, and is uncertain.
Management continues to monitor and assess any lingering potential impact of the Pandemic generally, particularly on the workforce, and the impact of the increasing interest rate environment on asset values and money market fund and other fund asset flows, and related asset mixes, as well as the degree to which these factors impact Federated Hermes' institutional prime and municipal (or tax-exempt) money market business and Federated Hermes' Financial Condition. Management also continues to monitor, and expend internal and external resources in connection with, the potential for additional regulatory scrutiny of money market funds, including prime and municipal (or tax-exempt) money market funds.
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
Federated Hermes will continue to monitor Regulatory Developments as necessary and can implement additional changes to its business and practices as it deems necessary or appropriate. Further analysis and planning, or additional refinements to Federated Hermes' product line and business practices, can be required in response to market conditions, customer preferences or new or modified Regulatory Developments. The difficulty in, and cost of, complying with applicable Regulatory Developments increases with the number, complexity, and differing (and potentially conflicting) requirements of new or amended laws, rules, regulations, directives, and other Regulatory Developments, among other factors.
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

As of December 31, 2022, given the regulatory environment, and the possibility of future additional Regulatory Developments and oversight, Federated Hermes is unable to fully assess the impact of modified or new future Regulatory Developments, and Federated Hermes' efforts related thereto, on its Financial Condition. Modified or new Regulatory Developments in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have further material and adverse effects on Federated Hermes' Financial Condition.
Human Capital Resource Management
At December 31, 2022, Federated Hermes had 1,961 employees, with 1,181 employees in Pittsburgh, Pennsylvania, and surrounding areas, 510 employees in London, England, 60 employees in New York, New York, 26 employees in Boston, Massachusetts, 153 employees in other U.S. locations and 31 employees in other locations outside the U.S.
The investment management business is highly competitive and experienced professionals have significant career mobility. Like other companies, Federated Hermes experiences employee turnover which is tracked at various levels within the company, and conducts exit interviews with departing employees. The information derived from these interviews, as well as our employee development initiatives described below and succession planning, allows Federated Hermes to cultivate leaders, manage turnover and retain talented and qualified individuals. Federated Hermes’ ability to attract, retain and properly motivate highly qualified professionals across the company is a critical factor in maintaining its competitive position within the investment management industry and positioning Federated Hermes for future success. See Item 1A - Risk Factors - General Risk Factors - Other General Risks - Recruiting and Retaining Key Personnel (Human Capital Resource Management Risk) for more information on the risks to Federated Hermes if it is unable to attract and retain talented and qualified employees. For additional information on current hybrid working arrangements, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Developments – The Pandemic.
Competitive Compensation
Understanding that Federated Hermes’ business success depends on its ability to attract, retain, and incentivize talented and qualified individuals, Federated Hermes’ compensation programs across the company strive to meet this goal. Federated Hermes endeavors to reward individual contributions, as demonstrated by the delivery of long-term sustainable results. Federated Hermes’ compensation programs are also designed to align the interests of its officers and employees with its business strategy, values, and objectives, including the interests of its clients, shareholders and stakeholders, while affording the business the opportunity to grow.
Generally, for employees directly managed from the U.S., Federated Hermes’ compensation programs are comprised of competitive levels of cash compensation together with equity, a profit sharing/401(k) plan, and other corporate benefits/components for certain positions. Compensation is structured in the form of: salary, which is competitively evaluated annually; bonus; and, where appropriate, long-term incentives.
Generally, for employees directly managed from the UK, compensation is based on fixed and variable compensation. Fixed compensation can include base salary, a retirement plan together with equity and other corporate benefits/components for certain positions, and is designed to provide competitive fixed compensation at a level that reflects market compensation. Variable compensation is discretionary based on, among other factors, an employee’s performance, and behavior, as well as team and overall company performance.
Across Federated Hermes, the mix of overall salary, bonus, long-term incentives and other corporate benefits/components for certain positions varies by division, position, and employee.
Across Federated Hermes, national and industry-specific compensation surveys are utilized to monitor competitive pay levels. Compensation across the company is generally administered in four employee categories: Sales, Investment Management, Administration and Executive. The employee’s category, position and performance generally drive the mix of fixed versus variable compensation, bonus structure/opportunity and long-term incentive structure/opportunity. Across the company (unless otherwise noted below):
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

•The pay mix for Investment Management employees is more heavily weighted in variable compensation in the form of discretionary bonuses and, among other factors deemed relevant, takes into account investment product performance from one- through five-year periods. For employees managed directly from the U.S., all or a portion of any annual performance bonus can be paid in cash or a combination of cash and annual bonus restricted stock. Investment Management employees are also eligible for periodic restricted stock awards.
•Administrative employees have a pay mix more heavily weighted in fixed pay and are eligible for annual discretionary cash bonuses. Management employees are eligible for periodic restricted stock awards and senior management employees are also eligible for annual bonus restricted stock awards.
•The components of Federated Hermes’ executive compensation programs are designed to be competitive within the investment management industry and reward outcomes related to a variety of factors including Federated Hermes’ financial, investment, sales and customer service performance as measured against other similar companies within the investment management industry. Financial factors include, for example, Federated Hermes’ operating profits (as defined in Federated Hermes Stock Incentive Plan), assets under management (or AUM), gross product sales, net product sales, total revenue (including net revenues after taking into account the net pre-tax impact of voluntary yield-related fee waivers), net income and net income per diluted share. Please refer to the Compensation Discussion and Analysis section of Federated Hermes’ Information Statement for additional information regarding executive compensation.
Federated Hermes’ Stock Incentive Plan is designed to support its retention and attraction objectives. Under this program, executive officers and certain employees are eligible to receive periodic restricted stock awards that vest over specified vesting periods (e.g., for U.S. employees, over a ten-year period, and for non-U.S. employees, over a five-year period). The restrictions on the vested portion of an award typically lapse on specified anniversary dates of an award (e.g., for U.S. employees, the award’s fifth- and tenth-year anniversaries, and for non-U.S. employees, generally the award’s sixth, seventh and eighth anniversaries which extend beyond the five-year vesting period in an effort to continue to align the employees’ and Federated Hermes’ interests during the restriction period). Additionally, for certain groups of employees, a portion of their bonus awards are paid in the form of bonus restricted stock with a three-year ratable vesting schedule with restrictions lapsing on each vesting date.
For all employees directly managed from the UK, discretionary bonus awards above a certain threshold are subject to deferral. Under the deferred bonus scheme, a portion of the bonus is deferred, notionally tracks the performance of certain Federated Hermes Funds and vests over three years. The Private Equity and Infrastructure businesses of Federated Hermes also operate carried interest and share of performance fee programs typical in the management of such asset classes.
For 2022, Federated Hermes’ total compensation expense was $512.7 million and included, among other items, salary, bonus and stock-based compensation expense.
Benefits
Federated Hermes’ benefit offerings across the company are designed to reflect the local market and equip Federated Hermes’ employees with resources and services to help them stay healthy, balance the demands of work and personal life, develop their careers, and meet their financial goals, as well as to further employee engagement and retention. Along with the traditional health and welfare benefits, such as medical and dental coverage, an employee assistance program, wellness program focusing on employee mindfulness, health and well-being, disability, paid time off and retirement programs, the company also offers flexible work arrangements which include hybrid work schedules, education assistance, paid parental leave, adoption benefits, paid volunteer time, employee discounts and other programs and services. Effective January 1, 2023, Federated Hermes implemented additional paid time off in its vacation and paid parental leave programs.
Employee Development
Federated Hermes provides a professional work environment for employees across the company that supports employees’ career aspirations and professional development interests through training programs and mentoring initiatives. Training is provided on the job and by Federated Hermes’ training staff and a network of specialist training providers, through a blend of internal/external classroom and online courses. Federated Hermes’ extensive training curriculums focus on Technical, Professional, Leadership & Management, and include, among others, courses on: the securities markets and Federated Hermes’ products; compliance/regulatory requirements; license exam preparation; sales skills; customer service skills; financial, physical and mental health well-being; remote working and hybrid management; dignity and respect in the workplace; individual and team performance; communication skills; technical (systems) topics; and general professional development. The attraction, training, and retention of qualified employees across the company supports Federated Hermes’ succession planning at all levels.
Diversity and Inclusion
As of December 31, 2022, across the company, approximately 40% of Federated Hermes’ employees are women. Federated Hermes’ Board has approximately 17% women, and approximately 13% of Federated Hermes’ executives are women. In the U.S., approximately 7% of Federated Hermes’ employees are minorities, 31% of business managers are women and/or minorities, and 27% of investment professionals are women and/or minorities. As of December 31, 2022, approximately 90% of AUM managed from the U.S. are in products that have at least one portfolio manager that is a woman and/or a minority.
Federated Hermes recognizes that a diverse and inclusive workplace benefits employees and supports stronger long-term business performance. Federated Hermes developed its diversity and inclusion strategy with the mission of fostering a diverse, inclusive, and respectful workplace where employees across the company are encouraged to be innovative and creative and where unique perspectives and experiences are recognized and appreciated for the contributions they bring to the company. Federated Hermes has made a long-term commitment to enhancing the diversity of the company’s workforce and providing an inclusive environment. The company’s diversity and inclusion strategy is centered around four pillars: driving diversity; creating inclusion; expanding outreach; and ensuring program sustainability by evaluating results and implementing enhancements.
Federated Hermes cultivates the benefits of workplace diversity throughout the company through its recruitment process, onboarding of new employees, and employees’ ongoing education and training. In the U.S., the company implemented several programs and initiatives to advance diversity and inclusion, which include (in addition to other previously established programs and initiatives): launching a New Employee Buddy Program; expanding the list of diversity-focused job advertisements, diverse colleges and affinity groups with whom we share our entry level job postings; expanding the firm’s internship program with a local high school for underrepresented students; partnering with a Pittsburgh-based college-prep school whose mission is to break the cycle of generational poverty to offer educational sessions and job shadow opportunities; and expanding its partnership with a New York City based organization whose vision is to empower students to overcome many of the structural barriers that typically limit upward social-economic mobility by providing specialized training, paid internships or one-on-one mentorships. In London, a number of diversity and inclusion initiatives have been launched, including (in addition to other previously established programs and initiatives): inclusive leadership training for management; Employee Resource Groups with several Employee Networks; and cultural events such as National Inclusion Week, Mental Health Awareness Week, Pride Week and Black History Month.
The company’s diversity and inclusion initiatives are sponsored and endorsed by the Board and executive management. The Compensation Committee of the Board receives periodic updates and reports on the company’s diversity and inclusion strategy and its compensation practices, including an annual pay equity analysis. In collaboration with management and employees at all levels, these initiatives are advanced by various teams and employee resource business groups across the company, including Human Resources and, in the U.S., a dedicated Diversity Officer/Senior Talent Acquisition Manager and, in London, a dedicated Head of Inclusion.
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
Federated Hermes encourages its employees across the company to raise human resource questions or concerns with their managers or the Human Resources Department in the U.S. or London. Separately, the company also provides a phone line and website portal through a third-party service provider for employees to report, anonymously should they so choose, various compliance matters.

Information about our Executive Officers
The following section sets forth certain information regarding the executive officers of Federated Hermes as of February 24, 2023:

Name	Position	Age
J. Christopher Donahue	President, Chief Executive Officer, Chairman and Director of Federated Hermes, Inc.	73

Gordon J. Ceresino	Vice Chairman of Federated Hermes, Inc., Chairman, Director and President of Federated International Securities Corp. and Vice Chairman of Federated MDTA, LLC	65

Thomas R. Donahue	Vice President, Treasurer, Chief Financial Officer and Director of Federated Hermes, Inc. and President of FII Holdings, Inc.	64

Dolores D. Dudiak	Vice President, Director of Human Resources of Federated Hermes, Inc.	64

John B. Fisher	Vice President and Director of Federated Hermes, Inc. and President and Chief Executive Officer of Federated Advisory Companies*	66

Peter J. Germain	Executive Vice President, Chief Legal Officer and Secretary of Federated Hermes, Inc.	63

Richard A. Novak	Vice President, Assistant Treasurer and Principal Accounting Officer of Federated Hermes, Inc.	59

Saker A. Nusseibeh	Chief Executive Officer, Federated Hermes Limited	61

Paul A. Uhlman	Vice President of Federated Hermes, Inc. and President of Federated Securities Corp.	56

Stephen P. Van Meter	Vice President and Chief Compliance Officer of Federated Hermes, Inc.	47
*    Federated Advisory Companies include the following: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Federated Investment Counseling, Federated Investment Management Company and Federated MDTA LLC, each wholly owned by Federated Hermes.
Mr. J. Christopher Donahue has served as director, President and Chief Executive Officer (CEO) of Federated Hermes since 1998 and was elected as Chairman effective April 2016. He also serves as a director, trustee or officer of various Federated Hermes subsidiaries. He is President of 30 investment companies managed by subsidiaries of Federated Hermes. He is also director or trustee of 33 investment companies managed by subsidiaries of Federated Hermes. Mr. Donahue is the brother of Thomas R. Donahue who serves as Vice President, Treasurer, Chief Financial Officer and director of Federated Hermes.
Mr. Gordon J. Ceresino has served as Vice Chairman of Federated Hermes since 2007. He is President of Federated International Management Limited and Federated International Securities Corp. and Vice Chairman of Federated MDTA LLC, each of which are wholly-owned subsidiaries of Federated Hermes. Mr. Ceresino also serves as a director, trustee, President or CEO of certain other wholly-owned subsidiaries of Federated Hermes involved in Federated Hermes’ non-U.S. operations.
Mr. Thomas R. Donahue has served as Vice President, Treasurer and Chief Financial Officer of Federated Hermes since 1998. He previously served as a member of the Board from May 1998 to April 2004 and was re-elected to the Board in April 2016. He also serves as an Assistant Secretary of Federated Hermes and is a director and President of FII Holdings, Inc., a wholly-owned subsidiary of Federated Hermes. He serves as a director of Federated Hermes Limited (FHL, formerly Hermes Fund Managers Limited). He also serves as a director, trustee or officer of various other Federated Hermes subsidiaries. He is also a director or trustee of seven investment companies managed by subsidiaries of Federated Hermes. Mr. Donahue is the brother of J. Christopher Donahue who serves as President, CEO, Chairman and director of Federated Hermes.
Ms. Dolores D. Dudiak has served as Vice President of Federated Hermes since February 2021. She has served as Director, Human Resources since November 1997. She also has served as an officer of various Federated Hermes subsidiaries since 1994, holding the title Senior Vice President since July 2002. In these capacities, she is responsible for the Human Resources Department at Federated Hermes, including Total Compensation Management, Employment Services/Employee Relations, Organization Development, and Human Resources Information Management.

Mr. John B. Fisher has served as Vice President of Federated Hermes since 1998. He previously served as a member of the Board from May 1998 to April 2004 and was re-elected to the Board in April 2016. He has also been President and CEO of Federated Advisory Companies since 2006 and serves as a board member for each of these wholly-owned subsidiaries of Federated Hermes. He also serves as a director, trustee or officer of certain other Federated Hermes subsidiaries. He is President of three investment companies managed by subsidiaries of Federated Hermes. He is also director or trustee of 26 investment companies managed by subsidiaries of Federated Hermes. Prior to 2006, Mr. Fisher served as President of the Institutional Sales Division of Federated Securities Corp., a wholly-owned subsidiary of Federated Hermes.
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
Mr. Richard A. Novak has served as Vice President, Assistant Treasurer and Principal Accounting Officer of Federated Hermes since April 2013. Prior to that time, he served as Fund Treasurer of Federated Hermes’ U.S.-based mutual funds beginning in 2006 and served as the Controller of Federated Hermes from 1997 through 2005. He also serves as director or officer for various subsidiaries of Federated Hermes. Mr. Novak is a Certified Public Accountant.
Mr. Saker A. Nusseibeh is a director and CEO of FHL, a wholly-owned subsidiary of Federated Hermes. He joined FHL in 2009 and was appointed CEO in November 2011, having previously served as Chief Investment Officer from 2009 through November 2011. He formerly served as Global Head of Equities at Fortis Investments USA, having initially been appointed as Head of Global Equities in 2005. He also serves as a director of FHL and as a director or officer of certain of its subsidiaries.
Mr. Paul A. Uhlman has served as Vice President of Federated Hermes, and President and a director of Federated Securities Corp., a wholly-owned subsidiary of Federated Hermes, since June 2016. He is also a director, trustee or officer of certain subsidiaries of Federated Hermes. As President of Federated Securities Corp., he is responsible for the marketing and sales efforts of Federated Hermes. He had previously served as a Vice President of Federated Securities Corp. from 1995 through 2010, and served as Executive Vice President of Federated Securities Corp. from 2010 through June 2016. Mr. Uhlman also held the position of National Sales Director, Institutional Sales, from 2007 through June 2016.
Mr. Stephen P. Van Meter has served as Vice President and Chief Compliance Officer of Federated Hermes since July 2015. Between October 2011 and July 2015, he served as Compliance Operating Officer at Federated Hermes. Between October 2007 and October 2011, he served as Senior Counsel in the Division of Investment Management, Office of Chief Counsel, at the SEC. Between September 2003 and October 2007, Mr. Van Meter served as Senior Counsel in the SEC’s DOE.
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

ITEM 1A – RISK FACTORS
As an investment manager, risk is an inherent part of Federated Hermes’ business. U.S., UK, EU and other global financial/securities, capital, commodities, currency, real estate, credit, and other markets (collectively, as applicable, markets), by their nature, are prone to uncertainty and subject participants to a variety of risks. If any of the following risks actually arise, Federated Hermes’ Financial Condition could be materially adversely affected. The risks described below are not the only risks to Federated Hermes’ business. Additional risks not presently known to Federated Hermes or that are currently considered immaterial can also adversely affect its Financial Condition.
Specific Risk Factors
Risks Related to Federated Hermes’ Investment Management Business
Potential Adverse Effects of a Material Concentration in Revenue. At any point in time, a significant portion of Federated Hermes’ total AUM or revenue can be attributable to one or more of its products or strategies, or asset classes, or one or more customers with whom it has a relationship. See Note (4) to the Consolidated Financial Statements for information on material concentrations in Federated Hermes’ revenue. A significant and prolonged decline in the AUM of a product, strategy, or asset class with a material concentration could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these products, strategies, and assets. Likewise, significant negative changes in Federated Hermes’ relationship with a customer or shareholder with a material concentration could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this customer or shareholder. A significant change in Federated Hermes’ business or a significant reduction in AUM due to Regulatory Developments, market changes, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, non-competitive performance, declines in asset values, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, continuing declining or prolonged periods of low short-term interest rates or negative interest rates or negative yields and resulting fee waivers, investor preferences for deposit products or other Federal Deposit Insurance Corporation (FDIC)-insured products, or certain exchange-traded funds, index funds or other passive investment products, changes in product fee structures, changes in relationships with customers or other circumstances, could have a material adverse effect on Federated Hermes’ Financial Condition.
Potential Adverse Effect of Providing Financial Support to Investment Products. Federated Hermes can, from time to time, elect to provide financial support to its sponsored investment products. Providing such support utilizes capital that would otherwise be available for other corporate purposes. Losses resulting from such support, or failure to have or devote sufficient capital to support products, could have a material adverse effect on Federated Hermes’ Financial Condition (including, but not limited to, its reputation).
Risk of Federated Hermes’ Money Market Products’ Ability to Maintain a Stable Net Asset Value. Approximately 40% of Federated Hermes’ total revenue for 2022 was attributable to money market assets. An investment in money market funds is neither insured nor guaranteed by the FDIC or any other government agency. Federated Hermes’ retail and government/public debt money market funds, and its private and collective money market funds, seek to maintain a stable or constant NAV. Federated Hermes also offers non-U.S. low volatility NAV money market funds that seek to maintain a constant NAV, but will move to a four-digit NAV if such fund’s NAV falls outside of a 20-basis point collar. While stable or constant NAV money market funds seek to maintain a NAV of $1.00 per share, it is also possible to lose money by investing in these funds. Federated Hermes also offers institutional prime or municipal (or tax-exempt) money market funds which transact at a fluctuating NAV that uses four-decimal-places ($1.0000), and a short-term variable NAV non-U.S. money market fund. It is also possible to lose money by investing in these funds. Federated Hermes devotes substantial resources, such as significant credit analysis, consideration of ESG factors and attention to security valuation, in connection with the management of its products and strategies. However, the NAV of an institutional prime or municipal (or tax-exempt) money market fund, or variable NAV fund or, if the above described conditions are met, a low-volatility NAV money market fund, can fluctuate, and there is no guarantee that a government/public debt or retail (i.e., stable or constant NAV) money market fund, or a low-volatility money market fund, will be able to preserve a stable or constant NAV in the future. Market conditions could lead to a limited supply of money market securities and severe liquidity issues and/or declines in interest rates or additional prolonged periods of low yields in money market products or strategies, and Regulatory Developments could lead to shifts in asset levels and mix, which could impact money market fund NAVs and performance. If the NAV of a Federated Hermes stable or constant NAV money market fund were to decline to less than $1.00 per share, such Federated Hermes money market fund would likely experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated Hermes’ Financial Condition. If the fluctuating NAV of an institutional prime or municipal (or tax-exempt) money market fund, or variable NAV money market fund or low-volatility NAV money market fund consistently or significantly declines to less than $1.0000 per share, such Federated Hermes money market fund could experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which could cause material adverse effects on Federated Hermes’ Financial Condition. Similar material adverse effects could result if certain SEC-proposed money market fund reforms, such as swing pricing or a four-digit NAV for certain money market funds, are adopted as proposed.
Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated Hermes competes in the management and distribution of investment products and strategies (such as the Federated Hermes Funds and Separate Accounts), stewardship services and real estate development services with other fund management companies and investment advisors, national and regional broker/dealers, commercial banks, insurance companies and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated Hermes. Competition is based on various factors, including, among others, business reputation, investment performance, quality of service, engagement, carbon neutrality and other ESG-related commitments and initiatives, the strength and continuity of management and selling relationships, distribution services offered, technological innovation (e.g., the use of financial technology, artificial intelligence, natural language processing, digital client engagement tools, and data science in managing and distributing products and strategies), the ability to generate, validate and publish accurate reports in a timely manner, the ability to offer customers and shareholders 24/7 access to their funds, the type (e.g., passive- versus actively-managed, fund versus FDIC-insured deposits, ESG versus non-ESG) and range of products and strategies offered, fees charged, customer or shareholder preferences, political or other views surrounding ESG-related products or ESG integration and investing, and geopolitical developments. As with any highly competitive market, competitive pricing structures are important. If competitors charge lower fees for similar products or strategies, Federated Hermes has reduced, or could further reduce, the fees on its own products or strategies (either directly on a gross basis or on a net basis through fee waivers) for competitive purposes in order to retain or attract customers and shareholders. Increased competition also can require changes in Federated Hermes’ business strategy or model, products (e.g., launching additional ETFs and creating additional philanthropic share classes), investment strategies, operational strategies, ESG strategies and human resource management strategies to respond to competition from existing and new market innovations and competitors, which can increase expenses and create the risk that such changes will not be successful or implemented properly, or that Federated Hermes will not achieve its long-term strategic objectives. Such fee reductions, changes in business models or strategies, or other effects of competition, or failures to adequately adjust business practices, products, or services to meet competition, could have a material adverse effect on Federated Hermes’ Financial Condition.
Many of Federated Hermes’ products and strategies are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated Hermes’ managed assets, particularly money market, fixed-income, and alternative/private markets assets, are held by institutional investors. If the structure of institutional investment products, such as money market funds, changes or becomes disfavored by institutions, whether due to regulatory or market changes, competing products (such as FDIC-insured deposit products or non-transparent, actively managed ETFs) or otherwise, Federated Hermes could be unable to retain or grow its share of this market and this could adversely affect Federated Hermes’ future profitability and have a material adverse effect on Federated Hermes’ Financial Condition. Certain of Federated Hermes’ products and strategies also can be impact oriented and might not be suitable investments for certain fiduciary customers in the U.S. without obtaining appropriate consent. Certain customers or potential customers of Federated Hermes also could disfavor impact oriented or other ESG products or services for political or other reasons. These factors can limit Federated Hermes’ ability to market or grow assets and this could adversely affect Federated Hermes’ future profitability and affect, potentially in a material way, Federated Hermes’ Financial Condition.
A significant portion of Federated Hermes’ revenue is derived from providing products and strategies to the financial intermediary market, comprising over 11,000 institutions and intermediaries worldwide. Its future profitability will be adversely affected if it is unable to retain or grow its share of this market and could also be adversely affected by consolidations in the banking and securities industries, as Regulatory Developments impact its customers and shareholders.
Potential Adverse Effects of Changes in Federated Hermes’ Distribution Channels. Federated Hermes acts as a wholesaler of investment products and strategies to its customers, including, for example, banks, broker/dealers, registered investment advisors and other financial planners. It also sells investment products and strategies, and stewardship services and real estate development services, directly to corporations, institutions, government agencies, and other customers. There can be no assurance that any product diversification efforts (whether to Federated Hermes’ fund line-up or geographically), ESG positioning or investments in data and analytics to bolster Federated Hermes’ distribution efforts will be successful. There also can be no assurance that Federated Hermes will continue to have access to any customer that currently distributes its products and strategies, that its relationship with any one or more such customers will continue over time or on existing economic terms, or that its sales or distribution efforts will achieve any particular level of success. The impact of Voluntary Yield-related Fee Waivers, other waivers for competitive purposes, and related reductions in distribution expense can vary depending upon, among other variables, changes in distribution models, changes in such customers’ distribution fee arrangements, changes in customer or shareholder relationships and changes in the extent to which the impact of the waivers is shared by one or more customers. In addition, exclusive of the impacts of waivers and related reductions in distribution expense, Federated Hermes has experienced a decrease in the cost of distribution as a percentage of total fund revenue from 31% in 2021 to 30% in 2022. As interest rates increase, Federated Hermes expects such costs to increase in total due to asset growth and per dollar of revenue earned due to the competitive pressures of the investment management business. Higher distribution costs reduce Federated Hermes’ operating and net income.
Potential Adverse Effects of Declines in the Amount of or Changes in the Mix of Assets under Management. A significant portion of Federated Hermes’ revenue is derived from investment advisory fees, which are typically based on the value of managed assets and vary with the type of asset being managed, with higher fees generally earned on multi-asset and equity products and strategies than on alternative/private market, fixed income, and money market products and strategies. Federated Hermes also can earn performance fees or carried interest on certain products and types of assets. Mutual fund and other fund products generally have higher advisory fees than Separate Accounts. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size or structure of the customer or shareholder relationship. Consequently, significant fluctuations in the number of shareholders or customers of Federated Hermes’ products and strategies, the value of securities or other investments held by, or the level of subscriptions to or redemptions from, the products or strategies advised by its advisory subsidiaries and overall asset mix among products and strategies, can materially affect AUM and thus Federated Hermes’ revenue, profitability, and growth. Similarly, changes in Federated Hermes’ average asset mix across products, strategies or asset types have a direct impact on Federated Hermes’ revenue and profitability. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income, and alternative/private markets funds. A significant portion of Federated Hermes’ managed assets is in investment products or strategies that permit investors to redeem or withdraw their investment at any time. Capacity constraints, where the size of AUM in a particular product, strategy or asset class make it more difficult to trade efficiently in the market, can result in certain products, strategies, or asset classes being partially or fully closed to new investments, which can result in redemptions or a reallocation of assets to other products, strategies, or asset classes. Additionally, changing market conditions can cause a shift in Federated Hermes’ asset mix towards money market and fixed-income products or strategies, and Regulatory Developments can cause a shift between money market fund products or from money market funds to other products. Each of the above factors can cause a decline in or otherwise affect, potentially in a material way, Federated Hermes’ Financial Condition.
Impairment Risk. At December 31, 2022, Federated Hermes had intangible assets including goodwill totaling approximately $1.2 billion on its Consolidated Balance Sheets, the vast majority of which represents assets capitalized in connection with Federated Hermes’ acquisitions and business combinations. Federated Hermes might not realize the value of these assets. Management performs a review of the carrying values of goodwill and indefinite-lived intangible assets annually or when indicators of potential impairment exist and periodically reviews the carrying values of all other assets to determine whether events and circumstances indicate that an impairment in value has occurred. A variety of factors could cause the carrying value of an asset to become impaired. For example, the value of an asset could be impacted if, among other factors, projected future revenue streams are reduced due to lower managed assets, increased projected expenses, higher discount rates or other changes in interest rates, or revenue is subject to claw back provisions. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a noncash charge which would adversely affect Federated Hermes’ results of operations and Financial Condition for the period.
Potential Adverse Effects of Termination or Failure to Renew Advisory Agreements. A substantial majority of Federated Hermes’ revenue is derived from investment advisory agreements with Federated Hermes Funds (and to a lesser extent, sub-advised mutual funds) registered under the 1940 Act that are terminable upon 60 days’ notice. In addition, each such investment advisory agreement must be approved and renewed annually by each mutual fund’s board of directors or trustees, including independent members of the board, or its shareholders, as required by law. Failure to renew, changes resulting in lower fees under, or termination of, certain or a significant number of, these agreements could have a material adverse impact on Federated Hermes’ Financial Condition. As required by the 1940 Act, each investment advisory agreement with a mutual fund automatically terminates upon its assignment, although new investment advisory agreements can be approved by the mutual fund’s directors or trustees and, as required by law, shareholders. A sale or other transfer of a sufficient number of shares of Federated Hermes’ voting securities to transfer control of Federated Hermes could be deemed an assignment in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and can adversely affect Federated Hermes’ ability to realize the value of these agreements.

Federated Hermes’ investment advisory agreements for Separate Accounts that are not investment companies subject to the 1940 Act are generally terminable upon notice to Federated Hermes (or, in certain cases, after a 30-day, 60-day or other notice period). As required by the Advisers Act, investment advisory agreements for Separate Accounts also provide that consent is required from customers before the agreements can be assigned. The failure to obtain customer consents for an assignment, actual or constructive, could adversely affect Federated Hermes’ ability to realize the value of these agreements. Regarding the investment advisory agreements with non-U.S. registered or unregistered Federated Hermes Funds, shareholder notice or consent can be required if, after an investment advisory agreement is entered into, there are changes to fees. Such investment advisory agreements are generally terminable for any reason, without cause, after a 30-day to 90-day (or other) notice period. Customer consent to amend investment advisory agreements for non-U.S. Separate Accounts can be required for amendments to such agreements, and such agreements also are generally terminable for any reason, without cause, after a 30-day to 90-day (or other) notice period. The terms of investment advisory agreements, including consent or Board, shareholder or other notice or approval requirements for amending, renewing, or terminating them, can be negotiated and vary among types of Federated Hermes Funds and Separate Accounts. The termination of, or failure to renew, or reduction in fees under, an investment advisory agreement will reduce Federated Hermes’ revenue and the termination of, or failure to renew, or reduction in fees under, an investment advisory agreement with a significant customer, or investment advisory agreements with a series of customers, can negatively effect, potentially in a material way, Federated Hermes’ Financial Condition.
There are also unique requirements applicable when entering into or renewing investment advisory agreements with certain management investment companies. Under the terms of a 2005 settlement agreement with the SEC and New York State Attorney General, as amended, a Federated Hermes investment advisory subsidiary cannot serve as investment advisor to any registered investment company unless: (1) at least 75% of the fund’s directors are independent of Federated Hermes; (2) the chairman of each such fund is independent of Federated Hermes; and (3) no action can be taken by the fund’s board of directors or trustees or any committee thereof unless approved by a majority of the independent board members of the fund or committee, respectively.
Risks Related to Interest Rates and Investment Performance
Potential Adverse Effects of Rising Interest Rates. Increases in interest rates could have an adverse effect on Federated Hermes’ revenue from money market, fixed-income, alternative/private markets and other products and strategies. The value of equity securities (such as dividend-paying equity securities) can rise and fall in response to changes in interest rates. In a rising short-term interest rate environment, certain investors using money market products and strategies or other short-duration fixed-income products and strategies for cash management purposes can shift these investments to direct investments in comparable instruments in order to realize higher yields. In addition, rising interest rates will tend to reduce the fair value of securities held in various investment products and strategies. Rising interest rates can also impact the value of intangible or other assets held on Federated Hermes’ financial records and contribute to financial impairment. Rising interest rates can also impact demand for, and cost to, finance real estate, and impact the value of, and returns on, real estate and other alternative products and strategies. Among other potential adverse effects, rising interest rates can result in decreased liquidity, inflation and decreased affordability, changes in investor preferences, higher costs for borrowings, and increased volatility, and could negatively impact the performance of Federated Hermes’ products and strategies and Federated Hermes’ revenue. Management cannot estimate the impact of rising interest rates (including, for example, on Federated Hermes’ revenue), but such impact could have a material adverse effect on Federated Hermes’ Financial Condition.
Potential Adverse Effects of Low Short-Term Interest Rates. In March 2020, in response to disrupted economic activity as a result of the Pandemic, the FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds was not sufficient to cover all of the fund’s operating expenses. Beginning in the first quarter 2020, Federated Hermes began to waive fees in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers). These waivers were partially offset by related reductions in distribution expense as a result of Federated Hermes’ mutual understanding and agreement with third-party intermediary customers to share the impact of the Voluntary Yield-related Fee Waivers. In response to global economic activity and elevated inflation levels, the FOMC has raised the federal funds target rate multiple times in 2022 and in February 2023. The range is currently 4.50% - 4.75% as of the February 1, 2023 FOMC meeting. These rate increases eliminated the net negative pre-tax impact of the Voluntary Yield-related Fee Waivers by the third quarter 2022. See Item 1A - Risk Factors - Specific Risk Factors - Risks Related to Federated Hermes’ Investment Management Business - Potential Adverse Effects of Increased Competition in the Investment Management Business for information on competitive waivers currently being implemented by Federated Hermes, other than the Voluntary Yield-related Fee Waivers.

Voluntary Yield-related Fee Waivers are calculated as a percentage of AUM in certain money market funds and thus can vary depending upon the asset levels and mix in such funds. While the level of fee waivers is impacted by various factors, as an isolated variable, increases in short-term interest rates that result in higher yields on securities purchased in money market funds would likely reduce the negative pre-tax impact of these waivers. Conversely, as an isolated variable, decreases in short-term interest rates that result in lower or negative yields on securities purchased in money market funds generally would result in these fee waivers for certain money market funds and the negative pre-tax impact of these waivers. In that case, Federated Hermes could be required to implement structural changes to certain money market funds and incur additional expenses associated with implementing such changes. Any increases in yields due to increases in interest rates and resulting decreases in fee waivers, or any decreases in yields due to decreases in interest rates and resulting fee waivers, would be uncertain and not directly proportional. In addition, the level and actual amount of fee waivers, and the resulting negative impact of these fee waivers, are contingent on a number of variables, including, but not limited to, changes in assets within the money market funds, changes in yields available for purchase by such funds, changes to the level of government stimulus programs which could result in the issuance of additional Treasury debt instruments, actions by the FOMC, the U.S. Department of Treasury, the SEC, the FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market assets, changes in customer or shareholder relationships, changes in money market product structures and offerings, demand for competing products, changes in the distribution fee arrangements with third parties, Federated Hermes’ willingness to implement, or, when applicable, continue, Voluntary Yield-related Fee Waivers and changes in the extent to which the impact of the waivers is shared by third parties. In any given period, a combination of these variables can impact the amount of Voluntary Yield-related Fee Waivers, if any. Given the variables involved, the actual amount and resulting negative impact of future fee waivers, if any, could vary significantly from period to period.
With regard to asset mix, changes in the relative amount of assets in prime and government money market funds (or between such funds and other money market funds or other products), as well as the mix among certain share classes that vary in pricing structure, can impact the level of fee waivers. Generally, prime funds will waive less than government funds due to higher gross yields on their underlying investments. As such, as an isolated variable, an increase in the relative proportion of average managed assets invested in prime funds as compared to total average money market fund assets should typically result in lower Voluntary Yield-related Fee Waivers. The inverse would also be true.
For the year ended December 31, 2022, Voluntary Yield-related Fee Waivers totaled $85.3 million. These fee waivers were partially offset by related reductions in distribution expenses of $66.5 million, such that the net negative pre-tax impact to Federated Hermes was $18.8 million. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Developments - Low Short-Term Interest Rates, which indicates that these waivers have been eliminated. The duration, level, and impact of a decline in interest rates and/or future Voluntary Yield-related Fee Waivers could have a material adverse effect on Federated Hermes’ Financial Condition.
Potential Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on the investment performance of Federated Hermes Funds, Separate Accounts, or other portfolios relative to market conditions and competing products and strategies. Investment performance also depends on the quality of investment selection, proper valuation of investments, liquidity management, and the performance of the portfolio companies and other investments in which Federated Hermes’, shareholders’ and customers’ assets are invested. The value and performance of the portfolio companies in which Federated Hermes’, shareholders’ and customers’ assets are invested also can be adversely impacted, potentially in a material way, by climate, social, environmental, governance, and geopolitical changes, or other factors, which, in turn, can adversely impact Federated Hermes’ and its products’ and strategies’ performance. Good performance generally assists retention and growth of AUM, resulting in additional revenues. Good performance can also result in performance fees or carried interest being earned on certain products. Conversely, poor performance, or the failure to meet product or strategy investment objectives and policies, tends to have the opposite effect. There can be no guarantee that any product or strategy, or underlying investment, will be successful or have good performance. A product or strategy being, or becoming, an unsuitable product or strategy for a customer or shareholder, whether due to changes in investment objectives or otherwise, also tends to result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. For certain products or strategies, failure to integrate and apply acceptable ESG standards, carbon neutrality or climate change strategies, or sustainability or responsible investment principles, can be considered in determining, or result in, poor performance, and result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. The failure to earn performance fees, carried interest and/or other fees results in a corresponding decrease in revenues to Federated Hermes. Poor performance could, therefore, have a material adverse effect on Federated Hermes’ Financial Condition (including, but not limited to, business prospects). Market conditions, such as volatility, illiquidity and rising or falling interest rates, among others, can adversely affect the performance of certain quantitative or other investment strategies or certain products, asset classes or sectors. Limitations imposed by certain customers, trade agreements, and government-imposed restrictions, such as those on investments in certain countries or companies, can limit investment opportunities and negatively affect performance. Performance also can be adversely affected by inferior security selection, human error, government or issuer financial constraints, climate change that impacts portfolio company performance, the Pandemic and other factors. The effects of poor performance on Federated Hermes could be magnified where assets, customers or shareholders are concentrated in certain strategies, products, asset classes or sectors. Changes in foreign currency exchange rates and poor performance of investments made by Federated Hermes, or derivatives (including, for example, hedges or forward contracts) or other financial transactions entered into by Federated Hermes, can result in investment or capital losses and materially adversely affect Federated Hermes’ Financial Condition.
Risk Related to Federated Hermes’ Corporate Structure
Status as a Controlled Company. Federated Hermes has two classes of common stock: Class A, which has voting power; and Class B, which is non-voting except in certain limited circumstances. All of the outstanding shares of Class A common stock are held by the Voting Shares Irrevocable Trust for the benefit of certain members of the Donahue family. The three trustees of this trust are Federated Hermes’ President and CEO and Chairman of the Board, J. Christopher Donahue, his brother, Thomas R. Donahue, Federated Hermes’ Vice President, Treasurer and Chief Financial Officer and a director, and Ann C. Donahue, the wife of J. Christopher Donahue. Ann C. Donahue is a successor trustee to Rhodora J. Donahue, J. Christopher Donahue’s and Thomas R. Donahue’s mother, who passed away in December 2022. Accordingly, Federated Hermes qualifies as a “controlled company” under Section 303A of the New York Stock Exchange (NYSE) Listed Company Manual. As a controlled company, Federated Hermes qualifies for and relies upon exemptions from several NYSE corporate governance requirements, including requirements that: (1) a majority of the board of directors consists of independent directors; and (2) the entity maintains a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. As a result, Federated Hermes’ board does not have a majority of independent directors nor does it maintain a nominating/corporate governance committee. Federated Hermes is also exempt as a “controlled company” from certain additional independence requirements and responsibilities regarding compensation advisors applicable to Compensation Committee members. While Federated Hermes believes its dual-class structure is appropriate and benefits its shareholders, and should be a factor taken into account by shareholders when investing in Federated Hermes, as a company with a dual-class structure, Federated Hermes can be excluded from certain financial indexes, which could result in decreased investments in its Class B common stock and adversely affect its stock price.
General Risk Factors
Economic and Market Risks
Potential Adverse Effects of a Decline or Disruption in the Economy or Markets.
Economic or market downturns, disruptions, or other conditions (domestic or international) can cause volatility, illiquidity, and other potential adverse effects in the markets. Such conditions also can adversely affect, potentially in a material way, the supply of investments, such as money market or municipal (tax-exempt) securities and the profitability and performance of, demand for and investor confidence in investment products, strategies, and services, including those of Federated Hermes. Such economic or market downturns, disruptions or other conditions can include, for example, disruptions in the markets, defaults or poor performance in certain sectors of the economy, changes in the levels of consumer spending and personal savings, unemployment, excessive corporate debt levels, increased personal, business or government/municipality bankruptcies, supply chain disruptions, the commencement, continuation or ending of government policies and reforms, stimulus programs, and other market-related actions, quantitative easing or tightening or other changes in monetary policy, central bank changes in risk perception or activism through continued, increased or decreased ownership, exchange, cancellation or issuance of debt or other means, increased regulation or a slower or faster pace for new regulation or deregulation, increases or decreases in interest rates, changes in oil prices or other changes in commodity markets or prices, changes in currency values, changes in property values and financial costs, or exchange rates or currency abandonment, inflation, deflation, or stagflation, index changes, widening bid/ask spreads, changes in the allocation of capital to market-making, restructuring of government-sponsored entities, imposition of economic sanctions or government-imposed investment restrictions, trade friction or trade wars and increased trade tariffs, economic or political weakness, political turmoil, geopolitical tensions (such as between the U.S. and both Russia and China) or military escalation (such as Russia’s invasion of Ukraine) or other instability in certain countries or regions, technology-related or cyber-attacks or incidents, terrorism, climate change, the prospects for or concerns about any of the foregoing factors or events, or other factors or events that affect the markets. Each of the above factors, among others, can cause or contribute to volatility, illiquidity, economic or market downturns, loss of value, market and supply-chain disruptions, or other conditions and have potentially adverse effects. See also Item 1A – Risk Factors – General Risk Factors – Other General Risks – Potential Adverse Effects of Unpredictable Events or Consequences (including the Pandemic). For example,

Russia’s February 24, 2022, invasion of Ukraine and annexation of Ukrainian territory has generated substantial geopolitical uncertainty in Europe that has disrupted the European and global energy and other markets. Russia’s aggression also has led to sanctions being imposed against Russia, certain Russian nationals, and Belarus. Based on the Russian government’s aggression in Ukraine, many countries around the world - including the U.S., UK, Canada, Germany, and France - reduced Russia’s access to the world’s financial system through sanctions ranging from freezing assets to removing Russian banks from the SWIFT global transactions banking network, among others. Sanctions can result, among other effects, in the devaluation of Russian currency, downgrades in the country’s credit rating, and/or a decline in the value and liquidity of Russian securities, property or interests. These sanctions can also result in the freeze of Russian securities and/or funds invested in prohibited assets, impairing the ability to buy, sell, receive, or deliver those securities and/or assets. These sanctions or the threat of additional sanctions could also result in Russia taking counter measures or retaliatory actions, which could further impair the value and liquidity of Russian securities. For example, the Russian invasion of Ukraine has increased, or created the possibility of increased, cybersecurity attacks. Economic sanctions and other actions against Russian institutions, companies, and individuals resulting from the ongoing conflict can also have a substantial negative impact on other economies and securities markets both regionally and globally, as well as on companies with operations in the conflict region. Any further sanctions, actions or escalation of cyber-attacks can exacerbate these risks. The impact of these geopolitical tensions and escalation, and resulting sanctions, actions, and escalation of cyber-attacks, is uncertain and can vary, including in material ways.
In addition, Federated Hermes’ products and strategies, and their investments, can be adversely affected, potentially in a material way, by changes in U.S., UK, EU or other markets, downgrades of U.S., UK or other countries’ credit ratings, the U.S. debt limit or other developments in the U.S., UK, and other countries as well as by actual or potential deterioration in international sovereign or other market conditions.
At December 31, 2022, Federated Hermes’ liquid assets of $559.5 million included investments in certain money market and fluctuating NAV Federated Hermes Funds that can have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes and its money market and other Federated Hermes Funds also interact with various other financial industry participants, such as counterparties, broker/dealers, banks, clearing organizations, other investment products, service providers, customers, and shareholders, as a result of operations, trading, distribution, and other relationships. As a result, Federated Hermes’ Financial Condition (including, but not limited to, its reputation) could be adversely affected by the creditworthiness or financial soundness of other financial industry participants, particularly in times of stress or disruption. There can be no assurance that any potential losses realized as a result of these exposures will not have a material adverse effect on Federated Hermes’ Financial Condition (including, but not limited to, its reputation).
The ability of Federated Hermes to compete and sustain asset and revenue growth is dependent, in part, on the relative attractiveness of the types of investment products and strategies it offers and their investment performance under prevailing market conditions. Adverse market conditions or other events also could impact Federated Hermes’ customers and shareholders. In the event of extreme circumstances, such as economic, political, or business crises, Federated Hermes’ products and strategies can suffer significant net redemptions in AUM causing severe liquidity issues in its short-term, fixed-income or certain other investment products and strategies and declines in the value of and returns on AUM, all of which could cause material adverse effects on Federated Hermes’ Financial Condition (including, but not limited to, its reputation).
Custody, depository, and portfolio accounting services for the Federated Hermes Funds generally are outsourced to third-party financial institutions. Accounting records for the Federated Hermes Funds are maintained by these service providers. These service providers, or other service providers of Federated Hermes and its products, customers, or shareholders, could also be adversely affected by the adverse market conditions described above. It is not possible to predict the extent to which the services or products Federated Hermes or its products receive from such service providers would be interrupted or affected by such situations. Accordingly, there can be no assurance that a potential service interruption or Federated Hermes’ ability to find a suitable replacement would not have a material adverse effect on Federated Hermes’ Financial Condition (including, but not limited to, its reputation).
No Assurance of Access to Sufficient Liquidity or Capital. From time to time, like other companies, Federated Hermes’ operations (including corporate initiatives, such as stock repurchases, acquisitions and other corporate actions) can require more cash than is available from operations. In these circumstances, it can be necessary to borrow from lending facilities or to raise capital by securing new debt or by selling Federated Hermes equity or debt securities. Certain subsidiaries of Federated Hermes, such as its non-U.S. subsidiaries, also can be required to maintain a specified level of regulatory capital. Federated Hermes’ ability to raise additional capital in the future will be affected by several factors including, for example, its creditworthiness and the market value of its common stock, as well as interest rates and general market conditions. There can be no assurance that Federated Hermes will be able to obtain or maintain necessary capital or obtain these funds and financing on acceptable terms, if at all. If Federated Hermes cannot obtain or maintain necessary capital or obtain such funds and financing, it could have a material adverse effect on Federated Hermes’ Financial Condition. If a Federated Hermes Fund requires liquidity to meet shareholder redemptions or for other reasons, there also can be no assurance that such Federated Hermes Fund will be able to access any available line of credit, rely on inter-fund lending arrangements or access other sources of liquidity on acceptable terms, or at all, and, if such a Federated Hermes Fund cannot obtain sufficient liquidity, it could have a material adverse effect on such Federated Hermes Fund, result in redemptions and a corresponding reduction in Federated Hermes’ AUM and Federated Hermes’ revenue. While not obligated, if Federated Hermes decides to provide credit support to a Federated Hermes Fund, Federated Hermes’ liquidity and income could be adversely impacted. These factors could have a material adverse effect on Federated Hermes’ Financial Condition.
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
Federated Hermes and its domestic products and strategies, and any non-U.S. products and strategies to the extent offered in the U.S., continue to be primarily regulated by the SEC. Federated Hermes, and certain Federated Hermes Funds, are also subject to regulation by the U.S. Commodity Futures Trading Commission (CFTC) and the National Futures Association (NFA) due to their investment in futures, swaps or certain other commodity interests in more than de minimis amounts. In addition, during the past several years, regulators, self-regulatory organizations, or exchanges, such as the SEC, FINRA, CFTC, NFA, NYSE and state or local governments and regulators, have adopted, and could adopt, other regulations, rules and amendments that have increased Federated Hermes’ operating expenses and affected the conduct of its business, as well as Federated Hermes’ AUM, revenues, and operating income, and could continue to do so. Federated Hermes’ business is affected by laws, regulations, and regulatory authorities that impact the manner in which Federated Hermes’ products are structured, marketed, distributed, delivered, or sold. Federated Hermes and its products and strategies also are affected by certain other laws and regulations governing banks, other financial institutions, intermediaries, or real estate. Beginning in late 2021 and in 2022, there was an uptick in proposed and final regulations issued by the SEC and other regulators, and the market turmoil in March 2020 as a result of the Pandemic has continued to bring a renewed focus on additional money market fund reforms.
Federated Hermes’ and its products’ activities outside of the U.S. are subject to foreign laws and regulations, which are promulgated or amended from time to time by foreign regulatory or other authorities, such as the FCA for London-based operations, the CBI for Dublin-based operations, the German Federal Financial Supervisory Authority for Frankfurt-based operations, and the Cayman Island Monetary Authority for Cayman Island products. In addition, Federated Hermes’ stewardship services can be impacted by securities laws, proxy advisor regulations, antitrust or competition laws and other laws and regulation. In addition to existing and potential future regulation, a FTT, particularly if enacted with broad application in the UK or EU, or even the U.S., would be detrimental to Federated Hermes’ business. Regulatory reforms stemming from Brexit or other initiatives also can increase volatility in the UK and EU and could be detrimental to Federated Hermes’ business, particularly as it expands in the UK and EU.
In addition, the Dodd-Frank Act provides for a systemic risk regulation regime under which it is possible that Federated Hermes, and/or any one or more of its products could be subject to designation as a systemically important financial institution by the FSOC. Similarly, it is possible that the FSB could designate Federated Hermes, and/or one of its products (such as the non-U.S. Federated Hermes Funds), as a non-bank, non-insurance company global systemically important financial institution. Among other potential impacts, any such designation would result in Federated Hermes and/or its products being subject to additional banking regulation and bank-oriented measures and oversight by the Governors or FSB. Any such designation of Federated Hermes or one or more of its products (particularly money market funds) would be detrimental to Federated Hermes’ business and could materially and adversely affect Federated Hermes’ Financial Condition.
As Federated Hermes’ business grows (whether organically or through acquisition, new products, strategies or services being offered, increased market values of assets held by products, expansion into new countries, jurisdictions or markets, or otherwise), Federated Hermes’ products, strategies and operations need to comply with applicable laws, rules, regulations, interpretations and government policies, which increases compliance risk and operating expenses, including reporting risks and the costs associated with compliance. Compliance risk and operating expenses also can increase as Federated Hermes continues to expand its use of ESG, sustainability, stewardship or other data inputs or investment techniques in providing its investment products, strategies, and services, and/or offering financial products and other investments, as well as when markets, customer requirements, support models and technology increase in complexity. Federated Hermes has integrated ESG into its investment processes and to varying degrees, certain Federated Hermes Funds and strategies. Related compliance expense is further exacerbated by the increasing spectrum of ESG disclosure requirements that can differ between jurisdictions, countries and markets, as well as jurisdiction-specific legislation affecting the ability to utilize ESG to manage certain customer assets (such as state government or pension fund assets). Failure to comply with legal and regulatory requirements, or changes to legal and regulatory requirements, whether due to conflicts of interest, breaches of fiduciary duty, trading on the basis of material nonpublic information, other improper conduct by employees or service providers, inadequate processes, procedures and controls, or other causes, can impact market integrity, customer or shareholder outcomes and satisfaction, performance and Federated Hermes’ reputation, as well as its compliance with its investment advisory and other agreements, licensing requirements and governance and compliance policies, and result in lost business, fines, penalties or other sanctions. Significant or repeated failures also could change Federated Hermes’ regulators’ views of, and relationship with, Federated Hermes. Regulators also have undertaken or could undertake examinations, investigations, and/or enforcement actions involving investment management industry participants, such as Federated Hermes and its products. Regulators also can adopt new or different interpretations of laws, rules, or regulations, either through formal rulemaking or informally through enforcement proceedings, no-action letters, or exemptive orders or through providing comments to filings, that can negatively affect, potentially in a material way, Federated Hermes’ products or strategies or its ability to manage, distribute, deliver or offer them. Federated Hermes expends internal and external resources to respond to examinations and investigations, and defend enforcement actions, and to resolve comments from regulators, which increases operating expenses, including professional fees and costs associated with compliance. Management continues to monitor and evaluate the impact of the Regulatory Developments discussed above (and in Item 1- Business - Regulatory Matters) on Federated Hermes’ Financial Condition. Among other potential impacts, Regulatory Developments have increased, and could continue to increase, in addition to compliance risks and compliance costs, the costs associated with technology, legal, operations and other efforts to address regulatory-related matters. Regulatory Developments and requirements also have caused, and could continue to cause: (1) certain product line-up, structure, pricing and product development changes; (2) changes in the ability to utilize “soft dollars” to pay for certain research and brokerage services (rather than Federated Hermes paying for such services directly); (3) money market, equity, fixed-income, alternative/private markets and multi-asset products becoming less attractive to institutional and other investors; (4) reductions in the number of Federated Hermes Funds offered by intermediary customers; (5) changes in fees charged, asset flows, levels and mix, and customer or shareholder relationships; and (6) reductions in AUM, revenues and operating profits. For example, certain money market funds or other products or strategies can become less attractive to institutional or other investors, which could result in changes in asset mix and reductions in AUM, revenues, and operating income. The renewed focus on additional money market fund regulation, including proposals to require swing pricing and four-digit NAVs for certain money market funds, increases this risk.
On a cumulative basis, Federated Hermes’ regulatory, product development and restructuring, and other efforts in response to Regulatory Developments, including the internal and external resources dedicated to such efforts, have had, and could continue to have, a material impact on Federated Hermes’ expenses and, in turn, Financial Condition. There is no guarantee that additional money market fund reforms will not result in a shift in asset mix away from institutional prime and municipal (or tax-exempt) money market funds and toward government money market funds. Using December 31, 2022 AUM, management estimates that approximately $10 billion in AUM could shift from institutional prime and municipal (or tax-exempt) money market funds to government money market funds.
Regulatory Developments in the current regulatory environment, and Federated Hermes’ efforts in responding to them, could have a material and adverse effect on Federated Hermes’ Financial Condition. Given the current regulatory environment, Federated Hermes is unable to fully assess the degree of the impact of adopted or proposed regulations and other Regulatory Developments, and Federated Hermes’ efforts related thereto, on its Financial Condition.
Changes in laws, regulations, rules, interpretations, or governmental policies, domestically and abroad, also impact the service providers, intermediaries and other customers, shareholders and other third parties with whom Federated Hermes, and its products, conduct business. For example, provisions of the Dodd-Frank Act or Regulation Best Interest can affect customers’ sale or use of Federated Hermes’ products or strategies. Among other potential impacts, these changes are affecting, and could continue to affect, Federated Hermes’ arrangements with these customers, and could continue to increase fee pressure, reduce the number of Federated Hermes products and strategies offered by them, cause certain other customers or shareholders to favor passive products over actively managed products, increase respective operating expenses and distribution costs, result in lower AUM, change asset flows, levels and mix, and otherwise affect the conduct of Federated Hermes’ or such customers’ businesses. These changes resulted, and will likely continue to result, in Federated Hermes or one or more of these third parties seeking to restructure or alter their compensation or other terms of the business arrangements between Federated Hermes or its products and one or more of these third parties. The above factors could have a material adverse impact on Federated Hermes’ Financial Condition. For a further discussion of U.S. and international Regulatory Developments that can impact Federated Hermes and its business, products, strategies, and services, see Item 1 - Business - Regulatory Matters.
Federated Hermes’ business also has been, and will continue to be impacted by changes in tax laws. For example, the corporate tax rate in the UK was increased from 19% to 25%, effective April 1, 2023. See Note (15) to the Consolidated Financial Statements for additional information. Any repeal of U.S. tax laws that allow exchange traded funds to receive favorable treatment of certain redemptions could adversely impact Federated Hermes’ exchange traded fund business. When tax laws are amended to increase taxes applicable to Federated Hermes, its products, customers, shareholders and service providers, the increased tax expense can have an adverse impact, potentially in a material way, on Federated Hermes’ products’ and strategies’ performance, AUM, and service provider fees, and Federated Hermes’ Financial Condition. The failure to properly calculate, report and remit such taxes also could subject Federated Hermes, its products, customers, shareholders and service providers to additional tax liability, fines, and penalties. In addition, various service industries, including, for example, mutual fund service providers, have been, and continue to be, the subject of changes in tax policy that impact their state and local tax liability. Changes that have been adopted or proposed include (1) an expansion of the nature of a service company’s activities or services that subject it, or Federated Hermes or its products, to tax in a jurisdiction, (e.g., income, sales, use or other types of taxes), (2) a change in the methodology by which multi-state companies apportion their income between jurisdictions, and (3) a requirement that affiliated companies calculate their state tax as one combined entity. As adopted changes become effective and additional jurisdictions enact similar changes, among other potential impacts, there could be a material adverse effect on Federated Hermes’ tax liability and effective tax rate and, as a result, net income. Various investment products also can be impacted by tax changes, which could have an adverse effect on the products and Federated Hermes’ Financial Condition.
Potential Adverse Effects of Litigation, Investigations, Proceedings and Other Claims. Like other companies, Federated Hermes and its products (such as the Federated Hermes Funds) can be subject to regulatory examinations, inquiries, investigations, litigation and other claims and proceedings. Regarding examinations, Federated Hermes and its products are subject to routine, sweep and other examinations, inquiries, investigations, proceedings (administrative, regulatory, civil, or otherwise) and other claims by its regulators (regulatory claims). Federated Hermes and its products also can be subject to employee, former employee, customer, shareholder, and other third-party, complaints, proceedings (such as civil litigation) and other claims (business-related claims). Among other factors, as Federated Hermes’ business grows (whether organically or through acquisition, growth in AUM, or new products, strategies or services being offered, or otherwise), the attention and resources devoted to compliance, and the possibility of noncompliance, can increase. The attention and resources devoted to compliance, and the possibility of noncompliance, also can increase as Federated Hermes expands its use of ESG, sustainability, stewardship or other data inputs or investment techniques in providing its investment products, strategies, and services, enters new countries, jurisdictions, or markets, and offers financial products and other investments, as well as when markets, customer requirements, support models and technology increase in complexity. Federated Hermes has business-related claims asserted and threatened against it, and Federated Hermes and its products are subject to certain regulatory claims (such as routine and sweep examinations and other inquiries), in the ordinary course of business. In addition, Federated Hermes and its products can be subject to business-related claims, claims related to Federated Hermes sponsorship or management of, or inclusion of proprietary products in, its 401(k) plan or other benefit plans, and administrative, regulatory, or civil investigations and proceedings or other regulatory claims, outside of the ordinary course of business. Federated Hermes cannot assess or predict whether, when or what types of business-related claims, fiduciary claims or regulatory claims (collectively, claims) could be threatened or asserted, the types or amounts of damages or other remedies that could be sought (which can be material when threatened or asserted), whether claims that have been threatened will become formal asserted pending investigations, proceedings or litigation, whether claims ultimately will be successful entirely or in part (whether through settlement or adjudication), or whether or not any such claims are threatened or asserted in or outside the ordinary course of business. Federated Hermes can initially be unable to accurately assess a claim’s impact. Given that the outcome of any claim is inherently unpredictable and uncertain, a result can arise from time to time that adversely impacts, potentially in a material way, Federated Hermes’ Financial Condition (including, but not limited to, its reputation). In certain circumstances, insurance coverage might not be available or deductible amounts might not be exceeded, and Federated Hermes, and/or its products or strategies (including the Federated Hermes Funds or Separate Accounts), could have to bear the costs related to claims or any losses or other liabilities resulting from any such matters, or from the operation of Federated Hermes’ business, products, strategies, and services.
Risks Related to Auditor Independence. As with other public companies, there can be no assurance that a registered public accounting firm (Accounting Firm) engaged by Federated Hermes or the Federated Hermes Funds to audit or review their respective financial statements will remain eligible to serve as the independent Accounting Firm to Federated Hermes or any Federated Hermes Fund under applicable securities laws. Similar to other fund sponsors that are public companies, certain

Federated Hermes Funds also utilize the Accounting Firm engaged by Federated Hermes. If it were to be determined that the independence requirements under applicable securities laws or International Ethics Standards Board for Accountants (IESBA) rules, or any applicable similar rules in relevant jurisdictions outside the U.S., were not complied with regarding Federated Hermes, its previously filed Annual Reports on Form 10-K (including financial statements audited by its existing Accounting Firm) and Quarterly Reports on Form 10-Q (including financial statements reviewed by its existing Accounting Firm) might not be considered compliant with the applicable securities laws and/or IESBA rules. If it were to be determined that an Accounting Firm did not comply with the independence requirements, among other things, the financial statements audited by the Accounting Firm and the interim financial statements reviewed by the Accounting Firm could have to be audited and reviewed, respectively, by another independent Accounting Firm, Federated Hermes' eligibility to issue securities under its existing registration statements can be impacted and certain financial reporting and/or other covenants with, and representations and warranties to, Federated Hermes' lenders or debt holders can be impacted. Similar issues would arise for a Federated Hermes Fund for which Federated Hermes' Accounting Firm (or another Accounting Firm) serves as such Federated Hermes Fund's independent Accounting Firm if it were to be determined that Federated Hermes' Accounting Firm (or such other Accounting Firm) was not in compliance with the independence requirements under applicable securities laws and/or IESBA rules, or any applicable similar rules in relevant jurisdictions outside the U.S., with respect to such Federated Hermes Fund. If a determination cannot be made that the Accounting Firm satisfies the independence requirements with respect to an applicable Federated Hermes Fund, the Accounting Firm also could be prevented from making a determination that it satisfies the independence requirements with respect to Federated Hermes, since Federated Hermes would be an affiliate (i.e., the ultimate parent company) of the investment advisor to the relevant Federated Hermes Fund. In either case, such events could have a material adverse effect on Federated Hermes' Financial Condition.
Operations-Related Risks
Operational Risks. Like other companies, Federated Hermes’ products, business and operations are supported internally and through management of relationships, including, for example, outsourcing relationships, with various third-party service providers, both domestically and internationally. In turn, service providers’ operations rely on additional relationships with other third parties. Operational risks include, but are not limited to: improper, inefficient, or unauthorized execution, processing, pricing and/or monitoring of transactions; inadequate, inefficient, inflexible, non-resilient, deficient or non-scalable technology, processes, operating systems, security or other infrastructure, resources or controls; poor performance by internal resources or third party service providers; failure to appropriately attract, retain, train, supervise and promote the wellbeing and resiliency of qualified human capital resources, whether internal or external; failure to perform due diligence on third party service providers (particularly when due diligence is conducted remotely); business disruptions; supply chain disruptions (whether within Federated Hermes or third party); employee turnover (particularly involving executives, management or other key employees); failure to effectively upgrade or patch technology or transition to a “cloud-based” environment; inadequacies or breaches in Federated Hermes’, its products’ or a service provider’s governance policies or internal control processes; unauthorized disclosure or manipulation of, or access to, confidential, proprietary or non-public personal or business information; unauthorized access to accounts, applications or systems; and noncompliance with regulatory requirements, investment mandates and related investment parameters or customer-imposed restrictions. As Federated Hermes’ and its relevant service providers’ businesses expand or become more complex and require additional scalability or customization, operational risk increases. There is a risk that changes (including upgrades or patches) in operational systems, models and business processes are not completed correctly, in a controlled manner, in a timely manner or in a manner that achieves intended results. These types of changes also give rise to other risks, such as the risk that an employee, service provider or third party, or group of employees, service providers or third parties, could intentionally or unintentionally compromise the integrity or security of confidential, proprietary or personal information of Federated Hermes, its employees or its customers or shareholders. Management relies on its employees, systems, and business continuity plans, and those of relevant service providers, to comply with established procedures, controls, regulatory requirements, investment parameters or customer-imposed restrictions. Breakdown or improper use of systems, human error or improper action by employees or service providers, or noncompliance with regulations or other rules, investment parameters or customer-imposed restrictions, could cause material adverse effects on Federated Hermes’ Financial Condition (including, but not limited to, its reputation).
Systems, Technology and Cybersecurity Risks. Like other companies, Federated Hermes utilizes software and related technologies throughout its business, including, for example, both proprietary systems and those provided by outside service providers. Service providers to whom certain services, functions or responsibilities are outsourced by or for, and customers and shareholders of, Federated Hermes and its products, and third parties on which such service providers, customers and shareholders rely, also utilize software and related technologies in their businesses. Federated Hermes continues to increase its investment in systems and technology, including externally hosted or cloud-based systems and technology, and its reliance on third parties, for investment management and trading operations, information and data management and governance, disaster recovery, compliance, and other areas of its business, and continues to explore innovative technological solutions and products involving artificial intelligence and financial technology. Unanticipated issues could occur with any software, system or other technology and it is not possible to predict with certainty all of the adverse effects that could result from a failure of Federated Hermes or a third party to address technology or computer system problems. Along with cyber incidents described more fully below, business changes, data or model imprecision, control failures, obsolescence, software or other technology malfunctions, severe weather, natural disaster or other climate conditions, human error, programming inaccuracies and similar or other circumstances or events can impair the performance of systems and technology or render them non-available. Systems and technology risk is increased as Federated Hermes’ systems and technology are deployed on an enterprise-wide basis. Accordingly, there can be no assurance that potential system interruptions, other technology-related issues, or the cost necessary to rectify the problems would not have a material adverse effect on Federated Hermes’ Financial Condition (including, but not limited to, its reputation and business prospects).
In addition, like other companies, Federated Hermes’ business relies on the security and reliability of information and communications technology, systems, and networks. Federated Hermes uses digital technology, including, for example, networked systems, email, and the internet, to conduct business operations and engage products, accounts, customers, employees, shareholders, and relevant service providers, among others. The use of the internet and other electronic media, computers and technology expose Federated Hermes, its business, products, accounts, customers, employees, shareholders, service providers and other third parties, and their respective operations, to potential risks from frequent cybersecurity attacks, events, or incidents (cyber incidents). For example, Federated Hermes and relevant service providers collect, maintain, and transmit confidential, proprietary, and non-public personal customer, shareholder, business, and employee information (such as in connection with online account access and performing investment, reconciliation, transfer agent, custodian and other recordkeeping and related functions) that can be targeted by cyber incidents. The remote and hybrid work environments increase the risk of cyber incidents given the increase in cyber-attack surface stemming from the use of personal devices and non-office or personal technology. Federated Hermes, as well as its products and certain service providers, also generate, compile and process information for purposes of preparing and making filings or reports to governmental agencies or providing reports or statements to customers or shareholders, and a cyber incident that impacts that information, or the generation and filing processes, can prevent required regulatory filings and reports from being made or reports or statements from being delivered in any case accurately, on a timely basis or at all . Cyber incidents involving Federated Hermes or its products or service providers, regulators, or exchanges to which confidential, personally identifiable, or other information is reported or filed also can result in unauthorized disclosure or compromise of, or access to, such information.
Cyber incidents can result from human error or intentional (or deliberate) attacks or unintentional events by insiders (e.g., employees) or third parties, including cybercriminals, competitors, nation-states and “hacktivists,” among others. Cyber incidents can include, for example, phishing, credential harvesting or use of stolen access credentials, unauthorized access to systems, networks or devices (for example, through hacking activity), structured query language attacks, infection from or spread of malware, ransomware, computer viruses or other malicious software code, corruption of data, exfiltration of data to malicious sites, the dark web or other locations or threat actors, the use of fraudulent or fake websites, and other attacks (including, but not limited to, denial-of-service attacks on websites), which shut down, disable, slow, impair or otherwise disrupt operations, business processes, technology, connectivity or website or internet access, functionality or performance. In addition to intentional cyber incidents, unintentional cyber incidents can occur (for example, the inadvertent release of confidential or non-public personal information). Changes to Federated Hermes’ business, processes, systems, or technology, if not implemented properly, can increase Federated Hermes’ vulnerability to cyber incidents.
Like other companies, Federated Hermes has experienced, and will continue to experience, cyber incidents on a daily basis. As of December 31, 2022, cyber incidents have not had a material adverse effect on Federated Hermes’ Financial Condition. Cyber incidents can affect, potentially in a material way, Federated Hermes’ relationships with its products, accounts, customers, employees, shareholders, relevant service providers and other third parties. A cyber incident can cause Federated Hermes, its business, products, accounts, customers, employees, shareholders or relevant service providers, or other third parties, to lose proprietary, sensitive, confidential or non-public business, product, account, customer, employee, shareholder, or personal information, or intellectual property, suffer data corruption or business interruption, impair data coverage or quality, lose operational capacity (for example, the loss of the ability to process transactions, generate or make filings or deliver reports or statements, calculate NAVs, or allow the transaction of business, or other disruptions to operations), and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber incidents also can result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems. Any cyber incident could cause lost revenues, the occurrence of other financial losses, diminished future cash flows, significant increases in compliance or other costs or expenses (such as costs associated with compliance with cybersecurity laws and regulations, protection, detection, remediation and corrective measures, and credit monitoring for impacted individuals), exposure to increased litigation and legal risks (such as regulatory actions and penalties, and breach of contract or other litigation-related fees and expenses), reputational damage, damage to employee perceptions of the company, damage to competitiveness, stock price and shareholder value, and other negative or adverse impacts. Cyber incidents affecting issuers in which Federated Hermes’ or its customers’ or shareholders’ assets are invested also could cause such investments to lose value. Any of these cyber incidents can become incrementally worse if they were to remain undetected for an extended period of time.
The operating systems of Federated Hermes, and its products, customers, shareholders, and relevant service providers are dependent on the effectiveness of information security policies and procedures (both at Federated Hermes and its service providers) which seek to ensure that such systems are protected from cyber incidents. Federated Hermes has established a committee to oversee Federated Hermes’ information security and data governance efforts, and updates on cyber incidents and risks are reviewed with relevant committees, as well as Federated Hermes’ Board of Directors (or a committee thereof), on a periodic (generally quarterly) basis (and more frequently when circumstances warrant) as part of risk management oversight responsibilities. Federated Hermes has, and believes its products and its service providers have, established risk management systems that are reasonably designed to seek to reduce the risks associated with cyber incidents. Federated Hermes employs various measures aimed at mitigating cyber risk, including, among others, use of firewalls, system segmentation, system monitoring, virus scanning, periodic penetration testing, employee phishing training and an employee cybersecurity awareness campaign. Among other service provider management efforts, Federated Hermes conducts due diligence on key service providers relating to cybersecurity. However, there is no guarantee that such efforts will be successful, either entirely or partially, as there are limits on Federated Hermes’ ability to prevent, detect, or mitigate cyber incidents. Among other reasons, the cybersecurity landscape is constantly evolving, the nature of malicious cyber incidents is becoming increasingly sophisticated and Federated Hermes, and its relevant affiliates and products, cannot control the systems and cybersecurity systems and practices of issuers, relevant service providers or other third parties. Federated Hermes’ risk from cyber incidents also can increase as a result of expansion into new markets, jurisdictions or countries, acquisitions, new technology, or previously unexploited vulnerabilities in software or related patches becoming activated (or “weaponized”) by hackers.
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
While Federated Hermes cannot predict the financial or reputational impact to its business resulting from any cyber incident, depending upon its nature, magnitude and severity, the occurrence of a cyber incident, or a similar situation or incident, could have a material adverse effect on Federated Hermes’ Financial Condition (including, but not limited to, its reputation). The internal and external resources and efforts necessary to implement system and technology upgrades, data governance and cybersecurity policies, procedures and measures, as well as service provider management, have increased, and will continue to increase, Federated Hermes’ operating expenses, and can adversely affect, potentially in a material way, Federated Hermes’ Financial Condition.
Other General Risks
Recruiting and Retaining Key Personnel (Human Capital Resource Management Risk). Like other industries, the investment management business is highly competitive and experienced professionals have significant career mobility. Federated Hermes’ ability to attract or acquire, and motivate and retain, quality personnel has contributed significantly to its growth and success and is important to attracting and retaining customers and shareholders. The market for qualified executives, portfolio managers, analysts, traders, sales representatives, and other key personnel is extremely competitive. The lingering Pandemic, remote and hybrid work arrangements, and other factors increased employee stress and fatigue, and placed an emphasis on employee mental wellness. The move to remote and hybrid work environments (including opportunities to work from home at competitors), along with increases in competitor salaries, has increased competition for quality personnel, increased employee turnover and created job vacancies that have become harder to fill with qualified and experienced personnel. A lack of financial flexibility, regulatory requirements and business performance also are factors in attracting and retaining qualified personnel. There can be no assurance that Federated Hermes will be successful in its efforts to recruit or acquire, and motivate, train and retain, the required personnel. In addition to competing opportunities, personnel elect to pursue other interests for business, personal and other reasons or retire from time to time. The Pandemic, and post-Pandemic work environment, and related work environment changes, including remote and hybrid-working arrangements, can create retention and other human capital resource management risks. State and federal laws, rules and regulations intended to limit or curtail the enforceability of non-competition, employee non-solicitation, confidentiality and similar restrictive covenant clauses can make it more difficult to retain qualified personnel. Cyber incidents, misconduct or other matters that negatively reflect on Federated Hermes and its reputation also can change employee or prospective employee opinions regarding the company and could affect

Federated Hermes’ ability to hire or retain employees. Federated Hermes has encouraged the continued retention of its executives and other key personnel through measures such as providing competitive compensation arrangements, a non-discriminatory, diverse, and inclusive work environment, work arrangement flexibility and, in certain cases, employment agreements. The loss of any such personnel could have an adverse effect on Federated Hermes. In certain circumstances, the departure of key employees could cause higher redemption rates for certain AUM or the loss of customer or shareholder relationships. Moreover, since certain of Federated Hermes’ products and strategies, or customer or shareholder relationships, contribute significantly to its revenues and earnings, the loss of even a small number of key personnel associated with these products or strategies, or customer or shareholder relationships, could have a disproportionate adverse impact, potentially in a material way, on Federated Hermes’ Financial Condition. See Item 1 - Business - Human Capital Resource Management for additional information on Federated Hermes’ recruiting and retention programs and practices.
No Assurance of Successful Acquisitions. Like other companies, Federated Hermes’ business strategy contemplates seeking acquisition candidates and growing through acquisitions. For Federated Hermes, this generally involves acquisitions of other investment management companies, investment assets and related businesses, both domestically and internationally. There can be no assurance that Federated Hermes will find suitable acquisition candidates at acceptable prices and with an aligned business culture and vision, have sufficient capital resources to realize its acquisition strategy, be successful in entering into definitive acquisition agreements or consummating acquisitions, or successfully collaborating with, or integrating or consolidating, acquired companies or assets into Federated Hermes or its products or strategies. There also can be no assurance that any such acquisitions, if consummated, will not increase organizational stress to unacceptable levels or cause process failures, result in violations of applicable laws, rules or regulations, increased taxes or otherwise increase legal, tax or compliance concerns, or will increase value or otherwise prove to be advantageous to Federated Hermes. On the other hand, successful collaboration with, or integration or consolidation of, acquired companies or assets can increase the value of such acquired companies or assets and result in increased contingent deferred payments or other payment obligations for Federated Hermes, which can affect Federated Hermes’ Financial Condition.
Potential Adverse Effects of Reputational Harm. Like other companies, any material losses in customer or shareholder confidence in Federated Hermes, its products or strategies, or in the investment management industry as a result of actual or potential regulatory proceedings or litigation, economic or market downturns or disruptions, material errors in public news reports, political or other views against ESG investing or integration, oppositions to trademark or other intellectual property registration applications or allegations of trade name, trademark or other intellectual property infringement or misappropriation, allegations of breaches of fiduciary duty, misconduct or unprofessional, unethical or illegal behavior, improper corporate actions, poor communications with investors or the public via social media or otherwise, abuse of authority, a cyber incident, rumors or inaccurate information being posted on the internet or social media, failure to achieve carbon neutrality, climate change or other public commitments or pledges, failure to implement or accurately disclose ESG strategies or initiatives, controversial tenants in real estate owned or managed by Federated Hermes, fraudulent or fake websites or domain names using Federated Hermes’ or a subsidiary’s name, logo or address, or similar names, logos or addresses, or other matters could negatively impact Federated Hermes’ brand, culture, trusted status, reputation and/or stock price, increase redemptions from and/or reduce sales of Federated Hermes’ products (such as the Federated Hermes Funds), strategies and services, and/or change employee or potential employee perceptions of the company which could impact the willingness of a potential employee to be hired by, or an employee to remain at, Federated Hermes. If such losses or events were to occur, it could have a material adverse effect on Federated Hermes’ Financial Condition (including, but not limited to, business prospects). With increased focus on sustainability, as well as ESG matters, any perceived deficiency in Federated Hermes’ policies and practices on, or political or other public backlash against, these matters can impact Federated Hermes’ brand, reputation or stock price, as well as investor preference for Federated Hermes’ securities, products, strategies, and services, and, accordingly, adversely affect, potentially in a material way, Federated Hermes’ Financial Condition (including, but not limited to, business prospects).
Potential Adverse Effects of Unpredictable Events or Consequences (including the Pandemic). Like other companies, unpredictable events, such as a natural disaster, pandemic (e.g., the coronavirus outbreak), war, or military escalation (such as Russia’s invasion of Ukraine), terrorist attack or other business continuity event, unexpected market, economic or political developments, or extreme weather, droughts, storms, climate, or other similar ESG changes could adversely impact Federated Hermes’, its products’, accounts’, customers’, shareholders’ and portfolio companies (in which Federated Hermes and its products and strategies are invested), and each of their respective service providers’, ability to conduct business. Physical climate change risks arising from changing or adverse weather and climate change, and transition climate change risks arising as economies and markets transition to low carbon and other sustainable environments, also can have adverse impacts. Such unpredictable events or consequences could cause, among other effects, business disruptions, supply chain disruptions, disruptions in economic conditions, market disruptions or transformation, changes in management or governmental processes, changes in consumer demand and investor preferences, obsolescence of certain products or services affecting certain sectors, stranded assets across a range of assets, sectors or geographies, infrastructure and real estate destruction, abandonment or damage leading to increased refurbishment and repair costs, changes in technology, system interruption, loss of life, unavailability of personnel, increased insurance costs or an inability to insure certain assets, an inability to provide information or services, either at all or in accordance with applicable requirements, standards, or restrictions, and/or additional costs.
A failure in, or disruption to, Federated Hermes’ operational systems or infrastructure, including business continuity plans, could adversely affect operations, damage Federated Hermes’ reputation, and cause Federated Hermes AUM, revenue and earnings to decline. Remote or hybrid work arrangements can stress business processes, such as due diligence of service providers, customer or shareholder onboarding, and controls, as well as increase cybersecurity, privacy, and digital communications risks. The failure to maintain an infrastructure commensurate with the size and scope of Federated Hermes’ business, or the occurrence of a business outage or event outside of Federated Hermes’ control (particularly in locations where Federated Hermes has offices), or the failure to keep business continuity plans up-to-date, or if such plans are improperly implemented or deployed during a disruption, it could adversely impact Federated Hermes’ ability to operate, which can cause its AUM, revenue and earnings to decline or impact Federated Hermes’ ability to comply with regulatory obligations leading to reputational harm, regulatory fines, penalties, and/or sanctions. Any such failure or disruption also could impact, potentially in a material way, Federated Hermes’ Financial Condition. Management relies on its employees, systems, and business continuity plans, and those of relevant service providers, to seek to mitigate such risks, but there can be no guarantee that these mitigation efforts will be successful in whole or in part. There also can be times when industry databases or other third parties publish or distribute information regarding Federated Hermes, or its products or services (including Federated Hermes Fund asset levels), that might be inaccurate or incomplete, and there can be no assurance that a third party will interpret or report information accurately.
Unpredictable consequences, or side effects, of certain known or planned events, such as the phase-out of LIBOR and transition to SOFR, SONIA or another alternative interest rate, also could adversely impact Federated Hermes’, its products’, customers’, and shareholders’, and their respective service providers’ ability to conduct business. The SEC staff has indicated that the discontinuation of LIBOR could have a significant impact on the markets and can present a material risk for certain market participants, including public companies, investment advisors, investment companies and broker/dealers. The phase-out of LIBOR can cause the renegotiation or re-pricing of certain credit facilities, derivatives, or other financial transactions to which Federated Hermes, its products, customers, shareholders, or service providers are parties, alter the accounting treatment of certain instruments or transactions, or have other unintended consequences, which, among other effects, could require additional internal and external resources to address, thereby increasing operating expenses. There can be obstacles to converting certain longer-term securities and transactions to new benchmarks. As market participants transition away from LIBOR, its usefulness can deteriorate. The transition process can lead to increased volatility and illiquidity in markets that continue to rely on LIBOR to determine applicable interest rates. LIBOR’s potential deterioration can adversely affect the liquidity and/or market value of securities that use LIBOR as a benchmark interest rate, including remaining LIBOR-based securities and other financial instruments held by Federated Hermes or its products or strategies. Further, the utilization of an alternative reference rate, or the transition process to an alternative reference rate, can adversely affect Federated Hermes’ or its products’ and strategies’ performance. As such, there can be no assurance that unpredictable or unexpected events, reports or consequences, or the costs to address such events, inaccurate reports, or consequences, would not have a material adverse effect on Federated Hermes’ Financial Condition (including, but not limited to, business prospects).
The Pandemic. The coronavirus Pandemic had a significant impact around the world. It prompted governments and businesses to take unprecedented measures in response. The Pandemic initially resulted in, among other effects, travel bans, stay-at-home orders, disruptions to supply chains, workflow, operations and customer activity, economic uncertainty, market volatility, trading halts, market illiquidity and declining and variable stock prices, as well as general concern and uncertainty. While economies of various countries have rebounded from the global economic shutdown that began in the late first quarter and early second quarter 2020, the impact of the Pandemic continued, to varying degrees, in 2022 and continues, to varying degrees, in 2023.
The Pandemic created, and can still create, risks to Federated Hermes that cannot be foreseen and are uncertain. Such risks can be long term and adversely effect, potentially in a material way, Federated Hermes’ Financial Condition. As the Pandemic continues to evolve, it is not possible to predict the full extent to which it will adversely impact Federated Hermes’ Financial Condition, which will depend on numerous developing factors that remain uncertain and subject to change. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Developments – The Pandemic for further information regarding the Pandemic and its effects.

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 – PROPERTIES
Federated Hermes has material operating leases related to its corporate headquarters where it occupies approximately 259,000 square feet in Pittsburgh, Pennsylvania. Federated Hermes’ leased office space is used for its investment management business.
ITEM 3 – LEGAL PROCEEDINGS
The information required by this item is included in Note (20) to the Consolidated Financial Statements.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
Part II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Federated Hermes’ Class B common stock is traded on the NYSE under the symbol FHI.
The approximate number of beneficial shareholders of Class A and Class B common stock as of January 27, 2023, was 1 and 27,091, respectively. See Item 1A - Risk Factors - Specific Risk Factors - Risk Related to Federated Hermes’ Corporate Structure - Status as a Controlled Company for additional information on its Class A common stock.
The following table summarizes stock repurchases under Federated Hermes’ share repurchase program during the fourth quarter 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October[2]	9,397	$0.00	0	4,957,415
November[2]	115,735	10.75	35,000	4,922,415
December[2]	202,000	35.52	200,000	4,722,415
Total	327,132	$25.74	235,000	4,722,415
1    In December 2021, the board of directors authorized a share repurchase program with no stated expiration date that allowed the repurchase of up to 7.5 million shares of Class B common stock. This program was fulfilled in September 2022. In June 2022, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of December 31, 2022. See Note (14) to the Consolidated Financial Statements for additional information.
2    In October, November and December 2022, 9,397, 80,735 and 2,000 shares, respectively, of Class B common stock with a weighted-average price of $0.00, $0.07 and $3.00 per share, respectively, were repurchased as employees forfeited restricted stock.
See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on Federated Hermes’ securities authorized for issuance under equity compensation plans.

Stock Performance Graph
The following performance graph compares the total shareholder return of an investment in Federated Hermes’ Class B common stock to that of the Standard and Poor’s MidCap 400® Index (S&P MidCap 400 Index) and to the S&P 1500 Asset Management & Custody Banks Index for the five-year period ended on December 31, 2022.
The graph assumes that the value of the investment in Class B common stock and each index was $100 on December 31, 2017. Total return includes reinvestment of all dividends. As a member of the S&P MidCap 400 Index as of December 31, 2022, Federated Hermes is required to include this comparison. The historical information set forth below is not necessarily indicative of future performance. Federated Hermes does not make or endorse any predictions as to future stock performance.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
2017
2018
2019
2020
2021
2022
Federated Hermes
S&P MidCap 400 Index
S&P 1500 Asset Management & Custody Banks Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Federated Hermes	$76.66	$97.41	$93.72	$126.22	$126.02
S&P MidCap 400 Index	$88.92	$112.21	$127.54	$159.12	$138.34
S&P 1500 Asset Management & Custody Banks Index	$74.87	$94.51	$109.83	$148.07	$119.34
ITEM 6 – [RESERVED]

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1- Business, Item 1A - Risk Factors and Item 8 - Financial Statements and Supplementary Data.
General
Federated Hermes is a global leader in active, responsible investing with $668.9 billion in managed assets as of December 31, 2022. The majority of Federated Hermes’ revenue is derived from advising Federated Hermes Funds and Separate Accounts in domestic and international public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship and real estate development services. For additional information on Federated Hermes’ markets, see Item 1 - Business - Distribution Channels and Product Markets.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based and are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated Hermes’ revenue is primarily dependent upon factors that affect the value of managed/serviced assets, including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated Hermes’ public market investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement, while managed assets in Federated Hermes private market investment products and strategies are subject to restrictions and withdrawals. Fee rates for Federated Hermes’ services generally vary by asset and service type and can vary based on changes in asset levels. Generally, advisory fees charged for services provided to multi-asset and equity products and strategies are higher than advisory fees charged to alternative/private markets and fixed-income products and strategies, which in turn are higher than advisory fees charged to money market products and strategies. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated Hermes can implement Fee Waivers for competitive reasons such as Voluntary Yield-related Fee Waivers, to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements. Since Federated Hermes’ public market products are largely distributed and serviced through financial intermediaries, Federated Hermes pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products and strategies. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds.
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

Business Developments
Intangible Asset Impairment
A $31.5 million non-cash impairment of an intangible asset associated with the 2018 acquisition of FHL was recorded in Intangible Asset Related expense on the Consolidated Statements of Income as of December 31, 2022. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Note (9) to the Consolidated Financial Statements for additional information.
Business Combination
Effective October 1, 2022, Federated Hermes completed the acquisition of substantially all of the assets of C.W. Henderson and
Associates, Inc. (CWH), a Chicago-based registered investment advisor specializing in the management of tax-exempt municipal securities (CWH Acquisition). See Note (2) to the Consolidated Financial Statements for additional information.
Unsecured Senior Notes
On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350 million ($350 million Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. The entire principal amount of the $350 million Notes will become due March 17, 2032, subject to certain prepayment requirements under limited conditions. See Note (11) to the Consolidated Financial Statements for additional information.
Equity Acquisition
On March 14, 2022, Federated Hermes completed a tender offer resulting in the acquisition of the remaining approximately 10% noncontrolling interests in FHL from a trustee of a non-U.S. domiciled employee benefit trust established for the benefit of certain members of FHL’s management, a non-U.S. resident former FHL employee and other non-U.S. resident key FHL employees under a long-term incentive plan established in connection with the 2018 acquisition of FHL (2022 Acquisition of FHL Noncontrolling Interests). As a result of the 2022 Acquisition of FHL Noncontrolling Interests, FHL became an indirect, wholly-owned subsidiary of Federated Hermes. See Note (2) to the Consolidated Financial Statements for additional information.
The Pandemic
Federated Hermes continues to actively monitor the ongoing Pandemic and resulting developments and their potential impact on Federated Hermes’ employees and Financial Condition. The Pandemic adversely impacted the global economy, contributed to significant volatility in financial markets and impacted the workforce and recruiting practices. Over the course of the Pandemic, many jurisdictions instituted quarantines, imposed limitations on travel, and restricted access to offices and public venues, some of which are ongoing or could reoccur, and many businesses implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the containment and impact of the Pandemic, created significant disruption in economic activity. Throughout the Pandemic, there has not been a significant disruption of Federated Hermes’ business processes, allowing it to remain fully operational and to continue to provide services to its customers. As of December 31, 2022, while Federated Hermes’ stock price has fluctuated amidst the volatility in stock prices on major exchanges (particularly at the beginning of the Pandemic), and Federated Hermes’ business operations have had to adapt to a remote and current hybrid working environment, the Pandemic has not materially affected Federated Hermes’ Financial Condition (as defined below) except to the extent that the net Voluntary Yield-related Fee Waivers resulting from the near-zero interest rate environment that existed throughout 2021 and into the second quarter 2022 were attributable to the Pandemic. With the increase in short-term interest rates beginning in March 2022, net Voluntary Yield-related Fee Waivers were greatly diminished in the second quarter 2022 and ceased early in the third quarter 2022. See “Low Short-Term Interest Rates” below for additional information on Voluntary Yield-related Fee Waivers. A further prolonged period of economic and financial distress and volatility as a result of the Pandemic could exacerbate human resource capital management, economic, market and other risks, and could impact, including in a material way, Federated Hermes’ Financial Condition. The aggregate extent to which the Pandemic, including existing and new variants, and its related impact on the global economy and financial markets, affects Federated Hermes’ Financial Condition, will depend on future developments that are highly uncertain and cannot be predicted, including any residual effects of the Pandemic, the emergence and spread of variants, any prevalence of severe, unconstrained and/or escalating rates of infection in certain countries and regions, the availability, adoption and efficacy of treatments and vaccines, and future actions taken by governmental authorities, central banks and other third parties in response to such events.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the Pandemic, the FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds was not sufficient to cover all of the fund’s operating expenses. Beginning in the first quarter 2020, Federated Hermes had implemented Voluntary Yield-related Fee Waivers. These waivers had been partially offset by related reductions in distribution expense as a result of Federated Hermes’ mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. In response to global economic activity and elevated inflation levels, the FOMC raised the federal funds target rate multiple times in 2022 and in February 2023. The range is currently 4.50% - 4.75% as of the February 1, 2023 FOMC meeting. These rate increases eliminated the net negative pre-tax impact of the Voluntary Yield-related Fee Waivers in the second half of 2022.
For the year ended December 31, 2022, Voluntary Yield-related Fee Waivers totaled $85.3 million. These fee waivers were partially offset by related reductions in distribution expenses of $66.5 million, such that the net negative pre-tax impact to Federated Hermes was $18.8 million. For the year ended December 31, 2021, Voluntary Yield-related Fee Waivers totaled $420.3 million. These fee waivers were partially offset by related reductions in distribution expenses of $277.1 million, such that the net negative pre-tax impact to Federated Hermes was $143.2 million.
Current Regulatory Environment
Federated Hermes and its investment management business are subject to extensive regulation both within and outside the U.S. Federated Hermes and its products, such as the Federated Hermes Funds, and strategies are subject to: various federal securities laws, such as the 1933 Act, 1934 Act, 1940 Act, and Advisers Act; state laws regarding securities fraud and registration; regulations or other rules promulgated by various regulatory authorities, or other authorities. Various laws and regulations that have or are expected to be re-examined, modified, or reversed, or that become effective, and any new proposed laws, rules, regulations and directives or consultations (collectively, both domestically and internationally, as applicable, Regulatory Developments) continue to impact the investment management industry generally, and will continue to impact, to various degrees, Federated Hermes’ Financial Condition. See Item 1 - Business - Regulatory Matters and Item 1A - Risk Factors - General Risk Factors - Regulatory and Legal Risks - Potential Adverse Effects of Changes in Laws, Regulations and Other Rules for additional information.

Asset Highlights
Managed Assets at Period End

in millions as of December 31,	2022	2021	2022 vs. 2021
By Asset Class
Equity	$81,523	$96,716	(16)%
Fixed-Income	86,743	97,550	(11)
Alternative / Private Markets	20,802	22,920	(9)
Multi-Asset	2,989	3,780	(21)
Total Long-Term Assets	192,057	220,966	(13)
Money Market	476,844	447,907	6
Total Managed Assets	$668,901	$668,873	0%

By Product Type
Funds:
Equity	$43,342	$57,036	(24)%
Fixed-Income	43,180	59,862	(28)
Alternative / Private Markets	13,050	14,788	(12)
Multi-Asset	2,851	3,608	(21)
Total Long-Term Assets	102,423	135,294	(24)
Money Market	335,937	312,834	7
Total Fund Assets	438,360	448,128	(2)
Separate Accounts:
Equity	38,181	39,680	(4)
Fixed-Income	43,563	37,688	16
Alternative / Private Markets	7,752	8,132	(5)
Multi-Asset	138	172	(20)
Total Long-Term Assets	89,634	85,672	5
Money Market	140,907	135,073	4
Total Separate Account Assets	230,541	220,745	4
Total Managed Assets	$668,901	$668,873	0%

Average Managed Assets

in millions for the years ended December 31,	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
By Asset Class
Equity	$84,793	$98,040	$80,591	(14)%	22%
Fixed-Income	89,776	91,564	74,403	(2)	23
Alternative / Private Markets	21,799	20,754	18,206	5	14
Multi-Asset	3,273	3,879	3,813	(16)	2
Total Long-Term Assets	199,641	214,237	177,013	(7)	21
Money Market	432,992	418,562	436,895	3	(4)
Total Average Managed Assets	$632,633	$632,799	$613,908	0%	3%

By Product Type
Funds:
Equity	$47,047	$58,426	$45,585	(19)%	28%
Fixed-Income	50,043	58,095	46,899	(14)	24
Alternative / Private Markets	13,903	13,266	11,424	5	16
Multi-Asset	3,130	3,696	3,622	(15)	2
Total Long-Term Assets	114,123	133,483	107,530	(15)	24
Money Market	294,490	293,644	324,490	0	(10)
Total Average Fund Assets	408,613	427,127	432,020	(4)	(1)
Separate Accounts:
Equity	37,746	39,614	35,006	(5)	13
Fixed-Income	39,733	33,469	27,504	19	22
Alternative / Private Markets	7,896	7,488	6,782	5	10
Multi-Asset	143	183	191	(22)	(4)
Total Long-Term Assets	85,518	80,754	69,483	6	16
Money Market	138,502	124,918	112,405	11	11
Total Average Separate Account Assets	224,020	205,672	181,888	9	13
Total Average Managed Assets	$632,633	$632,799	$613,908	0%	3%

Changes in Equity Fund and Separate Account Assets

in millions for the years ended December 31,	2022	2021
Equity Funds
Beginning Assets	$57,036	$54,312
Sales	12,796	14,265
Redemptions	(15,134)	(15,915)
Net Sales (Redemptions)	(2,338)	(1,650)
Net Exchanges	(31)	(362)
Acquisitions/(Dispositions)	0	408
Impact of Foreign Exchange[1]	(908)	(522)
Market Gains and (Losses)[2]	(10,417)	4,850
Ending Assets	$43,342	$57,036
Equity Separate Accounts
Beginning Assets	$39,680	$37,476
Sales[3]	11,189	7,564
Redemptions[3]	(10,466)	(10,846)
Net Sales (Redemptions)[3]	723	(3,282)
Net Exchanges	(28)	403
Impact of Foreign Exchange[1]	(713)	(574)
Market Gains and (Losses)[2]	(1,481)	5,657
Ending Assets	$38,181	$39,680
Total Equity
Beginning Assets	$96,716	$91,788
Sales[3]	23,985	21,829
Redemptions[3]	(25,600)	(26,761)
Net Sales (Redemptions)[3]	(1,615)	(4,932)
Net Exchanges	(59)	41
Acquisitions/(Dispositions)	0	408
Impact of Foreign Exchange[1]	(1,621)	(1,096)
Market Gains and (Losses)[2]	(11,898)	10,507
Ending Assets	$81,523	$96,716
1    Reflects the impact of translating non-USD denominated AUM into USD for reporting purposes.
2    Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
3    For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Fixed-Income Fund and Separate Account Assets

in millions for the years ended December 31,	2022	2021
Fixed-Income Funds
Beginning Assets	$59,862	$53,557
Sales	18,403	30,862
Redemptions	(29,869)	(24,902)
Net Sales (Redemptions)	(11,466)	5,960
Net Exchanges	(63)	(33)
Acquisitions/(Dispositions)	0	17
Impact of Foreign Exchange[1]	(253)	(90)
Market Gains and (Losses)[2]	(4,900)	451
Ending Assets	$43,180	$59,862

Fixed-Income Separate Accounts
Beginning Assets	$37,688	$30,720
Sales[3]	9,613	11,764
Redemptions[3]	(4,857)	(4,842)
Net Sales (Redemptions)[3]	4,756	6,922
Net Exchanges	(1)	(48)
Acquisitions/(Dispositions)	3,524	0
Impact of Foreign Exchange[1]	(68)	(43)
Market Gains and (Losses)[2]	(2,336)	137
Ending Assets	$43,563	$37,688

Total Fixed-Income
Beginning Assets	$97,550	$84,277
Sales[3]	28,016	42,626
Redemptions[3]	(34,726)	(29,744)
Net Sales (Redemptions)[3]	(6,710)	12,882
Net Exchanges	(64)	(81)
Acquisitions/(Dispositions)	3,524	17
Impact of Foreign Exchange[1]	(321)	(133)
Market Gains and (Losses)[2]	(7,236)	588
Ending Assets	$86,743	$97,550
1    Reflects the impact of translating non-USD denominated AUM into USD for reporting purposes.
2    Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
3    For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Alternative / Private Markets Fund and Separate Account Assets

in millions for the years ended December 31,	2022	2021
Alternative / Private Markets Funds
Beginning Assets	$14,788	$12,100
Sales	2,562	3,699
Redemptions	(3,150)	(2,657)
Net Sales (Redemptions)	(588)	1,042
Net Exchanges	1	(2)
Acquisitions/(Dispositions)	0	81
Impact of Foreign Exchange[1]	(1,463)	(162)
Market Gains and (Losses)[2]	312	1,729
Ending Assets	$13,050	$14,788

Alternative / Private Markets Separate Accounts
Beginning Assets	$8,132	$6,984
Sales[3]	1,271	1,124
Redemptions[3]	(565)	(513)
Net Sales (Redemptions)[3]	706	611
Impact of Foreign Exchange[1]	(854)	(92)
Market Gains and (Losses)[2]	(232)	629
Ending Assets	$7,752	$8,132

Total Alternative / Private Markets
Beginning Assets	$22,920	$19,084
Sales[3]	3,833	4,823
Redemptions[3]	(3,715)	(3,170)
Net Sales (Redemptions)[3]	118	1,653
Net Exchanges	1	(2)
Acquisitions/(Dispositions)	0	81
Impact of Foreign Exchange[1]	(2,317)	(254)
Market Gains and (Losses)[2]	80	2,358
Ending Assets	$20,802	$22,920
1    Reflects the impact of translating non-USD denominated AUM into USD for reporting purposes.
2    Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
3    For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Multi-Asset Fund and Separate Account Assets

in millions for the years ended December 31,	2022	2021
Multi-Asset Funds
Beginning Assets	$3,608	$3,744
Sales	241	299
Redemptions	(559)	(894)
Net Sales (Redemptions)	(318)	(595)
Net Exchanges	8	41
Acquisitions/(Dispositions)	0	54
Market Gains and (Losses)[1]	(447)	364
Ending Assets	$2,851	$3,608

Multi-Asset Separate Accounts
Beginning Assets	$172	$204
Sales[2]	2	2
Redemptions[2]	(13)	(42)
Net Sales (Redemptions)[2]	(11)	(40)
Net Exchanges	0	1
Impact of Foreign Exchange[3]	0	(1)
Market Gains and (Losses)[1]	(23)	8
Ending Assets	$138	$172

Total Multi-Asset
Beginning Assets	$3,780	$3,948
Sales[2]	243	301
Redemptions[2]	(572)	(936)
Net Sales (Redemptions)[2]	(329)	(635)
Net Exchanges	8	42
Acquisitions/(Dispositions)	0	54
Impact of Foreign Exchange[3]	0	(1)
Market Gains and (Losses)[1]	(470)	372
Ending Assets	$2,989	$3,780
1    Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
2    For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.
3    Reflects the impact of translating non-USD denominated AUM into USD for reporting purposes.

Changes in Total Long-Term Assets

in millions for the years ended December 31,	2022	2021
Total Long-Term Fund Assets
Beginning Assets	$135,294	$123,713
Sales	34,002	49,125
Redemptions	(48,712)	(44,368)
Net Sales (Redemptions)	(14,710)	4,757
Net Exchanges	(85)	(356)
Acquisitions/(Dispositions)	0	560
Impact of Foreign Exchange[1]	(2,624)	(774)
Market Gains and (Losses)[2]	(15,452)	7,394
Ending Assets	$102,423	$135,294

Total Long-Term Separate Accounts Assets
Beginning Assets	$85,672	$75,384
Sales[3]	22,075	20,454
Redemptions[3]	(15,901)	(16,243)
Net Sales (Redemptions)[3]	6,174	4,211
Net Exchanges	(29)	356
Acquisitions/(Dispositions)	3,524	0
Impact of Foreign Exchange[1]	(1,635)	(710)
Market Gains and (Losses)[2]	(4,072)	6,431
Ending Assets	$89,634	$85,672

Total Long-Term Assets
Beginning Assets	$220,966	$199,097
Sales[3]	56,077	69,579
Redemptions[3]	(64,613)	(60,611)
Net Sales (Redemptions)[3]	(8,536)	8,968
Net Exchanges	(114)	0
Acquisitions/(Dispositions)	3,524	560
Impact of Foreign Exchange[1]	(4,259)	(1,484)
Market Gains and (Losses)[2]	(19,524)	13,825
Ending Assets	$192,057	$220,966
1    Reflects the impact of translating non-USD denominated AUM into USD for reporting purposes.
2    Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
3    For certain accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Federated Hermes’ average asset mix year-over-year across both asset classes and product types have a direct impact on Federated Hermes’ operating income. Asset mix impacts Federated Hermes’ total revenue due to the difference in the fee rates earned on each asset class and product type per invested dollar, and certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size of the customer relationship. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset class and product type over the last three years:

	Percent of Total Average Managed Assets			Percent of Total Revenue
	2022	2021	2020	2022	2021	2020
By Asset Class
Money Market	69%	66%	71%	40%	19%	40%
Equity	13%	16%	13%	36%	52%	38%
Fixed-Income	14%	14%	12%	14%	18%	13%
Alternative / Private Markets	3%	3%	3%	7%	8%	6%
Multi-Asset	1%	1%	1%	2%	2%	2%
Other	0%	0%	0%	1%	1%	1%
By Product Type
Funds:
Money Market	47%	46%	53%	37%	15%	37%
Equity	7%	9%	7%	28%	41%	29%
Fixed-Income	8%	9%	8%	12%	15%	11%
Alternative / Private Markets	2%	2%	2%	4%	5%	3%
Multi-Asset	1%	1%	1%	2%	2%	2%
Other	0%	0%	0%	0%	0%	0%
Separate Accounts:
Money Market	22%	20%	18%	3%	4%	3%
Equity	6%	7%	6%	8%	11%	9%
Fixed-Income	6%	5%	4%	2%	3%	2%
Alternative / Private Markets	1%	1%	1%	3%	3%	3%
Multi-Asset	0%	0%	0%	0%	0%	0%
Other	0%	0%	0%	1%	1%	1%
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
Average managed assets remained flat for 2022 as compared to 2021. Period-end managed assets remained flat at December 31, 2022 as compared to December 31, 2021, with an increase in money market assets, partially offset by decreases in equity and fixed-income assets. Total average money market assets increased 3% for 2022 compared to 2021. Period-end money market assets increased 6% at December 31, 2022 as compared to December 31, 2021. Average equity assets decreased 14% for 2022 as compared to 2021. Period-end equity assets decreased 16% at December 31, 2022 as compared to December 31, 2021 primarily due to market depreciation. Average fixed-income assets decreased 2% for 2022 as compared to 2021. Period-end fixed-income assets decreased 11% at December 31, 2022 as compared to December 31, 2021 primarily due to market depreciation and net redemptions, partially offset by assets acquired in connection with the CWH Acquisition. Average alternative/private markets assets increased 5% for 2022 as compared to 2021. Period-end alternative/private markets assets decreased 9% at December 31, 2022 as compared to December 31, 2021 primarily due to foreign exchange rate fluctuations.
Moderating inflation and expectations that the FOMC can soon end interest rate increases rallied risk assets in the fourth quarter 2022, easing the sting of a volatile year for most equity and fixed-income asset classes. In December, the FOMC pared the magnitude of its federal funds target rate increases to 50 basis points from 75 basis points the prior four meetings, though the target range still rose 425 basis points to 4.25% - 4.50% in nine months in 2022, the most aggressive tightening cycle since the early 1980s. Policymakers also signaled the pace of target rate increases would ease further and eventually end in 2023. Futures markets went a step further and began pricing rate cuts as early as fall 2023. Recession risks rose toward the end of the fourth quarter 2022 amid broadening economic deterioration. Various gauges of manufacturing and services activity contracted, housing remained mired in a deep slump, business investment slowed, and both consumer spending and job growth decelerated.

For all of 2022, the S&P 500 Index and the Nasdaq Composite posted total returns of -19.4% and -33.1%, respectively, their worst years since 2008, while the Dow Jones Industrial Average returned -8.8%. Overseas, a warm winter, reopening China and diminished impacts from Russia’s war on Ukraine brightened economic sentiment in 2022’s waning weeks, lifting the markets in what still was a tough year, with the MSCI World ex USA and MSCI All Country World ex USA indexes returning a respective -16.6% and -18.3% for all of 2022. Although money market and liquidity products benefited, rising rates created challenges for fixed-income markets over the course of 2022, with the Bloomberg US Aggregate Bond Index returning -13.0%, the worst year in its history.
For an explanation of the changes in managed assets at December 31, 2021 compared to December 31, 2020 and changes in average managed assets for 2021 as compared to 2020, see Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Highlights.
Results of Operations
For an explanation of changes for 2021 as compared to 2020, see Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2021, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.
Revenue. Revenue increased $145.4 million in 2022 as compared to 2021 primarily due to a decrease of $335.0 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact). This increase in revenue was partially offset by (1) a decrease in equity revenue of $147.9 million due to lower average equity assets, (2) a decrease in fixed-income revenue of $28.6 million due to a change in the mix of average assets and (3) a decrease in performance fees of $7.7 million.
Federated Hermes’ ratio of revenue to average managed assets for 2022 was 0.23% as compared to 0.20% for 2021. The increase in the rate was primarily due to the increase in revenue from lower Voluntary Yield-related Fee Waivers, partially offset by a decrease in revenue from lower average equity assets during 2022 as compared to 2021.
Operating Expenses. Total operating expenses for 2022 increased $174.8 million compared to 2021. Distribution expense increased $153.7 million primarily related to a decrease of $210.6 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact). This increase in Distribution expense was partially offset by (1) changes in the mix of average money market assets ($19.0 million), (2) lower average equity assets ($16.7 million) and (3) a decrease in competitive payments ($15.5 million). Compensation and Related expense decreased $19.8 million primarily driven by the decrease in the average USD/GBP exchange rate for 2022 as compared to 2021. Intangible Asset Related expense increased $30.2 million primarily due to the intangible asset impairment. See Note (9) to the Consolidated Financial Statements for additional information on this impairment.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net, decreased $40.6 million in 2022 as compared to 2021. The decrease is primarily due to a $38.2 million decrease in Gain (Loss) on Securities, net due primarily to a decrease in the market value of investments in 2022 as compared to an increase in the market value of investments in 2021 and a decrease of $9.3 million from higher debt expense primarily due to the Note Purchase Agreement entered into in 2022. These decreases were partially offset by an increase in yield on investments of $5.8 million due to rising interest rates.
Income Taxes. The income tax provision for 2022 and 2021 was $71.7 million and $104.0 million, respectively. The provision for 2022 decreased $32.3 million as compared to 2021 primarily as a result of (1) lower income before income taxes ($18.2 million) and (2) a $14.5 million increase to deferred tax expense recorded in 2021 associated with the change in the UK tax rate from 19% to 25% effective April 1, 2023. The effective tax rate was 23.4% for 2022 and 27.6% for 2021. See Note (15) to the Consolidated Financial Statements for additional information on the effective tax rate, as well as other tax disclosures.
Net Income Attributable to Federated Hermes, Inc. Net income decreased $30.8 million in 2022 as compared to 2021 primarily as a result of the changes in revenue, operating expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for 2022 decreased $0.10 as compared to 2021 primarily due to decreased net income ($0.32), partially offset by a decrease in shares outstanding due to share repurchases ($0.22).

Liquidity and Capital Resources
Liquid Assets. At December 31, 2022, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $559.5 million as compared to $492.7 million at December 31, 2021. The change in liquid assets is discussed below.
At December 31, 2022, Federated Hermes’ liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that can have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and certain other countries subject to economic sanctions. Federated Hermes’ experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $282 million in AUM) that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes’ credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $323.9 million for 2022 as compared to $170.4 million for 2021. The increase of $153.5 million was primarily due to (1) a net decrease of $159.2 million in cash paid for trading securities for the year ended December 31, 2022 as compared to 2021, (2) an increase in cash received related to the $145.4 million increase in revenue previously discussed, (3) a decrease of $7.8 million in cash paid for incentive compensation for the year ended December 31, 2022 as compared to 2021 and (4) a decrease of $6.3 million in cash paid for taxes for the year ended December 31, 2022 as compared to 2021. These increases in cash were partially offset by (1) an increase in cash paid related to the $153.7 million increase in Distribution expense previously discussed and (2) an increase of $6.1 million in cash paid for interest for the year ended December 31, 2022 as compared to 2021 primarily related to the $350 million Notes issued in March 2022.
Cash Used by Investing Activities. In 2022, net cash used by investing activities was $32.4 million which primarily represented $28.1 million related to the initial closing payment for the CWH Acquisition (see Note (2) to the Consolidated Financial Statements) and $22.6 million paid for purchases of Investments—Affiliates and Other, partially offset by $22.8 million in cash received from redemptions of Investments—Affiliates and Other.
Cash Used by Financing Activities. In 2022, net cash used by financing activities was $168.5 million. Of this amount, Federated Hermes paid (1) $361.7 million in connection with its debt obligations, (2) $218.1 million to repurchase shares of Class B common stock primarily in connection with its stock repurchase programs (see Note (14) to the Consolidated Financial Statements for additional information) and (3) $97.9 million or $1.08 per share in dividends to holders of its common shares. This activity was partially offset by (1) $488.3 million of new borrowings, including amounts borrowed under Federated Hermes’ revolving credit facility and the proceeds from the $350 million Notes issued in March 2022 and (2) $55.2 million of contributions from noncontrolling interests in subsidiaries.
Borrowings. On March 17, 2022, pursuant to a Note Purchase Agreement, Federated Hermes issued unsecured senior notes in the aggregate amount of $350 million at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. The entire principal amount of the $350 million Notes will become due March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of December 31, 2022, the outstanding balance of the $350 million Notes was $347.6 million, net of unamortized issuance costs in the amount of $2.4 million, and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were or will be used to supplement cash flow from operations, to fund share repurchases and potential acquisitions, to pay down debt outstanding under the Credit Agreement and for other general corporate purposes. See Note (11) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
On July 30, 2021, Federated Hermes entered into an unsecured Fourth Amended and Restated Credit Agreement by and among Federated Hermes, certain of its subsidiaries as guarantors party thereto, a syndicate of eleven banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and Toronto-Dominion Bank, New York Branch as documentation agent (Credit Agreement). The Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of December 31, 2022, Federated Hermes has $350 million available to borrow under the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information.
Both the Note Purchase Agreement and the Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the year ended December 31, 2022. An interest coverage ratio of at least 4 to 1 is required and, as of December 31, 2022, Federated Hermes’ interest coverage ratio was 42 to 1. A leverage ratio of no more than 3 to 1 is required and, as of December 31, 2022, Federated Hermes’ leverage ratio was 0.79 to 1.
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
Dividends. Cash dividends of $97.9 million, $105.8 million and $207.8 million were paid in 2022, 2021 and 2020, respectively, to holders of Federated Hermes common stock. Of the amount paid in 2020, $99.3 million represented a $1.00 per share special dividend. All dividends were considered ordinary dividends for tax purposes.
Contractual Obligations. As of December 31, 2022, Federated Hermes has material future cash requirements from contractual and other obligations relating primarily to long-term debt and operating lease obligations. Further discussion of the nature of each obligation is included below.
Long-Term Debt Obligations. The entire principal amount of the $350 million Notes will become due no later than March 17, 2032. The interest rate is fixed at 3.29% per annum, payable semiannually. See Note (11) to the Consolidated Financial Statements for additional information.
Operating Lease Obligations. See Note (17) to the Consolidated Financial Statements for additional information.
Purchase Obligations. Federated Hermes is a party to various contracts pursuant to which it receives certain services, including services for marketing and information technology, access to various fund-related information systems and research databases, trade order transmission and recovery services as well as other services. These contracts contain certain minimum noncancelable payments, cancellation provisions and renewal terms. Costs for such services are expensed as incurred. As of December 31, 2022, Federated Hermes had purchase obligations of approximately $37.8 million payable within 12 months and an additional $26.0 million thereafter.
Future Cash Needs. In addition to the contractual obligations described above, management expects that principal uses of cash will include funding business acquisitions and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, paying debt obligations, repurchasing company stock, paying taxes, developing and seeding new products and strategies, modifying existing products, strategies and relationships, and funding property and equipment (including technology). Any number of factors can cause Federated Hermes’ future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees could continue to increase.
On January 26, 2023, the board of directors declared a $0.27 per share dividend. The dividend was payable to shareholders of record as of February 8, 2023, resulting in $24.1 million being paid on February 15, 2023.
After evaluating Federated Hermes’ existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet both its short-term and reasonably foreseeable long-term cash needs.

Financial Position
The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Note (2) to the Consolidated Financial Statements for additional information on the CWH Acquisition.
Investments—Consolidated Investment Companies at December 31, 2022 increased $2.9 million from December 31, 2021 primarily due to an increase of (1) $17.6 million related to the consolidation of a variable interest entity (VIE) and a voting rights entity (VRE) and (2) $16.2 million in net purchases in existing consolidated funds in 2022. These increases were partially offset by a decrease of (1) $15.9 million related to the deconsolidation of VREs and (2) $15.0 million of net depreciation on existing consolidated funds in 2022.
Investments—Affiliates and Other at December 31, 2022 decreased $11.3 million from December 31, 2021 primarily due to (1) $14.2 million in net depreciation and (2) a decrease of $4.7 million related to the consolidation of a VIE and a VRE which reclassified Federated Hermes' investments into Investments—Consolidated Investment Companies. These decreases were partially offset by an increase of $10.2 million related to the deconsolidation of a VRE in 2022 which reclassified Federated Hermes’ investment into Investments—Affiliates and Other.
Goodwill at December 31, 2022 increased $1.5 million from December 31, 2021 primarily as a result of the CWH Acquisition ($16.4 million), partially offset by a $14.8 million decrease related to foreign exchange rate fluctuations on goodwill denominated in a foreign currency.
Intangible Assets, net at December 31, 2022 decreased $62.1 million from December 31, 2021 primarily due to (1) a $34.4 million decrease in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations, (2) a $31.5 million impairment charge and (3) $12.5 million of amortization expense. These decreases were partially offset by a $16.2 million increase in intangibles primarily related to the CWH Acquisition.
Right-of-Use Assets, net at December 31, 2022 decreased $15.4 million from December 31, 2021 due primarily to annual amortization and Long-Term Lease Liabilities at December 31, 2022 decreased $18.5 million from December 31, 2021 primarily due to payments made on leases during 2022.
Accrued Compensation and Benefits at December 31, 2022 decreased $12.4 million from December 31, 2021 primarily due to the 2021 accrued annual incentive compensation being paid in the first quarter 2022 ($123.4 million), partially offset by 2022 incentive compensation accruals recorded at December 31, 2022 ($113.5 million).
Long-Term Deferred Tax Liability, net at December 31, 2022 decreased $24.8 million from December 31, 2021 primarily due to a $7.9 million reduction in the foreign deferred tax liability associated with the impairment of an intangible asset, an increase in foreign deferred tax assets of $6.4 million and a $6.0 million decrease related to foreign exchange rate fluctuations on deferred tax assets and liabilities denominated in a foreign currency.
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

Variable Interest Entities
Federated Hermes is involved with various entities in the normal course of business that could be deemed to be VIEs. Federated Hermes determined that it was the primary beneficiary of certain Federated Hermes Fund VIEs and, as a result, consolidated the assets, liabilities and operations of these VIEs in its Consolidated Financial Statements. See Note (5) to the Consolidated Financial Statements for more information.
Critical Accounting Policies
Federated Hermes’ Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management continually evaluates the accounting policies and estimates it uses to prepare the Consolidated Financial Statements. In general, management’s estimates are based on historical experience, information from third-party professionals and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results can differ from those estimates made by management and those differences can be material.
Of the significant accounting policies described in Note (1) to the Consolidated Financial Statements, management believes that indefinite-lived intangible assets included in its Goodwill and Intangible Assets policy involves a higher degree of judgment and complexity.
The process of determining the fair value of identifiable indefinite-lived intangible assets at the date of acquisition requires significant management estimates and judgment. If subsequent changes in these assumptions differ significantly from those used in the initial valuation, the indefinite-lived intangible asset amounts recorded in the financial statements could be subject to impairment. An impairment could have a material adverse effect on Federated Hermes’ Financial Condition.
Indefinite-lived intangible assets are reviewed for impairment at the accounting unit level annually as of October 1, or when indicators of a potential impairment exist. Federated Hermes has combined certain indefinite-lived assets into three distinct units of accounting for impairment testing purposes. The factors considered in determining the asset grouping include, among others, the highest and best use of the assets and the inseparable nature of the cash flows. Such asset grouping determination is reconsidered annually and may change depending on the facts and circumstances. Federated Hermes’ current indefinite-lived intangible assets’ units of accounting are: (1) FHL right to manage public fund assets; (2) FHL trade name; and (3) all other rights to manage fund assets. Management may use a qualitative or quantitative approach which requires the weighting of positive and negative evidence collected through the consideration of various factors to determine whether it is more likely than not that an indefinite-lived intangible asset or asset group is impaired. In 2022, management used both a quantitative and qualitative approach. Management considers macroeconomic and entity-specific factors, including projected AUM, projected revenue growth rates, projected pre-tax profit margins, tax rates, discount rates and, in the case of a trade name valuation, a royalty rate. In addition, management reconsiders on a quarterly basis whether events or circumstances indicate that a change in the useful life has occurred. Indicators of a possible change in useful life monitored by management generally include changes in the expected use of the asset, a significant decline in the level of managed assets, changes to legal, regulatory or contractual provisions of the rights to manage fund assets, the effects of obsolescence, demand, competition and other economic factors that could impact the funds’ projected performance and existence, and significant reductions in underlying operating cash flows.
The uncertainty caused by the Pandemic resulted in management determining that an indicator of potential impairment existed beginning in the first quarter 2020 for the FHL right to manage public fund assets which totaled £150.3 million acquired in connection with the 2018 FHL acquisition. Management used an income-based approach to valuation, the discounted cash flow method, in valuing the asset. This method resulted in no impairment for the first three quarters of 2022 since the estimated fair value of this intangible asset exceeded the carrying value. The discounted cash flow analysis prepared as of September 30, 2022 resulted in the estimated fair value exceeding the carrying value by less than 10%. As a result of continued increases in market interest rates and a decrease in near-term projected cash flows, a discounted cash flow analysis was prepared as of December 31, 2022 and resulted in a non-cash impairment charge of $31.5 million driven by changes in projected cash flows and a higher discount rate as compared to the prior quarter. After the impairment, the FHL right to manage public fund assets totaled £124.4 million ($150.4 million). The key assumptions in the discounted cash flow analysis include revenue growth rates, pre-tax profit margins and the discount rate applied to the projected cash flows. The risk of future impairment increases with a decrease in projected cash flows and/or an increase in the discount rate. As of December 31, 2022, assuming all other assumptions remain static, an increase or decrease of 10% in projected revenue growth rates would result in a corresponding change to estimated fair value of approximately 8%. An increase or decrease of 10% in pre-tax profit margins would result in a corresponding change to estimated fair value of approximately 12%. An increase or decrease in the discount rate of 25 basis points would result in an inverse change to estimated fair value of approximately 3%. Any market volatility and other events related to geopolitical, Pandemic-related or other unexpected events could further reduce the AUM, revenues and earnings associated with this intangible asset and can result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which can result in an impairment. For additional information on risks related to geopolitical, Pandemic-related or other unexpected events, see Item 1A - Risk Factors - General Risk Factors - Other General Risks - Potential Adverse Effects of Unpredictable Events or Consequences (including the Pandemic).
The impairment charge was recorded in Operating Expenses - Intangible Asset Related expense on the Consolidated Statements of Income. After the impairment charge, Federated Hermes had $343.2 million in indefinite-lived intangible assets recorded on its Consolidated Balance Sheets as of December 31, 2022. No impairment charges were recorded during the years ended December 31, 2021 or 2020.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of its business, Federated Hermes is exposed to fluctuations in the securities markets and general economy. As an investment manager, Federated Hermes’ business requires that it continuously identify, assess, monitor and manage market and other risks including those risks affecting its own investment portfolio. Federated Hermes invests in Federated Hermes Funds for the primary purpose of generating returns from capital appreciation, investment income, or both, or, in the case of newly launched Federated Hermes Funds or new Separate Account strategies, to provide the product or strategy with investable cash to establish a performance history. These investments expose Federated Hermes to various market risks. A single investment can expose Federated Hermes to multiple risks arising from changes in interest rates, credit ratings, equity prices and foreign currency exchange rates. Federated Hermes manages its exposure to market risk by diversifying its investments among different asset classes and by altering its investment holdings from time to time in response to changes in market risks and other factors. In addition, in certain cases, Federated Hermes enters into derivative instruments for purposes of hedging certain market risks.
Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility, while credit risk is the risk that an issuer of debt securities may default on its obligations. At December 31, 2022, Federated Hermes was exposed to interest-rate risk as a result of investments in debt securities held by certain consolidated investment companies and strategies ($54.9 million) and holding investments in fixed-income Federated Hermes Funds ($35.0 million). At December 31, 2022, management considered a hypothetical 300-basis-point fluctuation in interest rates. Management determined that the impact of such a fluctuation on these investments would not have a material effect on Federated Hermes’ results of operations or financial condition. At December 31, 2022, these investments and additional investments in money market accounts ($281.8 million) exposed Federated Hermes to credit risk. At December 31, 2022, management considered a hypothetical 300-basis-point fluctuation in credit spreads. Management determined that such a fluctuation could impact Federated Hermes’ results of operations and financial condition by approximately $10 million.
Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss. Federated Hermes was exposed to price risk as a result of its $55.4 million investment in equity Federated Hermes Funds and Separate Accounts at December 31, 2022. Federated Hermes’ investment in these products and strategies represents its maximum exposure to loss. At December 31, 2022, management considered a hypothetical 20% fluctuation in fair value and determined that such a fluctuation on these investments could impact Federated Hermes’ results of operations and financial condition by approximately $11 million.
Foreign exchange risk is the risk that an investment’s value will change due to changes in currency exchange rates. As of December 31, 2022, Federated Hermes was exposed to foreign exchange risk as a result of its investments in Federated Hermes Funds holding non-USD securities as well as non-USD operating cash accounts and receivables held by certain foreign operating subsidiaries of Federated Hermes ($49.1 million). Of these investments, cash accounts and receivables held at December 31, 2022, management considered a hypothetical 20% fluctuation in applicable foreign exchange rates and determined that such a fluctuation could impact Federated Hermes’ results of operations and financial condition by approximately $10 million.
Federated Hermes also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency risk when translated into USD upon consolidation. During 2022, FHL entered into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the USD (combined notional amount of £67.3 million as of December 31, 2022). FHL is exposed to foreign currency exchange risk as a result of a portion of its revenue being earned in USD. Management considered a hypothetical 20% fluctuation in the currency exchange rate and determined that such a fluctuation could impact Federated Hermes’ results of operations and financial condition by approximately $11 million.
In addition to market risks attributable to Federated Hermes’ investments, nearly all of Federated Hermes’ revenue is calculated based on AUM. Accordingly, changes in the market value of managed assets have a direct impact on Federated Hermes’ revenue. Declines in the fair values of these assets as a result of changes in the market or other conditions will negatively impact revenue and net income. Assuming the ratio of revenue from managed assets to average AUM for 2022 remained unchanged, a 20% decline in the average AUM would result in a corresponding 20% decline in revenue. Certain expenses, including distribution and compensation and related expenses, may not vary in proportion with changes in the market value of managed assets. As such, the impact on net income from a decline in the market values of managed assets can be greater or less than the percentage decline in the market value of managed assets. For further discussion of managed assets and factors that impact Federated Hermes’ revenue, see Item 1A - Risk Factors and sections included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - General and Asset Highlights.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Federated Hermes, Inc.’s (including its consolidated subsidiaries, Federated Hermes) management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements in this annual report. These consolidated financial statements and notes have been prepared in conformity with U.S. generally accepted accounting principles from accounting records which management believes fairly and accurately reflect Federated Hermes’ operations and financial position. The consolidated financial statements include amounts based on management’s best estimates and judgments considering currently available information and management’s view of current conditions and circumstances.
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
Management assessed the effectiveness of Federated Hermes’ internal control over financial reporting as of December 31, 2022, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2022, Federated Hermes’ internal controls over financial reporting were effective. Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this annual report and has audited the effectiveness of the internal control over financial reporting.
Federated Hermes, Inc.

/s/ J. Christopher Donahue	/s/ Thomas R. Donahue
J. Christopher Donahue	Thomas R. Donahue
President and Chief Executive Officer	Chief Financial Officer

February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Federated Hermes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Federated Hermes, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Valuation of Indefinite-Lived Intangible Asset
Description of the Matter	At December 31, 2022, the Company had $150.4 million of an indefinite-lived intangible asset related to the right to manage public fund assets acquired in connection with the 2018 Federated Hermes Limited (FHL) acquisition (FHL indefinite-lived intangible asset). As described in Note 1(j) to the consolidated financial statements, indefinite-lived intangible assets are tested for impairment at the accounting unit level annually, or when indicators of potential impairment exist, to determine whether it is more likely than not that the accounting unit is impaired. The Company evaluated the FHL indefinite-lived intangible asset at December 31, 2022 in light of increases in market interest rates and a decrease in management’s near term projected cash flows and determined that the carrying value exceeded fair value, and recorded an impairment loss of $31.5 million.

Auditing the Company’s impairment test of the FHL indefinite-lived intangible asset was complex and judgmental due to the significant estimation uncertainty in determining the fair value of this accounting unit. The significant assumptions used to estimate the fair value included the discount rate and certain assumptions that form the basis of the forecasted results, such as projected revenue growth rates and projected pre-tax profit margins. These significant assumptions are forward-looking and could be materially affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment testing process for indefinite-lived intangible assets, including controls over management’s review of the significant assumptions described above.
Our audit procedures to test the estimated fair value of the Company’s FHL indefinite-lived intangible asset included, among others, evaluating management’s significant assumptions described above and testing the completeness and accuracy of the underlying data. With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and significant assumptions. Our procedures included, among others, evaluating the selection of the discount rate by comparing the selected discount rate to the Company’s weighted average cost of capital, testing the objective source information underlying the determination of the discount rate, and comparing management’s discount rate to an independently developed range. We also compared the significant assumptions to current industry, market and economic data, historical results and other relevant information. We evaluated management’s ability to accurately project revenues and pre-tax profit margins by comparing actual results to management’s historical forecasts. Additionally, we performed sensitivity analyses of certain significant assumptions described above to evaluate the changes in the fair value of the FHL indefinite-lived intangible asset that would result from reasonably expected changes in the significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996.
Pittsburgh, Pennsylvania
February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Federated Hermes, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Federated Hermes, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Federated Hermes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 24, 2023

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

December 31,	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$336,782	$233,327
Investments—Consolidated Investment Companies	108,448	105,542
Investments—Affiliates and Other	76,524	87,805
Receivables, net of reserve of $21 and $21, respectively	58,068	65,317
Receivables—Affiliates	35,941	30,956
Prepaid Expenses	27,004	29,322
Other Current Assets	8,264	7,178
Total Current Assets	651,031	559,447
Long-Term Assets
Goodwill	800,417	798,871
Intangible Assets, net	409,157	471,209
Property and Equipment, net	35,743	46,965
Right-of-Use Assets, net	92,860	108,306
Other Long-Term Assets	31,271	33,389
Total Long-Term Assets	1,369,448	1,458,740
Total Assets	$2,020,479	$2,018,187
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$73,901	$64,019
Accrued Compensation and Benefits	149,760	162,203
Lease Liabilities	18,394	17,447
Other Current Liabilities	15,358	27,038
Total Current Liabilities	257,413	270,707
Long-Term Liabilities
Long-Term Debt	347,581	223,350
Long-Term Deferred Tax Liability, net	180,410	205,206
Long-Term Lease Liabilities	86,809	105,270
Other Long-Term Liabilities	40,753	36,435
Total Long-Term Liabilities	655,553	570,261
Total Liabilities	912,966	840,968
Commitments and Contingencies (Note (20))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	61,821	63,202
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders’ Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 99,505,456 and 109,505,456 Shares Issued, respectively	440,953	448,929
Retained Earnings	1,015,589	1,187,001
Treasury Stock, at Cost, 10,229,521 and 16,094,488 Shares Class B Common Stock, respectively	(365,363)	(538,464)
Accumulated Other Comprehensive Income (Loss), net of tax	(45,676)	16,362
Total Permanent Equity	1,045,692	1,114,017
Total Liabilities, Temporary Equity and Permanent Equity	$2,020,479	$2,018,187
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

Years Ended December 31,	2022	2021	2020
Revenue
Investment Advisory Fees, net—Affiliates	$772,993	$656,958	$769,836
Investment Advisory Fees, net—Other	238,638	259,026	241,631
Administrative Service Fees, net—Affiliates	294,557	306,639	318,152
Other Service Fees, net—Affiliates	121,383	61,326	103,862
Other Service Fees, net—Other	18,243	16,498	14,787
Total Revenue	1,445,814	1,300,447	1,448,268
Operating Expenses
Compensation and Related	512,713	532,492	503,400
Distribution	314,554	160,884	318,343
Systems and Communications	77,783	75,429	64,698
Professional Service Fees	57,747	60,331	55,123
Office and Occupancy	43,361	44,573	38,975
Advertising and Promotional	20,931	21,600	15,834
Travel and Related	12,456	5,337	4,566
Intangible Asset Related	44,066	13,823	13,817
Other	25,407	19,706	15,361
Total Operating Expenses	1,109,018	934,175	1,030,117
Operating Income	336,796	366,272	418,151
Nonoperating Income (Expenses)
Investment Income, net	8,973	3,171	4,119
Gain (Loss) on Securities, net	(28,696)	9,532	18,067
Debt Expense	(11,073)	(1,785)	(2,678)
Other, net	222	(900)	8,398
Total Nonoperating Income (Expenses), net	(30,574)	10,018	27,906
Income Before Income Taxes	306,222	376,290	446,057
Income Tax Provision	71,658	103,982	110,035
Net Income Including the Noncontrolling Interests in Subsidiaries	234,564	272,308	336,022
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	(4,932)	2,015	9,658
Net Income	$239,496	$270,293	$326,364
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic	$2.65	$2.77	$3.25
Earnings Per Common Share—Diluted	$2.65	$2.75	$3.23
Cash Dividends Per Share	$1.08	$1.08	$2.08
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

Years Ended December 31,	2022	2021	2020
Net Income Including the Noncontrolling Interests in Subsidiaries	$234,564	$272,308	$336,022

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	(62,038)	1,191	15,420
Temporary Equity
Foreign Currency Translation Gain (Loss)	(2,329)	(7,443)	6,593
Other Comprehensive Income (Loss), net of tax	(64,367)	(6,252)	22,013
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	170,197	266,056	358,035
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interest in Subsidiaries	(7,261)	(5,428)	16,251
Comprehensive Income Attributable to Federated Hermes, Inc.	$177,458	$271,484	$341,784
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Shares
	Class A	Class B	Treasury
Balance at January 1, 2020	9,000	101,130,379	8,375,077
Net Income (Loss)	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	1,141,331	(1,141,331)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	0
Purchase of Treasury Stock	0	(2,940,267)	2,940,267
Balance at December 31, 2020	9,000	99,331,443	10,174,013
Net Income (Loss)	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	1,225,363	(1,225,363)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0
Acquisition of Additional Equity of FHL	0	0	0
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	0
Purchase of Treasury Stock	0	(7,145,838)	7,145,838
Balance at December 31, 2021	9,000	93,410,968	16,094,488
Net Income (Loss)	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	2,321,592	(2,321,592)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0
Acquisition of Additional Equity of FHL	0	0	0
Retirement of Treasury Stock	0	0	(10,000,000)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	0
Purchase of Treasury Stock	0	(6,456,625)	6,456,625
Balance at December 31, 2022	9,000	89,275,935	10,229,521
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Federated Hermes, Inc. Shareholders’ Equity
Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
$392,210	$0	$930,351	$(281,032)	$(249)	$1,041,280	$212,086
0	0	326,364	0	0	326,364	9,658
0	0	0	0	15,420	15,420	6,593
0	0	0	0	0	0	20,985
0	0	0	0	0	0	(3,424)
26,648	0	(22,751)	24,206	0	28,103	8,786
0	0	(207,744)	0	0	(207,744)	0
0	0	0	0	0	0	(16,218)
0	0	1,479	0	0	1,479	(1,479)
0	0	0	(67,905)	0	(67,905)	0
$418,858	$0	$1,027,699	$(324,731)	$15,171	$1,136,997	$236,987
0	0	270,293	0	0	270,293	2,015
0	0	0	0	1,191	1,191	(7,443)
0	0	0	0	0	0	998,965
0	0	0	0	0	0	(985,248)
30,260	0	(24,518)	25,995	0	31,737	9,410
0	0	(105,729)	0	0	(105,729)	0
0	0	0	0	0	0	(4,926)
0	0	0	0	0	0	(167,302)
0	0	19,256	0	0	19,256	(19,256)
0	0	0	(239,728)	0	(239,728)	0
$449,118	$0	$1,187,001	$(538,464)	$16,362	$1,114,017	$63,202
0	0	239,496	0	0	239,496	(4,932)
0	0	0	0	(62,038)	(62,038)	(2,329)
0	0	0	0	0	0	55,171
0	0	0	0	0	0	(435)
34,724	(46)	(31,181)	32,652	0	36,149	707
0	0	(97,842)	0	0	(97,842)	0
0	0	0	0	0	0	(25,979)
0	3,518	0	34,049	0	37,567	(37,805)
(42,700)	(3,472)	(267,664)	313,836	0	0	0
0	0	(14,221)	0	0	(14,221)	14,221
0	0	0	(207,436)	0	(207,436)	0
$441,142	$0	$1,015,589	$(365,363)	$(45,676)	$1,045,692	$61,821

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

Years Ended December 31,	2022	2021	2020
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$234,564	$272,308	$336,022
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Other Amortization	28,085	30,010	29,932
Share-Based Compensation Expense	34,798	30,294	26,669
Subsidiary Share-Based Compensation Expense	707	9,411	8,786
(Gain) Loss on Disposal of Assets	4,844	(6,964)	1,382
Provision (Benefit) for Deferred Income Taxes	(18,718)	19,033	18,169
Impairment of Intangible Asset	31,520	0	0
Net Unrealized (Gain) Loss on Investments	24,383	(1,965)	(19,403)
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(20,170)	(179,419)	(12,978)
Consolidation/(Deconsolidation) of Investment Companies	(20)	10,379	(3,051)
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	(4,367)	6,662	11,654
(Increase) Decrease in Prepaid Expenses and Other Assets	18,582	10,275	(33,588)
Increase (Decrease) in Accounts Payable and Accrued Expenses	4,669	(6,365)	695
Increase (Decrease) in Other Liabilities	(14,929)	(23,276)	8,952
Net Cash Provided (Used) by Operating Activities	323,948	170,383	373,241
Investing Activities
Purchases of Investments—Affiliates and Other	(22,644)	(9,429)	(25,513)
Cash Paid for Business Acquisitions, net of Cash Acquired	(28,111)	0	2,697
Cash Paid for Asset Acquisitions	0	(5,324)	0
Proceeds from Redemptions of Investments—Affiliates and Other	22,770	35,990	11,493
Cash Paid for Property and Equipment	(4,372)	(10,421)	(13,500)
Net Cash Provided (Used) by Investing Activities	(32,357)	10,816	(24,823)
Financing Activities
Dividends Paid	(97,915)	(105,764)	(207,765)
Purchases of Treasury Stock	(218,141)	(228,349)	(66,759)
Distributions to Noncontrolling Interests in Subsidiaries	(25,979)	(4,926)	(16,218)
Contributions from Noncontrolling Interests in Subsidiaries	55,171	107,635	20,985
Payments to Acquire Additional Equity in FHL	0	(165,886)	0
Proceeds from New Borrowings	488,300	295,650	100,000
Payments on Debt	(361,650)	(147,300)	(125,000)
Other Financing Activities	(8,299)	(532)	(379)
Net Cash Provided (Used) by Financing Activities	(168,513)	(249,472)	(295,136)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(20,174)	(2,311)	5,842
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	102,904	(70,584)	59,124
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	238,051	308,635	249,511
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	340,955	238,051	308,635
Less: Restricted Cash Recorded in Other Current Assets	3,773	4,419	6,455
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	400	305	361
Cash and Cash Equivalents	$336,782	$233,327	$301,819
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$85,579	$91,925	$98,730
Interest	$7,184	$1,133	$2,393
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2022, 2021 and 2020)
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
The majority of Federated Hermes’ revenue is derived from investment advisory services provided to the Federated Hermes Funds and Separate Accounts through various subsidiaries pursuant to investment advisory contracts. These advisory subsidiaries are registered as investment advisors under the Advisers Act or operate in similar capacities under applicable jurisdictional law.
U.S.-domiciled Federated Hermes Funds are generally distributed by a wholly-owned subsidiary registered as a broker/dealer under the 1934 Act and under applicable state laws. Non-U.S.-domiciled Federated Hermes Funds are generally distributed by subsidiaries and third-party distribution firms which are registered under applicable jurisdictional law. Federated Hermes’ investment products are distributed within the U.S. financial intermediary, U.S. institutional and international markets.
(b) Basis of Presentation
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates, and such differences could be material to the Consolidated Financial Statements.
(c) Reclassification of Prior Period Financial Statements
Certain items previously reported have been reclassified to conform to the current year’s presentation.
(d) Revenue Recognition
All of Federated Hermes’ revenue is earned from contracts with customers, which are generally terminable upon no more than 60 days’ notice. Revenue is measured as the consideration to which Federated Hermes expects to be entitled in exchange for providing its services. This amount could be reduced by Fee Waivers. See Note (5) for information about current period Fee Waivers.
Revenue from providing investment advisory, administrative and the majority of other services is recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to customers. For these revenue streams, control is transferred over time as the customer simultaneously consumes the benefit of the service as it is provided. Federated Hermes utilizes a time-based measure of progress for which each day is a distinct service period over the life of the contract. Investment advisory, administrative and certain other service fees are generally calculated as a percentage of average net assets of the investment portfolios managed by Federated Hermes. Based on the nature of the calculation, the revenue for these services is accounted for as variable consideration, and is subject to factors outside of Federated Hermes’ control, including investor activity and market volatility, and is recognized as these uncertainties are resolved. Certain other service fees are earned on fixed-rate contracts which are recorded over the life of the contract as services are performed. See Note (3) for information about expected future revenue.
For certain revenue, primarily related to distribution and performance fees, including carried interest, Federated Hermes may recognize revenue in the current period that pertains to performance obligations satisfied in prior periods, as it represents variable consideration and is recognized as uncertainties are resolved. For the distribution performance obligation, control is transferred to the customer at the point in time of investor subscription and/or redemption. Measurement of distribution revenue is based on contractual fee rates and the fair value of AUM over the time period the investor remains in the fund. The revenue for these services is accounted for as variable consideration, and is subject to factors outside of Federated Hermes’ control, including investor activity and preferences, and market volatility, and is recognized as these uncertainties are resolved.

Performance fees, including carried interest, are received from certain Federated Hermes Funds and Separate Accounts and are dependent upon meeting certain performance hurdles which typically arise from investment management services that began in prior periods. Because each fee arrangement is unique, contracts are evaluated on an individual basis for each reporting period. Performance fees are forms of variable consideration which are recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which involves significant judgement. Potential constraints impacting the amount of variable consideration recognized include factors outside of management’s influence, such as market conditions, and situations where the contract has a large number and broad range of possible amounts and, in the case of carried interest, certain clawback provisions which may require the return of previously-received carried interest based on future fund performance. Federated Hermes records a contract liability for deferred carried interest to the extent it receives cash prior to meeting the revenue recognition criteria.
The fair value of AUM managed by Federated Hermes is primarily determined using quoted market prices, independent third-party pricing services and broker/dealer price quotes or the NAV Practical Expedient. In limited circumstances, a quotation or price determination is not readily available from an independent pricing source. In these cases, pricing is determined by management based on a prescribed valuation process that has been approved by the directors/trustees of the Federated Hermes Funds. For the periods presented, an immaterial amount of AUM was priced in this manner. For Separate Accounts that are not registered investment companies under the 1940 Act, the fair value of portfolio investments is primarily determined as specified in applicable customer agreements, including in agreements between the customer and the customer’s third-party custodian. For Separate Accounts that are registered investment companies under the 1940 Act (e.g., sub-advised mutual funds), the fair value of portfolio investments is determined based on a prescribed valuation process approved by the board of directors/trustees of the sub-advised fund.
Federated Hermes has contractual arrangements with third parties to provide certain fund-related services. Management considers whether Federated Hermes is acting as the principal service provider or as an agent to determine whether its revenue should be recorded based on the gross amount received from the funds or net of Federated Hermes’ payments to third-party service providers. Federated Hermes is considered a principal service provider if it controls the service that is transferred to the customer. Alternatively, it would be considered an agent when it does not control the service, but rather arranges for the service to be provided by another party. Generally, the less the customer is directly involved with or participates in making decisions regarding the ultimate third-party service provider, the more supportive the facts are that Federated Hermes is acting as the principal in these transactions and should therefore report revenues on a gross basis. All of Federated Hermes’ revenue is recorded gross of payments made to third parties.
Management judgments are used when reviewing newly-created contracts and/or materially-modified contracts to determine whether: (1) Federated Hermes is the principal or agent; (2) a contract has multiple performance obligations when Federated Hermes is paid a single fee; and (3) two or more contracts should be combined. A change in the conclusion of whether Federated Hermes is the principal or agent would result in a change in the revenue being recorded gross or net of payments made to third parties. Different conclusions for the remaining two judgments could change the line items to which revenue is being recorded.
(e) Principles of Consolidation
Federated Hermes performs an analysis for each Federated Hermes Fund or other entity in which Federated Hermes holds a financial interest to determine if it is a VIE or VRE. Factors considered in this analysis include, but are not limited to, whether (1) it is a legal entity, (2) a scope exception applies, (3) a variable interest exists and (4) shareholders have the power to direct the activities that most significantly impact the economic performance, as well as the equity ownership, and any related party or de facto agent implications of Federated Hermes’ involvement with the entity. Entities that are determined to be VIEs are consolidated if Federated Hermes is deemed to be the primary beneficiary. Entities that are determined to be VREs are generally consolidated if Federated Hermes holds the majority voting interest. Federated Hermes’ conclusion to consolidate a Federated Hermes Fund could vary from period to period, most commonly as a result of changes in its percentage of ownership interest in the entity. All intercompany accounts and transactions have been eliminated.
Consolidation of Variable Interest Entities
Federated Hermes has a controlling financial interest in a VIE and is, therefore, deemed to be the primary beneficiary of a VIE if it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Financial information for certain entities, whose primary purpose is to collect and distribute carried interest paid by foreign private equity and infrastructure funds, is not available timely and is therefore consolidated on a one quarter lag, adjusted for any known material carried interest revenue and compensation transactions occurring through the balance sheet date.
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
(g) Investments
Federated Hermes’ investments are categorized as Investments—Consolidated Investment Companies or Investments—Affiliates and Other on the Consolidated Balance Sheets. Investments—Consolidated Investment Companies represent securities held by Federated Hermes as a result of consolidating certain Federated Hermes Funds. Investments—Affiliates and Other represent Federated Hermes’ investments in fluctuating-value Federated Hermes Funds and investments held in Separate Accounts for which Federated Hermes owns the underlying debt and equity securities. All investments are carried at fair value with unrealized gains or losses on these securities recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income. Realized gains and losses on these securities are computed on a specific-identification basis and recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income.
The fair value of Federated Hermes’ investments is generally based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is generally based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. In the absence of observable market data inputs and/or value drivers, internally generated valuation techniques can be utilized in which one or more significant inputs or significant value drivers are unobservable in the market place. See Note (7) for additional information regarding the fair value of investments held as of December 31, 2022 and 2021.
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
A transaction that meets the definition of a business is accounted for as a business combination under the acquisition method of accounting. The consideration transferred to the seller in a business combination is measured at fair value and calculated as the sum of the acquisition date fair values of the assets transferred by Federated Hermes, the liabilities incurred by Federated Hermes from the seller and any equity interests issued by Federated Hermes. Direct transaction costs are expensed as incurred in a business combination. Results of operations of an acquired business are included in Federated Hermes’ results from the date of acquisition.
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
For both asset acquisitions and business combinations, the significant assumptions used in the valuation of the intangible assets acquired typically include: (1) the asset’s estimated useful life; (2) projected AUM; (3) projected revenue growth rates; (4) projected pre-tax profit margins; (5) tax rates; (6) discount rates; and (7) in the case of a trade name valuation, a royalty rate.
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
Federated Hermes tests goodwill for impairment at least annually on June 30 or when indicators of potential impairment exist. Goodwill is evaluated at the reporting unit level. Federated Hermes has determined that it has a single reporting unit consistent with its single operating segment based on the management of Federated Hermes’ operations as a single business: investment management. Federated Hermes uses a qualitative approach to test for potential impairment of goodwill. If, after considering various factors, management determines that it is more likely than not that goodwill is impaired, a quantitative goodwill impairment test is performed which compares the fair value of its reporting unit, including consideration of Federated Hermes’ market capitalization, with its carrying amount. If the carrying amount of its reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit.
Federated Hermes has determined that certain acquired assets, primarily certain rights to manage fund assets and trade names, have indefinite useful lives. In reaching this conclusion, management considered the acquired assets’ legal, regulatory and agreed-upon provisions, the highest and best use of the asset, the level of cost and effort required in agreed-upon renewals, and the effects of obsolescence, demand, competition and other economic factors that could impact the assets’ fair value. The fair value of the rights to manage fund assets is determined using the excess earnings method, under the income approach. The fair value of the trade name is determined using the relief from royalty method, under the income approach. Federated Hermes has identified three units of accounting for purposes of indefinite-lived intangible impairment testing. The determination to group indefinite-lived intangible assets into three units of accounting is not a one-time evaluation. Rather, it is subject to reconsideration and can change depending on the facts and circumstances. On a quarterly basis, indefinite-lived intangible assets are reviewed for potential changes in useful life. In addition, an annual impairment test is performed at the accounting unit level, or when indicators of a potential impairment exist. Management may use a qualitative or quantitative approach which requires the weighting of positive and negative evidence collected through the consideration of various factors to determine whether it is more likely than not that an indefinite-lived intangible asset or asset group is impaired. In 2022, management used a quantitative approach for two units of account and a qualitative approach for the remaining unit of account. Management considers macroeconomic and entity-specific factors, including the asset’s estimated useful life, projected AUM, projected revenue growth rates, projected pre-tax profit margins, tax rates, discount rates and, in the case of a trade name valuation, a royalty rate. If Federated Hermes’ carrying amount of its accounting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying value over the fair value.
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
(k) Property and Equipment
Property and equipment are initially recorded at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 1 to 15 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or their respective lease terms. Depreciation and amortization expense is recorded in Operating Expenses - Office and Occupancy on the Consolidated Statements of Income. As property and equipment are taken out of service, the cost and related accumulated depreciation and amortization are removed. The write-off of any residual net book value is reflected as a loss in Operating Expenses – Other on the Consolidated Statements of Income.
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
Management judgments are used when reviewing new and/or materially-modified contracts to determine (1) whether the contract is, or contains, a lease, and (2) the IBR. Management was unable to determine the rates implicit in Federated Hermes’ leases based on the information available at the commencement date, therefore, management calculated an IBR for each lease.

In order to calculate the IBR, management began with readily observable unsecured rates, and adjusted for the following assumptions: (1) collateralization, (2) remaining lease term and (3) the type of ROU asset.
(n) Loss Contingencies
Federated Hermes accrues for estimated costs, including legal costs related to existing lawsuits, claims and proceedings, if any, when it is probable that a loss has been incurred and the costs can be reasonably estimated. Accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a lawsuit, claim or proceeding and management’s estimate. These differences could have a material impact on Federated Hermes’ results of operations, financial position and/or cash flows. Recoveries of losses are recognized on the Consolidated Statements of Income when receipt is deemed probable, or when final approval is received by the insurance carrier.
(o) Noncontrolling Interests
To the extent Federated Hermes’ interest in a consolidated entity represents less than 100% of the entity’s equity, Federated Hermes recognizes noncontrolling interests in subsidiaries. These noncontrolling interests are deemed to represent temporary equity and are classified as Redeemable Noncontrolling Interests in Subsidiaries in the mezzanine section of the Consolidated Balance Sheets.
In the case of consolidated investment companies, the noncontrolling interests represent equity which is redeemable or convertible for cash at the option of the equity holder.
In the case of FHL, prior to the 2022 Acquisition of FHL Noncontrolling Interests (see Note (2) for additional information), the noncontrolling interests primarily represented equity which was subject to put and call rights under a long-term incentive plan and award agreements with current and former employees, redeemable at the option of either the noncontrolling party or Federated Hermes at future predetermined dates, and therefore, not entirely within Federated Hermes’ control. The subsidiary’s net income or loss and related dividends were allocated to Federated Hermes and the noncontrolling interest holder based on their relative ownership percentages. The noncontrolling interests carrying value was adjusted on a quarterly basis to the higher of the carrying value or redemption value (fair value), as of the balance sheet date, through a corresponding adjustment to retained earnings. Management previously used an independent valuation expert to assist in estimating the redemption value (fair value) using three methodologies: (1) the discounted cash flow methodology under the income approach; (2) the guideline public company methodology under the market approach and (3) the guideline public transaction methodology under the market approach. The estimated redemption value was derived from equally weighting the result of each of the three methodologies. The estimation of the redemption value included significant assumptions concerning: (1) projected AUM; (2) projected revenue growth rates; (3) projected pre-tax profit margins; (4) tax rates and (5) discount rates.
(p) Treasury Stock
Federated Hermes accounts for acquisitions of treasury stock at cost and reports total treasury stock held as a deduction from Federated Hermes, Inc. Shareholders’ Equity on the Consolidated Balance Sheets. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a specific-identification basis. Additional Paid-in Capital from Treasury Stock Transactions is increased as Federated Hermes reissues treasury stock for more than the cost of the shares. Conversely, if Federated Hermes issues treasury stock for less than its cost, first Additional Paid-in Capital from Treasury Stock Transactions is reduced to zero with any further required reductions recorded to Retained Earnings on the Consolidated Balance Sheets.
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
(s) Share-Based Compensation
Federated Hermes issues shares for share-based awards from treasury stock. Federated Hermes recognizes compensation costs based on grant-date fair value for all share-based awards. For restricted stock awards, the grant-date fair value of the award is calculated as the difference between the closing fair value of Federated Hermes’ Class B common stock on the date of grant and the purchase price paid by the employee, if any. Federated Hermes’ awards are generally subject to graded vesting schedules. Compensation and Related expense is generally recognized on a straight-line basis over the requisite service period of the award and is adjusted for actual forfeitures as they occur. For awards with provisions that allow for accelerated vesting upon retirement, Federated Hermes recognizes expense over the shorter of the vesting period or the period between grant date and the date on which the employee meets the minimum required age for retirement. Compensation and Related expense also includes dividends paid on forfeited awards. Excess tax benefits and deficiencies (including tax benefits from dividends paid on unvested restricted stock awards) are recognized in the Income Tax Provision in the Consolidated Statements of Income.
Effective July 2, 2018, Federated Hermes established a non-public subsidiary share-based compensation plan for certain employees of FHL. The subsidiary granted equity awards in the form of restricted nonpublic subsidiary stock to certain members of the subsidiary’s management and other key employees. The grant date fair value of the awards was recognized as Compensation and Related expense in the Consolidated Statements of Income on a straight-line basis over the requisite service period of the awards and was adjusted for actual forfeitures as they occurred, with a corresponding adjustment to Redeemable Noncontrolling Interests in Subsidiaries in the Consolidated Balance Sheets. On March 14, 2022, Federated Hermes completed the 2022 Acquisition of FHL Noncontrolling Interests resulting in the acquisition of the remaining shares of FHL. See Note (2) and Note (13) for additional information.
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
(v) Earnings Per Share
Basic and diluted earnings per share are calculated under the two-class method. Pursuant to the two-class method, unvested restricted shares of Federated Hermes’ Class B common stock with nonforfeitable rights to dividends are considered participating securities and are required to be considered in the computation of earnings per share. These unvested restricted shares, as well as the related dividends paid and their proportionate share of undistributed earnings, if any, are excluded from the computation of basic earnings per share, except for circumstances where shares vest upon retirement and the employee has reached retirement age. In addition to the amounts excluded from the basic earnings per share calculation, prior to the 2022 Acquisition of FHL Noncontrolling Interests (see Note (2) for additional information), net income available to unvested shareholders of a nonpublic consolidated subsidiary was excluded from the computation of diluted earnings per share.

(w) Business Segments
Business or operating segments are defined as a component of an enterprise that engages in activities from which it could earn revenue and incur expenses for which discrete financial information is available and is regularly evaluated by Federated Hermes’ CEO, who is the chief operating decision maker, in deciding how to allocate resources and assess performance. Federated Hermes operates in one operating segment, the investment management business, which is primarily conducted within the U.S. Federated Hermes’ CEO utilizes a consolidated approach to assess performance and allocate resources.
(2) Business Combination and Equity Acquisition
CWH Acquisition
Effective October 1, 2022, Federated Hermes completed the acquisition of substantially all of the assets of C.W. Henderson and Associates, Inc. (CWH), a Chicago-based registered investment advisor specializing in the management of tax-exempt municipal securities (CWH Acquisition). This acquisition will enhance Federated Hermes’ existing separately managed accounts business. The CWH Acquisition included an upfront cash payment of $28.1 million. The purchase agreement also provides for a series of contingent purchase price payments, which can total as much as $17.6 million in the aggregate and can become payable annually over the next five years based on certain levels of net revenue growth.
Federated Hermes has performed a valuation of the fair value of the CWH Acquisition. Due to the timing of the acquisition and status of the valuation work, the purchase price allocation for assets acquired (excluding the Right-of-Use Asset) and liabilities assumed (excluding the Lease Liability) is preliminary. Provisional amounts will be finalized as new information is obtained about facts and circumstances that existed as of October 1, 2022. Although preliminary results of the valuation are reflected in the Consolidated Financial Statements as of December 31, 2022, the final purchase price allocation may reflect adjustments to this preliminary valuation and such adjustments may be material. The following table summarizes the preliminary purchase price allocation determined as of the purchase date:

(in millions)
Right-of-Use Asset	$0.8
Intangible Assets[1]	15.4
Goodwill[2]	16.4
Less: Lease Liability Assumed	0.8
Less: Fair Value of Contingent Consideration	3.7
Total Upfront Purchase Price Consideration	$28.1
1    Includes $14.8 million for customer relationships with an estimated useful life of 12 years and $0.6 million for a trade name with an estimated useful life of five years, all of which are recorded in Intangibles Assets, net on the Consolidated Balance Sheets.
2    The goodwill recognized is attributable to enhanced revenue and AUM growth opportunities from future investors and the assembled workforce of CWH and is deductible for tax purposes.
2022 Acquisition of FHL Noncontrolling Interests
On March 14, 2022, Federated Hermes completed the 2022 Acquisition of FHL Noncontrolling Interests resulting in the acquisition of the remaining approximately 10% noncontrolling interests in FHL from a trustee of a non-U.S. domiciled employee benefit trust established for the benefit of certain members of FHL’s management, a non-U.S. resident former FHL employee and other non-U.S. resident key FHL employees under a long-term incentive plan established in connection with the 2018 acquisition of FHL. As a result of the 2022 Acquisition of FHL Noncontrolling Interests, FHL became an indirect, wholly-owned subsidiary of Federated Hermes.
The 2022 Acquisition of FHL Noncontrolling Interests was transacted in shares whereby Federated Hermes issued awards of restricted Class B common stock under Federated Hermes Stock Incentive Plan and Federated Hermes UK Sub-Plan, as amended, and treasury Class B common stock, in exchange for the beneficial interests in shares of FHL. The FHL shares were exchanged at fair value for Federated Hermes shares valued at £36.4 million or $47.5 million, which was based on a third-party valuation of FHL. See Note (13) for additional information regarding the share exchange.

(3) Revenue from Contracts with Customers
The following table presents Federated Hermes’ revenue disaggregated by asset class:

(in thousands)	2022	2021	2020
Money market	575,261	239,318	570,815
Equity	526,957	677,917	551,028
Fixed-income	206,794	237,702	193,649
Other[1]	136,802	145,510	132,776
Total Revenue	$1,445,814	$1,300,447	$1,448,268
1    Primarily includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), multi-asset and stewardship services revenue.
The following table presents Federated Hermes’ revenue disaggregated by performance obligation:

(in thousands)	2022	2021	2020
Asset Management[1]	$1,011,631	$915,984	$1,011,467
Administrative Services	294,557	306,639	318,152
Distribution[2]	112,356	49,600	92,922
Other[3]	27,270	28,224	25,727
Total Revenue	$1,445,814	$1,300,447	$1,448,268
1    The performance obligation can include administrative, distribution and other services recorded as a single asset management fee under Topic 606, as it is part of a unitary fee arrangement with a single performance obligation.
2    The performance obligation is satisfied at a point in time. A portion of this revenue relates to a performance obligation that has been satisfied in a prior period.
3    Primarily includes shareholder service fees and stewardship services revenue.
The following table presents Federated Hermes’ revenue disaggregated by product type:

(in thousands)	2022	2021	2020
Federated Hermes Funds	$1,188,933	$1,024,922	$1,191,851
Separate Accounts	238,638	259,026	241,631
Other[1]	18,243	16,499	14,786
Total Revenue	$1,445,814	$1,300,447	$1,448,268
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at December 31, 2022. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to twelve months. Based on existing contracts and the applicable foreign exchange rates as of December 31, 2022, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
2023	$9,566
2024	3,258
2025	1,131
2026 and Thereafter	307
Total Remaining Unsatisfied Performance Obligations	$14,262

(4) Concentration Risk
The following information summarizes Federated Hermes’ revenue concentrations. See additional information on the risks related to such concentrations in Item 1A - Risk Factors (unaudited).
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes’ significant revenue concentration by asset class over the last three years:

	2022	2021	2020
Money Market Assets	40%	19%	40%
Equity Assets	36%	52%	38%
Fixed-Income Assets	14%	18%	13%
The change in the relative proportion of Federated Hermes’ revenue attributable to equity and fixed-income assets in 2022, as compared to 2021, was primarily the result of an increase in money market revenue due to a decrease in Voluntary Yield-related Fee Waivers. See section below entitled Low Short-Term Interest Rates.
The change in the relative proportion of Federated Hermes’ revenue attributable to money market assets in 2021, as compared to the same period in 2020, was primarily the result of decreased money market revenue primarily due to an increase in Voluntary Yield-related Fee Waivers and higher average equity and fixed-income assets in 2021.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the Pandemic, the FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds was not sufficient to cover all of the fund’s operating expenses. Beginning in the first quarter 2020, Federated Hermes had implemented Voluntary Yield-related Fee Waivers. These waivers were partially offset by related reductions in distribution expense as a result of Federated Hermes’ mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. In response to global economic activity and elevated inflation levels, the FOMC raised the federal funds target rate multiple times in 2022 and in February 2023. The range is currently 4.50% - 4.75% as of the February 1, 2023 FOMC meeting. These rate increases eliminated the net negative pre-tax impact of the Voluntary Yield-related Fee Waivers in the second half of 2022.
For the year ended December 31, 2022, Voluntary Yield-related Fee Waivers totaled $85.3 million. These fee waivers were partially offset by related reductions in distribution expenses of $66.5 million, such that the net negative pre-tax impact to Federated Hermes was $18.8 million. For the year ended December 31, 2021, Voluntary Yield-related Fee Waivers totaled $420.3 million. These fee waivers were partially offset by related reductions in distribution expenses of $277.1 million, such that the net negative pre-tax impact to Federated Hermes was $143.2 million.
(b) Revenue Concentration by Investment Fund Strategy
The following table presents Federated Hermes’ revenue concentration by investment fund strategy over the last three years:

	2022	2021	2020
Federated Government Obligations Fund	12%	5%	13%
Federated Strategic Value Dividend strategy	10%	9%	8%
Federated Hermes Kaufmann Fund and Federated Hermes Kaufmann Fund II	7%	11%	9%
A significant and prolonged decline in the AUM in these funds could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds.
(c) Revenue Concentration by Intermediary
Approximately 11%, 3% and 7% of Federated Hermes’ total revenue for 2022, 2021 and 2020, respectively, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. The increase in 2022 was primarily due to a decrease in Voluntary Yield-related Fee Waivers. Significant negative changes in

Federated Hermes’ relationship with this intermediary could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
(5) Consolidation
The Consolidated Financial Statements include the accounts of Federated Hermes, certain Federated Hermes Funds and other entities in which Federated Hermes holds a controlling financial interest. Federated Hermes is involved with various entities in the normal course of business that could be deemed to be VREs or VIEs. From time to time, Federated Hermes invests in Federated Hermes Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated Hermes’ investment in, and/or receivables from, these Federated Hermes Funds represents its maximum exposure to loss. The assets of each consolidated Federated Hermes Fund are restricted for use by that Federated Hermes Fund. Generally, neither creditors of, nor equity investors in, the Federated Hermes Funds have any recourse to Federated Hermes’ general credit. Given that the entities consolidated by Federated Hermes generally follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in the recognition of gains or losses for Federated Hermes.
In the ordinary course of business, Federated Hermes could implement fee waivers, rebates or expense reimbursements for various Federated Hermes Funds for competitive reasons (such as Voluntary Yield-related Fee Waivers or to maintain certain fund expense ratios/yields), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the years ended December 31, 2022, 2021 and 2020, Fee Waivers totaled $563.2 million, $917.9 million and $675.3 million, respectively, of which $440.7 million, $775.6 million and $537.8 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business could make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of money market Federated Hermes Funds. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund’s NAV, increase the market-based NAV per share of the fund’s portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and SEC guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the years ended December 31, 2022 or 2020 and no material contributions for the year ended December 31, 2021.
In accordance with Federated Hermes’ consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of December 31, 2022 and 2021.
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

(b) Consolidated Variable Interest Entities
As of December 31, 2022 and 2021, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes’ net interest in the consolidated VIEs at December 31:

(in millions)	2022	2021
Cash and Cash Equivalents	$8.0	$3.0
Investments—Consolidated Investment Companies	50.1	35.9
Other Assets	0.7	0.1
Other Long-Term Assets	13.4	13.8
Less: Liabilities	5.7	1.4
Less: Accumulated Other Comprehensive Income (Loss), net of tax	1.2	0.0
Less: Redeemable Noncontrolling Interests in Subsidiaries	49.5	33.3
Federated Hermes’ Net Interest in VIEs	$15.8	$18.1
Federated Hermes’ net interest in the consolidated VIEs represents the value of Federated Hermes’ economic ownership interest in those VIEs.
During the year ended December 31, 2022, there was one new consolidation of a VIE when Federated Hermes’ ownership increased due to redemptions from third-party investors. There was no material impact to the Consolidated Statements of Income as a result of this consolidation. There were no new deconsolidations of VIEs during the year ended December 31, 2022.
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
At December 31, 2022 and 2021, Federated Hermes’ maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $101.7 million and $170.6 million, respectively, (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $5.4 billion and $8.0 billion at December 31, 2022 and 2021, respectively. Of the Receivables—Affiliates at December 31, 2022 and 2021, $0.7 million for each period related to non-consolidated VIEs and represented Federated Hermes’ maximum risk of loss from non-consolidated VIE receivables.
(6) Investments
At December 31, 2022 and 2021, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $67.0 million and $77.6 million, respectively, primarily in mutual funds which represent equity investments for Federated Hermes, and held investments in Separate Accounts of $9.5 million and $10.2 million at December 31, 2022 and 2021, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes’ investments held in Separate Accounts as of December 31, 2022 and 2021, were primarily composed of domestic debt securities ($4.6 million and $5.2 million, respectively) and stocks of large domestic and foreign companies ($3.4 million for both periods).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (5)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes’ Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of December 31, 2022 and 2021, were primarily composed of domestic and foreign debt securities ($57.8 million and $65.2 million, respectively), stocks of large domestic and foreign companies ($45.3 million and $28.5 million, respectively) and stocks of small and mid-sized domestic and foreign companies ($3.3 million and $7.4 million, respectively).

The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes’ investments:

(in thousands)	2022	2021	2020
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$(7,896)	$642	$13,862
Net Realized Gains (Losses)[1]	(7,333)	1,609	(1,352)
Net Gains (Losses) on Investments—Consolidated Investment Companies	(15,229)	2,251	12,510
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	(16,487)	1,323	5,541
Net Realized Gains (Losses)[1]	3,020	5,958	16
Net Gains (Losses) on Investments—Affiliates and Other	(13,467)	7,281	5,557
Gain (Loss) on Securities, net	$(28,696)	$9,532	$18,067
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
Level 1 – Quoted prices for identical instruments in active markets. Level 1 assets can include equity and debt securities that are traded in an active exchange market, including shares of mutual funds.
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities can include debt and equity securities, purchased loans and over-the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable market data inputs.
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable in active markets.
NAV Practical Expedient – Investments that calculate NAV per share (or its equivalent) as a practical expedient. These investments have been excluded from the fair value hierarchy.

(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes’ financial assets and liabilities measured at fair value on a recurring basis at December 31:

(in thousands)	Level 1	Level 2	Level 3	Total
2022
Financial Assets
Cash and Cash Equivalents	$336,782	$0	$0	$336,782
Investments—Consolidated Investment Companies	49,119	59,329	0	108,448
Investments—Affiliates and Other	71,369	5,130	25	76,524
Other[1]	6,538	469	0	7,007
Total Financial Assets	$463,808	$64,928	$25	$528,761

Total Financial Liabilities[2]	$27	$4	$8,439	$8,470

2021
Financial Assets
Cash and Cash Equivalents	$233,327	$0	$0	$233,327
Investments—Consolidated Investment Companies	38,799	66,743	0	105,542
Investments—Affiliates and Other	82,594	5,165	46	87,805
Other[1]	7,105	0	0	7,105
Total Financial Assets	$361,825	$71,908	$46	$433,779

Total Financial Liabilities[2]	$0	$1,644	$11,652	$13,296
1    Amounts primarily consist of restricted cash and security deposits.
2    Amounts primarily consist of acquisition-related future contingent consideration liabilities as of December 31, 2022 and acquisition-related future contingent consideration liabilities and a derivative liability as of December 31, 2021.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at December 31, 2022 or 2021.
Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $289.8 million and $183.4 million at December 31, 2022 and 2021, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
Investments—Consolidated Investment Companies
Investments—Consolidated Investment Companies represent securities held by consolidated Federated Hermes Funds. For publicly traded securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. The fair values of certain securities held by consolidated Federated Hermes Funds, which are determined by third-party pricing services and utilize observable market inputs of comparable investments, are classified within Level 2 of the valuation hierarchy.
Investments—Affiliates and Other
Investments—Affiliates and Other primarily represent investments in fluctuating-value Federated Hermes Funds, as well as investments held in Separate Accounts. For investments in fluctuating-value Federated Hermes Funds that are publicly available, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For publicly traded securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. The fair values of certain securities, which are determined by third-party pricing services and utilize observable market inputs of comparable investments, are classified within Level 2 of the valuation hierarchy.

Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes could be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of December 31, 2022, acquisition-related future consideration liabilities of $8.4 million were primarily related to the CWH Acquisition and business combinations made in 2020 and were recorded in Other Current Liabilities ($1.7 million) and Other Long-Term Liabilities ($6.7 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes’ liability for future consideration payments related to these business combinations/asset acquisitions:

(in thousands)
Balance at December 31, 2021	$11,652
Acquisitions	3,743
Changes in Fair Value	142
Contingent Consideration Payments	(7,098)
Balance at December 31, 2022	$8,439
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of December 31, 2022 and December 31, 2021, these investments totaled $18.3 million and $17.5 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2022.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes’ debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value, net of unamortized issuance costs in the amount of $2.4 million.
(8) Derivatives
FHL, a British Pound Sterling-denominated subsidiary of Federated Hermes, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the USD. None of these forwards have been designated as hedging instruments for accounting purposes. As of December 31, 2022, FHL held foreign currency forwards with a combined notional amount of £67.3 million and expiration dates ranging from March 2023 through September 2023. Federated Hermes recorded $0.5 million in Other Current Assets on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2022.
As of December 31, 2021, FHL held foreign currency forward derivative instruments with a combined notional amount of £69.6 million and expiration dates ranging from March 2022 through September 2022. Federated Hermes recorded $1.6 million in Other Current Liabilities on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2021.
For the years ended December 31, 2022 and 2021 Federated Hermes recorded a $15.4 million realized loss and $4.5 million realized gain, respectively, to Operating Expenses - Other on the Consolidated Statements of Income for foreign currency forward transactions.

(9) Intangible Assets
(a) Indefinite-lived intangible assets
Indefinite-lived intangible assets are recorded in Intangible Assets, net on the Consolidated Balance Sheets and include rights to manage fund assets ($295.6 million and $347.8 million at December 31, 2022 and 2021, respectively) and trade names ($47.6 million and $53.1 million at December 31, 2022 and 2021, respectively). The decrease in indefinite-lived intangible assets at December 31, 2022 as compared to December 31, 2021 is primarily due to a $31.5 million non-cash impairment of an intangible asset and a $27.2 million decrease in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations.
The uncertainty caused by the Pandemic resulted in management determining that an indicator of potential impairment existed beginning in the first quarter 2020 for the FHL right to manage public fund assets acquired in connection with the 2018 FHL acquisition. Management used an income-based approach to valuation, the discounted cash flow method, in valuing the asset. As a result of continued increases in market interest rates and a decrease in near-term projected cash flows, a discounted cash flow analysis was prepared as of December 31, 2022 and resulted in a non-cash impairment charge of $31.5 million driven by changes in projected cash flows and a higher discount rate as compared to the prior quarter. The non-cash impairment was recorded in Operating Expenses - Intangible Asset Related on the Consolidated Statements of Income. After impairment, as of December 31, 2022, the FHL right to manage public fund assets totaled $150.4 million.
(b) Finite-lived intangible assets
Finite-lived intangible assets primarily represent customer relationships and consist of the following at December 31:

(in thousands)	2022	2021
Cost	$113,571	$109,904
Accumulated Amortization	(47,650)	(39,618)
Carrying Value	$65,921	$70,286
The decrease in finite-lived intangible assets at December 31, 2022 as compared to December 31, 2021 primarily relates to amortization expense ($12.5 million) and foreign exchange translation ($7.2 million) which was partially offset by intangible assets recorded in connection with the CWH Acquisition ($15.4 million).
Amortization expense for finite-lived intangible assets was $12.5 million, $13.8 million and $13.8 million in 2022, 2021 and 2020, respectively, and was recorded in Operating Expenses - Other on the Consolidated Statements of Income.
Expected aggregate annual amortization expense for finite-lived intangible assets in each of the five succeeding years assuming no new acquisitions or impairments is shown in the table below:

(in thousands)
2023	$13,246
2024	12,399
2025	12,327
2026	8,745
2027	5,557
(c) Goodwill
Goodwill at December 31, 2022 increased $1.5 million from December 31, 2021 primarily as a result of the CWH Acquisition, partially offset by a $14.8 million decrease related to foreign exchange rate fluctuations on goodwill denominated in a foreign currency.

(10) Property and Equipment
Property and equipment consisted of the following at December 31:

(in thousands)	Estimated Useful Life			2022	2021
Computer Software and Hardware	1	to	7 years	$89,367	$94,230
Leasehold Improvements	Up to term of lease			40,243	41,826
Transportation Equipment	14 years			17,851	17,851
Office Furniture and Equipment	4	to	15 years	7,922	6,682
Total Cost				155,383	160,589
Accumulated Depreciation				(119,640)	(113,624)
Property and Equipment, net				$35,743	$46,965
Depreciation expense was $15.1 million, $15.4 million and $16.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, and was recorded in Operating Expenses - Office and Occupancy on the Consolidated Statements of Income.
(11) Debt
Unsecured Senior Notes
On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350 million ($350 million Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of December 31, 2022, $347.6 million, net of unamortized issuance costs in the amount of $2.4 million, was recorded in Long-Term Debt on the Consolidated Balance Sheets.
The entire principal amount of the $350 million Notes will become due March 17, 2032, subject to certain prepayment requirements under limited conditions. Federated Hermes can elect to prepay the $350 million Notes under certain limited circumstances including with a make-whole amount if mandatorily prepaid without the consent of the holders of the $350 million Notes. The Note Purchase Agreement does not feature a facility for the further issuance of additional notes or borrowing of any other amounts and there is no commitment fee payable in connection with the $350 million Notes.
The Note Purchase Agreement includes an interest coverage ratio covenant and a leverage ratio covenant as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the period ended December 31, 2022. See the Liquidity and Capital Resources section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) for additional information.
The Note Purchase Agreement includes certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the $350 million Notes if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required payments, insolvency, certain material misrepresentations and other proceedings, whether voluntary or involuntary, that would require the repayment of the $350 million Notes prior to their stated date of maturity. Any such accelerated amounts would accrue interest at a default rate and could include an additional make-whole amount upon repayment. The $350 million Notes rank without preference or priority, with other unsecured and senior indebtedness of Federated Hermes.
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
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, can elect to make discretionary principal payments. During 2022, Federated Hermes borrowed $138.3 million and repaid $361.7 million from the revolving credit facility under the Credit Agreement.
As of December 31, 2022, there were no outstanding borrowings under the revolving credit facility. As of December 31, 2021, the amount outstanding under the revolving credit facility was $223.4 million and was recorded as Long-Term Debt on the Consolidated Balance Sheets. The interest rate was 1.161% as of December 31, 2021, which was calculated at LIBOR plus a spread. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender’s commitment. As of December 31, 2022, Federated Hermes has $350 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated Hermes was in compliance with all covenants at and during the year ended December 31, 2022. See the Liquidity and Capital Resources section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) for additional information. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Third Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.
(12) Employee Benefit Plans
Federated Hermes offers defined contribution plans to its employees. The total expense for these plans recognized in Operating Expenses - Compensation and Related amounted to $13.9 million, $14.4 million and $13.4 million for 2022, 2021 and 2020, respectively.
(13) Share-Based Compensation
(a) Restricted Stock
Federated Hermes’ long-term stock-incentive compensation is provided under the Stock Incentive Plan (the Plan), as amended and subsequently approved by shareholders from time to time. Share-based awards are granted to reward Federated Hermes’ employees and non-management directors who have contributed to the success of Federated Hermes and to provide incentive to increase their efforts on behalf of Federated Hermes. Since the Plan’s inception, a total of 36.1 million shares of Class B common stock have been authorized for granting share-based awards in the form of restricted stock, stock options or other share-based awards. As of December 31, 2022, 4.6 million shares are available under the Plan.
Share-based compensation expense was $34.8 million, $30.3 million and $26.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The associated tax benefits recorded in connection with share-based compensation expense were $8.2 million, $7.1 million and $6.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, the maximum remaining unrecognized compensation expense related to share-based awards approximated $95.2 million which is expected to be recognized over a weighted-average period of approximately six years.
Federated Hermes’ restricted stock awards represent shares of Federated Hermes Class B common stock that may be sold by the awardee only once restrictions lapse, as dictated by the terms of the award. The awards are generally subject to graded vesting schedules that vary in length from three to ten years with a portion of the award vesting each year, as dictated by the terms of the award. For an award with a ten-year vesting period, the restrictions on the vested portion of the award typically lapse on the award’s fifth- and tenth-year anniversaries. For an award with a five-year vesting period, the restrictions on the vested portion of the award typically lapse on the award’s six-, seventh- and eighth-year anniversaries. Certain restricted stock awards granted pursuant to a key employee bonus program have a three-year graded vesting schedule with restrictions lapsing at each vesting date. During these restriction periods, the recipient receives dividends on all shares awarded, regardless of their vesting status.
The following table summarizes activity of non-vested restricted stock awards for the year ended December 31, 2022:

	Restricted Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2022	3,940,510	$27.24
Granted[1]	2,314,542	32.89
Vested	(1,604,254)	28.56
Forfeited	(114,040)	31.23
Non-vested at December 31, 2022	4,536,758	$29.54
1    During 2022, Federated Hermes awarded 1,345,999 shares of restricted Class B common stock under the UK Sub-Plan that generally vest over a five-year period. Federated Hermes awarded 494,043 shares of restricted Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This bonus restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period. In addition, Federated Hermes awarded 474,500 shares of restricted Class B common stock under this same Plan that generally vest over a ten-year period.
Federated Hermes awarded 2,314,542 shares of restricted Class B common stock with a weighted-average grant-date fair value of $32.89 to employees during 2022; awarded 1,218,613 shares of restricted Class B common stock with a weighted-average grant-date fair value of $30.07 to employees during 2021; and awarded 1,134,581 shares of restricted Class B common stock with a weighted-average grant-date fair value of $25.98 to employees during 2020.
The total fair value of restricted stock vested during 2022, 2021 and 2020 was $52.0 million, $35.0 million and $24.2 million, respectively.
(b) Subsidiary Stock Plan
Effective July 2, 2018, Federated Hermes established a non-public subsidiary share-based compensation plan for certain employees of FHL. These awards, which were subject to continued-service vesting requirements, vested over a period of three to five years. The award holders had a right to exercise a put option to sell shares to Federated Hermes at fair value and Federated Hermes had a right to exercise a call option to acquire shares at fair value. Federated Hermes recognized compensation expense for this plan of $0.7 million, $9.4 million and $8.8 million in Operating Expenses - Compensation and Related on the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, respectively.
On March 14, 2022, Federated Hermes completed the 2022 Acquisition of FHL Noncontrolling Interests resulting in the acquisition of the remaining shares of FHL. Federated Hermes granted 1,183,066 shares of restricted Federated Hermes Class B common stock pursuant to award agreements to certain FHL employees in exchange for their beneficial interests in awards of restricted FHL shares held on March 14, 2022. These shares of Federated Hermes Class B common stock were reserved for issuance under the Plan. Federated Hermes also issued a combined 318,807 shares of treasury Federated Hermes Class B common stock to the trustee of a non-U.S. domiciled employee benefit trust, and a non-U.S. resident former FHL employee, in exchange for beneficial interests in the FHL shares held by them on March 14, 2022. The Federated Hermes shares now held by the employee benefit trust are to be used for future restricted stock awards for FHL management and key employees. As of December 31, 2022, 155,874 shares remain available in the employee benefit trust.
(14) Common Stock
The Class A Shareholder has the entire voting rights of Federated Hermes; however, without the consent of the majority of the holders of Class B common stock, the Class A Shareholder cannot alter Federated Hermes’ structure, dispose of all or substantially all of its assets, amend its Articles of Incorporation or Bylaws to adversely affect the Class B common stockholders, or liquidate or dissolve Federated Hermes. With respect to dividends, distributions and liquidation rights, the Class A common stock and Class B common stock have equal preferences and rights.

(a) Dividends
Cash dividends of $97.9 million, $105.8 million and $207.8 million were paid in 2022, 2021 and 2020, respectively, to holders of Federated Hermes common stock. Of the amount paid in 2020, $99.3 million represented a $1.00 per share special dividend. All dividends were considered ordinary dividends for tax purposes.
(b) Treasury Stock
In December 2021, the board of directors authorized a share repurchase program with no stated expiration date that allowed the repurchase of up to 7.5 million shares of Class B common stock. This program was fulfilled in September 2022. In June 2022, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of December 31, 2022. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes’ board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the year ended December 31, 2022, Federated Hermes repurchased 6.5 million shares of its Class B common stock for $207.4 million ($1.8 million of which was accrued in Other Current Liabilities as of December 31, 2022), nearly all of which were repurchased in the open market. At December 31, 2022, 4.7 million shares remained available to be repurchased under this share repurchase program.
In July 2022, Federated Hermes’ board of directors authorized the retirement of 10.0 million treasury shares which restored these shares to authorized but unissued status. Federated Hermes recorded a $313.8 million reduction to Treasury Stock, at cost using the specific-identification method and a $42.7 million reduction to Class B common stock, at cost using the average cost method. The difference was recorded as a reduction to Retained Earnings and Additional Paid-In Capital from Treasury Stock Transactions. There was no impact to total equity as a result of this non-cash transaction.
(15) Income Taxes
Federated Hermes files a consolidated federal income tax return. Financial statement tax expense is determined under the liability method.
Income Tax Provision consisted of the following expense/(benefit) components for the years ended December 31:

(in thousands)	2022	2021	2020
Current:
Federal	$77,954	$73,351	$76,936
State	11,842	8,628	11,759
Foreign	580	2,970	3,171
Total Current	90,376	84,949	91,866
Deferred:
Federal	(1,589)	3,457	9,991
State	(256)	1,421	2,365
Foreign	(16,873)	14,155	5,813
Total Deferred	(18,718)	19,033	18,169
Total	$71,658	$103,982	$110,035
The reconciliation between the statutory income tax rate and the effective tax rate consisted of the following for the years ended December 31:

	2022	2021	2020
Expected Federal Statutory Income Tax Rate	21.0%	21.0%	21.0%
Increase/(Decrease):
State and Local Income Taxes, net of Federal Benefit	2.9	1.9	2.4
Foreign Income Taxes	(1.8)	3.6	0.8
Non-Deductible Executive Compensation	1.2	1.2	0.8
Other	0.1	(0.1)	(0.3)
Effective Tax Rate	23.4%	27.6%	24.7%

The effective tax rate for 2022 decreased to 23.4% as compared to the effective tax rate for 2021 of 27.6% primarily due to an increase in foreign deferred tax expense in 2021 in connection with the revaluation of net foreign deferred tax liabilities resulting from UK legislation that increases the UK corporate income tax rate from 19% to 25% effective April 1, 2023.
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

(in thousands)	2022	2021
Deferred Tax Assets
Tax Net Operating Loss Carryforwards	$69,634	$71,492
Lease Liability	25,630	30,289
Compensation and Related	18,267	21,457
Other	5,619	1,125
Total Deferred Tax Assets	119,150	124,363
Valuation Allowance	(52,432)	(59,250)
Total Deferred Tax Asset, net of Valuation Allowance	$66,718	$65,113
Deferred Tax Liabilities
Intangible Assets	$217,963	$232,702
Right-of-Use Asset	23,201	27,983
Property and Equipment	5,790	3,783
Other	174	5,851
Total Gross Deferred Tax Liability	$247,128	$270,319
Net Deferred Tax Liability	$180,410	$205,206
Long-Term Deferred Tax Liability, net at December 31, 2022 decreased $24.8 million from December 31, 2021 primarily due to a $7.9 million reduction in the foreign deferred tax liability associated with the impairment of an intangible asset, an increase in foreign deferred tax assets of $6.4 million and a $6.0 million decrease related to foreign exchange rate fluctuations on deferred tax assets and liabilities denominated in a foreign currency.
At December 31, 2022, Federated Hermes had deferred tax assets related to state and foreign tax net operating loss carryforwards in certain taxing jurisdictions in the aggregate of $69.6 million. The state net operating losses will expire through 2042, while most foreign net operating losses do not expire. A valuation allowance has been recognized for $43.7 million (or 99.6%) of the deferred tax asset for state tax net operating losses, and for $8.7 million (or 33.9%) of the deferred tax asset for foreign tax net operating losses. The valuation allowances were recorded due to management’s belief that it is more likely than not that Federated Hermes will not realize the full benefit of these net operating losses. For the deferred tax asset, net of valuation allowance related to foreign net operating losses, management believes that it is more likely than not that it will realize the benefit of these net operating losses based on projections of future taxable income for the entities to which these relate.
At December 31, 2021, Federated Hermes had deferred tax assets related to state and foreign tax net operating loss carryforwards in certain taxing jurisdictions in the aggregate of $71.5 million. The state net operating losses will expire through 2041, while most foreign net operating losses do not expire. A valuation allowance has been recognized for $49.5 million (or 99%) of the deferred tax asset for state tax net operating losses, and for $9.8 million (or 45%) of the deferred tax asset for foreign tax net operating losses. The valuation allowances were recorded due to management’s belief that it is more likely than not that Federated Hermes will not realize the full benefit of these net operating losses. For the deferred tax asset, net of valuation allowance related to foreign net operating losses, management believes that it is more likely than not that it will realize the benefit of these net operating losses based on projections of future taxable income for the entities to which these relate.
Federated Hermes’ remaining deferred tax assets as of December 31, 2022 and 2021 primarily related to lease liabilities reported pursuant to ASC 842 and compensation-related expenses that have been recognized for book purposes but are not yet deductible for tax purposes. Management believes that it is more likely than not that Federated Hermes will receive the full benefit of these deferred tax assets due to the expectation that Federated Hermes will generate taxable income well in excess of these amounts in the years they become deductible.

Federated Hermes and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in certain foreign jurisdictions. Based upon its review of these filings, there were no material unrecognized tax benefits as of December 31, 2022 or 2021. Therefore, there were no material changes during 2022, and no reasonable possibility of a significant increase or decrease in unrecognized tax benefits within the next twelve months. Federated Hermes’ U.S. federal tax returns for tax years 2019 to 2022 remain open to examination, while filings in its major state tax jurisdictions from tax years 2018 to 2022 generally remain open to examination.
(16) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes for the years ended December 31:

(in thousands, except per share data)	2022	2021	2020
Numerator
Net Income Attributable to Federated Hermes, Inc.	$239,496	$270,293	$326,364
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(11,828)	(10,858)	(12,515)
Total Net Income Attributable to Federated Hermes Common Stock - Basic	$227,668	$259,435	$313,849
Less: Total Net Income Available to Unvested Restricted Shareholders of a Nonpublic Consolidated Subsidiary	0	(1,580)	(2,439)
Total Net Income Attributable to Federated Hermes Common Stock - Diluted	$227,668	$257,855	$311,410
Denominator
Basic Weighted-Average Federated Hermes Common Stock[2]	85,762	93,754	96,503
Dilutive Impact from Non-forfeitable Restricted Stock	4	17	0
Diluted Weighted-Average Federated Hermes Common Stock[2]	85,766	93,771	96,503
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic[2]	$2.65	$2.77	$3.25
Net Income Attributable to Federated Hermes Common Stock - Diluted[2]	$2.65	$2.75	$3.23
1    Includes dividends paid on unvested restricted Federated Hermes Class B common stock and their proportionate share of undistributed earnings attributable to Federated Hermes shareholders.
2    Federated Hermes common stock excludes unvested restricted stock which are deemed participating securities in accordance with the two-class method of computing earnings per share, except for circumstances where shares vest upon retirement and the employee has reached retirement age.
(17) Leases
Federated Hermes has material operating leases related to its corporate headquarters in Pittsburgh, Pennsylvania. These leases expire in 2030 and have renewal options for additional periods through 2040. These leases include provisions for leasehold improvement incentives, rent escalation and certain penalties for early termination. In addition, Federated Hermes has various other operating lease agreements primarily for additional facilities. These leases are noncancelable and expire on various dates through the year 2032. Most leases include renewal options for additional rental periods that would end on various dates through 2037 and, in certain cases, escalation clauses. The value of the ROU assets and lease liabilities recognized do not include the consideration of any renewal options, as they are not yet reasonably certain to be exercised.
During the years ended December 31, 2022, 2021, and 2020, Federated Hermes recorded $19.0 million, $19.0 million and $13.0 million, respectively, in operating lease costs to Operating Expenses - Office and Occupancy on the Consolidated Statements of Income.

The following table reconciles future minimum undiscounted payments of the operating lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2022:

(in millions)
2023	$21.4
2024	19.5
2025	14.8
2026	13.2
2027	12.9
2028 and Thereafter	35.3
Total Undiscounted Lease Payments	$117.1
Present Value Adjustment[1]	(11.9)
Net Operating Lease Liabilities	$105.2
1    Calculated using the IBR for each lease.
The following information relates to the operating leases recorded on the Consolidated Balance Sheets as of December 31, 2022:

Weighted-average remaining lease term (in years)	6.9
Weighted-average discount rate (IBR)	3.1%
Cash paid in 2022 for the amounts included in the measurement of lease liabilities (in millions)	$20.1
(18) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2019	$(249)
Other Comprehensive Income (Loss)	15,420
Balance at December 31, 2020	$15,171
Other Comprehensive Income (Loss)	1,191
Balance at December 31, 2021	$16,362
Other Comprehensive Income (Loss)	(62,038)
Balance at December 31, 2022	$(45,676)

(19) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	FHL and other entities	Total
Balance at January 1, 2020	$19,872	$192,214	$212,086
Net Income (Loss)	3,626	6,032	9,658
Other Comprehensive Income (Loss), net of tax	0	6,593	6,593
Subscriptions—Redeemable Noncontrolling Interest Holders	20,985	0	20,985
Consolidation/(Deconsolidation)	(4,019)	595	(3,424)
Stock Award Activity	0	8,786	8,786
Distributions to Noncontrolling Interests in Subsidiaries	(16,218)	0	(16,218)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests in FHL	0	(1,479)	(1,479)
Balance at December 31, 2020	$24,246	$212,741	$236,987
Net Income (Loss)	304	1,711	2,015
Other Comprehensive Income (Loss), net of tax	0	(7,443)	(7,443)
Subscriptions—Redeemable Noncontrolling Interest Holders	997,556	1,409	998,965
Consolidation/(Deconsolidation)	(994,430)	9,182	(985,248)
Stock Award Activity	0	9,410	9,410
Distributions to Noncontrolling Interests in Subsidiaries	(3,017)	(1,909)	(4,926)
Acquisition of Additional Equity of FHL	0	(167,302)	(167,302)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests in FHL	0	(19,256)	(19,256)
Balance at December 31, 2021	$24,659	$38,543	$63,202
Net Income (Loss)	(6,320)	1,388	(4,932)
Other Comprehensive Income (Loss), net of tax	0	(2,329)	(2,329)
Subscriptions—Redeemable Noncontrolling Interest Holders	53,040	2,131	55,171
Consolidation/(Deconsolidation)	(435)	0	(435)
Stock Award Activity	0	707	707
Distributions to Noncontrolling Interests in Subsidiaries	(20,627)	(5,352)	(25,979)
Acquisition of Additional Equity of FHL	0	(37,805)	(37,805)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests in FHL	0	14,221	14,221
Balance at December 31, 2022	$50,317	$11,504	$61,821
The activity in 2021 includes $892.1 million of contributions from noncontrolling interests in subsidiaries as a result of a purchase-in-kind investment into a previously consolidated VRE. This was a non-cash transaction and was therefore excluded from the Consolidated Statements of Cash Flows.
During 2022, 2021 and 2020, the FHL Redeemable Noncontrolling Interests in Subsidiaries carrying value was adjusted by $14.2 million, $19.3 million and $1.5 million, respectively, to the current redemption value, assuming the FHL noncontrolling interests was redeemable at the balance sheet date. The noncontrolling interests were adjusted through a corresponding adjustment to retained earnings.

(20) Commitments and Contingencies
(a) Contractual
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes is obligated to make future payments under various agreements to which it is a party. See Note (7) for additional information regarding these payments.
(b) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated Hermes guarantee certain financial obligations of Federated Hermes, Inc., and of other consolidated subsidiaries, and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly-owned subsidiaries. In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes’ right to challenge the claim. Further, Federated Hermes’ obligations under these agreements can be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes’ obligations and the unique facts and circumstances involved in each particular agreement. As of December 31, 2022, management does not believe that a material loss related to any of these matters is reasonably possible.
(c) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of December 31, 2022, Federated Hermes does not believe that a material loss related to any of these claims is reasonably possible.
(21) Segment and Geographic Information
Federated Hermes operates in one operating segment, the investment management business.
Federated Hermes’ revenues from U.S. and non-U.S. operations were as follows for the years ended December 31:

(in thousands)	2022	2021	2020
U.S.	$1,159,373	$953,620	$1,168,018
Non-U.S.[1]	286,441	346,827	280,250
Total Revenue	$1,445,814	$1,300,447	$1,448,268
1    This represents revenue earned by non-U.S. domiciled subsidiaries, primarily in the UK.
Federated Hermes’ Right-of-Use Assets, net and Property and Equipment, net for U.S. and non-U.S. operations were as follows at December 31:

(in thousands)	2022	2021
U.S.	$87,637	$105,558
Non-U.S.[1]	40,966	49,713
Total Right-of-Use Assets, net and Property and Equipment, net[1]	$128,603	$155,271
1    This represents net assets of non-U.S. domiciled subsidiaries, primarily in the UK.
(22) Subsequent Events
On January 26, 2023, the board of directors declared a $0.27 per share dividend. The dividend was payable to shareholders of record as of February 8, 2023, resulting in $24.1 million being paid on February 15, 2023.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes’ President and CEO and Chief Financial Officer, of the effectiveness of Federated Hermes’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. Based upon that evaluation, the President and CEO and the Chief Financial Officer concluded that Federated Hermes’ disclosure controls and procedures were effective at December 31, 2022.
Management’s Report on Internal Control Over Financial Reporting
See Item 8 – Financial Statements and Supplementary Data – Management’s Assessment of Internal Control Over Financial Reporting for information required by this item, which is incorporated herein.
Attestation Report of Independent Registered Public Accounting Firm
See Item 8 – Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm for information required by this item, which is incorporated herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in Federated Hermes’ internal control over financial reporting that occurred during the fourth quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, Federated Hermes’ internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
None.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth below) is contained in Federated Hermes’ Information Statement for the 2023 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Security Ownership – Delinquent Section 16(a) Reports, and is incorporated herein by reference.
Executive Officers
The information required by this Item with respect to Federated Hermes’ executive officers is contained in Item 1 of Part I of this Form 10-K under the caption Information about our Executive Officers.
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

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this Item is contained in Federated Hermes’ Information Statement for the 2023 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See Note (13) to the Consolidated Financial Statements for information regarding Federated Hermes’ share-based compensation plan as of December 31, 2022. Federated Hermes had no other plans to grant shares of Class B common stock to employees not approved by shareholders.
All other information required by this Item is contained in Federated Hermes’ Information Statement for the 2023 Annual Meeting of Shareholders under the caption Security Ownership and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is contained in Federated Hermes’ Information Statement for the 2023 Annual Meeting of Shareholders under the captions Related Person Transactions, Conflict of Interest Policies and Procedures and Board of Directors and Election of Directors and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Pittsburgh, PA, Auditor Firm ID: 42. The information required by this Item is contained in Federated Hermes’ Information Statement for the 2023 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm and is incorporated herein by reference.

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
(b) Exhibits:
The following exhibits are filed or incorporated as part of this Form 10-K:

Exhibit Number	Description

2.01	Agreement and Plan of Merger, dated as of February 20, 1998, between Federated Investors and Federated (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-4 (File No. 333-48361))

2.02	Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.03	Amendment No. 1, dated April 11, 2001, to the Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.2 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.09	Share Sale Agreement, dated April 12, 2018, among BT Pension Scheme Trustees Limited, as trustee for and on behalf of the BT Pension Scheme, and Federated Holdings (UK) II Limited and Federated Investors, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated April 13, 2018 (File No. 001-14818))

2.10	Management Warranty Deed, dated April 12, 2018, among certain members of management of Hermes Fund Managers Limited, Federated Holdings (UK) II Limited and Federated Investors, Inc. (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K dated April 13, 2018 (File No. 001-14818))

3.04	Restated Articles of Incorporation of Federated Hermes, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K dated February 3, 2020 (File No. 001-14818))

3.07	Restated Bylaws of Federated Hermes, Inc. (incorporated by reference to Exhibit 3.1 to the March 31, 2020 Quarterly Report on Form 10-Q (File No. 001-14818))

4.01	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-4 (File No. 333-48361))

4.02	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-4 (File No. 333-48361))

4.05	Shareholder Rights Agreement, dated August 1, 1989, between Federated and The Standard Fire Insurance Company, as amended January 31, 1996 (incorporated by reference to Exhibit 4.06 to the Registration Statement on Form S-4 (File No. 333-48361))

4.06	Form of Federated Hermes, Inc. Class A Common Stock certificate, as amended January 31, 2020 (incorporated by reference to Exhibit 4.06 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

4.07	Form of Federated Hermes, Inc. Class B Common Stock certificate, as amended January 31, 2020 (incorporated by reference to Exhibit 4.07 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

4.08	Description of Federated Hermes, Inc. Securities (incorporated by reference to Exhibit 4.08 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

9.01	Voting Shares Irrevocable Trust dated May 31, 1989 (incorporated by reference to Exhibit 9.01 to the Registration Statement on Form S-4 (File No. 333-48361))

10.15	Federated Investors Tower Lease dated January 1, 1993 (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-4 (File No. 333-48361))

10.16	Federated Investors Tower Lease dated February 1, 1994 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-4 (File No. 333-48361))

10.19	Employment Agreement, dated December 28, 1990, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.08 to the Registration Statement on Form S-4 (File No. 333-48361))

10.41	Amendments No. 6, 5, 4, 3 and 2 to Federated Investors Tower Lease dated as of December 31, 2003; November 10, 2000; June 30, 2000; February 10, 1999; and September 19, 1996 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.67	ISDA Master Agreement and schedule between Federated Investors, Inc. and PNC Bank National Association related to the $425,000,000 forward-starting interest rate swap, entered into on March 30, 2010 and effective April 9, 2010 (incorporated by reference to Exhibit 10.2 to the June 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

10.68	ISDA Master Agreement and schedule between Federated Investors, Inc. and Citibank, N.A. related to the $425,000,000 forward-starting interest rate swap, entered into on March 30, 2010 and effective April 9, 2010 (incorporated by reference to Exhibit 10.3 to the June 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

10.69	Employment Agreement, dated July 6, 1983, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.69 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-14818))

10.72	Amendments No. 8 and 7 to Federated Investors Tower Lease dated as of September 9, 2011 and August 15, 2007 (incorporated by reference to Exhibit 10.1 to the September 30, 2011 Quarterly Report on Form 10-Q (File No. 001-14818))

10.76	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.1 to the September 30, 2014 Quarterly Report on Form 10-Q (File No. 001-14818))

10.78	Federated Investors, Inc. Employee Stock Purchase Plan, amended as of January 1, 2016 (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-14818))

10.80	Amendment No. 9 to Federated Investors Tower Lease dated as of September 9, 2016 (incorporated by reference to Exhibit 10.1 to the September 30, 2016 Quarterly Report on Form 10-Q (File No. 001-14818))

10.82	Employment Agreement, dated October 22, 1990, between Federated Securities Corp. and an executive officer (incorporated by reference to Exhibit 10.82 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-14818))

10.83	2016 Restricted Stock Award Agreement, dated June 15, 2016, by and between Federated Investors, Inc. and an executive officer (incorporated by reference to Exhibit 10.83 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-14818))

10.85	The Third Amended and Restated Credit Agreement, dated as of June 5, 2017, by and among Federated Investors, Inc. certain subsidiaries as guarantors party thereto, the banks as lenders party thereto, and PNC Bank, National Association, PNC Capital Markets LLC, Citigroup Global Markets, Inc., Citibank, N.A. and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the June 30, 2017 Quarterly Report on Form 10-Q (File No. 001-14818))

10.86	Federated Investors, Inc. Stock Incentive Plan, as amended, as approved by shareholders on April 26, 2018 (incorporated by reference to Exhibit 10.1 to the March 31, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.87	Shareholders’ Agreement, dated July 2, 2018, among Hermes Fund Managers Limited, BT Pension Scheme Trustees Limited, in its capacity as trustee for and on behalf of the BT Pension Scheme, Federated Holdings (UK) II Limited, and Federated Investors, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated July 2, 2018 (File No. 001-14818))

10.88	Put and Call Option Deed, dated July 2, 2018, among BT Pension Scheme Trustees Limited, in its capacity as trustee for and on behalf of the BT Pension Scheme, Federated Holdings (UK) II Limited, and Federated Investors, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated July 2, 2018 (File No. 001-14818))

10.89	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated July 1, 2018, by and among Federated Investors, Inc., each of the guarantors (as defined in the Third Amended and Restated Credit Agreement, the lenders (as defined in the Third Amended and Restated Credit Agreement, and PNC Bank, National Association, as administrative agent for the lenders. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated July 2, 2018 (File No. 001-14818))

10.90	UK Sub-Plan to the Federated Investors, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.91	Form of Restricted Stock Award Agreement for UK Sub-Plan (incorporated by reference to Exhibit 10.2 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.92	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated October 26, 2018, by and among Federated Investors, Inc., each of the guarantors (as defined in the Third Amended and Restated Credit Agreement), the lenders (as defined in the Third Amended and Restated Credit Agreement), and PNC Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.116	Form of Hermes Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.23 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.117	Employment Contract dated June 25, 2018 between Hermes Fund Managers Limited and an executive officer (incorporated by reference to Exhibit 10.24 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.118	Hermes Fund Managers Limited Long Term Incentive Plan adopted on July 2, 2018 (incorporated by reference to Exhibit 10.25 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.119	Hermes Fund Managers Limited Co-investment Scheme Rules 2018 (incorporated by reference to Exhibit 10.26 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.120	Transaction Agreement, dated as of May 6, 2019, by and between Federated Investors, Inc. and PNC Capital Advisors, LLC (incorporated by reference to Exhibit 10.1 to the June 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.121	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.1 to the September 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.122	Form of Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (incorporated by reference to Exhibit 10.2 to the September 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.123	Federated Hermes, Inc. Employee Stock Purchase Plan, amended as of January 31, 2020 (incorporated by reference to Exhibit 10.123 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.124	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.124 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.125	Form of Restricted Stock Award Agreement for UK Sub-Plan (incorporated by reference to Exhibit 10.125 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.126	Form of Bonus Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.126 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.127	Form of Bonus Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (incorporated by reference to Exhibit 10.127 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.128	Federated Hermes, Inc. Annual Incentive Plan, as amended as of January 31, 2020 (incorporated by reference to Exhibit 10.128 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.129	Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 31, 2020 (incorporated by reference to Exhibit 10.129 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.130	UK Sub-Plan to the Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 31, 2020 (incorporated by reference to Exhibit 10.130 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.131	Amendment No. 10 to Federated Hermes Tower Lease dated as of February 21, 2020 (incorporated by reference to Exhibit 10.131 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.132	Hermes Fund Managers Limited Co-investment Scheme Rules - Addendum (incorporated by reference to Exhibit 10.132 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-14818))

10.133	The Fourth Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Federated Hermes, Inc. certain subsidiaries as guarantors party thereto, the banks as lenders party thereto, and PNC Bank, National Association, PNC Capital Markets LLC, Citigroup Global Markets, Inc., Citibank, N.A. and Toronto-Dominion Bank, New York Branch (incorporated by reference to Exhibit 10.1 to the June 30, 2021 Quarterly Report on Form 10-Q (File No. 001-14818))

10.134	Federated Hermes, Inc. Stock Incentive Plan, amended as of January 7, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 7, 2022 (File No. 001-14818))

10.135	UK Sub-Plan to the Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 27, 2022 (incorporated by reference to Exhibit 10.135 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.136	Form of Restricted Stock Award Agreement (Pool A and Pool B) for UK Sub-Plan (incorporated by reference to Exhibit 10.136 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.137	Form of Restricted Stock Award Agreement (Pool A) for UK Sub-Plan (incorporated by reference to Exhibit 10.137 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.138	Form of Restricted Stock Award Agreement (Pool A) for Singapore (incorporated by reference to Exhibit 10.138 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.139	Form of Restricted Stock Award Agreement (Retiring Employee) for UK Sub-Plan (incorporated by reference to Exhibit 10.139 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.140	Federated Hermes, Inc. $350,000,000 3.29% Senior Notes due March 17, 2032 Note Purchase Agreement dated March 17, 2022 (incorporated by reference to Exhibit 10.1 to the March 31, 2022 Quarterly Report on Form 10-Q (File No. 001-14818))

10.141	Asset Purchase Agreement among Federated Hermes, Inc., C.W. Henderson & Associates, Inc. and the owners dated as of July 15, 2022 (incorporated by reference to Exhibit 10.1 to the June 30, 2022 Quarterly Report on Form 10-Q (File No. 001-14818))

10.142	First Amendment, dated September 30, 2022, to the Asset Purchase Agreement dated as of July 15, 2022, by and among Federated Hermes, Inc., C.W. Henderson & Associates, Inc. and the owners (filed herewith)

14.03	Federated Hermes, Inc. Code of Ethics for Senior Financial Officers, as amended as of January 31, 2020 (incorporated by reference to Exhibit 14.03 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

21.01	Subsidiaries of the Registrant (filed herewith)

23.01	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

The following XBRL documents are filed herewith:
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED HERMES, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date:	February 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Christopher Donahue	President, Chief Executive Officer, Chairman	February 24, 2023
J. Christopher Donahue	and Director (Principal Executive Officer)

/s/ Thomas R. Donahue	Chief Financial Officer and Director	February 24, 2023
Thomas R. Donahue	(Principal Financial Officer)

/s/ Richard A. Novak	Principal Accounting Officer	February 24, 2023
Richard A. Novak

/s/ Joseph C. Bartolacci	Director	February 24, 2023
Joseph C. Bartolacci

/s/ Michael J. Farrell	Director	February 24, 2023
Michael J. Farrell

/s/ John B. Fisher	Director	February 24, 2023
John B. Fisher

/s/ Marie Milie Jones	Director	February 24, 2023
Marie Milie Jones

EXHIBIT INDEX

Exhibit Number	Description

10.142	First Amendment, dated September 30, 2022, to the Asset Purchase Agreement dated as of July 15, 2022, by and among Federated Hermes, Inc., C.W. Henderson & Associates, Inc. and the owners

21.01	Subsidiaries of the Registrant

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)