Form 10-Q
period 2023-03-31
FEDERATED HERMES, INC.
filed 2023-05-02
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 21, 2023, the Registrant had outstanding 9,000 shares of Class A common stock and 89,510,164 shares of Class B common stock.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that could cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “forecast,” “project,” “predict,” “trend,” “approximate,” “potential,” “opportunity,” “believe,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “projection,” “plan,” “assume,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “can,” “may,” and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management’s assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: the pandemic and its impact; asset flows, levels, values and mix and their impact; the possibility of impairments; business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; rates of inflation; fee rates and recognition; sources, levels and recognition of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances and the degree to which Fee Waivers will be implemented; the impact of market volatility, liquidity, and other market conditions; whether and when revenue or expense is recognized; whether and when capital contributions could be made, the availability of insurance reimbursements with regard to indemnification obligations or other claims; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the impact of acquisitions on Federated Hermes’ growth; the timing and amount of acquisition-related payment obligations; payment obligations pursuant to employment or incentive and business arrangements; vesting rights and requirements; business and market expansion opportunities, including acceleration of global growth; interest and principal payments or expenses; taxes, tax rates and the impact of tax law changes; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes’ product and market performance and Federated Hermes’ performance indicators; investor preferences; product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; legal proceedings; regulatory matters, including the pace, timing, impact, effects and other consequences of the current regulatory environment; the attractiveness and resiliency of money market funds; dedication of resources; accounting-related determinations; compliance, and related legal and other professional services expenses; and interest rate, concentration, market, currency and other risks and their impact. Any forward-looking statement is inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond Federated Hermes’ control. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes’ business and results, including by changing Federated Hermes’ asset flows, levels, and mix, and business mix, which could cause a decline in revenues and net income, result in impairments and change the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue growth levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements can be based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes’ success in developing, structuring and distributing its products and strategies, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated Hermes’ products to intermediary customers, opportunities to repurchase shares, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes’ risks and uncertainties also include liquidity and credit risks in Federated Hermes’ money market funds and revenue risk, which will be affected by yield levels in money market fund products, Fee Waivers, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such products. Many of these factors could be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that could impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	$323,983	$336,782
Investments—Consolidated Investment Companies	83,366	108,448
Investments—Affiliates and Other	80,640	76,524
Receivables, net of reserve of $21 and $21, respectively	75,234	58,068
Receivables—Affiliates	35,018	35,941
Prepaid Expenses	31,450	27,004
Other Current Assets	6,561	8,264
Total Current Assets	636,252	651,031
Long-Term Assets
Goodwill	802,940	800,417
Intangible Assets, net of accumulated amortization of $51,984 and $47,650, respectively	410,982	409,157
Property and Equipment, net of accumulated depreciation of $116,983 and $119,640, respectively	32,501	35,743
Right-of-Use Assets, net	84,234	92,860
Other Long-Term Assets	32,070	31,271
Total Long-Term Assets	1,362,727	1,369,448
Total Assets	$1,998,979	$2,020,479
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$95,377	$73,901
Accrued Compensation and Benefits	69,028	149,760
Lease Liabilities	18,891	18,394
Income Taxes Payable	22,048	2,286
Other Current Liabilities	6,846	13,072
Total Current Liabilities	212,190	257,413
Long-Term Liabilities
Long-Term Debt	347,645	347,581
Long-Term Deferred Tax Liability, net	180,908	180,410
Long-Term Lease Liabilities	76,931	86,809
Other Long-Term Liabilities	35,094	40,753
Total Long-Term Liabilities	640,578	655,553
Total Liabilities	852,768	912,966
Commitments and Contingencies (Note (17))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	39,508	61,821
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders’ Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 99,505,456 Shares Issued	451,630	440,953
Retained Earnings	1,051,095	1,015,589
Treasury Stock, at Cost, 9,986,317 and 10,229,521 Shares Class B Common Stock, respectively	(360,155)	(365,363)
Accumulated Other Comprehensive Income (Loss), net of tax	(36,056)	(45,676)
Total Permanent Equity	1,106,703	1,045,692
Total Liabilities, Temporary Equity and Permanent Equity	$1,998,979	$2,020,479
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended
	March 31,
	2023	2022
Revenue
Investment Advisory Fees, net—Affiliates	$201,889	$170,221
Investment Advisory Fees, net—Other	62,093	62,773
Administrative Service Fees, net—Affiliates	79,180	73,507
Other Service Fees, net—Affiliates	34,862	13,607
Other Service Fees, net—Other	4,165	4,656
Total Revenue	382,189	324,764
Operating Expenses
Compensation and Related	136,878	133,965
Distribution	93,333	48,562
Systems and Communications	19,972	19,494
Professional Service Fees	16,220	13,468
Office and Occupancy	12,874	11,322
Advertising and Promotional	4,342	2,732
Intangible Asset Related	3,326	3,334
Travel and Related	3,231	1,795
Other	6,847	6,143
Total Operating Expenses	297,023	240,815
Operating Income	85,166	83,949
Nonoperating Income (Expenses)
Investment Income, net	4,820	1,093
Gain (Loss) on Securities, net	5,492	(11,695)
Debt Expense	(3,125)	(1,222)
Other, net	122	83
Total Nonoperating Income (Expenses), net	7,309	(11,741)
Income Before Income Taxes	92,475	72,208
Income Tax Provision	21,009	17,611
Net Income Including the Noncontrolling Interests in Subsidiaries	71,466	54,597
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	1,865	(1,266)
Net Income	$69,601	$55,863
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic and Diluted	$0.78	$0.61
Cash Dividends Per Share	$0.27	$0.27
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2023	2022
Net Income Including the Noncontrolling Interests in Subsidiaries	$71,466	$54,597

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	9,620	(17,134)
Temporary Equity
Foreign Currency Translation Gain (Loss)	232	(457)
Other Comprehensive Income (Loss), net of tax	9,852	(17,591)
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	81,318	37,006
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests in Subsidiaries	2,097	(1,723)
Comprehensive Income Attributable to Federated Hermes, Inc.	$79,221	$38,729
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interest in Subsidiaries/ Temporary Equity
Balance at December 31, 2022	$441,142	$0	$1,015,589	$(365,363)	$(45,676)	$1,045,692	$61,821
Net Income (Loss)	0	0	69,601	0	0	69,601	1,865
Other Comprehensive Income (Loss), net of tax	0	0	0	0	9,620	9,620	232
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	12,776
Consolidation (Deconsolidation)	0	0	0	0	0	0	(33,962)
Stock Award Activity	10,677	0	(9,950)	9,950	0	10,677	0
Dividends Declared	0	0	(24,145)	0	0	(24,145)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(3,224)
Purchase of Treasury Stock	0	0	0	(4,742)	0	(4,742)	0
Balance at March 31, 2023	$451,819	$0	$1,051,095	$(360,155)	$(36,056)	$1,106,703	$39,508

Balance at December 31, 2021	$449,118	$0	$1,187,001	$(538,464)	$16,362	$1,114,017	$63,202
Net Income (Loss)	0	0	55,863	0	0	55,863	(1,266)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(17,134)	(17,134)	(457)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	30,340
Consolidation (Deconsolidation)	0	0	0	0	0	0	(16,034)
Stock Award Activity	9,288	0	(12,116)	12,147	0	9,319	707
Dividends Declared	0	0	(24,952)	0	0	(24,952)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(4,339)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	(14,221)	0	0	(14,221)	14,221
Acquisition of Additional Equity of FHL	0	3,518	0	34,048	0	37,566	(37,805)
Purchase of Treasury Stock	0	0	0	(102,537)	0	(102,537)	0
Balance at March 31, 2022	$458,406	$3,518	$1,191,575	$(594,806)	$(772)	$1,057,921	$48,569
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2023	2022
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$71,466	$54,597
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Depreciation and Amortization	8,022	7,462
Share-Based Compensation Expense	10,680	9,288
Subsidiary Share-Based Compensation Expense	0	707
(Gain) Loss on Disposal of Assets	481	(150)
Provision (Benefit) for Deferred Income Taxes	(76)	2,342
Consolidation/(Deconsolidation) of Other Entities	(2,176)	(20)
Net Unrealized (Gain) Loss on Investments	(5,974)	11,847
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(8,383)	(30,937)
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	(15,232)	9,843
(Increase) Decrease in Prepaid Expenses and Other Assets	1,324	(2,892)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(61,621)	(88,206)
Increase (Decrease) in Other Liabilities	6,909	6,872
Net Cash Provided (Used) by Operating Activities	5,420	(19,247)
Investing Activities
Purchases of Investments—Affiliates and Other	(1,583)	(2,008)
Proceeds from Redemptions of Investments—Affiliates and Other	4,160	1,321
Cash Paid for Property and Equipment	(739)	(1,853)
Net Cash Provided (Used) by Investing Activities	1,838	(2,540)
Financing Activities
Dividends Paid	(24,149)	(24,953)
Purchases of Treasury Stock	(6,562)	(113,338)
Distributions to Noncontrolling Interests in Subsidiaries	(3,224)	(4,339)
Contributions from Noncontrolling Interests in Subsidiaries	12,776	30,340
Cash paid for Business Acquisitions	(857)	(6,913)
Proceeds from New Borrowings	0	488,300
Payments on Debt	0	(311,650)
Other Financing Activities	0	(2,586)
Net Cash Provided (Used) by Financing Activities	(22,016)	54,861
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	2,047	(4,505)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(12,711)	28,569
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	340,955	238,052
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	328,244	266,621
Less: Restricted Cash Recorded in Other Current Assets	3,867	4,289
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	394	289
Cash and Cash Equivalents	$323,983	$262,043
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
The Consolidated Financial Statements should be read in conjunction with Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022. Certain items reported in previous periods have been reclassified to conform to the current period’s presentation.
(2) Significant Accounting Policies
For a listing of Federated Hermes’ significant accounting policies, please refer to Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022.
(3) Business Combination
CWH Acquisition
Effective October 1, 2022, Federated Hermes completed the acquisition of substantially all of the assets of C.W. Henderson and Associates, Inc. (CWH), a Chicago-based registered investment advisor specializing in the management of tax-exempt municipal securities (CWH Acquisition). This acquisition will enhance Federated Hermes’ existing separately managed accounts business. The CWH Acquisition included an upfront cash payment of $28.1 million. The purchase agreement also provides for a series of contingent purchase price payments, which can total as much as $17.6 million in the aggregate and is payable annually over the first five years if certain levels of net revenue growth are achieved.
Federated Hermes has performed a valuation of the fair value of the CWH Acquisition. Due to the timing of the acquisition and status of the valuation work, the purchase price allocation for assets acquired (excluding the Right-of-Use Asset and the trade name Intangible Assets) and liabilities assumed (excluding the Lease Liability Assumed) is preliminary. Provisional amounts will be finalized as new information is obtained about facts and circumstances that existed as of October 1, 2022. Although preliminary results of the valuation are reflected in the Consolidated Financial Statements as of March 31, 2023, the final purchase price allocation may reflect adjustments to this preliminary valuation and such adjustments may be material. The following table summarizes the preliminary purchase price allocation determined as of the purchase date:

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

Notes to the Consolidated Financial Statements
(unaudited)
(4) Revenue from Contracts with Customers
The following table presents Federated Hermes’ revenue disaggregated by asset class:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Money market	$179,536	$86,290
Equity	124,653	146,856
Fixed-income	47,890	57,874
Other[1]	30,110	33,744
Total Revenue	$382,189	$324,764
1    Primarily includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), multi-asset and stewardship services revenue.
The following table presents Federated Hermes’ revenue disaggregated by performance obligation:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Asset Management[1]	$263,982	$232,994
Administrative Services	79,180	73,507
Distribution[2]	32,877	11,077
Other[3]	6,150	7,186
Total Revenue	$382,189	$324,764
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
The following table presents Federated Hermes’ revenue disaggregated by geographical market:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Domestic	$318,948	$246,809
Foreign[1]	63,241	77,955
Total Revenue	$382,189	$324,764
1    This represents revenue earned by non-U.S. domiciled subsidiaries.
The following table presents Federated Hermes’ revenue disaggregated by product type:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Federated Hermes Funds	$315,931	$257,335
Separate Accounts	62,093	62,773
Other[1]	4,165	4,656
Total Revenue	$382,189	$324,764
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

Notes to the Consolidated Financial Statements
(unaudited)
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at March 31, 2023. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to twelve months. Based on existing contracts and the applicable foreign exchange rates as of March 31, 2023, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2023	$7,791
2024	3,823
2025	1,236
2026 and Thereafter	372
Total Remaining Unsatisfied Performance Obligations	$13,222
(5) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes’ significant revenue concentration by asset class:

	Three Months Ended
	March 31,
	2023	2022
Money Market Assets	47%	27%
Equity Assets	33%	45%
Fixed-Income Assets	13%	18%
The change in the relative proportion of Federated Hermes’ revenue attributable to money market assets for the three months ended March 31, 2023 as compared to the same period in 2022, was primarily the result of an increase in money market revenue due to a decrease in fee waivers in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers). See section below entitled Low Short-Term Interest Rates.
The change in the relative proportion of Federated Hermes’ revenue attributable to equity and fixed-income assets for the three months ended March 31, 2023 as compared to the same period in 2022, was primarily the result of increased money market revenue due to the decrease in Voluntary Yield-related Fee Waivers and decreased equity and fixed-income revenue from lower average equity assets and fixed-income asset mix, respectively, in 2023.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the outbreak of a novel coronavirus (the Pandemic), the Federal Open Market Committee (FOMC) of the Federal Reserve Board (Fed) decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds was not sufficient to cover all of the fund’s operating expenses. Beginning in the first quarter 2020, Federated Hermes had implemented Voluntary Yield-related Fee Waivers. These waivers had been partially offset by related reductions in distribution expense as a result of Federated Hermes’ mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. In response to global economic activity and elevated inflation levels, the FOMC raised the federal funds target rate multiple times in 2022 and 2023. The range is currently 4.75% - 5.00% as of the March 2023 FOMC meeting. These rate increases eliminated the net negative pre-tax impact of the Voluntary Yield-related Fee Waivers in the second half of 2022.
There were no Voluntary Yield-related Fee Waivers during the quarter ended March 31, 2023. During the three months ended March 31, 2022, Voluntary Yield-related Fee Waivers totaled $75.8 million. These fee waivers were partially offset by related reductions in distribution expenses of $57.5 million, such that the net negative pre-tax impact to Federated Hermes was $18.3 million for the three months ended March 31, 2022.

Notes to the Consolidated Financial Statements
(unaudited)
(b) Revenue Concentration by Investment Fund Strategy
The following table presents Federated Hermes’ revenue concentration by investment fund strategy:

	Three Months Ended
	March 31,
	2023	2022
Federated Hermes Government Obligations Fund	14%	7%
Federated Hermes Strategic Value Dividend strategy[1]	10%	10%
1    Strategy includes Federated Hermes Funds and Separate Accounts.
A significant and prolonged decline in the AUM in these funds could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds.
(c) Revenue Concentration by Intermediary
Approximately 13% of Federated Hermes’ total revenue for the three-month period ended March 31, 2023 and 5% for the three-month period ended March 31, 2022 was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. The increase in 2023 was primarily due to a decrease in Voluntary Yield-related Fee Waivers. Significant negative changes in Federated Hermes’ relationship with this intermediary could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
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
In the ordinary course of business, Federated Hermes could implement fee waivers, rebates or expense reimbursements for various Federated Hermes Funds for competitive reasons (such as Voluntary Yield-related Fee Waivers or to maintain certain fund expense ratios/yields), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three months ended March 31, 2023, Fee Waivers totaled $125.2 million of which $96.1 million related to money market funds which meet the scope exception of the consolidation guidance. For the three months ended March 31, 2022, Fee Waivers totaled $198.5 million of which $164.8 million related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business could make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of money market Federated Hermes Funds. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund’s net asset value (NAV), increase the market-based NAV per share of the fund’s portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the three months ended March 31, 2023 and 2022.

Notes to the Consolidated Financial Statements
(unaudited)
In accordance with Federated Hermes’ consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of March 31, 2023 and December 31, 2022.
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
(b) Consolidated Variable Interest Entities
As of the periods ended March 31, 2023 and December 31, 2022, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes’ net interest in the consolidated VIEs for each period presented:

(in millions)	March 31, 2023	December 31, 2022
Cash and Cash Equivalents	$7.1	$8.0
Investments—Consolidated Investment Companies	23.7	50.1
Other Assets	2.6	0.7
Other Long-Term Assets	12.7	13.4
Less: Liabilities	7.7	5.7
Less: Accumulated Other Comprehensive Income (Loss), net of tax	0.7	1.2
Less: Redeemable Noncontrolling Interests in Subsidiaries	25.0	49.5
Federated Hermes’ Net Interest in VIEs	$12.7	$15.8
Federated Hermes’ net interest in the consolidated VIEs represents the value of Federated Hermes’ economic ownership interest in those VIEs. During the three months ended March 31, 2023, one VIE was deconsolidated when Federated Hermes’ ownership decreased due to investments from third-party investors. There was no material impact to the Consolidated Statements of Income as a result of this deconsolidation. There were no new consolidations of VIEs during the three months ended March 31, 2023.
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
At March 31, 2023 and December 31, 2022, Federated Hermes’ maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $68.7 million and $101.7 million, respectively, (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $5.1 billion and $5.4 billion at March 31, 2023 and December 31, 2022, respectively. Of the Receivables—Affiliates at both March 31, 2023 and December 31, 2022, $0.7 million was related to non-consolidated VIEs and represented Federated Hermes’ maximum risk of loss from non-consolidated VIE receivables.
(7) Investments
At March 31, 2023 and December 31, 2022, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $73.5 million and $67.0 million, respectively, primarily in mutual funds which represent equity investments for Federated Hermes, and held investments in Separate Accounts of $7.1 million and $9.5 million at March 31, 2023 and December 31, 2022, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes’ investments held in Separate Accounts as of March 31, 2023 and December 31, 2022 were primarily composed of stocks of large domestic and foreign companies ($3.1 million and $3.4 million, respectively) and domestic debt securities ($2.5 million and $4.6 million, respectively).

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
The investments held by consolidated Federated Hermes Funds as of March 31, 2023 and December 31, 2022 were primarily composed of domestic and foreign debt securities ($57.7 million and $57.8 million, respectively), stocks of large domestic and foreign companies ($18.6 million and $45.3 million, respectively), mutual funds ($3.5 million and $2.1 million, respectively) and stocks of small and mid-sized domestic and foreign companies ($3.5 million and $3.3 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes’ investments:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$3,621	$(5,188)
Net Realized Gains (Losses)[1]	(641)	(462)
Net Gains (Losses) on Investments—Consolidated Investment Companies	2,980	(5,650)
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	2,353	(6,659)
Net Realized Gains (Losses)[1]	159	614
Net Gains (Losses) on Investments—Affiliates and Other	2,512	(6,045)
Gain (Loss) on Securities, net	$5,492	$(11,695)
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

Notes to the Consolidated Financial Statements
(unaudited)
(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes’ financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2023
Financial Assets
Cash and Cash Equivalents	$323,983	$0	$0	$323,983
Investments—Consolidated Investment Companies	24,083	59,283	0	83,366
Investments—Affiliates and Other	77,972	2,643	25	80,640
Other[1]	6,624	3,490	0	10,114
Total Financial Assets	$432,662	$65,416	$25	$498,103

Total Financial Liabilities[2]	$0	$0	$7,831	$7,831

December 31, 2022
Financial Assets
Cash and Cash Equivalents	$336,782	$0	$0	$336,782
Investments—Consolidated Investment Companies	49,119	59,329	0	108,448
Investments—Affiliates and Other	71,369	5,130	25	76,524
Other[1]	6,538	469	0	7,007
Total Financial Assets	$463,808	$64,928	$25	$528,761

Total Financial Liabilities[2]	$27	$4	$8,439	$8,470
1    Amounts primarily consist of restricted cash, a derivative asset and security deposits as of March 31, 2023, and restricted cash and security deposits as of December 31, 2022.
2    Amounts primarily consist of acquisition-related future contingent consideration liabilities.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at March 31, 2023 or December 31, 2022.
Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $287.0 million and $289.8 million at March 31, 2023 and December 31, 2022, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
Investments—Consolidated Investment Companies
Investments—Consolidated Investment Companies represent securities held by consolidated Federated Hermes Funds. For publicly traded securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. The fair values of certain securities held by consolidated Federated Hermes Funds which are determined by third-party pricing services and utilize observable market inputs of comparable investments are classified within Level 2 of the valuation hierarchy.
Investments—Affiliates and Other
Investments—Affiliates and Other primarily represent investments in fluctuating-value Federated Hermes Funds, as well as investments held in Separate Accounts. For investments in fluctuating-value Federated Hermes Funds that are publicly available, the securities are valued under the market approach through the use of quoted market prices available in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy. For publicly traded securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. The fair values of certain securities which are determined by third-party pricing services and utilize observable market inputs of comparable investments are classified within Level 2 of the valuation hierarchy.

Notes to the Consolidated Financial Statements
(unaudited)
Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes could be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of March 31, 2023, acquisition-related future consideration liabilities of $7.8 million were primarily related to the CWH Acquisition and business combinations made in 2020 and were recorded in Other Current Liabilities ($1.0 million) and Other Long-Term Liabilities ($6.8 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes’ liability for future consideration payments related to these business combinations/asset acquisitions:

(in thousands)
Balance at December 31, 2022	$8,439
Changes in Fair Value	249
Contingent Consideration Payments	(857)
Balance at March 31, 2023	$7,831
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of March 31, 2023 and December 31, 2022, these investments totaled $18.9 million and $18.3 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2023.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes’ debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value, net of unamortized issuance costs in the amount of $2.4 million.
(9) Derivatives
Federated Hermes Limited (FHL), a British Pound Sterling-denominated subsidiary of Federated Hermes, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the USD. None of these forwards have been designated as hedging instruments for accounting purposes. As of March 31, 2023, FHL held foreign currency forwards with a combined notional amount of £74.2 million and expiration dates ranging from June 2023 through December 2023. Federated Hermes recorded $3.5 million in Other Current Assets on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of March 31, 2023.
As of December 31, 2022, FHL held foreign currency forward derivative instruments with a combined notional amount of £67.3 million and expiration dates ranging from March 2023 through September 2023. Federated Hermes recorded $0.5 million in Other Current Assets on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2022.
(10) Intangible Assets, including Goodwill
Intangible Assets, net at March 31, 2023 increased $1.8 million from December 31, 2022 primarily due to a $5.0 million increase in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations, partially offset by $3.3 million of amortization expense. See the Critical Accounting Policies section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Notes to the Consolidated Financial Statements
(unaudited)
Goodwill at March 31, 2023 increased $2.5 million from December 31, 2022 primarily as a result of foreign exchange rate fluctuations on goodwill denominated in a foreign currency.
(11) Debt
Unsecured Senior Notes
On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350 million ($350 million Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of March 31, 2023, $347.6 million, net of unamortized issuance costs in the amount of $2.4 million, was recorded in Long-Term Debt on the Consolidated Balance Sheets.
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
The Note Purchase Agreement includes an interest coverage ratio covenant and a leverage ratio covenant as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the period ended March 31, 2023. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
The Note Purchase Agreement includes certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the $350 million Notes if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required payments, insolvency, certain material misrepresentations and other proceedings, whether voluntary or involuntary, that would require repayment of the $350 million Notes prior to their stated date of maturity. Any such accelerated amounts would accrue interest at a default rate and could include an additional make-whole amount upon repayment. The $350 million Notes rank, without preference or priority, with other unsecured and senior indebtedness of Federated Hermes.
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
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, can elect to make discretionary principal payments. There was no activity on the Credit Agreement during the three months ended March 31, 2023.
As of March 31, 2023 and December 31, 2022, there were no outstanding borrowings under the revolving credit facility. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender’s commitment. As of March 31, 2023, Federated Hermes has $350 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.

Notes to the Consolidated Financial Statements
(unaudited)
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated Hermes was in compliance with all covenants at and during the three months ended March 31, 2023. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
(12) Share-Based Compensation
During the three months ended March 31, 2023, Federated Hermes awarded 375,796 shares of restricted Federated Hermes Class B common stock, all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period.
During 2022, Federated Hermes awarded 494,043 shares of restricted Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This bonus restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period. Federated Hermes also awarded 474,500 shares of restricted Class B common stock under this same Plan that generally vest over a ten-year period. In addition, Federated Hermes awarded 1,345,999 shares of restricted Class B common stock under the Federated Hermes UK Sub-Plan that generally vest over a five-year period. Of that amount, 1,183,066 shares were granted pursuant to award agreements to certain FHL employees in exchange for their beneficial interests in awards of restricted FHL shares in connection with the acquisition of the remaining FHL noncontrolling interests.
(13) Equity
In June 2022, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of March 31, 2023. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes’ board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the three months ended March 31, 2023, Federated Hermes repurchased approximately 0.1 million shares of its Class B common stock for $4.7 million, nearly all of which were repurchased in the open market. At March 31, 2023, approximately 4.6 million shares remain available to be repurchased under this share repurchase program.

Notes to the Consolidated Financial Statements
(unaudited)
The following table presents the activity for the Class B common stock and Treasury stock for the three months ended March 31, 2023 and 2022. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended
	March 31,
	2023	2022
Class B Shares
Beginning Balance	89,275,935	93,410,968
Stock Award Activity	375,796	1,692,542
Purchase of Treasury Stock	(132,592)	(3,039,917)
Ending Balance	89,519,139	92,063,593

Treasury Shares
Beginning Balance	10,229,521	16,094,488
Stock Award Activity	(375,796)	(1,692,542)
Purchase of Treasury Stock	132,592	3,039,917
Ending Balance	9,986,317	17,441,863
(14) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2023	2022
Numerator
Net Income Attributable to Federated Hermes, Inc.	$69,601	$55,863
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(3,509)	(2,443)
Total Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted	$66,092	$53,420
Denominator
Basic and Diluted Weighted-Average Federated Hermes Common Stock[2]	84,875	88,270
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted[2]	$0.78	$0.61
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
(15) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax, attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2022	$(45,676)
Other Comprehensive Income (Loss)	9,620
Balance at March 31, 2023	$(36,056)

Balance at December 31, 2021	$16,362
Other Comprehensive Income (Loss)	(17,134)
Balance at March 31, 2022	$(772)

Notes to the Consolidated Financial Statements
(unaudited)
(16) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	FHL and other entities	Total
Balance at December 31, 2022	$50,317	$11,504	$61,821
Net Income (Loss)	1,925	(60)	1,865
Other Comprehensive Income (Loss), net of tax	0	232	232
Subscriptions—Redeemable Noncontrolling Interest Holders	12,669	107	12,776
Consolidation/(Deconsolidation)	(33,962)	0	(33,962)
Distributions to Noncontrolling Interests in Subsidiaries	(2,499)	(725)	(3,224)
Balance at March 31, 2023	$28,450	$11,058	$39,508

Balance at December 31, 2021	$24,659	$38,543	$63,202
Net Income (Loss)	(1,744)	478	(1,266)
Other Comprehensive Income (Loss), net of tax	0	(457)	(457)
Subscriptions—Redeemable Noncontrolling Interest Holders	29,577	763	30,340
Consolidation/(Deconsolidation)	(16,034)	0	(16,034)
Stock Award Activity	0	707	707
Distributions to Noncontrolling Interests in Subsidiaries	(771)	(3,568)	(4,339)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests in FHL	0	14,221	14,221
Acquisition of Additional Equity of FHL	0	(37,805)	(37,805)
Balance at March 31, 2022	$35,687	$12,882	$48,569
(17) Commitments and Contingencies
(a) Contractual
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes is obligated to make future payments under various agreements to which it is a party. See Note (8) for additional information regarding these payments.
(b) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated Hermes guarantee certain financial obligations of Federated Hermes, Inc. and of other consolidated subsidiaries, and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly-owned subsidiaries. In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes’ right to challenge the claim. Further, Federated Hermes’ obligations under these agreements can be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes’ obligations and the unique facts and circumstances involved in each particular agreement. As of March 31, 2023, management does not believe that a material loss related to any of these matters is reasonably possible.
(c) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of March 31, 2023, Federated Hermes does not believe that a material loss related to any of these claims is reasonably possible.

Notes to the Consolidated Financial Statements
(unaudited)
(d) Other
During the first quarter 2023, an administrative error was identified related to a failure to register certain shares issued by a Federated Hermes tender fund. Federated Hermes currently estimates a probable cost of $19.6 million related to correcting the issue, which is recorded to Accounts Payable and Accrued Expenses at March 31, 2023. While a determination of coverage has not yet been issued, management expects that a corresponding insurance reimbursement is probable to be received. Accordingly, $17.1 million has been recorded to Receivables, net at March 31, 2023, resulting in $2.5 million being recorded to Operating Expenses - Other representing Federated Hermes' retention under the policy. Changes to these estimates and expectations, which are contingent upon completion of regulatory and insurer review/discussion and acceptance by the affected shareholders that purchased unregistered shares, could occur based on various factors and those changes could be material.
(18) Subsequent Events
On April 27, 2023, Federated Hermes’ board of directors declared a $0.28 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of May 8, 2023 to be paid on May 15, 2023.

Part I, Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations (unaudited)
The discussion and analysis below should be read in conjunction with the Consolidated Financial Statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022.
General
Federated Hermes is a global leader in active, responsible investing with $701.0 billion in managed assets as of March 31, 2023. The majority of Federated Hermes’ revenue is derived from advising Federated Hermes Funds and Separate Accounts in domestic and international public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship and real estate development services.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based and are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated Hermes’ revenue is primarily dependent upon factors that affect the value of managed/serviced assets, including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated Hermes’ public market investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement, while managed assets in Federated Hermes’ private market investment products and strategies are subject to restrictions and withdrawals. Fee rates for Federated Hermes’ services generally vary by asset and service type and can vary based on changes in asset levels. Generally, advisory fees charged for services provided to multi-asset and equity products and strategies are higher than advisory fees charged to alternative/private markets and fixed-income products and strategies, which in turn are higher than advisory fees charged to money market products and strategies. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated Hermes can implement Fee Waivers for competitive reasons such as Voluntary Yield-related Fee Waivers, to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements. Since Federated Hermes’ public market products are largely distributed and serviced through financial intermediaries, Federated Hermes pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products and strategies. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds.
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
Business Developments
Pandemic
Federated Hermes continues to actively monitor and assess any lingering potential impacts of the Pandemic on Federated Hermes’ employees and business, results of operations, financial condition, cash flows, and stock price (collectively, Financial Condition). The Pandemic adversely impacted the global economy, contributed to significant volatility in financial markets and impacted the workforce and recruiting practices. Over the course of the Pandemic, many jurisdictions instituted quarantines, imposed limitations on travel, and restricted access to offices and public venues, some of which are ongoing or could reoccur, and many businesses implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the containment and impact of the Pandemic, created significant disruption in economic activity. Throughout the Pandemic, there has not been a significant disruption of Federated Hermes’ business processes, allowing it to remain fully operational and to continue to provide services to its customers. As of March 31, 2023, while Federated Hermes’ business operations continue to adapt to a remote and current hybrid working environment, the Pandemic has not materially affected Federated Hermes’ Financial Condition (as defined below) during the first quarter 2023. A further prolonged period of economic and financial distress and volatility as a result of the Pandemic could exacerbate human resource capital management, economic, market and other risks, and could impact, including in a material way, Federated Hermes’ Financial Condition. The aggregate extent to which the Pandemic, including existing and new variants, and its related impact on the global economy and financial markets, affects Federated Hermes’ Financial Condition, will depend on future developments that are highly uncertain and cannot be predicted, including any residual effects of the Pandemic, the emergence and spread of variants, any prevalence of severe, unconstrained and/or escalating rates of infection in certain countries and regions, the availability, adoption and efficacy of treatments and vaccines, and future actions taken by governmental authorities, central banks and other third parties in response to such events.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the Pandemic, the FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds was not sufficient to cover all of the fund’s operating expenses. Beginning in the first quarter 2020, Federated Hermes had implemented Voluntary Yield-related Fee Waivers. These waivers had been partially offset by related reductions in distribution expense as a result of Federated Hermes’ mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. In response to global economic activity and elevated inflation levels, the FOMC raised the federal funds target rate multiple times in 2022 and 2023. The range is currently 4.75% - 5.00% as of the March 2023 FOMC meeting. These rate increases eliminated the net negative pre-tax impact of the Voluntary Yield-related Fee Waivers in the second half of 2022.
There were no Voluntary Yield-related Fee Waivers during the quarter ended March 31, 2023. During the three months ended March 31, 2022, Voluntary Yield-related Fee Waivers totaled $75.8 million. These fee waivers were partially offset by related reductions in distribution expenses of $57.5 million, such that the net negative pre-tax impact to Federated Hermes was $18.3 million for the three months ended March 31, 2022.
Current Regulatory Environment
The following discussion focuses on various aspects of the current regulatory environment in which Federated Hermes operated its business during the first quarter 2023. Please see Federated Hermes’ prior public filings, including, the discussions under Item 1 – Business – Current Regulatory Environment – Domestic and Item 1 – Business – Current Regulatory Environment – International, in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022, for historical information on the regulatory environment, and related regulatory developments, for periods prior to December 31, 2022, which also includes further background information relevant to certain of the matters discussed below.
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
Domestic
The pace of new proposed and final laws, rules and regulations and other regulatory activity is expected to increase in 2023. Despite receiving criticism for the expedited pace of new regulation, the SEC (among other regulatory authorities, self-regulatory organizations, or exchanges) has continued to advance its robust rulemaking initiatives. For example, in the first quarter 2023, among other final rules and proposed rules, the SEC promulgated a final rule shortening the securities transaction settlement cycle to T+1 and proposed rules on: (1) safeguarding advisory client assets; (2) cybersecurity risk management rule for broker-dealers, clearing agencies, major security-based swap participants, the Municipal Securities Rulemaking Board, national securities associations, national securities exchanges, security-based swap data repositories, security-based swap dealers, and transfer agents; (3) Regulation S-P: privacy of consumer financial information and safeguarding customer information; (4) the prohibition against conflicts of interest in certain securitizations; and (5) regulation systems compliance and integrity.
Based on the SEC’s Fall 2022 Unified Agenda of Regulatory and Declaratory Actions (SEC Fall Reg Flex Agenda), which identified 52 rulemaking initiatives on the SEC’s calendar for 2023, the SEC expects to promulgate 25 or more additional final rules and 10 or more additional proposed rules in 2023. These final and proposed rules are expected to impose significant new requirements on the investment management industry, including Federated Hermes. Examples of final rules that are expected to be issued in 2023 include money market fund reform, climate change disclosure, cybersecurity risk governance for issuers, investment advisors and investment companies, investment company names, and loan or borrowing of securities, among other topics. Examples of proposed rules expected to be issued in 2023 include human capital management disclosure, corporate board diversity, outsourcing by investment advisors, and exchange-traded products.
On March 12 and 13, 2023, respectively, two banks failed as a result of a banking crisis stemming from deposit reductions. Rising interest rates, growing fears of a recession, deposit risks, and potential losses on security holdings eroding bank stability/profitability continue to weigh on the financial industry. Amidst this background, in prepared remarks released on March 30, 2023, Secretary of the Treasury, Janet L. Yellen proclaimed: “Today, the U.S. banking system is sound, even as it has come under pressure.” In those same remarks, Treasury Secretary Yellen reiterated that mitigating vulnerabilities in nonbank intermediation, including money market and open-end funds, remains one of the Financial Stability Oversight Council’s (FSOC) top priorities. Treasury Secretary Yellen stated: “If there is any place where the vulnerabilities of the system to runs and fire sales have been clear-cut, it is money market funds. These funds are widely used by retail and institutional investors for cash management; they provide a close substitute for bank deposits.” She further stated: “The structural vulnerabilities at the heart of money market and open-end funds aren’t new. In the banking sector, capital and liquidity requirements and federal deposit insurance reduce the likelihood of runs taking place. In case runs occur, access to the discount window helps provide buffers for banks. Yet the financial stability risks posed by money market and open-end funds have not been sufficiently addressed.”
These remarks by Treasury Secretary Yellen evidence that, after three years of analysis and debate, regulators maintain their focus on the market conditions that existed in March 2020, and their impact on open-end funds, including institutional prime and municipal (or tax-exempt) money market funds. The latest SEC proposed money market fund reforms, issued on December 15, 2021, which purportedly would improve the resilience and transparency of money market funds by: (1) increasing minimum liquidity requirements to provide a more substantial buffer in the event of rapid redemptions; (2) removing the ability of money market funds to impose liquidity fees and redemption gates when they fall below a 30% liquid asset requirement, which would eliminate an incentive for preemptive redemptions; (3) requiring certain money market funds to implement swing pricing so that redeeming investors bear the liquidity costs of their redemptions; and (4) enhancing certain reporting requirements to improve the SEC’s ability to monitor and analyze money market fund data.
Federated Hermes has continued, and will continue, to actively participate in the debate surrounding money market fund reforms. Consistent with prior comment letters and meetings with SEC Commissioners and SEC staff, Federated Hermes maintains its position that: (1) swing pricing will regulate institutional prime money market funds out of existence; (2) discretionary fees and gates administered by fund boards through the exercise of their fiduciary duty are the best alternatives for money market funds; (3) eliminating the link between mandatory fees and gates and a 30% liquid asset requirement is most appropriate; and (4) a four-digit Net Asset Value (NAV) for government money market funds to deal with the possibility of negative interest rates is not a better solution than allowing the use of a reverse distribution mechanism (RDM). In another prior comment letter, among other comments, Federated Hermes reiterated its concerns that: (1) the SEC’s proposed amendments to Form N-MFP, stress testing requirements, and four-digit NAV will further harm money market funds and their investors and intermediaries without corresponding benefits; (2) the SEC has not developed and put forward data to support the more radical aspects of its proposal, in particular swing pricing; and (3) swing pricing tied to a specific metric could itself trigger mass redemptions or serve as an opening for market timers to game the rule.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
In two comment letters to the SEC dated April 18, 2023, Federated Hermes explained how the Fed’s policy of engaging in large-scale quantitative easing quickly followed by rapid interest rate increases and quantitative tightening resulted in the banking crisis, and that the SEC’s structural, operational, and other money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014, and related guidance (collectively, 2014 Money Fund Rules and Guidance), which caused cash to flow from institutional prime and municipal money market funds to uninsured bank deposit accounts, contributed to the banking crises. In these letters, Federated Hermes asserted, among other points, that: (1) institutional prime and municipal money market funds are safer than uninsured bank deposits; (2) institutional prime and municipal money market funds have less systemic risk than equivalent bank deposits; and (3) the SEC’s most recently proposed money market fund reforms will increase systemic risk by driving institutions into less regulated vehicles (or securities subject to fire sales) or bank deposits (which likely would be uninsured). Federated Hermes concluded that the SEC should pause or withdraw its most recently proposed money market fund reforms and re-examine the 2014 Money Fund Rules and Guidance to remove the link between redemption fees and gates and regulatory liquid asset requirements, and that the FSOC should consider how certain banks would be better served by moving uninsured institutional depositor cash into money market funds.
In a February 15, 2023 letter to the U.S. Government General Accounting Office (GAO), Federated Hermes noted that a February 2, 2023 GAO report on money market mutual funds performance during the Spring 2020 Pandemic-induced market crisis concluded: (1) the SEC has not gathered or analyzed any cost/benefit data in support of swing pricing, the four digit pricing of government securities money market funds or retail money market funds, or other aspects of its proposal, only anecdotes; (2) retail prime, tax-exempt and government money market funds did not suffer material redemptions during the 2020 crisis; (3) the weight of the data does not indicate that money market funds had a detrimental impact on the short-term credit markets or the financial system during the 2020 crisis; and (4) there is a consensus that the linkage of fees and gates to regulatory liquid asset requirements by the 2014 Money Fund Rules and Guidance drove redemptions from prime institutional money market funds during the Pandemic. In that letter, Federated Hermes asserts that these “conclusions in the Report make clear that the only aspect of the SEC proposal that is supported by the record is to decouple consideration of redemption gates and fees from the DLA or other regulatory minimum liquid asset levels.
Federated Hermes believes that, once unencumbered from the perils of an inappropriate linkage between liquid asset requirements and liquidity fees and redemption gates, money market funds have sufficient liquidity levels currently to protect investors from dilution. Federated Hermes supports the use of a RDM in a negative rate environment. Federated Hermes has opposed the SEC’s prohibition on the use of a RDM to maintain the stable NAVs of government money market funds because, among other reasons, the SEC’s prohibition on the use of a RDM: (1) does not reflect any formal investment management industry feedback; and (2) will eliminate the use of government money market funds as sweep investments. Federated Hermes also has asserted that, due to the significant technology investments that would be necessary for market participants to modify transaction systems to process transactions in a hypothetical negative yield scenario without using a RDM, the absence of a RDM could lead to material outflows in U.S. government money market funds to bank deposits or non-regulated investment products, consistent with the notion of regulating government money market funds out of existence. Federated Hermes has argued that the use of a RDM is the clear investor preference and would preserve money market funds as an investment product for all stakeholders, and that the SEC’s concerns over investor confusion regarding the operation of a RDM can be adequately addressed through disclosure.
Management believes money market funds provide a more attractive investment opportunity compared to other competing products, such as insured and uninsured deposit account alternatives. Management also believes that money market funds are investment products that have proven their resiliency. While Federated Hermes agrees that certain regulations could be improved such improvements should be measured and appropriate, preserving investors’ ability to invest in all types of money market funds. Federated Hermes also supports efforts to permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements imposed under the 2014 Money Fund Rules and Guidance for, institutional and municipal (or tax-exempt) money market funds. Legislation has been re-introduced in both the Senate and the House of Representatives in a continuing effort to get these money market fund reform revisions regarding the use of amortized cost passed and signed into law.
On November 2, 2022, the SEC issued a proposing release in which it proposed amendments to Rule 22c-1 (the voluntary swing pricing rule) and Rule 22e-4 (the liquidity rule) under the 1940 Act and certain disclosure forms under the 1940 Act for open-end management investment companies, other than money market funds and exchange-traded funds. The amendments outlined in the proposing release include, among others: (1) mandating swing pricing for such funds during times of stressed market conditions; (2) implementing a “hard close” for such funds, whereby purchase and redemption orders must be received by a fund, its transfer agent or a registered clearing agency by an established cut-off time to receive the applicable day’s price; (3) eliminating the “less liquid” investment category from the existing four category liquidity classification framework under

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Rule 22e-4 of the 1940 Act, and thereby broadening the “illiquid” investment category; (4) requiring such funds to classify all portfolio investments daily instead of monthly; (5) mandating such funds to determine and maintain a highly liquid investment minimum (HLIM) equal to at least 10% of net assets; and (6) imposing expanded Form N-PORT reporting and disclosure obligations on such funds. In the proposing release the SEC contends that the proposed amendments would “enhance funds’ liquidity risk management to help better prepare them for stressed market conditions and to require the use of swing pricing for certain funds in certain circumstances to limit dilution” and also “enhance open-end fund resilience in periods of market stress by promoting funds’ ability to meet redemptions in a timely manner while limiting dilution of remaining shareholders’ interests in the fund.” In its comment letter dated February 14, 2023, Federated Hermes supported the comments and recommendations of the Investment Company Institute (ICI) and the Securities Industry and Financial Markets Association (SIFMA) on the proposal, including strongly opposing the use of swing pricing because the implementation of swing pricing is unnecessary to achieve the SEC’s desired objective, would be extremely costly, would be very difficult for the industry to implement, would be difficult for investors to understand and would represent an unwarranted change in the character of a hugely popular investment vehicle which provides investors with the benefits of professional management, diversification and access to the capital markets to help them meet their financial goals. Federated Hermes noted that there are less onerous alternatives to mandating swing pricing in those limited circumstances where material dilution is a real concern, such as discretionary liquidity fees to be applied at a fund’s board’s discretion in the exercise of its fiduciary duty to a fund and its shareholders. Federated Hermes strongly opposes a hard close concept, which was proposed to ensure fund managers have the appropriate data necessary to determine whether a fund’s NAV should be adjusted via swing pricing, but which would result in unintended consequences to third-party intermediaries and underlying investors and would be particularly detrimental to retirement plan participants in 401(k) plans using open-end mutual funds on their menu. Federated Hermes strongly opposes eliminating the “less liquid” investment category from the existing four category liquidity classification framework under the liquidity rule because funds investing primarily in bank loans will not be able to comply with the 15% limit on illiquid investments under the 1940 Act, subjecting these funds to undeserving harm. The comment period for this proposal ended on February 14, 2023.
The SEC, the FSOC and other federal regulators also continue to focus on climate and environmental, social, and governance (ESG) -related disclosures by corporate issuers, registered investment advisors and registered investment companies. Specifically, the corporate issuer proposal mandates, among other things, certain climate risk disclosures by public companies, such as Federated Hermes, including on Form 10-K, about a company’s governance, risk management, and strategy with respect to climate-related risks. The proposal incorporates certain concepts and vocabulary from the Task Force on Climate-related Financial Disclosures (TCFD) and the Greenhouse Gas Protocol (GHG Protocol) as part of the proposed disclosure regime. For example, the proposal would require disclosure of quantitative metrics to assess a company’s exposure to greenhouse gas emissions. A company would be required to disclose its Scope 1 and Scope 2 greenhouse gas emissions, which would be emissions under the GHG Protocol that “result directly or indirectly from facilities owned or activities controlled by a registrant.” Certain registrants also would be required to disclose Scope 3 emissions, which would be the emissions from upstream and downstream activities in a company’s value chain, if such emissions were material to investors or if the company had made a commitment that included reference to Scope 3 emissions. Consistent with its previously submitted comment letter, Federated Hermes continues to support the ICI’s comments to the SEC on the proposal, including, among others, that: (1) any final rule should only require companies to provide material climate risk-related information in a company’s Form 10-K, with any non-material information required by any amendments to Regulation S-K to be provided in a new climate report; (2) the SEC not amend Regulation S-X to require a company to provide material financial metrics in footnotes to its financial statements; and (3) it is premature to require disclosure of Scope 3 emissions data. Federated Hermes also continues to believe that any SEC rule on climate disclosure should: (1) supplement its principles-based disclosure regime, not replace it with prescriptive metrics; (2) focus on material disclosures; and (3) maintain the global competitiveness of U.S. capital markets.
The SEC also has issued proposed amendments to Rule 35d-1 under the 1940 Act (Names Rule). Federated Hermes continues to support the retention of the current approach under the Names Rule for the 80% investment policy requirement and temporary investment exceptions.
The SEC’s aggressive rulemaking, particularly regarding climate/ESG disclosure, could be challenged by legislators and in the courts by investment management industry participants and other industry groups. Particularly in the context of climate/ESG disclosures, the likely success of any challenge could be bolstered in light of the U.S. Supreme Court’s recent decision in West Virginia vs. Environmental Protection Agency, in which the Supreme Court weakened the deference given to an administrative agency’s regulatory authority by applying the “Major Questions Doctrine,” which the Supreme Court has used to require courts to defer to Congress rather than administrative agencies regarding matters that it concludes have significant economic and/or political impact if it believes that Congress did not specifically grant such powers to an agency.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
On October 3, 2022, the FSOC established the Climate-related Financial Risk Advisory Committee to aid in the assessment of climate-related financial risk. On November 22, 2022, the Department of Labor (DOL) issued its “Final Rule on Prudence and Loyalty in Selecting Plan Investments and Exercising Shareholder Rights” (New DOL ESG/Proxy Voting Rule) substantially as proposed with a few clarifications. On January 26, 2023, Attorneys General from 25 states filed a lawsuit against the DOL seeking to postpone the January 30, 2023 effective date for the New DOL ESG/Proxy Voting Rule and to have it declared unlawful on the basis that it violates ERISA and runs afoul of the Administrative Procedures Act because it is allegedly arbitrary and capricious. Federated Hermes is monitoring this lawsuit. On February 7, 2023, the U.S. Senate passed joint resolution 30, which exercised Congress’s rights under the Congressional Review Act to block the New DOL ESG/Proxy Voting Rule from coming into effect. The resolution was vetoed by the President on March 20, 2023. In response, on March 16, 2023, 19 Republican governors issued a letter jointly condemning the new DOL ESG/Proxy Voting Rule, as well as ESG practices in public finance and private securities markets.
On October 13, 2022, the SEC staff issued a Frequently Asked Questions (“FAQ”) relating to investment advisor consideration of diversity, equity, and inclusion (“DEI”) factors when recommending or selecting other investment advisors for clients. The FAQ states that an advisor can consider DEI factors among a variety of factors, provided that the use of such factors is consistent with a client’s objectives, the scope of the relationship, and the advisor’s disclosures. The SEC staff also stated that advisors are not required to pre-qualify consideration of DEI factors based on minimum AUM or length of track record.
Large index asset managers also are garnering attention from the Senate Banking Committee, with certain members of the Committee asserting that these asset managers exercise outsized influence over the market (via proxy voting power) and use that influence to advance ESG and diversity, equity, and inclusion goals that are not connected to financial performance. Actions taken by federal and state political representatives have suggested that asset managers participating in certain ESG initiatives could violate antitrust laws. For example, on August 4, 2022, 19 Republican Attorneys General published a letter stating that, among other things, a large asset manager’s “coordinated conduct with other financial institutions” because of its membership in certain ESG initiatives, among others, raises antitrust concerns because it “appear[s] to intentionally restrain and harm the competitiveness of the energy markets.” On November 21, 2022, 15 Democratic Attorneys General published a response supporting fund managers’ consideration of ESG factors. The response letter states that the claim that asset managers that consider ESG factors could be violating antitrust and competition laws is unsupported. In November 2022, House Judiciary Committee Republicans launched an investigation aimed at assessing whether major climate groups that spearhead ESG initiatives are violating antitrust laws when they coordinate groups to achieve ESG-related policy goals, which aids anticompetitive and unlawful agreements and behavior (e.g., withdrawing investment from the oil and gas industry (or particular companies) or mandating that companies adhere to certain ESG related principles (through the proxy voting process)).
There also have been stepped up efforts by states to ensure ESG investment strategies are not modifying their investment decisions to emphasize ESG factors due to the values of the asset manager versus their impact on investment returns. Virtually all states have proposed or enacted legislation addressing ESG. One type of ESG legislation generally falls into two categories: (1) legislation that targets asset managers who “boycott” industries, such as oil and gas companies, as defined by their excluding or otherwise underweighting exposure to these companies due to their desire to direct capital away from the industry, not for financial return purposes. Certain of these states maintain a list of asset managers who have been banned from managing state assets; and (2) restrictions on the use of ESG factors in investment decisions, which seek to prohibit asset managers from making investment decisions which are outside of a risk/return objective. Generally, this type of ESG legislation includes provisions that require asset managers to uphold their fiduciary duty to focus on risk/reward and take all material risks into consideration when managing assets.
A second type of ESG-legislation includes: (1) legislation that promotes divestment from specific industries; and (2) legislation that requires an asset manager to consider ESG factors when making risk/return decisions for their portfolios. Generally, this type of ESG legislation models traditional active asset management processes which include qualitative evaluation of risk and opportunity alongside financial indicators. This type of ESG legislation may require a manager to illustrate to a State governing body how it considers those factors and, if required, how the manager withholds from investing in specific companies.
In addition to legislation, on March 31, 2023, 21 state Attorneys General sent letters to 53 asset managers advising them to uphold their fiduciary duty when managing assets, engaging with companies, and voting proxies for their states.
Federated Hermes believes that it is appropriate to integrate ESG factors within traditional qualitative analysis of risk/returns for purposes of assessing risks and opportunities within the time horizon of the strategy in an effort to obtain long-term returns for clients and shareholders.

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
Other actions by the DOL also impact the investment management industry, including Federated Hermes. In its Fall 2022 Agency Rule List (DOL Fall Agency Rule List), the DOL indicated that it would be proposing another new fiduciary rule by December 2022, however, the new fiduciary rule has not yet been issued or forwarded to the Office of Management and Budget (OMB) for consideration. According to the DOL Fall Agency Rule List, the new proposed fiduciary rule will amend the regulatory definition of the term “fiduciary” to more appropriately define when persons who render investment advice for a fee to employee benefit plans and individual retirement accounts (IRA) are fiduciaries for purposes of the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code of 1986, as amended. The DOL also has indicated that, in conjunction with this rulemaking, the Employee Benefits Security Administration (EBSA) will evaluate available prohibited transaction class exemptions and propose amendments or new exemptions to ensure consistent protection of employee benefit plans and IRA investors.
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
Since the beginning of the first quarter 2023, other proposed rules, new guidance and other actions have been issued or taken that impact U.S. investment management industry participants, including Federated Hermes. Federated Hermes is reviewing these Regulatory Developments and their impact on its business. For example:
•On April 21, 2023, the FSOC issued (1) a proposed analytic framework for financial stability risk identification, assessment, and response, and (2) proposed guidance on nonbank financial company designations, along with requests for public comment on these proposals. The proposed new framework is purportedly intended to provide greater transparency to the public about how the FSOC identifies, assesses, and addresses potential risks to financial stability, regardless of whether the risk stems from activities or firms. The proposed interpretative guidance on the FSOC’s procedures for designating nonbank financial companies for Fed supervision and enhanced prudential standards would replace the FSOC’s existing guidance issued in 2019 and describes the procedural steps the FSOC would take in considering whether to designate a nonbank financial company. The comment periods on the proposals will end 60 days after their publication in the Federal Register.
•On March 22, 2023, the SEC proposed a requirement to electronically file or submit on EDGAR, using structured data where appropriate, forms filed or submitted by self-regulatory organizations as required by the 1934 Act. The proposed

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
amendments would also make certain changes regarding the Financial and Operational Combined Uniform Single (FOCUS) Report. Comments on the proposal are due 30 days after publication in the Federal Register or May 22, 2023, whichever is later.
•On March 15, 2023, the SEC proposed amendments to Regulation S-P that would require broker-dealers, investment companies, and registered investment advisors to adopt written policies and procedures for incident response programs to address unauthorized access to, or use of, customer information, including procedures for providing timely notification to individuals affected by an incident involving sensitive customer information with details about the incident and information designed to help affected individuals respond appropriately. The proposed amendment also broadens the requirements for safeguarding customer records and information, and for properly disposing of consumer report information. In addition, the proposed amendments extend the application of the safeguard provisions to transfer agents and will include requirements to maintain written records documenting compliance with the proposed amended rules. Finally, the proposed amendments would conform annual privacy notice delivery provisions to the terms of an exception provided by a statutory amendment to the Gramm-Leach-Bliley Act. Comments on the proposed amendments are due on or before June 5, 2023.
•On March 15, 2023, the SEC reopened the comment period for its prior release “Investment Management Cybersecurity Release”, which proposed new rules under the Advisers Act and the 1940 Act that would require registered investment advisors and investment companies to adopt and implement written cybersecurity policies and procedures reasonably designed to address cybersecurity risks, disclose information about cybersecurity risks and incidents, report information confidentially to the SEC about certain cybersecurity incidents, and maintain related records. Under the reopened comment period, comments are due on or before May 22, 2023.
•On March 15, 2023, the SEC proposed a new rule and form and amendments to existing recordkeeping rules to require broker-dealers, clearing agencies, major security-based swap participants, the Municipal Securities Rulemaking Board, national securities associations, national securities exchanges, security-based swap data repositories, security-based swap dealers, and transfer agents to address cybersecurity risks through, among other things: (1) policies and procedures; (2) immediate notification to the SEC of the occurrence of a significant cybersecurity incident and, as applicable, reporting detailed information to the SEC about a significant cybersecurity incident; and (3) public disclosures, that are intended to improve transparency with respect to cybersecurity risks and significant cybersecurity incidents. Comments on the proposed rule and amendments are due on or before June 5, 2023.
•On March 15, 2023, the SEC proposed amendments to Regulation Systems Compliance and Integrity (Regulation SCI) under the 1934 Act. The proposed amendments would expand the definition of “SCI entity” to include a broader range of key market participants in the U.S. securities market infrastructure and update certain provisions of Regulation SCI to take account of developments in the technology landscape of the markets since the adoption of Regulation SCI in 2014. The proposed expansion would add the following entities to the definition of “SCI entity”: registered security-based swap data repositories; registered broker-dealers exceeding an asset or transaction activity threshold; and additional clearing agencies exempted from registration. The proposed updates would amend provisions of Regulation SCI relating to: (1) systems classification and lifecycle management; (2) third party/vendor management; (3) cybersecurity; (4) the SCI review; (5) the role of current SCI industry standards; and (6) recordkeeping and related matters. The SEC is also requesting comment on whether significant-volume alternative trading systems and/or broker-dealers using electronic or automated systems for trading of corporate debt securities or municipal securities should be subject to Regulation SCI. The comment period for the proposed amendments will end 60 days after the proposed amendments are published in the Federal Register.
•On February 21, 2023, the National Labor Relations Board (NLRB), in the McLaren Macomb decision concluded that non-disparagement and confidentiality clauses infringe on an employee's rights under Section 7 of the National Labor Relations Act (NLRA) because they may dissuade protected employee activity. The NLRB's General Counsel, on March 22, 2023, released guidance (General Counsel Memorandum GC 23-05) directing NLRB Regional offices to broadly interpret the McLaren Macomb decision. The General Counsel Memorandum clarifies a number of issues, including that the prohibitions on overly broad confidentiality and non-disparagement clauses apply retroactively to agreements already entered into, that maintaining such agreements is a continuing violation not subject to the NLRA's six-month statute of limitations, that overly broad confidentiality and non-disparagement provisions generally will not invalidate other lawful provisions of the agreement, and that employers cannot retaliate against supervisors who refuse to proffer an unlawfully overbroad severance agreement to an employee.
•On February 15, 2023, the SEC proposed to exercise its authority under section 411 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) by amending and redesignating Rule 206(4)-2 under the Advisers Act (Custody Rule) to enhance investor protections relating to custody of advisory client assets. The proposed amendments, if

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
adopted as proposed, would, among other things: (1) explicitly include an investment advisor’s discretionary authority to trade client assets and the ability to transfer client assets within the definition of “custody” under the Custody Rule; (2) expand the Custody Rule to cover a broader array of advisory activities and client assets beyond “client funds and securities”, which would include digital assets; (3) require investment advisors to enter into written agreements with each qualified custodian that maintains possession or control of client assets and obtain reasonable assurances in writing that the custodian will take certain actions, including responding to SEC information requests; and (4) update related recordkeeping and reporting requirements for investment advisors. The comment period for the proposed rule will end on May 8, 2023.
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
•On January 25, 2023, the SEC issued a proposed rule to prohibit conflicts of interest in certain securitization transactions as required by Congress in the Dodd-Frank Act. The proposed rule would prohibit securitization participants from engaging in certain transactions that could incentivize a securitization participant to structure an asset-backed security (ABS) in a way that would put the securitization participant’s interests ahead of those of ABS investors. The public comment period ended on March 27, 2023.
•On January 5, 2023, the Federal Trade Commission (FTC) released a proposed rule that, if adopted, would ban employers from using noncompetition agreements to restrict the mobility of paid or unpaid employees, independent contractors, interns, volunteers, and apprentices. The proposed rule broadly defines a “non-compete clause” as “a contractual term between an employer and a worker that prevents the worker from seeking or accepting employment with a person, or operating a business, after the conclusion of the worker’s employment with the employer.” The proposed rule would apply to explicit noncompetition agreements as well as “de facto” noncompetition agreements which have the effect of prohibiting workers from seeking or accepting new employment. The FTC maintains that the proposed rule is not intended to prohibit reasonably tailored non-solicitation agreements. As support for its proposed rule, the FTC maintains that noncompetition agreements suppress wages, stifle innovation, and make it harder for entrepreneurs to start new businesses. The only exception is for noncompetition agreements used as part of a sale-of-business contract with a 25% or more owner of the business being sold. The public comment period ended on March 10, 2023.
Federated Hermes continues to monitor developments regarding previously issued regulatory proposals and developments, including, among others: (1) amendments to Rule 10b5-1 under the 1934 Act; (2) a proposed rule to establish an SEC standard for best execution for broker-dealers; (3) a proposed rule to update the disclosure required under Rule 605 of Regulation NMS for order executions in national market system stocks; (4) amendments to Form N-PX; (5) rules requiring the recovery of erroneously-awarded compensation; (6) amendments to the requirements for annual and semi-annual shareholder reports provided by mutual funds and exchange-traded funds (ETF) to highlight key information for investors; (7) a proposed rule and related amendments to prohibit SEC-registered investment advisors from outsourcing certain services or functions to service providers without meeting certain minimum requirements; and (8) amendments to the electronic recordkeeping requirements for broker-dealers, security-based swap dealers, and major security-based swap participants purportedly to modernize recordkeeping requirements and make the requirements adaptable to new technologies in electronic recordkeeping. Federated Hermes submitted comment letters on certain of the above prior proposals and amendments. Please refer to our prior quarterly reports on Form 10-Q and annual reports on Form 10-K for further information regarding other Regulatory Developments that can affect Federated Hermes’ Financial Condition.
In addition to the above Regulatory Developments, as noted above, the SEC and other regulators also continue in 2023, to conduct risk-based, for cause and sweep examinations, bring enforcement actions, and review and comment on issuer and fund filings. In addition to routine and for cause examinations conducted on individual firms, SEC sweep exams have included, or are expected to include examinations regarding the investment advisor marketing rule, ETF revenue sharing payments, ESG practices and disclosures, and approval of registered investment company advisory fees, among others. It has been reported that the SEC’s examination priorities in 2023 are anticipated to include private funds, ESG investing, Regulation Best Interest (Reg BI), information security and operational resiliency, cryptocurrency, recordkeeping, financial reporting and disclosure violations, investment fraud, insider trading, and emerging technologies and digital assets, among others. In addition to the SEC’s aggressive “regulation by enforcement” posture in 2022, the SEC staff has become more aggressive in commenting on

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
issuer and fund filings, imposing new interpretations of certain requirements, and taking firm positions, resulting in “regulation by the comment process.”
The FINRA staff also continues to engage in such investigations, enforcement actions and examinations of registered broker-dealers. For example, in February 2023, FINRA provided an update on a sweep examination conducted since 2021, regarding social media influencers, customer acquisition and related information protection. This sweep reviewed firms’ practices related to their acquisition of customers through social media channels, as well as firms' sharing of customers’ usage information with affiliates and non-affiliated third parties. The update summarizes selected practices FINRA has observed firms implement during the sweep exam.
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
While a U.S. financial transactions tax (FTT), an increase to a 28% corporate income tax, and a wealth tax on unrealized investment income on individuals with net wealth over $100 million continue to be discussed to varying degrees, as of March 31, 2023, none of these proposed tax changes have been enacted. As part of the Inflation Reduction Act of 2022, however, among other tax reforms, a 15 percent minimum tax on corporate book income for corporations with average annual adjusted financial statement income that exceeds $1 billion for any three consecutive prior tax years and a one percent tax on corporate share repurchases have been enacted. These taxes will apply beginning in 2023. The law also includes a large expansion and modernization effort for the Internal Revenue Service (IRS). On December 27, 2022, the IRS and Treasury issued Notice 2023-2, which provides guidance relating to the application of the new excise tax on repurchases of corporate stock. Among other things, the notice provides detailed rules for calculating the amount of the excise tax as well as rules relating to the reporting and payment of the tax. Under the notice, the excise tax applies broadly to stock repurchases (including repurchases of preferred stock) of corporate stock by publicly traded U.S. corporations (covered corporations), or certain of their affiliates, after December 31, 2022, and to certain “economically similar” transactions. The term “repurchase” is defined broadly and generally includes any acquisition of stock by a corporation in exchange for cash or property other than its own stock or stock rights. The notice defines certain “economically similar” transactions to include only (i) certain types of reorganization transactions, (ii) split-off transactions (as opposed to pro rata “spin-off” transactions), and (iii) certain complete liquidations.
International
Like the U.S., the pace of regulation in the European Union (EU) and United Kingdom (UK) is expected to increase in 2023. In its Business Plan 2023/24, the Financial Conduct Authority (FCA) set forth an ambitious program for 2023, including: (1) a focus on putting consumer needs first, particularly with the UK Consumer Duty coming into force in July 2023; (2) preparing financial services for the future, through the Future Regulatory Framework (FRF) and Edinburgh Reforms; (3) strengthening the UK’s position in global wholesale markets; and (4) reducing and preventing financial crime. The FCA’s Business Plan follows the publication of its Strategy: 2022-2025, in which the FCA indicated it would focus on reducing and preventing serious harm, setting, and testing higher standards, and promoting competition and positive change. In the first quarter 2023, the FCA issued discussion papers regarding, among other topics: (1) a review of the senior managers and certification regime (SMCR); (2) updating and improving the UK regime for asset management; and (3) finance for positive sustainable change. The Central Bank of Ireland (CBI) issued a consultation paper regarding enhanced governance, performance and accountability in financial services regulation and guidance under the Central Bank (Individual Accountability Framework) Act 2023. The European Securities and Markets Authority (ESMA) issued consultation papers regarding, among others: (1) the review of the methodology included in the guidelines on stress test scenarios under the EU Money Market Fund Regulation (MMF Regulation); (2) a review of Sustainable Finance Disclosure Regulation (SFDR) delegated regulation; and (3) the manual on post-trade transparency. These regulators and supervisory authorities are expected to continue to address these topics, and publish additional consultation papers and other regulatory documents, in 2023.
UK regulators continue to rationalize the EU legislation and regulatory requirements that were quickly “on-shored” upon Brexit taking effect. As of March 31, 2023, the Retained EU Law (Revocation and Reform) Bill (i.e., the Brexit Freedoms Bill), among other legislation, remains in the committee stage in the House of Lords. The Bill was expected to advance to the report

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
stage in early April; however, political opposition to the bill has prompted the HM Government to consider further concessions before advancing the bill to the reporting stage. The Brexit Freedoms Bill is intended to implement a renewed regulatory framework in the UK. Among other things, under the Brexit Freedoms Bill, if enacted as proposed, all EU legislation will be amended, repealed or replaced, which will end the special status of all retained EU law and re-categorize all remaining retained EU law as “assimilated law” by December 31, 2023, and enable the UK government to create regulations to fit the UK’s needs, cut administrative obstacles to support business investment and stimulate the UK economy. The December 31, 2023 deadline, which has been subject to political criticism as being arbitrary and nonsensical, can be extended until June 23, 2026. The Brexit Freedoms Bill applies to all EU law, including certain areas impacting financial services, with exceptions that exclude certain legislation identified in the 2022-23 Financial Services and Markets Bill (FSM Bill) and certain amendments to revoked instruments from the revocation deadline. The revocation deadline also will not apply to any rules of the Prudential Regulation Authority (PRA), FCA or Bank of England (BoE) or to any Payment Systems Regulator that are generally applicable requirements or directions of general application. The Brexit Freedoms Bill will ensure that it is no longer possible for EU case law to override UK legislation, subject to a relevant national authority’s right to reinstate certain rights, powers, or obligations, including to apply interpretative principles to produce an effect that is equivalent to the effects of EU interpretive principles. The Brexit Freedoms Bill also grants relevant national authorities the power until June 23, 2026, to specify that certain UK laws are to be read in a way which is “compatible” with retained EU law and subject to retained EU law to the extent “incompatible.” Absent any use of the power to require compatibility with retained EU legislation, the Brexit Freedoms Bill would impose a new priority rule under which standard UK legislation will trump retained EU legislation. The Brexit Freedoms Bill also will end free movement between the UK and other European nations. The Brexit Freedoms Bill will maintain all of the UK’s international commitments and build on the UK government’s progress post-Brexit, which include, among others, restoring democratic control over law making within the UK Parliament, restoring the UK Supreme Court as the final arbiter of the law that applies to the UK, striking new trade agreements with over 70 countries, and certain value-added-tax reforms. The Brexit Freedoms Bill also prescribes a new test to be applied by higher courts when considering whether to depart from retained EU case law or whether to depart from retained UK case law, establishes a new reference procedure enabling a lower court which is bound by retained case law to refer a point of law to a higher court (which is not so bound) to decide, and establishes a new procedure for a law officer of the UK government or the devolved administrations to refer a point of retained case law to a relevant higher court and certain rights of intervention.
As of March 31, 2023, the previously introduced FSM Bill also continued to progress through the UK Parliament and was at the committee stage in the House of Lords. It has been reported that it is expected to receive Royal Assent in Spring 2023. The FSM Bill would revoke retained EU law relating to financial services and empower His Majesty’s Treasury (HM Treasury), relevant national authorities (i.e., financial service regulators, such as the FCA and PRA), and the BoE to modify or replace existing retained EU laws or to prepare new transitional amendments to bring about a new UK-specific regulatory regime. Among other things, the FSM Bill is intended to: (1) implement the outcomes of the FRF review, which included consultations that concluded on February 9, 2022; (2) maintain the UK’s position as an open and global financial hub; (3) harness the opportunities of innovative technologies in financial services; and (4) bolster the competitiveness of UK markets and promote the effective use of capital.
Federated Hermes has received permission from the FCA to allow certain Irish-domiciled Undertakings for the Collective Investment in Transferable Securities (UCITS) funds and Luxembourg-based direct lending funds to continue to be marketed in the UK under the temporary permissions regime, which remains effective through December 31, 2025. The overseas funds regime (OFR) also has been established. The OFR is targeted at UCITS and is a long-term replacement to the temporary permissions regime which enables Federated Hermes’ Irish UCITS funds to continue to be marketed in the UK post-Brexit. HM Treasury is working with the FCA to undertake equivalence assessments for different countries and different fund types to identify those that can take advantage of the OFR. An assessment of the European Economic Area’s (EEA) assessment commenced in October 2022. The FCA is engaging with HM Treasury on the disclosure requirements that would apply in the event of an equivalence decision on the OFR. The FCA also is continuing to consider the other requirements that will apply under the OFR and whether those funds will need to put in place some form of value assessment process.
The post-Brexit regulatory environment (particularly the need to obtain full authorizations on a country-by-country basis) also creates a level of uncertainty regarding the ability and requirements to distribute products and provide investment management services between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. The impact of Brexit on Federated Hermes’ UK domiciled funds is difficult to quantify and remains uncertain given the overlap with the Pandemic and recent surge in the number of ESG-related money market funds in both the EU and UK. As of

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
March 31, 2023, EU-resident shareholders in Federated Hermes’ UK domiciled funds and the UK-resident shareholders in Federated Hermes’ Irish-domiciled funds were permitted to remain in the funds. Subscriptions also can continue.
The regulation of money market funds in the EU and UK is another example of potential divergence between the EU and UK post-Brexit. EU and UK money market fund regulation is considered “equivalent” until December 31, 2025. Accordingly, UK-domiciled money market funds currently remain on par with current EU regulatory requirements. As a result, EU-based funds can still use passports to sell to UK investors. However, following various consultations, reports, and speeches by representatives of International Organization of Securities Commissions (IOSCO) and the Financial Stability Board (FSB) in 2020, 2021 and 2022, similar to the SEC in the U.S., ESMA, the BoE, the European Systemic Risk Board (ESRB), the European Banking Authority (EBA), and the International Monetary Fund (IMF), among other regulators, have been re-examining existing money market fund regulation, soliciting public comment on proposed money market fund reforms, and issuing reports and recommendations. While money market fund reform continues to be discussed in the UK and the EU, new proposals for reform have not been promulgated. It has been reported that, in late January 2023, Andrew Bailey, a governor of the BoE and Chairman of the FSB, expressed concerns regarding money market funds given their perceived impact during the recent financial crisis and the “mini budget” crisis in the UK in 2022, and indicated that the BoE and FCA will come out with their own money market fund reform proposals in 2023. It also has been reported that the EU has indicated that it will not be able to work on money market reform proposals until the next European Commission mandate in 2025. Given the above, it is possible that the EU or UK could either deviate from one another regarding, or simply not adopt, any new or amended money market fund reforms, in the future. Management believes that a final SEC rule on money market fund reforms could influence the UK and EU regulators.
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
As another example of potential divergence, EU regulators have previously issued or proposed directives, rules, and laws regarding sustainable finance, including the Sustainability-Related Disclosures Regulation or SFDR and the Taxonomy Regulation, as well as proposals on the use of ESG- or sustainability-related terms in fund names. The Taxonomy Regulation establishes a framework to facilitate sustainable investment, including when Member States establish measures (e.g., labels or standards) setting requirements regarding financial products or corporate bonds presented as “environmentally sustainable.” Pursuant to the Sustainable Finance Package issued by the European Commission, firms had a 12-month period that ended in October 2022 to implement certain sustainability reporting requirements and investment advice and sustainability considerations in connection with product governance and fiduciary duties. Among other regulatory guidance, the European Supervisory Authorities (ESAs) recommended that national competent authorities (NCAs) and market participants utilize the period to January 1, 2023, to prepare for the application of the European Commission’s delegated regulation. The European Commission has published the final regulatory technical standards (RTS) supplementing the SFDR, specifying the mandatory website, pre-contractual, and periodic reporting templates for financial market participants and in-scope financial products. The final RTS began to apply beginning on January 1, 2023. Under the SFDR, in addition to various disclosure requirements, financial products must be classified into separate categories, based on their investment into and their claims regarding sustainability, such that financial products such as investment funds and ETFs must be classified as Article 6, Article 8 or Article 9 funds. An Article 6 SFDR fund requires asset managers to disclose the level of integration of sustainability in their funds, regardless of how they are labelled. Funds that have some form of ESG, green or sustainability labelling then go on to be classified as Article 8 or 9. Article 8 funds are those that promote environmental or social characteristics but do not have them as a core investment objective. Article 9 funds are those that have sustainability as their core investment objective and require comprehensive and understandable related disclosures. There are also various delegated directives and regulations arising from

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
SFDR with which AIFMs and MiFID firms must comply. On November 17, 2022, the ESAs published a “Questions and Answers (Q&A) on the SFDR Delegated Regulation (Commission Delegated Regulation (EU) 2022/1288)” that provides guidance on various aspects of “principal adverse impact” reporting of the impact of investment decisions or advice that results in a negative effect on sustainability factors, such as ESG, employee, human rights, anti-corruption and anti-bribery concerns or matters. On April 12, 2023, the ESAs published a joint consultation, “Joint Consultation Paper on the Review of SFDR Delegated Regulation regarding PAI and financial product disclosures”, in which the ESAs set out proposed RTS on content and presentation of disclosures pursuant to the SFDR. In addition to other adjustments, the purpose of this joint consultation is to broaden the disclosure framework and address certain technical issues that have emerged since the SFDR was originally implemented, which concern sustainability indicators in relation to principal adverse impacts, and to propose amendments to RTS on pre-contractual and periodic documents on website product disclosures for financial products, in order to include GHG emissions reduction targets, including intermediary targets and milestones and actions pursued. The consultation period ends on July 4, 2023. Federated Hermes is reviewing the joint consultation and its impact on its business.
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
Rather than adopt the SFDR, the UK decided to align with the TCFD. The FCA also has proposed its own guidelines regarding the use of ESG- and sustainability-related terms in fund names. Building on a prior consultation that closed on July 1, 2022, and upon the TCFD-aligned product and entity-level disclosure rules previously introduced by the FCA, on October 25, 2022, the FCA published a Consultation Paper on “Sustainability Disclosure Requirements (SDR) and investment labels” in which it proposed a package of measures aimed at clamping down on greenwashing, including sustainable investment labels, consumer-facing disclosure requirements, broader disclosure requirements, restrictions on the use of sustainability-related terms in product naming and marketing, requirements for distributors and a general “anti-greenwashing” rule. In its January 25, 2023 comment letter to this Consultation Paper, among other comments, Federated Hermes: (1) requested the FCA to clarify and confirm that funds eligible for a “Sustainable Improver Label” include those which are committed to delivering sustainable outcomes in 70% of the assets in a portfolio either through self-improvement by the investee or through meaningful and outcome-achieving investor engagement; (2) encouraged the FCA not to require that a fund’s sustainability objective be part of a fund’s investment objective, but rather to take a holistic approach that would permit a fund to have its sustainability objective be part of either its investment objective, its investment policy or its investment strategy; (3) commented that the term “responsible” should not be limited to those products with a sustainable label, and should be able to be used for products that have ESG integration, ESG analytical capabilities and resources and demonstrable stewardship; and (4) commented that the term “impact” should not be restricted to the “Sustainable Impact” category. The comment period for this Consultation Paper ended on January 25, 2023. On March 9, 2023, as part of a series of correspondence addressing the SDR and greenwashing, the UK Parliament’s Sub-Committee on Financial Services Regulations published a letter sent to the FCA’s chief executive, Nikhil Rathi, branding the FCA’s plans to prevent investment funds from greenwashing “lop-sided.” The letter addresses the FCA’s proposals to create a traffic-light system to classify the sustainability of funds, asserting that the cost to consumers of UK fund sustainability labelling rules had not been adequately considered and should be reviewed. In the letter, the Sub-Committee said it is concerned that the existing cost-benefit analysis undertaken by the regulator falls short and fails to consider the substantial costs to the consumer of the measures included within the FCA’s proposals. Federated Hermes continues to monitor developments regarding ESG, climate and sustainability disclosure and greenwashing.
In addition to potential divergence between UK and EU law and regulation, the possibility of divergence exists between the laws of the EU, UK, U.S., and other jurisdictions, including, among others, in the areas of climate disclosures, ESG and fund naming requirements and other reforms. For example, on December 12, 2022, the Australian Government published its own consultation seeking views on key considerations for the design and implementation of the Government’s commitment to standardized, internationally‑aligned requirements for disclosure of climate‑related financial risks and opportunities in Australia. The consultation period ended on February 17, 2023. In a February 14, 2023 comment letter in response to this consultation, in addition to other points, Federated Hermes encouraged the Australian Government to review and align their efforts with jurisdictions that have already implemented climate disclosure requirements based on the TCFD recommendations as divergence from global standards will both increase cost and lead to investor confusion.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
The activities of the FSB and the IOSCO also continue to be monitored by the investment management industry, including Federated Hermes. Building on consultations and other reports published from 2015 through 2022, the FSB and the IOSCO continue to focus on, among other topics: (1) non-bank financial intermediation (NBFI); (2) financial stability, market and product liquidity and liquidity risk management; (3) cyber incident reporting; (4) crypto-related risks and regulation, including stablecoin arrangements; (5) retail distribution and digitalization; and (6) financial reporting and disclosure during economic uncertainty. In 2023, the FSB has published responses and an overview of a prior consultation paper regarding achieving greater convergence in cyber incident reporting and responses to a prior consultation paper regarding the FSB's proposed framework for international regulation of crypto-asset activities. In 2023, the IOSCO has also published reports on the following topics, among others: a report on international work to develop a global assurance framework for sustainability-related corporate reporting and principles for the regulation and supervision of commodity derivatives markets. Given the role of the FSB and the IOSCO in making recommendations and setting standards for regulations globally for implementation by regulatory authorities in individual jurisdictions, the activities of the FSB and the IOSCO provide insight into future or additional current Regulatory Developments.
Since the beginning of the first quarter 2023, UK and EU regulators and supervisory authorities issued, proposed, or adopted other new consultations, directives, rules, laws, and guidance that impact or could impact UK and EU investment management industry participants, including Federated Hermes. Federated Hermes is reviewing these Regulatory Developments and their impact on its business. For example:
•On April 3, 2023, the UK government launched a Call for Evidence in relation to financial services investment research. This call for evidence is the first step in the independent review of financial services investment research and its contribution to UK capital markets competitiveness, as announced by the Chancellor in December 2022. The review will gather information and evaluate options to improve the UK market for investment research and provide recommendations on how to improve the UK research landscape with the aim of making the UK a more attractive location for companies looking to list and access capital. The comment period for this Call for Evidence ended on April 24, 2023.
•On March 30, 2023, HM Treasury published a new consultation paper, “Future regulatory regime for Environmental, Social, and Governance (ESG) ratings,” which considers whether regulation for providers of ESG ratings should be introduced and the potential scope of a regulatory regime. The UK’s approach to financial services is based on the Financial Services and Markets Act 2000 (FSMA). FSMA establishes a framework whereby any person (whether an individual or firm) can carry out a regulated activity only if it is authorized by the appropriate regulator or is exempt from the authorization requirement. Under this framework, HM Treasury determines which activities are regulated activities by specifying them in the Financial Services and Markets Act 2000 (Regulated Activities) Order 2001 (RAO). The consultation period for this consultation ends on June 30, 2023.
•On March 30, 2023, the UK government launched a Call for Evidence in relation to the SMCR. The Call for Evidence has been launched alongside a joint discussion paper of the FCA and Prudential Regulation Authority (PRA), which reviews operational aspects of the SMCR. These reviews will provide the government and the regulators with a shared evidence base for identifying the most effective way for the regime to deliver on its core objectives. The response and consultation periods end on June 1, 2023.
•On March 29, 2023, the FCA published a statement outlining its feedback on the SDR and Investment Labels Consultation (CP22/20) and its next steps. The FCA asserted that consumers are at the heart of their proposals for SDR and investment labels, and that the proposals are aimed at ensuring that the UK market functions competitively and effectively for the benefit of consumers, so that consumers are able to trust sustainable investment products. The FCA noted that it had received around 240 written responses to the consultation, that there was broad support for the proposed regime, and it had received constructive feedback on some of the detail. The FCA also indicated that it intends to publish a policy statement in the third quarter 2023 and will adjust the proposed effective dates accordingly in that policy statement.
•On March 27, 2023, ESMA published its Final Report on Guidelines on Markets in Financial Instruments Directive II (MiFID II) product governance guidelines. The main amendments introduced to the guidelines concern: (1) the specification of any sustainability-related objectives a product is compatible with; (2) the practice of identifying a target market per cluster of products instead of per individual product (“clustering approach”); (3) the determination of a compatible distribution strategy where a distributor considers that a more complex product can be distributed under non-advised sales; and (4) the periodic review of products, including the application of the proportionality principle. The Guidelines will apply two months after the date of the publication on ESMA’s website in all EU official languages.
•On March 27, 2023, the UK Government published draft legislation that will expand the scope of the financial promotions regime in the FSMA to capture promotions relating to certain crypto assets. Alongside the new draft legislation, the UK

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Government published an update to its policy statement on its approach to crypto asset financial promotions regulation. Federated Hermes is monitoring this proposed legislation.
•On March 24, 2023, HM Treasury and the FCA published a joint statement on their completion of the review of the Criminal Market Abuse Regime (the Criminal Regime Review), which HM Treasury and the FCA had committed to jointly reviewing in 2019 as part of the Economic Crime Plan 2019-22. The criminal market abuse regime sets out the UK’s criminal sanctions for insider dealing and market manipulation. The Criminal Regime Review has identified a number of areas where the UK Government believes it would be appropriate to update the criminal market abuse regime. This sits alongside the UK Government’s acceptance of the recommendations of the Fair and Effective Markets Review in relation to market abuse, where the UK Government will propose legislation in 2023.
•On March 20, 2023, ESMA sent a letter to the European Parliament and Council raising concerns with proposed changes to the insider list regime in the Markets Abuse Regulation. The proposed changes, which were put forward by the European Commission in December 2022 as part of the Listings Act proposal, mean that insider lists would include only persons who have regular access to inside information, not those who may have access to such information on a case-by-case basis.
•On March 13, 2023, the ESAs, together with the ECB, published a joint statement on climate-related disclosure for structured finance products. The joint statement recognizes that investment in financial products meeting high ESG standards is becoming increasingly important in the EU, and as such the ESAs and ECB are working towards enhancing the disclosure standards for securitized assets by developing new disclosure templates that include ESG-related information. The joint statement notes that there is currently insufficient climate-related data on the assets underlying structured finance products. As securitization transactions are often backed by assets that could be directly exposed to climate-related risks, the value of these underlying assets could be affected by climate-related events, so the ESAs and the ECB share the view that the reporting on existing climate-related metrics needs to improve.
•On March 13, 2023, the CBI published a consultation paper, “Enhanced governance, performance and accountability in financial services Regulation and Guidance under the Central Bank (Individual Accountability Framework) Act 2023”, in which the CBI launched a three-month consultation on key aspects of the implementation of the Individual Accountability Framework (IAF), including the publication of draft regulations and guidance. The draft regulations and guidance seek to provide clarity in terms of CBI’s expectations for the implementation of three aspects of the IAF: (1) the senior executive accountability framework; (2) the conduct standards; and (3) certain aspects of the enhancements to the fitness & probity regime. The consultation period ends on June 13, 2023.
•On March 7, 2023, the European Council announced that it had adopted a redesigned regulatory framework for European long-term investment funds (ELTIF) that makes these types of investment funds more attractive. ELTIFs are dedicated to long-term investments and can be distributed on a cross-border basis to both professional and retail investors. The new regulation will apply from January 10, 2024.
•On February 27, 2023, the FCA published its initial observations on how firms are implementing requirements on the internal capital adequacy and risk assessment (ICARA) process and reporting under the IFPR. The FCA’s review focused on capital adequacy, liquidity adequacy, and wind-down planning. The FCA made a number of key observations, including identifying a number of commonly seen deficiencies in the ICARA processes, firms’ wind-down plans, and the quality of data submitted by firms.
•On February 20, 2023, the FCA published a discussion paper on updating and improving the UK regulatory regime for asset management. The discussion invites feedback on a number of proposals for modernizing and improving the FCA rules applicable to asset managers. This includes both fund managers (i.e., AIFMs and UCITS management companies) and portfolio managers (i.e., MiFID investment management firms). The consultation period ends on May 22, 2023.
•On February 10, 2023, the FCA published a discussion paper, “Finance for positive sustainable change”, in which the FCA expressed its commitment to supporting the role of the financial sector in enabling an economy‑wide transition to net zero, and to a sustainable future more broadly. In an effort to assist the financial industry deliver against its potential to drive positive sustainable change, the FCA encourages an industry-wide dialogue on firms’ sustainability-related governance, incentives, and competence. The FCA is considering whether there is a case for further regulatory measures in this area. The consultation period ends on May 10, 2023.
•On February 3, 2023, the FCA published a “Dear CEO” letter addressed to Chief Executive Officers (CEOs) of asset management firms. The letter sets out its supervisory strategy for the sector and identifies the following supervisory priorities, including its view of the associated risks: (1) product governance; (2) ESG and sustainable investing; (3) product

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
liquidity management; (4) investment in operations and resilience; and (5) financial resilience. The FCA expects CEOs to consider if the risks of harm it has identified in the letter are present in their firm and, if so, to adopt strategies for mitigating them.
•On January 27, 2023, ESMA published its “Guidelines on stress test scenarios under the MMF Regulation,” (i.e., Money Market Fund Regulation (MMF Regulation)), which followed ESMA’s publication on November 30, 2022, of its Final Report on “Guidelines on stress test scenarios under the MMF Regulation.” In these new guidelines, ESMA provides updated specifications on the types of money market fund stress tests and their calibration. The new guidelines became effective on March 27, 2023.
•On January 19, 2023, ESMA published a consultation paper, “CP Manual on post-trade transparency”, in which ESMA sets out proposals for Level 3 guidance on post trade transparency fields in the form of a manual. The proposed manual is intended to be a practical tool for the purposes of supporting the practical implementation of the applicable post-transparency legal requirements. It does not provide EU law interpretation, nor does it contain supervisory elements. The consultation period ended on March 31, 2023.
Federated Hermes continues to monitor developments regarding previously issued regulatory proposals and developments, including, among others: (1) a report published by the FCA on approaches to diversity and inclusion in financial services; (2) FSB's “Assessment of the Effectiveness of the FSB’s 2017 Recommendations on Liquidity Mismatch in Open-End Funds”; (3) the FCA's Discussion Paper regarding the “Future Disclosure Framework”; (4) the CBI consultation paper regarding “Own Funds Requirements for UCITS management companies and AIFMs authorized to perform discretionary portfolio management”; (5) the Corporate Sustainability Reporting Directive; (6) IOSCO's “Statement on Financial Reporting and Disclosure during Economic Uncertainty”; (7) the FSB's progress report on “Enhancing the resilience of Non-Bank Financial Intermediation”; (8) the FSB's “Report on Liquidity in Core Government Bond Markets,”; (9) the FSB's consultative document on “Achieving Greater Convergence in Cyber Incident Reporting”; (10) the FSB's “Progress Report on Climate-Related Disclosures” and a “Final Report on supervisory and regulator approaches to client-related risks”; (11) the FCA's Consultation Paper regarding “Creation of baseline financial resilience regulatory return”; and (12) the ESMA’s consultation paper, “Consultation on Guidelines on funds’ names using ESG or sustainability-related terms.” In a February 20, 2023 comment letter to ESMA, Federated Hermes asserted, among other points: (1) that under the SFDR as currently drafted, the responsibility to ensure that funds domiciled in the EU which include either ESG or sustainability-related terms in their names are, and should continue to be, subject to their local EU Member State regulator who is already charged with ensuring that such names are not misleading; (2) concerns that an over-prescriptive approach will be counterproductive and have the effect of increasing greenwashing; and (3) that fund managers should be able to (a) design their funds to meet the objectives and interests of investors, (b) describe in detail to investors and the regulator how the fund manager intends to deliver on the investment objectives of the fund and which indicators should be used to measure a fund’s performance against its stated investment policy, and (c) name their funds in accordance with the fund’s demonstrated investment policy.
In addition to the above Regulatory Developments, the FCA, CBI and other global regulators continue to monitor investment management industry participants by examining various reports, financial statements and annual reports and conducting regular review meetings and inspections. The FCA and CBI, and other international regulatory authorities, also continue to conduct regulatory investigations, enforcement actions, and examinations and inquiries. For example, on January 25, 2023, the FCA published its multi-form review of Consumer Duty implementation plans, in which the FCA indicated that it had identified many examples of good practice, but believes more work is required in the areas of: (1) effective risk-based prioritization of components of implementation plans; (2) embedding detailed substantive requirements into implementation plans; and (3) sharing of information with other firms in the distribution chain in order to implement the consumer duty on a timely basis. The FCA indicated that it expects boards and management bodies to focus and provide challenges in the three key areas above before the implementation deadline on July 31, 2023, and that it will be sending a survey to a sample of firms to understand the progress they are making in implementing the Consumer Duty. The CBI also has been more proactive in recent years, including in 2022, in examining and submitting inquiries to firms it regulates, including Federated Hermes. It also has been reported that EU regulatory authorities,’ including ESMA’s, regulatory priorities in 2023, and beyond, will include, among others, financial stability, ESG developments, sustainable finance, packaged retail investment and insurance-based products (PRIIPS) regulation, and the continuing impact of Brexit.
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
As of March 31, 2023, the transition from LIBOR is nearly complete, with publication of the few remaining tenors of USD LIBOR ceasing after June 30, 2023. On December 16, 2022, the FSB issued a “Progress Report on LIBOR and Other Benchmarks Transition Issues: Reaching the finish line of LIBOR transition and securing robust reference rates for the future” in which it, among other things: (1) acknowledges that significant progress was made especially among FSB jurisdictions where exposure to LIBOR is the highest; (2) cautions that there could be residual risk arising from relatively low awareness of the transition among users of USD LIBOR in jurisdictions where LIBOR exposure is low; and (3) encourages market participants to use the most robust reference rates to achieve intended benefits and avoid the need to repeat another reference rate transition. On November 23, 2022, the FCA released a further “Consultation on ‘synthetic’ USD LIBOR and feedback to CP22/11” to solicit views on: (1) its proposal to require the administrator of LIBOR to publish a synthetic version of 1-, 3-, and 6-month USD LIBOR settings for a temporary period until the end of September 2024; (2) its proposed methodology for building these synthetic USD LIBOR settings; and (3) the permitted uses of them. The FCA made clear that its primary purpose in requiring the publication of synthetic USD LIBOR is to facilitate an orderly transition of legacy contracts that are governed by UK or other non‑U.S. law and that have no realistic prospect of being amended by the time LIBOR is no longer published in its current form after June 30, 2023. The comment period ended on January 6, 2023.
Legislators and regulators in the U.S. and other countries are also working on the transition from LIBOR, with particular emphasis on legacy financial agreements that lack sufficient “fallback” language to transition to a new reference rate in the event of LIBOR’s cessation. Among other efforts, in the U.S., the Adjustable Interest Rate (LIBOR) Act of 2021 was the first U.S. federal law addressing the cessation of LIBOR and is similar to New York legislation passed in 2021 that implements fallback provisions that favor the transition to the Secured Overnight Financing Rate (SOFR)-plus a spread adjustment for contracts without effective fallback provisions to provide for a smooth transition process to replace the LIBOR reference rate in legacy contracts. The final Regulations Implementing the Adjustable Interest Rate (LIBOR) Act of 2021 were published in the Federal Register on January 26, 2023, and became effective February 27, 2023.
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
EU, UK and other global policymakers and regulators have also sought to establish a global corporate tax rate of 15 percent. It has been reported that legislation for a 15 percent minimum corporate tax is expected to be adopted in the UK in Spring 2023. After months of negotiations, the EU agreed to implement the 15% minimum corporate tax rate in each EU Member State’s national law by the end of 2023. Companies with an annual turnover of at least €750 million will begin to pay the 15 percent minimum rate starting in 2024.
Federated Hermes is unable to fully assess at this time whether, or the degree to which, any continuing efforts or potential options being evaluated in connection with modified or new Regulatory Developments ultimately will be successful. The degree of impact of Regulatory Developments on Federated Hermes' Financial Condition can vary, including in a material way, and is uncertain.
Management continues to monitor and assess any lingering potential impact of the Pandemic generally, particularly on the workforce, the impact of the increasing interest rate environment and instability caused by recent bank failures on asset values and money market fund and other fund asset flows, and related asset mixes, as well as the degree to which these factors impact Federated Hermes' institutional prime and municipal (or tax-exempt) money market business and Federated Hermes' Financial Condition. Management also continues to monitor, and expend internal and external resources in connection with, the potential for additional regulatory scrutiny of money market funds, including prime and municipal (or tax-exempt) money market funds, as well as the impact of Regulatory Developments on Federated Hermes’ business generally.
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
As of March 31, 2023, given the regulatory environment, and the possibility of future additional Regulatory Developments and oversight, Federated Hermes is unable to fully assess the impact of modified or new future Regulatory Developments, and Federated Hermes' efforts related thereto, on its Financial Condition. Modified or new Regulatory Developments in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have further material and adverse effects on Federated Hermes' Financial Condition.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Asset Highlights
Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2023	2022
By Asset Class
Equity	$83,629	$91,676	(9)%
Fixed-Income	87,461	92,146	(5)
Alternative / Private Markets	21,174	23,109	(8)
Multi-Asset	2,973	3,555	(16)
Total Long-Term Assets	195,237	210,486	(7)
Money Market	505,800	420,596	20
Total Managed Assets	$701,037	$631,082	11%

By Product Type
Funds:
Equity	$44,732	$51,890	(14)%
Fixed-Income	43,616	54,830	(20)
Alternative / Private Markets	13,040	14,847	(12)
Multi-Asset	2,832	3,401	(17)
Total Long-Term Assets	104,220	124,968	(17)
Money Market	357,346	279,514	28
Total Fund Assets	461,566	404,482	14
Separate Accounts:
Equity	38,897	39,786	(2)
Fixed-Income	43,845	37,316	17
Alternative / Private Markets	8,134	8,262	(2)
Multi-Asset	141	154	(8)
Total Long-Term Assets	91,017	85,518	6
Money Market	148,454	141,082	5
Total Separate Account Assets	239,471	226,600	6
Total Managed Assets	$701,037	$631,082	11%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended
	March 31,		Percent Change
(in millions)	2023	2022
By Asset Class
Equity	$84,155	$92,034	(9)%
Fixed-Income	88,209	95,475	(8)
Alternative / Private Markets	20,938	22,848	(8)
Multi-Asset	3,012	3,621	(17)
Total Long-Term Assets	196,314	213,978	(8)
Money Market	483,083	433,254	12
Total Average Managed Assets	$679,397	$647,232	5%

By Product Type
Funds:
Equity	$45,055	$52,419	(14)%
Fixed-Income	43,961	57,413	(23)
Alternative / Private Markets	13,062	14,746	(11)
Multi-Asset	2,869	3,460	(17)
Total Long-Term Assets	104,947	128,038	(18)
Money Market	333,358	291,157	14
Total Average Fund Assets	438,305	419,195	5
Separate Accounts:
Equity	39,100	39,615	(1)
Fixed-Income	44,248	38,062	16
Alternative / Private Markets	7,876	8,102	(3)
Multi-Asset	143	161	(11)
Total Long-Term Assets	91,367	85,940	6
Money Market	149,725	142,097	5
Total Average Separate Account Assets	241,092	228,037	6
Total Average Managed Assets	$679,397	$647,232	5%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2023	2022
Equity Funds
Beginning Assets	$43,342	$57,036
Sales	3,171	3,960
Redemptions	(2,996)	(4,118)
Net Sales (Redemptions)	175	(158)
Net Exchanges	90	(174)
Impact of Foreign Exchange[1]	85	(290)
Market Gains and (Losses)[2]	1,040	(4,524)
Ending Assets	$44,732	$51,890

Equity Separate Accounts
Beginning Assets	$38,181	$39,680
Sales[3]	2,460	3,032
Redemptions[3]	(1,740)	(2,952)
Net Sales (Redemptions)[3]	720	80
Net Exchanges	13	0
Impact of Foreign Exchange[1]	23	(164)
Market Gains and (Losses)[2]	(40)	190
Ending Assets	$38,897	$39,786

Total Equity
Beginning Assets	$81,523	$96,716
Sales[3]	5,631	6,992
Redemptions[3]	(4,736)	(7,070)
Net Sales (Redemptions)[3]	895	(78)
Net Exchanges	103	(174)
Impact of Foreign Exchange[1]	108	(454)
Market Gains and (Losses)[2]	1,000	(4,334)
Ending Assets	$83,629	$91,676
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
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2023	2022
Fixed-Income Funds
Beginning Assets	$43,180	$59,862
Sales	4,255	5,429
Redemptions	(4,699)	(8,422)
Net Sales (Redemptions)	(444)	(2,993)
Net Exchanges	(101)	148
Impact of Foreign Exchange[1]	25	(79)
Market Gains and (Losses)[2]	956	(2,108)
Ending Assets	$43,616	$54,830

Fixed-Income Separate Accounts
Beginning Assets	$43,563	$37,688
Sales[3]	1,792	1,995
Redemptions[3]	(2,428)	(1,015)
Net Sales (Redemptions)[3]	(636)	980
Net Exchanges	0	(2)
Impact of Foreign Exchange[1]	13	(25)
Market Gains and (Losses)[2]	905	(1,325)
Ending Assets	$43,845	$37,316

Total Fixed-Income
Beginning Assets	$86,743	$97,550
Sales[3]	6,047	7,424
Redemptions[3]	(7,127)	(9,437)
Net Sales (Redemptions)[3]	(1,080)	(2,013)
Net Exchanges	(101)	146
Impact of Foreign Exchange[1]	38	(104)
Market Gains and (Losses)[2]	1,861	(3,433)
Ending Assets	$87,461	$92,146
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
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2023	2022
Alternative / Private Markets Funds
Beginning Assets	$13,050	$14,788
Sales	844	395
Redemptions	(657)	(436)
Net Sales (Redemptions)	187	(41)
Net Exchanges	24	0
Impact of Foreign Exchange[1]	224	(397)
Market Gains and (Losses)[2]	(445)	497
Ending Assets	$13,040	$14,847

Alternative / Private Markets Separate Accounts
Beginning Assets	$7,752	$8,132
Sales[3]	421	249
Redemptions[3]	(135)	(69)
Net Sales (Redemptions)[3]	286	180
Net Exchanges	(23)	0
Impact of Foreign Exchange[1]	144	(240)
Market Gains and (Losses)[2]	(25)	190
Ending Assets	$8,134	$8,262

Total Alternative / Private Markets
Beginning Assets	$20,802	$22,920
Sales[3]	1,265	644
Redemptions[3]	(792)	(505)
Net Sales (Redemptions)[3]	473	139
Net Exchanges	1	0
Impact of Foreign Exchange[1]	368	(637)
Market Gains and (Losses)[2]	(470)	687
Ending Assets	$21,174	$23,109
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
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2023	2022
Multi-Asset Funds
Beginning Assets	$2,851	$3,608
Sales	47	73
Redemptions	(139)	(128)
Net Sales (Redemptions)	(92)	(55)
Net Exchanges	2	5
Market Gains and (Losses)[1]	71	(157)
Ending Assets	$2,832	$3,401

Multi-Asset Separate Accounts
Beginning Assets	$138	$172
Sales[2]	0	1
Redemptions[2]	(5)	(4)
Net Sales (Redemptions)[2]	(5)	(3)
Market Gains and (Losses)[1]	8	(15)
Ending Assets	$141	$154

Total Multi-Asset
Beginning Assets	$2,989	$3,780
Sales[2]	47	74
Redemptions[2]	(144)	(132)
Net Sales (Redemptions)[2]	(97)	(58)
Net Exchanges	2	5
Market Gains and (Losses)[1]	79	(172)
Ending Assets	$2,973	$3,555
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
Changes in Total Long-Term Assets

	Three Months Ended
	March 31,
(in millions)	2023	2022
Total Long-Term Fund Assets
Beginning Assets	$102,423	$135,294
Sales	8,317	9,857
Redemptions	(8,491)	(13,104)
Net Sales (Redemptions)	(174)	(3,247)
Net Exchanges	15	(21)
Impact of Foreign Exchange[1]	334	(766)
Market Gains and (Losses)[2]	1,622	(6,292)
Ending Assets	$104,220	$124,968

Total Long-Term Separate Accounts Assets
Beginning Assets	$89,634	$85,672
Sales[3]	4,673	5,277
Redemptions[3]	(4,308)	(4,040)
Net Sales (Redemptions)[3]	365	1,237
Net Exchanges	(10)	(2)
Impact of Foreign Exchange[1]	180	(429)
Market Gains and (Losses)[2]	848	(960)
Ending Assets	$91,017	$85,518

Total Long-Term Assets
Beginning Assets	$192,057	$220,966
Sales[3]	12,990	15,134
Redemptions[3]	(12,799)	(17,144)
Net Sales (Redemptions)[3]	191	(2,010)
Net Exchanges	5	(23)
Impact of Foreign Exchange[1]	514	(1,195)
Market Gains and (Losses)[2]	2,470	(7,252)
Ending Assets	$195,237	$210,486
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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Three Months Ended		Three Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
By Asset Class
Money Market	71%	67%	47%	27%
Equity	12%	14%	33%	45%
Fixed-Income	13%	15%	13%	18%
Alternative / Private Markets	3%	3%	5%	7%
Multi-Asset	1%	1%	1%	2%
Other	—%	—%	1%	1%
By Product Type
Funds:
Money Market	49%	45%	44%	23%
Equity	6%	8%	25%	35%
Fixed-Income	6%	9%	10%	15%
Alternative / Private Markets	2%	2%	3%	5%
Multi-Asset	1%	1%	1%	2%
Separate Accounts:
Money Market	22%	22%	3%	4%
Equity	6%	6%	8%	10%
Fixed-Income	7%	6%	3%	3%
Alternative / Private Markets	1%	1%	2%	2%
Other	—%	—%	1%	1%
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
Total average managed assets increased 5% for the three months ended March 31, 2023, as compared to the same period in 2022. As of March 31, 2023, total managed assets increased 11% from March 31, 2022. Average money market assets increased 12% for the three months ended March 31, 2023 as compared to the same period in 2022. Period-end money market assets increased 20% at March 31, 2023 as compared to March 31, 2022. Average equity assets decreased 9% for the three months ended March 31, 2023 as compared to the same period in 2022. Period-end equity assets decreased 9% at March 31, 2023 as compared to March 31, 2022 primarily due to market depreciation and foreign exchange rate fluctuations. Average fixed-income assets decreased 8% for the three months ended March 31, 2023 as compared to the same period in 2022. Period-end fixed-income assets decreased 5% at March 31, 2023 as compared to March 31, 2022 primarily due to net redemptions and market depreciation, partially offset by assets acquired in an acquisition. Average alternative/private markets assets decreased 8% for the three months ended March 31, 2023 as compared to the same period in 2022. Period-end alternative/private markets assets decreased 8% at March 31, 2023 as compared to March 31, 2022 primarily due to foreign exchange rate fluctuations and market depreciation.
A volatile first quarter saw risk assets rally early on expectations the FOMC was almost finished with its rate-hike cycle, pull back in February 2023 on central policymakers’ dismissal of those beliefs and then rebound in the closing month after regulators and large financial institutions acted to calm markets following the surprise failure of two regional banks. The FOMC twice raised its federal funds target rate by a quarter-point during the period and signaled through its March 2023 survey of policy-setting FOMC members that another quarter-point increase was likely in the spring. Inflation moderated by various

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
measures over the first quarter 2023 but remained elevated on an historical basis, and economic activity slowed even as job growth remained unusually robust. For the three months ended March 31, 2023, stocks, as measured by the S&P 500 Index, returned 7.50% and fixed income, as measured by the Bloomberg US Aggregate Bond Index, returned 2.96%. On the interest-rates side, the 10-year Treasury yield fell from 3.88% at the start of the year to 3.37% by mid-January, then climbed to 4.06% by early March only to reverse to close the first quarter 2023 at 3.47%. The yield on the 3-month Treasury bill rose from an initial 4.42% at the start of the year to 4.76% at the end of the first quarter 2023.
Results of Operations
Revenue. Revenue increased $57.4 million for the three-month period ended March 31, 2023 as compared to the same period in 2022 primarily due to a decrease of $75.8 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact) and an increase in money market revenue of $14.3 million due to higher average assets. These increases were partially offset by a decrease in revenue of $37.0 million due to lower average long-term assets.
For the three-month periods ended March 31, 2023 and 2022, Federated Hermes’ ratio of revenue to average managed assets was 0.23% and 0.20%, respectively. The increase in the rate was primarily due to the increase in revenue from the elimination of Voluntary Yield-related Fee Waivers, partially offset by a decrease in revenue from lower average equity assets during the first three months of 2023 compared to the same period in 2022.
Operating Expenses. Total Operating Expenses for the three-month period ended March 31, 2023 increased $56.2 million as compared to the same period in 2022 primarily due to an increase of $44.8 million in Distribution expense related to an increase of $57.5 million resulting from the elimination of Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact), partially offset by a decrease due to the mix of average money market fund assets ($4.6 million), a decrease in competitive payments ($4.0 million) and a decrease due to lower average equity fund assets ($2.2 million).
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net increased $19.1 million for the three-month period ended March 31, 2023 as compared to the same period in 2022. The increase is primarily due to a $17.2 million increase in Gain (Loss) on Securities, net from an increase in the market value of investments in the first quarter 2023 as compared to a decrease in the market value of investments during the same period in 2022.
Income Taxes. The income tax provision was $21.0 million for the three-month period ended March 31, 2023 as compared to $17.6 million for the same period in 2022. The increase in the income tax provision was primarily due to higher income before income taxes. The effective tax rate was 22.7% for the three-month period ended March 31, 2023 as compared to 24.4% for the same period in 2022. The decrease in the effective tax rate was primarily due to income attributable to noncontrolling interests in consolidated Federated Hermes Funds for the three-month period ended March 31, 2023 versus a loss in the same period in 2022. Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries is included in Income Before Income Taxes but has no associated tax expense or benefit as these are non-taxable entities.
Net Income Attributable to Federated Hermes, Inc. Net income increased $13.7 million for the three-month period ended March 31, 2023 as compared to the same period in 2022, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended March 31, 2023 increased $0.17 as compared to the same period in 2022 primarily due to increased net income ($0.15) and a decrease in shares outstanding resulting from share repurchases ($0.02).
Liquidity and Capital Resources
Liquid Assets. At March 31, 2023, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $563.6 million as compared to $559.5 million at December 31, 2022. The change in liquid assets is discussed below.
At March 31, 2023, Federated Hermes’ liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), Russia, China and certain other countries subject to economic sanctions. Federated Hermes’ experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
approximately $279 million in AUM) that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes’ credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $5.4 million for the three months ended March 31, 2023 as compared to net cash used of $19.2 million for the same period in 2022. The decrease in cash used was primarily due to (1) an increase in cash received related to the $57.4 million increase in revenue previously discussed, (2) a net decrease of $22.6 million in cash paid for trading securities for the three months ended March 31, 2023 as compared to the same period in 2022 and (3) a decrease of $4.9 million in cash paid for incentive compensation. These increases in cash were partially offset by (1) an increase in cash paid related to the $44.8 million increase in Distribution expense previously discussed and (2) an increase of $5.0 million in cash paid for interest for the three months ended March 31, 2023 as compared to the same period in 2022 primarily related to the $350 million Notes issued in March 2022 and for the three months ended March 31, 2023 as compared to the same period in 2022.
Cash Provided by Investing Activities. During the three-month period ended March 31, 2023, net cash provided by investing activities was $1.8 million, which represented $4.2 million in cash received from redemptions of Investments—Affiliates and Other, partially offset by $1.6 million paid for purchases of Investments—Affiliates and Other and $0.7 million paid for property and equipment.
Cash Used by Financing Activities. During the three-month period ended March 31, 2023, net cash used by financing activities was $22.0 million due primarily to $24.1 million or $0.27 per share of dividends paid to holders of Federated Hermes common shares and $6.6 million of treasury stock purchases. These decreases in cash were partially offset by $12.8 million of contributions from noncontrolling interests in subsidiaries.
Long-term Debt. On March 17, 2022, pursuant to a Note Purchase Agreement, Federated Hermes issued unsecured senior Notes in the aggregate amount of $350 million at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. The entire principal amount of the $350 million Notes will become due March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of March 31, 2023, the outstanding balance of the $350 million Notes, net of unamortized issuance costs in the amount of $2.4 million, was $347.6 million and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were or will be used to supplement cash flow from operations, to fund share repurchases and potential acquisitions, to pay down debt outstanding under the Credit Agreement and for other general corporate purposes. See Note (11) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
As of March 31, 2023, Federated Hermes’ Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of March 31, 2023, Federated Hermes has $350 million available to borrow under the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information.
Both the Note Purchase Agreement and Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the three months ended March 31, 2023. An interest coverage ratio of at least 4 to 1 is required and, as of March 31, 2023, Federated Hermes’ interest coverage ratio was 35 to 1. A leverage ratio of no more than 3.0 to 1 is required and, as of March 31, 2023, Federated Hermes’ leverage ratio was 0.79 to 1.
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
Future Cash Needs. Management expects that principal uses of cash will include funding business acquisitions and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, paying debt obligations, paying taxes, repurchasing company stock, developing and seeding new products and strategies, modifying

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
existing products, strategies and relationships, and funding property and equipment (including technology). Any number of factors may cause Federated Hermes’ future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees may continue to increase.
On April 27, 2023, Federated Hermes’ board of directors declared a $0.28 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of May 8, 2023 to be paid on May 15, 2023.
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
Investments—Consolidated Investment Companies at March 31, 2023 decreased $25.1 million from December 31, 2022 primarily due to a decrease of $27.6 million related to the deconsolidation of a VIE during the first three months of 2023. This decrease was partially offset by an increase of $1.8 million from net appreciation on existing consolidated funds during the first three months of 2023.
Investments—Affiliates and Other at March 31, 2023 increased $4.1 million from December 31, 2022 primarily due to an increase of (1) $3.8 million related to the deconsolidation of a VIE during the first three months of 2023, which reclassified Federated Hermes’ investment to Investments—Affiliates and Other and (2) an increase of $2.6 million from net appreciation on existing investments during the first three months of 2023. These increases were partially offset by $2.6 million in net redemptions.
Accounts Payable and Accrued Expenses at March 31, 2023 increased $21.5 million from December 31, 2022 primarily due to an accrual for an administrative error related to a Federated Hermes Fund. Receivables, net at March 31, 2023 increased $17.2 million from December 31, 2022 primarily due to a corresponding insurance receivable excluding Federated Hermes' retention under the policy. See Note (17) to the Consolidated Financial Statements for additional information.
Accrued Compensation and Benefits at March 31, 2023 decreased $80.7 million from December 31, 2022 primarily due to the 2022 accrued annual incentive compensation being paid in the first quarter 2023 ($120.3 million), partially offset by 2023 incentive compensation accruals recorded at March 31, 2023 ($31.8 million).
Income Taxes Payable at March 31, 2023 increased $19.8 million from December 31, 2022 primarily due to an accrual for the first quarter estimated federal tax payment that was paid in April 2023.
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
Of the significant accounting policies described in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022, management believes that indefinite-lived intangible assets included in its Goodwill and Intangible Assets policy involves a higher degree of judgment and complexity. See Federated Hermes’ Annual Report on Form 10-K for the year

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
ended December 31, 2022, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section Critical Accounting Policies for a complete discussion of this policy.
The uncertainty caused by the Pandemic resulted in management determining that an indicator of potential impairment existed beginning in the first quarter 2020 for the FHL right to manage public fund assets which totaled £150.3 million acquired in connection with the 2018 FHL acquisition. Management used an income-based approach to valuation, the discounted cash flow method, in valuing the asset. This method resulted in no impairment for the first three quarters of 2022 since the estimated fair value of this intangible asset exceeded the carrying value. A discounted cash flow analysis prepared as of December 31, 2022 resulted in a non-cash impairment charge of $31.5 million. After the impairment, the FHL right to manage public fund assets totaled £124.4 million ($153.5 million as of March 31, 2023). A discounted cash flow analysis prepared as of March 31, 2023 resulted in the estimated fair value exceeding the carrying value by less than 5%. The key assumptions in the discounted cash flow analysis include revenue growth rates, pre-tax profit margins and the discount rate applied to the projected cash flows. The risk of future impairment increases with a decrease in projected cash flows and/or an increase in the discount rate.
As of March 31, 2023, assuming all other assumptions remain static, an increase or decrease of 10% in projected revenue growth rates would result in a corresponding change to estimated fair value of approximately 8%. An increase or decrease of 10% in pre-tax profit margins would result in a corresponding change to estimated fair value of approximately 12%. An increase or decrease in the discount rate of 25 basis points would result in an inverse change to estimated fair value of approximately 2%. Any market volatility and other events related to geopolitical, Pandemic-related or other unexpected events could further reduce the AUM, revenues and earnings associated with this intangible asset and can result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which can result in an impairment. For additional information on risks, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022.
Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2023, there were no material changes to Federated Hermes’ exposures to market risk that would require an update to the disclosures provided in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022.
Part I, Item 4. Controls and Procedures
(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes’ President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated Hermes’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated Hermes’ disclosure controls and procedures were effective at March 31, 2023.
(b)There has been no change in Federated Hermes’ internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, Federated Hermes’ internal control over financial reporting.
Part II, Item 1. Legal Proceedings
Information regarding this Item is contained in Note (17) to the Consolidated Financial Statements.
Part II, Item 1A. Risk Factors
There are no material changes to the risk factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) not applicable.
(b) not applicable.
(c) The following table summarizes stock repurchases under Federated Hermes’ share repurchase program during the first quarter 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January	0	$0.00	0	4,722,415
February	50,000	38.80	50,000	4,672,415
March[2]	82,592	33.92	70,000	4,602,415
Total	132,592	$35.76	120,000	4,602,415
1    In June 2022, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of March 31, 2023. See Note (13) to the Consolidated Financial Statements for additional information on this program.
2    In March 2023, 12,592 shares of Class B common stock with a weighted-average price of $2.86 per share were repurchased as an employee forfeited restricted stock.

Part II, Item 5. Other Information
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
At the Annual Meeting of Shareholders of Federated Hermes held on Thursday, April 27, 2023, via teleconference, the holder of Federated Hermes’ Class A common stock, which constituted all of the shares entitled to vote at the meeting, approved the following proposal, which is described in more detail in Federated Hermes’ Information Statement to shareholders dated March 15, 2023.
The holder of Federated Hermes’ Class A common stock elected six individuals to the Board of Directors of Federated Hermes, Inc. as set forth below:

Director	Shares Voted For	Shares Voted Against	Shares Withheld
Joseph C. Bartolacci	9,000	—	—
J. Christopher Donahue	9,000	—	—
Thomas R. Donahue	9,000	—	—
Michael J. Farrell	9,000	—	—
John B. Fisher	9,000	—	—
Marie Milie Jones	9,000	—	—

APPROVAL OF INCREASE IN INDEPENDENT DIRECTOR COMPENSATION.
On April 27, 2023, the Board of Directors of Federated Hermes approved increasing (1) the annual base fee received by independent directors from $53,000 per year to $55,000 per year, effective with the first quarterly installment payable in July 2023, and (2) the number of shares of unrestricted Class B Common Stock annually granted pursuant to Federated Hermes' Stock Incentive Plan (as amended, Stock Incentive Plan) to independent directors from 2,350 shares per year to 2,400 shares per year, effective as such annual awards may be approved and granted by the Compensation Committee consistent with the Stock Incentive Plan. With this increase, for their service as directors, Federated Hermes' independent directors receive (i) $55,000 per year; (ii) $5,000 per year for each Board Committee Membership; (iii) $5,000 per year for Compliance Committee Chair, Compensation Committee Chair and service as Lead Independent Director, and $10,000 per year for Audit Committee Chair (each of the aforementioned payable in quarterly installments); (iv) $1,500 per attendance at a special meeting of the Board payable when such meetings occur; and (v) 2,400 shares of unrestricted Class B Common Stock annually pursuant to the Stock Incentive Plan.

Part II, Item 6. Exhibits
The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:
Exhibit 10.1 – Federated Hermes Co-Investment Scheme Rules 2023 (filed herewith)
Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
Exhibit 31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
Exhibit 32 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
Exhibit 101.INS – Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Federated Hermes, Inc.
(Registrant)

Date	May 2, 2023	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	May 2, 2023	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer