Form 10-Q
period 2023-06-30
FEDERATED HERMES, INC.
filed 2023-08-02
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 24, 2023, the Registrant had outstanding 9,000 shares of Class A common stock and 88,286,116 shares of Class B common stock.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that could cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “forecast,” “project,” “predict,” “trend,” “approximate,” “potential,” “opportunity,” “believe,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “projection,” “plan,” “assume,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “can,” “may,” and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management’s assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: the pandemic and its impact; asset flows, levels, values and mix and their impact; the possibility of impairments; business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; rates of inflation; fee rates and recognition; sources, levels and recognition of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances and the degree to which Fee Waivers will be implemented; the impact of market volatility, liquidity, and other market conditions; whether and when revenue or expense is recognized; whether and when capital contributions could be made, the availability of insurance reimbursements with regard to indemnification obligations or other claims; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the impact of acquisitions on Federated Hermes’ growth; the timing and amount of acquisition-related payment obligations; payment obligations pursuant to employment or incentive and business arrangements; vesting rights and requirements; business and market expansion opportunities, including acceleration of global growth; interest and principal payments or expenses; taxes, tax rates and the impact of tax law changes; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes’ product and market performance and Federated Hermes’ performance indicators; investor preferences; product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; the probability of insurance recoveries, legal proceedings; regulatory matters, including the pace, timing, impact, effects and other consequences of the current regulatory environment; the attractiveness and resiliency of money market funds; dedication of resources; accounting-related determinations; compliance, and related legal and other professional services expenses; and interest rate, concentration, market, currency and other risks and their impact. Any forward-looking statement is inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond Federated Hermes’ control. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes’ business and results, including by changing Federated Hermes’ asset flows, levels, and mix, and business mix, which could cause a decline in revenues and net income, result in impairments and change the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue growth levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements can be based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes’ success in developing, structuring and distributing its products and strategies, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated Hermes’ products to intermediary customers, opportunities to repurchase shares, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes’ risks and uncertainties also include liquidity and credit risks in Federated Hermes’ money market funds and revenue risk, which will be affected by yield levels in money market fund products, Fee Waivers, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such products. Many of these factors could be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that could impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	$342,757	$336,782
Investments—Consolidated Investment Companies	108,426	108,448
Investments—Affiliates and Other	69,625	76,524
Receivables, net of reserve of $21 and $21, respectively	76,406	58,068
Receivables—Affiliates	61,469	35,941
Prepaid Expenses	29,209	27,004
Other Current Assets	6,456	8,264
Total Current Assets	694,348	651,031
Long-Term Assets
Goodwill	806,674	800,417
Intangible Assets, net of accumulated amortization of $56,959 and $47,650, respectively	415,112	409,157
Property and Equipment, net of accumulated depreciation of $119,924 and $119,640, respectively	31,464	35,743
Right-of-Use Assets, net	80,787	92,860
Other Long-Term Assets	31,358	31,271
Total Long-Term Assets	1,365,395	1,369,448
Total Assets	$2,059,743	$2,020,479
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$82,246	$73,901
Accrued Compensation and Benefits	99,940	149,760
Lease Liabilities	19,057	18,394
Other Current Liabilities	33,253	15,358
Total Current Liabilities	234,496	257,413
Long-Term Liabilities
Long-Term Debt	347,711	347,581
Long-Term Deferred Tax Liability, net	180,431	180,410
Long-Term Lease Liabilities	73,274	86,809
Other Long-Term Liabilities	31,963	40,753
Total Long-Term Liabilities	633,379	655,553
Total Liabilities	867,875	912,966
Commitments and Contingencies (Note (17))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	58,012	61,821
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders’ Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 99,505,456 Shares Issued	460,600	440,953
Retained Earnings	1,098,147	1,015,589
Treasury Stock, at Cost, 11,215,316 and 10,229,521 Shares Class B Common Stock, respectively	(403,501)	(365,363)
Accumulated Other Comprehensive Income (Loss), net of tax	(21,579)	(45,676)
Total Permanent Equity	1,133,856	1,045,692
Total Liabilities, Temporary Equity and Permanent Equity	$2,059,743	$2,020,479
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
Investment Advisory Fees, net—Affiliates	$249,421	$197,466	$451,310	$367,687
Investment Advisory Fees, net—Other	60,916	60,577	123,008	123,350
Administrative Service Fees, net—Affiliates	85,199	70,182	164,378	143,689
Other Service Fees, net—Affiliates	33,994	33,248	68,857	46,855
Other Service Fees, net—Other	3,702	4,535	7,868	9,191
Total Revenue	433,232	366,008	815,421	690,772
Operating Expenses
Compensation and Related	159,883	128,086	296,761	262,051
Distribution	97,086	84,243	190,420	132,804
Systems and Communications	22,074	18,446	42,046	37,940
Professional Service Fees	19,099	13,976	35,320	27,444
Office and Occupancy	11,404	10,512	24,278	21,835
Advertising and Promotional	5,109	4,736	9,451	7,468
Travel and Related	3,835	3,328	7,066	5,123
Intangible Asset Related	3,418	3,091	6,743	6,425
Other	12,935	7,272	19,781	13,415
Total Operating Expenses	334,843	273,690	631,866	514,505
Operating Income	98,389	92,318	183,555	176,267
Nonoperating Income (Expenses)
Investment Income, net	5,249	1,577	10,068	2,671
Gain (Loss) on Securities, net	40	(20,885)	5,533	(32,580)
Debt Expense	(3,118)	(3,350)	(6,243)	(4,571)
Other, net	(15)	(13)	107	68
Total Nonoperating Income (Expenses), net	2,156	(22,671)	9,465	(34,412)
Income Before Income Taxes	100,545	69,647	193,020	141,855
Income Tax Provision	27,543	18,889	48,552	36,500
Net Income Including the Noncontrolling Interests in Subsidiaries	73,002	50,758	144,468	105,355
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	827	(6,899)	2,692	(8,165)
Net Income	$72,175	$57,657	$141,776	$113,520
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic and Diluted	$0.81	$0.64	$1.59	$1.24
Cash Dividends Per Share	$0.28	$0.27	$0.55	$0.54
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income Including the Noncontrolling Interests in Subsidiaries	$73,002	$50,758	$144,468	$105,355

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	14,477	(42,884)	24,097	(60,018)
Temporary Equity
Foreign Currency Translation Gain (Loss)	328	(1,068)	560	(1,525)
Other Comprehensive Income (Loss), net of tax	14,805	(43,952)	24,657	(61,543)
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	87,807	6,806	169,125	43,812
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests in Subsidiaries	1,155	(7,967)	3,252	(9,690)
Comprehensive Income Attributable to Federated Hermes, Inc.	$86,652	$14,773	$165,873	$53,502
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2022	$441,142	$1,015,589	$(365,363)	$(45,676)	$1,045,692	$61,821
Net Income (Loss)	0	69,601	0	0	69,601	1,865
Other Comprehensive Income (Loss), net of tax	0	0	0	9,620	9,620	232
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	12,776
Consolidation (Deconsolidation)	0	0	0	0	0	(33,962)
Stock Award Activity	10,677	(9,950)	9,950	0	10,677	0
Dividends Declared	0	(24,145)	0	0	(24,145)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	(3,224)
Purchase of Treasury Stock	0	0	(4,742)	0	(4,742)	0
Balance at March 31, 2023	$451,819	$1,051,095	$(360,155)	$(36,056)	$1,106,703	$39,508
Net Income (Loss)	0	72,175	0	0	72,175	827
Other Comprehensive Income (Loss), net of tax	0	0	0	14,477	14,477	328
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	19,684
Consolidation (Deconsolidation)	0	0	0	0	0	12,119
Stock Award Activity	8,970	(39)	20	0	8,951	0
Dividends Declared	0	(25,084)	0	0	(25,084)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	(14,454)
Purchase of Treasury Stock	0	0	(43,366)	0	(43,366)	0
Balance at June 30, 2023	$460,789	$1,098,147	$(403,501)	$(21,579)	$1,133,856	$58,012

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

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2023	2022
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$144,468	$105,355
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Depreciation and Amortization	14,724	14,423
Share-Based Compensation Expense	19,677	18,720
Subsidiary Share-Based Compensation Expense	0	707
(Gain) Loss on Disposal of Assets	(401)	(737)
Provision (Benefit) for Deferred Income Taxes	(1,376)	(2,163)
Consolidation/(Deconsolidation) of Other Entities	(2,176)	(20)
Net Unrealized (Gain) Loss on Investments	(5,118)	33,315
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(17,843)	(43,219)
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	(40,636)	10
(Increase) Decrease in Prepaid Expenses and Other Assets	16,982	(3,526)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(46,268)	(53,008)
Increase (Decrease) in Other Liabilities	(5,469)	9,659
Net Cash Provided (Used) by Operating Activities	76,564	79,516
Investing Activities
Purchases of Investments—Affiliates and Other	(11,245)	(5,081)
Proceeds from Redemptions of Investments—Affiliates and Other	22,213	8,067
Cash Paid for Property and Equipment	(3,722)	(2,889)
Net Cash Provided (Used) by Investing Activities	7,246	97
Financing Activities
Dividends Paid	(49,260)	(49,659)
Purchases of Treasury Stock	(47,915)	(204,604)
Distributions to Noncontrolling Interests in Subsidiaries	(17,678)	(5,524)
Contributions from Noncontrolling Interests in Subsidiaries	32,460	45,654
Cash paid for Business Acquisitions	(857)	(6,913)
Proceeds from New Borrowings	0	488,300
Payments on Debt	0	(311,650)
Other Financing Activities	0	(2,571)
Net Cash Provided (Used) by Financing Activities	(83,250)	(46,967)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	5,651	(17,717)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	6,211	14,929
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	340,955	238,052
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	347,166	252,981
Less: Restricted Cash Recorded in Other Current Assets	4,014	3,978
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	395	271
Cash and Cash Equivalents	$342,757	$248,732
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
(2) Significant Accounting Policies
For a complete listing of Federated Hermes’ significant accounting policies, please refer to Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022. The following previously disclosed significant accounting policy has been updated.
Principles of Consolidation
Consolidation of Variable Interest Entities
Federated Hermes has a controlling financial interest in a variable interest entity (VIE) and is, therefore, deemed to be the primary beneficiary of a VIE if it has (1) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Financial information for certain entities, whose primary purpose is to collect and distribute carried interest paid by foreign private equity and infrastructure funds, is not available timely and is therefore consolidated on a one quarter lag, adjusted for any known material carried interest revenue and compensation transactions occurring through the balance sheet date.
Federated Hermes manages carried interest vehicles (CIVs) which were determined to be VIEs. As the primary beneficiary, Federated Hermes consolidates certain CIVs. As a result, when carried interest is recognized as revenue, a portion of this revenue is allocated to current and former employee limited partners and is recorded to Compensation and Related expense.
(3) Business Combination
CWH Acquisition
Effective October 1, 2022, Federated Hermes completed the acquisition of substantially all of the assets of C.W. Henderson and Associates, Inc. (CWH), a Chicago-based registered investment advisor specializing in the management of tax-exempt municipal securities (CWH Acquisition). This acquisition enhanced Federated Hermes’ existing separately managed accounts business. The CWH Acquisition included an upfront cash payment of $28.1 million. The purchase agreement also provides for a series of contingent purchase price payments, which can total as much as $17.6 million in the aggregate and is payable annually over the first five years if certain levels of net revenue growth are achieved.
Federated Hermes performed a valuation of the fair value of the CWH Acquisition. As of June 30, 2023, management has completed the review of the valuations for the Right-of-Use Asset, Trade Name, Lease Liability Assumed and the Fair Value of Contingent Consideration. There were no changes to provisional amounts for these acquired assets and assumed liabilities. We continue to analyze the valuation of the acquired Customer Relationships. Due to the complexity in valuing the Customer Relationships, the valuation is not yet final and considered preliminary. Management continues to gather and analyze

Notes to the Consolidated Financial Statements
(unaudited)
information primarily related to the useful life of the Customer Relationships. Although preliminary results for the Customer Relationships valuation are reflected in the Consolidated Financial Statements as of June 30, 2023, the final purchase price allocation may reflect adjustments to this preliminary valuation and such adjustments may be material.
The following table summarizes the preliminary purchase price allocation determined as of the October 1, 2022 purchase date:

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
(4) Revenue from Contracts with Customers
The following table presents Federated Hermes’ revenue disaggregated by asset class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Money market	$193,326	$145,807	$372,862	$232,097
Equity	123,266	132,602	247,918	279,459
Fixed-income	47,436	51,954	95,327	109,828
Other[1]	69,204	35,645	99,314	69,388
Total Revenue	$433,232	$366,008	$815,421	$690,772
1    Primarily includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), multi-asset and stewardship services revenue.
The following table presents Federated Hermes’ revenue disaggregated by performance obligation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Asset Management[1]	$310,337	$258,043	$574,318	$491,037
Administrative Services	85,199	70,182	164,378	143,689
Distribution[2]	32,017	31,183	64,894	42,259
Other[3]	5,679	6,600	11,831	13,787
Total Revenue	$433,232	$366,008	$815,421	$690,772
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
3    Primarily includes shareholder service fees and stewardship services revenue.
The following table presents Federated Hermes’ revenue disaggregated by geographical market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Domestic	$330,101	$291,507	$649,049	$538,316
Foreign[1]	103,131	74,501	166,372	152,456
Total Revenue	$433,232	$366,008	$815,421	$690,772
1    This represents revenue earned by non-U.S. domiciled subsidiaries.

Notes to the Consolidated Financial Statements
(unaudited)
The following table presents Federated Hermes’ revenue disaggregated by product type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Federated Hermes Funds	$368,614	$300,896	$684,545	$558,231
Separate Accounts	60,916	60,577	123,008	123,350
Other[1]	3,702	4,535	7,868	9,191
Total Revenue	$433,232	$366,008	$815,421	$690,772
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at June 30, 2023. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to twelve months. Based on existing contracts and the applicable foreign exchange rates as of June 30, 2023, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2023	$5,928
2024	4,523
2025	1,258
2026 and Thereafter	400
Total Remaining Unsatisfied Performance Obligations	$12,109
(5) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes’ significant revenue concentration by asset class:

	Six Months Ended
	June 30,
	2023	2022
Money Market Assets	46%	34%
Equity Assets	30%	40%
Fixed-Income Assets	12%	16%
The change in the relative proportion of Federated Hermes’ revenue attributable to money market assets for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily the result of an increase in money market revenue due to a decrease in fee waivers in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers). See section below entitled Low Short-Term Interest Rates.
The change in the relative proportion of Federated Hermes’ revenue attributable to equity and fixed-income assets for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily the result of increased money market revenue due to the elimination of Voluntary Yield-related Fee Waivers and decreased equity and fixed-income revenue from lower average equity assets and lower fixed-income assets and asset mix, respectively, in 2023.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the outbreak of a novel coronavirus (the Pandemic), the Federal Open Market Committee (FOMC) of the Federal Reserve Board (Fed) decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds was not sufficient to cover all of the fund’s operating expenses. Beginning in the first quarter 2020, Federated Hermes had implemented Voluntary Yield-related Fee Waivers. These waivers

Notes to the Consolidated Financial Statements
(unaudited)
had been partially offset by related reductions in distribution expense as a result of Federated Hermes’ mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. In response to global economic activity and elevated inflation levels, the FOMC raised the federal funds target rate multiple times in 2022 and 2023. However, for the first time since 2022, the FOMC maintained the current target range at 5.00% - 5.25% as of the June 2023 FOMC meeting. On July 26, 2023, the FOMC then increased the target range to 5.25% - 5.50%. These rate increases eliminated the net negative pre-tax impact of the Voluntary Yield-related Fee Waivers in the second half of 2022.
There were no Voluntary Yield-related Fee Waivers during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, Voluntary Yield-related Fee Waivers totaled $9.5 million and $85.3 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $9.0 million and $66.5 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $0.5 million and $18.8 million for the three and six months ended June 30, 2022, respectively.
(b) Revenue Concentration by Investment Fund Strategy
Federated Hermes’ revenue concentration in the investment fund, Federated Hermes Government Obligations Fund, was 13% and 14% for the three- and six-month periods ended June 30, 2023, respectively, and 11% and 9% for the three- and six-month periods ended June 30, 2022, respectively. A significant and prolonged decline in the AUM in this fund could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds.
(c) Revenue Concentration by Intermediary
Approximately 11% of Federated Hermes’ total revenue for both the three- and six-month periods ended June 30, 2023, and 12% and 9% for the three- and six-month periods ended June 30, 2022, respectively, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated Hermes’ relationship with this intermediary could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
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
In the ordinary course of business, Federated Hermes could implement fee waivers, rebates or expense reimbursements for various Federated Hermes Funds for competitive reasons (such as Voluntary Yield-related Fee Waivers or to maintain certain fund expense ratios/yields), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three and six months ended June 30, 2023, Fee Waivers totaled $131.3 million and $256.5 million, respectively, of which $103.4 million and $199.5 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. For the three and six months ended June 30, 2022, Fee Waivers totaled $128.0 million and $326.5 million, respectively, of which $97.1 million and $261.9 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business could make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of money market Federated Hermes Funds. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund’s net asset value (NAV), increase the market-based NAV per share of the fund’s portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and Securities and Exchange Commission

Notes to the Consolidated Financial Statements
(unaudited)
(SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the six months ended June 30, 2023 and 2022.
In accordance with Federated Hermes’ consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of June 30, 2023 and December 31, 2022.
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
(b) Consolidated Variable Interest Entities
As of the periods ended June 30, 2023 and December 31, 2022, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes’ net interest in the consolidated VIEs for each period presented:

(in millions)	June 30, 2023	December 31, 2022
Cash and Cash Equivalents	$9.8	$8.0
Investments—Consolidated Investment Companies	50.6	50.1
Receivables-Affiliates	19.7	0.3
Other Current Assets	0.5	0.4
Other Long-Term Assets	12.7	13.4
Less: Liabilities	28.3	5.7
Less: Accumulated Other Comprehensive Income (Loss), net of tax	0.5	1.2
Less: Redeemable Noncontrolling Interests in Subsidiaries	43.5	49.5
Federated Hermes’ Net Interest in VIEs	$21.0	$15.8
Federated Hermes’ net interest in the consolidated VIEs represents the value of Federated Hermes’ economic ownership interest in those VIEs. During the six months ended June 30, 2023, two VIEs were consolidated when Federated Hermes seeded one newly created fund and increased its ownership interest in an existing fund. One VIE was deconsolidated during the six months ended June 30, 2023 when Federated Hermes’ ownership decreased due to investments from third-party investors. There was no material impact to the Consolidated Statements of Income as a result of these consolidations and the deconsolidation.
As of June 30, 2023, the consolidation of a certain VIE included a receivable of $17.6 million recorded in Receivables—Affiliates and a corresponding liability of $17.4 million recorded in Other Current Liabilities related to carried interest earned in June 2023. After it was received by the consolidated VIE, the carried interest was dispersed by that VIE to settle the $17.4 million liability in July 2023.
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
At June 30, 2023 and December 31, 2022, Federated Hermes’ maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $73.5 million and $101.7 million, respectively, (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $6.3 billion and $5.4 billion at June 30, 2023 and December 31, 2022, respectively. Of the Receivables—Affiliates at June 30, 2023 and December 31, 2022, $0.9 million and $0.7 million, respectively, was related to non-consolidated VIEs and represented Federated Hermes’ maximum risk of loss from non-consolidated VIE receivables.

Notes to the Consolidated Financial Statements
(unaudited)
(7) Investments
At June 30, 2023 and December 31, 2022, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $62.4 million and $67.0 million, respectively, primarily in mutual funds which represent equity investments for Federated Hermes, and held investments in Separate Accounts of $7.2 million and $9.5 million at June 30, 2023 and December 31, 2022, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes’ investments held in Separate Accounts as of June 30, 2023 and December 31, 2022 were primarily composed of stocks of large domestic and foreign companies ($3.3 million and $3.4 million, respectively) and domestic debt securities ($2.3 million and $4.6 million, respectively).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (6)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes’ Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of June 30, 2023 and December 31, 2022 were primarily composed of domestic and foreign debt securities ($81.5 million and $57.8 million, respectively), stocks of large domestic and foreign companies ($19.4 million and $45.3 million, respectively), stocks of small and mid-sized domestic and foreign companies ($3.8 million and $3.3 million, respectively) and mutual funds ($3.7 million and $2.1 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes’ investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$641	$(12,395)	$4,262	$(17,583)
Net Realized Gains (Losses)[1]	(335)	(1,016)	(975)	(1,478)
Net Gains (Losses) on Investments—Consolidated Investment Companies	306	(13,411)	3,287	(19,061)
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	(1,496)	(9,073)	856	(15,732)
Net Realized Gains (Losses)[1]	1,230	1,599	1,390	2,213
Net Gains (Losses) on Investments—Affiliates and Other	(266)	(7,474)	2,246	(13,519)
Gain (Loss) on Securities, net	$40	$(20,885)	$5,533	$(32,580)
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
(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes’ financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2023
Financial Assets
Cash and Cash Equivalents	$342,757	$0	$0	$342,757
Investments—Consolidated Investment Companies	26,909	81,517	0	108,426
Investments—Affiliates and Other	67,261	2,339	25	69,625
Other[1]	6,779	4,986	0	11,765
Total Financial Assets	$443,706	$88,842	$25	$532,573

Total Financial Liabilities[2]	$0	$0	$8,191	$8,191

December 31, 2022
Financial Assets
Cash and Cash Equivalents	$336,782	$0	$0	$336,782
Investments—Consolidated Investment Companies	49,119	59,329	0	108,448
Investments—Affiliates and Other	71,369	5,130	25	76,524
Other[1]	6,538	469	0	7,007
Total Financial Assets	$463,808	$64,928	$25	$528,761

Total Financial Liabilities[2]	$27	$4	$8,439	$8,470
1    Amounts primarily consist of a derivative asset, restricted cash and security deposits as of June 30, 2023, and restricted cash and security deposits as of December 31, 2022.
2    Amounts primarily consist of acquisition-related future contingent consideration liabilities.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at June 30, 2023 or December 31, 2022.
Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $300.9 million and $289.8 million at June 30, 2023 and December 31, 2022, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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

Notes to the Consolidated Financial Statements
(unaudited)
Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes could be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of June 30, 2023, acquisition-related future consideration liabilities of $8.2 million were primarily related to the CWH Acquisition and business combinations made in 2020 and were recorded in Other Current Liabilities ($1.1 million) and Other Long-Term Liabilities ($7.1 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes’ liability for future consideration payments related to these business combinations:

(in thousands)
Balance at December 31, 2022	$8,439
Changes in Fair Value	609
Contingent Consideration Payments	(857)
Balance at June 30, 2023	$8,191
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of June 30, 2023 and December 31, 2022, these investments totaled $18.6 million and $18.3 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2023.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes’ debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value, net of unamortized issuance costs in the amount of $2.3 million.
(9) Derivatives
Federated Hermes Limited (FHL), a British Pound Sterling-denominated subsidiary of Federated Hermes, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations in the USD. None of these forwards have been designated as hedging instruments for accounting purposes. As of June 30, 2023, FHL held foreign currency forwards with a combined notional amount of £83.6 million with expiration dates ranging from September 2023 through March 2024. Federated Hermes recorded $5.0 million in Other Current Assets on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of June 30, 2023.
As of December 31, 2022, FHL held foreign currency forward derivative instruments with a combined notional amount of £67.3 million with expiration dates ranging from March 2023 through September 2023. Federated Hermes recorded $0.5 million in Other Current Assets on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2022.
(10) Intangible Assets, including Goodwill
Intangible Assets, net at June 30, 2023 increased $6.0 million from December 31, 2022 primarily due to a $12.3 million increase in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations, partially offset by $6.7 million of amortization expense.

Notes to the Consolidated Financial Statements
(unaudited)
Goodwill at June 30, 2023 increased $6.3 million from December 31, 2022 primarily as a result of foreign exchange rate fluctuations on goodwill denominated in a foreign currency.
(11) Debt
Unsecured Senior Notes
On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350 million ($350 million Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of June 30, 2023, $347.7 million, net of unamortized issuance costs in the amount of $2.3 million, was recorded in Long-Term Debt on the Consolidated Balance Sheets.
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
The Note Purchase Agreement includes an interest coverage ratio covenant and a leverage ratio covenant as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the period ended June 30, 2023. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
The Note Purchase Agreement includes certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the $350 million Notes if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required payments, insolvency, certain material misrepresentations and other proceedings, whether voluntary or involuntary, that would require repayment of the $350 million Notes prior to their stated date of maturity. Any such accelerated amounts would accrue interest at a default rate and could include an additional make-whole amount upon repayment. The $350 million Notes rank without preference or priority in relation to other unsecured and senior indebtedness of Federated Hermes.
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
As of June 30, 2023, the interest on borrowings from the revolving credit facility is calculated at the London Interbank Offering Rate (LIBOR) based on the tenor selection plus a spread unless a base rate option is elected. The borrowings under the revolving credit facility may include up to $50 million for which interest is calculated at the daily LIBOR plus a spread unless a base rate option is elected (Swing Line). Effective July 1, 2023, Federated Hermes began using the term Secured Overnight Financing Rate (SOFR) as a replacement to LIBOR in order to calculate interest on borrowings, if any, as permitted by the Credit Agreement. SOFR includes a benchmark adjustment based on its historical relationship to LIBOR plus a spread. This is only a change to the rate index used for future borrowings under the Credit Agreement due to the discontinuance of LIBOR in the market and is not an amendment to the Credit Agreement.
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, can elect to make discretionary principal payments. There was no activity on the Credit Agreement during the six months ended June 30, 2023.
As of June 30, 2023 and December 31, 2022, there were no outstanding borrowings under the revolving credit facility. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender’s commitment. As

Notes to the Consolidated Financial Statements
(unaudited)
of June 30, 2023, Federated Hermes has $350 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements and other non-financial covenants. Federated Hermes was in compliance with all covenants at and during the six months ended June 30, 2023. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
(12) Share-Based Compensation
During the six months ended June 30, 2023, Federated Hermes awarded 375,796 shares of restricted Federated Hermes Class B common stock, all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period.
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
(13) Equity
In June 2022, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of June 30, 2023. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes’ board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the six months ended June 30, 2023, Federated Hermes repurchased approximately 1.4 million shares of its Class B common stock for $48.1 million ($2.0 million of which was accrued in Other Current Liabilities as of June 30, 2023), nearly all of which were repurchased in the open market. At June 30, 2023, approximately 3.4 million shares remain available to be repurchased under this share repurchase program.

Notes to the Consolidated Financial Statements
(unaudited)
The following table presents the activity for the Class B common stock and Treasury stock for the three and six months ended June 30, 2023 and 2022. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Class B Shares
Beginning Balance	89,519,139	92,063,593	89,275,935	93,410,968
Stock Award Activity	7,200	12,050	382,996	1,704,592
Purchase of Treasury Stock	(1,236,199)	(2,877,691)	(1,368,791)	(5,917,608)
Ending Balance	88,290,140	89,197,952	88,290,140	89,197,952

Treasury Shares
Beginning Balance	9,986,317	17,441,863	10,229,521	16,094,488
Stock Award Activity	(7,200)	(12,050)	(382,996)	(1,704,592)
Purchase of Treasury Stock	1,236,199	2,877,691	1,368,791	5,917,608
Ending Balance	11,215,316	20,307,504	11,215,316	20,307,504
(14) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator
Net Income Attributable to Federated Hermes, Inc.	$72,175	$57,657	$141,776	$113,520
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(3,471)	(3,097)	(6,982)	(5,527)
Total Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted	$68,704	$54,560	$134,794	$107,993
Denominator
Basic Weighted-Average Federated Hermes Common Stock[2]	84,930	85,563	84,902	86,911
Dilutive Impact from Non-forfeitable Restricted Stock	9	0	5	0
Diluted Weighted-Average Federated Hermes Common Stock[2]	84,939	85,563	84,907	86,911
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted[2]	$0.81	$0.64	$1.59	$1.24
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

Notes to the Consolidated Financial Statements
(unaudited)
(15) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax, attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2022	$(45,676)
Other Comprehensive Income (Loss)	24,097
Balance at June 30, 2023	$(21,579)

Balance at December 31, 2021	$16,362
Other Comprehensive Income (Loss)	(60,018)
Balance at June 30, 2022	$(43,656)

Notes to the Consolidated Financial Statements
(unaudited)
(16) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	Other Entities	Total
Balance at December 31, 2022	$50,317	$11,504	$61,821
Net Income (Loss)	1,925	(60)	1,865
Other Comprehensive Income (Loss), net of tax	0	232	232
Subscriptions—Redeemable Noncontrolling Interest Holders	12,669	107	12,776
Consolidation/(Deconsolidation)	(33,962)	0	(33,962)
Distributions to Noncontrolling Interests in Subsidiaries	(2,499)	(725)	(3,224)
Balance at March 31, 2023	$28,450	$11,058	$39,508
Net Income (Loss)	486	341	827
Other Comprehensive Income (Loss), net of tax	0	328	328
Subscriptions—Redeemable Noncontrolling Interest Holders	19,642	42	19,684
Consolidation/(Deconsolidation)	12,119	0	12,119
Distributions to Noncontrolling Interests in Subsidiaries	(14,017)	(437)	(14,454)
Balance at June 30, 2023	$46,680	$11,332	$58,012

(in thousands)	Consolidated Investment Companies	FHL and other entities	Total
Balance at December 31, 2021	$24,659	$38,543	$63,202
Net Income (Loss)	(1,744)	478	(1,266)
Other Comprehensive Income (Loss), net of tax	0	(457)	(457)
Subscriptions—Redeemable Noncontrolling Interest Holders	29,577	763	30,340
Consolidation/(Deconsolidation)	(16,034)	0	(16,034)
Stock Award Activity	0	707	707
Distributions to Noncontrolling Interests in Subsidiaries	(771)	(3,568)	(4,339)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests in FHL	0	14,221	14,221
Acquisition of Additional Equity of FHL	0	(37,805)	(37,805)
Balance at March 31, 2022	$35,687	$12,882	$48,569
Net Income (Loss)	(7,616)	717	(6,899)
Other Comprehensive Income (Loss), net of tax	0	(1,068)	(1,068)
Subscriptions—Redeemable Noncontrolling Interest Holders	14,977	337	15,314
Distributions to Noncontrolling Interests in Subsidiaries	(1,024)	(161)	(1,185)
Balance at June 30, 2022	$42,024	$12,707	$54,731
(17) Commitments and Contingencies
(a) Contractual
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes is obligated to make future payments under various agreements to which it is a party. See Note (8) for additional information regarding these payments.
(b) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated Hermes guarantee certain financial obligations of Federated Hermes, Inc. and of other consolidated subsidiaries, and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly-owned subsidiaries. In addition, in the normal course of business, Federated Hermes has

Notes to the Consolidated Financial Statements
(unaudited)
entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes’ right to challenge the claim. Further, Federated Hermes’ obligations under these agreements can be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes’ obligations and the unique facts and circumstances involved in each particular agreement. As of June 30, 2023, management does not believe that a material loss related to any of these matters is reasonably possible.
(c) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of June 30, 2023, Federated Hermes does not believe that a material loss related to any of these claims is reasonably possible.
(d) Other
During the first quarter 2023, an administrative error was identified related to a failure to register certain shares of a Federated Hermes closed-end tender fund. Federated Hermes estimated a probable cost of $18.9 million as of June 30, 2023 related to correcting this issue, of which $17.9 million represents a settlement with affected shareholders that was paid during the second quarter 2023. Management believes an insurance reimbursement of $16.4 million is probable based on the contractual terms of the insurance policies. Accordingly, $16.4 million has been recorded to Receivables, net at June 30, 2023. During the first quarter 2023, Federated Hermes recorded $2.5 million to Operating Expenses - Other representing Federated Hermes' retention under the insurance policy. However, the insurance claim is now the subject of litigation with two of Federated Hermes’ insurance carriers. Changes to these estimates, which are contingent upon resolution of the insurance claim with the applicable insurers, could be materially different from the amount Federated Hermes has accrued.
(18) Income Taxes
In connection with the restructuring of an infrastructure fund, Federated Hermes purchased certain limited partners’ rights to receive future carried interest at fair value, which was calculated by a third-party, of $9.8 million and was included in Operating Expenses - Other. Due to the restructuring, an existing clawback risk on previously earned carried interest was removed. The purchase of these carried interest rights and related legal and professional fees were not deductible for tax purposes. As a result, the effective tax rate of 27.4% was higher for the three-month period ended June 30, 2023, as compared to 27.1% for the same period in 2022. See Business Developments - Fund-Related Transactions for additional information.
(19) Subsequent Events
On July 27, 2023, Federated Hermes’ board of directors declared a $0.28 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of August 8, 2023 to be paid on August 15, 2023.

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
General
Federated Hermes is a global leader in active, responsible investing with $704.0 billion in managed assets as of June 30, 2023. The majority of Federated Hermes’ revenue is derived from advising Federated Hermes Funds and Separate Accounts in domestic and international public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship and real estate development services.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based and are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated Hermes’ revenue is primarily dependent upon factors that affect the value of managed/serviced assets, including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated Hermes’ public market investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement, while managed assets in Federated Hermes’ private market investment products and strategies are subject to restrictions to withdrawals. Fee rates for Federated Hermes’ services generally vary by asset and service type and can vary based on changes in asset levels. Generally, advisory fees charged for services provided to multi-asset and equity products and strategies are higher than advisory fees charged to alternative/private markets and fixed-income products and strategies, which in turn are higher than advisory fees charged to money market products and strategies. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated Hermes can implement Fee Waivers for competitive reasons such as Voluntary Yield-related Fee Waivers, to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements. Since Federated Hermes’ public market products are largely distributed and serviced through financial intermediaries, Federated Hermes pays a portion of fees earned from sponsored products to the financial intermediaries that sell these products and strategies. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds.
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
Business Developments
Fund-Related Transactions
During the second quarter 2023, a shareholder in a private equity fund sold a portion of their investment to a third-party. As part of the terms of this sale, $25.1 million of carried interest was recorded as revenue and $17.5 million was recorded as related compensation expense.
In an independent transaction during the second quarter 2023, as part of a restructuring of an infrastructure fund, Federated Hermes purchased certain limited partners’ rights to receive future carried interest at fair value, which was calculated by a third-party, of $9.8 million and was included in Operating Expenses - Other. Due to the restructuring, an existing clawback risk on previously earned carried interest was removed, resulting in $14.2 million of carried interest being recorded as revenue and $8.8 million of related compensation expense being recorded. The purchase of these carried interest rights and related legal and professional fees were not deductible for tax purposes. As a result, the effective tax rate of 27.4% was higher for the three-month period ended June 30, 2023, as compared to 27.1% for the same period in 2022.
Pandemic
On May 5, 2023, the World Health Organization declared that COVID-19 no longer represents a global health emergency. The President of the U.S. also ended the national public health emergency declaration on May 11, 2023. Federated Hermes will continue to monitor and assess in the ordinary course of business any lingering potential impacts of the Pandemic on Federated Hermes’ employees and business, results of operations, financial condition, cash flows, and stock price (collectively, Financial Condition). As of June 30, 2023, while Federated Hermes’ business operations continue in a hybrid working environment, the Pandemic has not materially affected Federated Hermes’ Financial Condition.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the Pandemic, the FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds was not sufficient to cover all of the fund’s operating expenses. Beginning in the first quarter 2020, Federated Hermes had implemented Voluntary Yield-related Fee Waivers. These waivers had been partially offset by related reductions in distribution expense as a result of Federated Hermes’ mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. In response to global economic activity and elevated inflation levels, the FOMC raised the federal funds target rate multiple times in 2022 and 2023. However, for the first time since 2022, the FOMC maintained the current target range at 5.00% - 5.25% as of the June 2023 FOMC meeting. On July 26, 2023, the FOMC then increased the target range to 5.25% - 5.50%. These rate increases eliminated the net negative pre-tax impact of the Voluntary Yield-related Fee Waivers in the second half of 2022.
There were no Voluntary Yield-related Fee Waivers during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, Voluntary Yield-related Fee Waivers totaled $9.5 million and $85.3 million, respectively. These fee waivers were partially offset by related reductions in distribution expenses of $9.0 million and $66.5 million, respectively, such that the net negative pre-tax impact to Federated Hermes was $0.5 million and $18.8 million for the three and six months ended June 30, 2022, respectively.
Current Regulatory Environment
The following discussion focuses on various aspects of the current regulatory environment in which Federated Hermes operated its business during the second quarter 2023. Please see Federated Hermes’ prior public filings, including, the discussions under Item 1 – Business – Current Regulatory Environment – Domestic and Item 1 – Business – Current Regulatory Environment – International, in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022, and under Part 1, Item 2 – Management’s Discussion and Analysis – Business Developments – Current Regulatory Environment, in Federated Hermes Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, for historical information on the regulatory environment, and related regulatory developments, for periods prior to March 31, 2023, which also includes further background information relevant to certain of the matters discussed below.
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
Domestic
The pace of new proposed and final laws, rules and regulations and other regulatory activity continues at a high level in 2023. Despite receiving criticism for the expedited pace and layering of new regulation, the SEC (among other regulatory authorities, self-regulatory organizations, or exchanges) has continued to advance its robust rulemaking initiatives. For example, in the second quarter 2023, among other final rules and proposed rules, the SEC promulgated final rules regarding: (1) Money Market Fund Reforms; (2) Removal of References to Credit Ratings from Regulation M; (3) Prohibition Against Fraud, Manipulation, or Deception in Connection with Security-Based Swaps; and Prohibition against Undue Influence over Chief Compliance Officers; (4) Technical Amendments to Form BD and Form BDW; (5) Form PF; Event Reporting for Large Hedge Fund Advisers and Private Equity Fund Advisers; and Requirements for Large Private Equity Fund Adviser Reporting; and (6) Share Repurchase Disclosure Modernization. The SEC also reopened the public comment periods for position reporting of large security-based swap positions and modernization of beneficial ownership reporting.
Based on the SEC’s Spring 2023 Unified Agenda of Regulatory and Declaratory Actions (SEC Spring Reg Flex Agenda), which identified 55 rulemaking initiatives on the SEC’s calendar for 2023 and 2024, the SEC expects to promulgate more than 25 additional final rules and more than 10 additional proposed rules in the second half of 2023 and more than nine additional final rules and more than five additional proposed rules in the first half of 2024. These final and proposed rules are expected to impose significant new requirements on the investment management industry, including Federated Hermes. Examples of final rules that are expected to be issued later in 2023 include climate change disclosure, cybersecurity risk governance for issuers, investment advisors and investment companies, investment company names, open-end fund liquidity risk management programs, and loan or borrowing of securities, among other topics. Examples of proposed rules expected to be issued later in 2023 include human capital management disclosure, registration of internet advisors, and exchange-traded products, among other topics. In the first half of 2024, the SEC expects to issue final rules on, among other topics, outsourcing by investment advisors, Regulation S-P and privacy of consumer financial information and safeguarding customer information, disclosure of order execution information, and regulation best execution, and proposed rules on, among other topics, incentive-based compensation arrangements, corporate board diversity, exchange-traded products, and fund fee disclosure reform.
On July 12, 2023, the SEC adopted a final rule imposing additional money market fund reforms, enhancing Form PF reporting requirements for large liquidity fund advisors, and requiring additional disclosures through amendments to Form N-CSR and Form N-1A. The final rule purports to improve the resiliency and transparency of money market funds by: (1) de-linking and removing the regulatory tie between the imposition of redemption gates and liquidity fees and the 30% threshold for a money market fund’s weekly liquid assets; (2) removing provisions from Rule 2a-7 under the 1940 Act that permit a money market fund to temporarily suspend redemptions; (3) increasing minimum portfolio liquidity requirements from 10% to 25% for daily liquid assets and from 30% to 50% for weekly liquid assets to provide a more substantial buffer in the event of rapid redemptions from money market funds; (4) requiring institutional prime and institutional tax-exempt money market funds to impose mandatory liquidity fees when such a fund experiences daily net redemptions that exceed 5% of its net assets, unless the fund’s liquidity costs are de minimis; (5) requiring non-government money market funds to impose a discretionary liquidity fee if the fund’s board (or its delegate) determines that a fee is in the best interest of the fund; (6) allowing retail and government money market funds to handle a negative interest rate environment either by converting from a stable NAV or share price to a floating NAV or share price or by using a reverse distribution mechanism (RDM) or share cancellation to reduce the number of shares outstanding to maintain a stable NAV per share, subject to certain board determinations and disclosures to shareholders; and (7) enhancing certain reporting requirements that are intended to improve the SEC’s ability to monitor and assess money market fund data. The amendments adopted in the final rule will become effective 60 days after the final rule is published in the Federal Register. The reporting amendments will become effective June 11, 2024. There is a six-month transition period for money market funds to comply with certain of the amendments, including the minimum portfolio liquidity requirements and the discretionary liquidity fee requirement. Money market funds have 12 months after the effective date of the amendments to comply with the mandatory liquidity fee requirement.
Federated Hermes actively participated in the debate surrounding the SEC’s proposed money market fund reforms through, among other actions, engagement with SEC Commissioners and Staff and the comment process. Throughout the comment process, Federated Hermes supported, and now continues to support: (1) de-linking and removing the regulatory tie between the imposition of redemption gates and liquidity fees and the 30% threshold for a money market fund’s weekly liquid assets;

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
(2) providing a money market fund’s board of directors/trustees the discretion to impose a liquidity fee when the board determines that a liquidity fee is in the best interest of the money market fund; (3) allowing retail and government money market funds to handle a negative interest rate environment by using a RDM or share cancellation to reduce the number of shares outstanding to maintain a stable NAV per share; and (4) not requiring swing pricing. Federated Hermes opposed mandatory liquidity fees. For example, in a June 2, 2023 comment letter responding to a speech by SEC Chair Gensler, Federated Hermes noted, among other points, that money market fund reforms should not cause further harm to money market funds and force cash investors to place more money in uninsured bank deposits, should allow money market funds to do the job for which they were designed, to provide a safer and more efficient alternative for holding short-term cash balances, and should only change money market fund regulation by de-linking redemption gates and liquidity fees from daily and weekly liquid asset requirements. In a June 6, 2023 comment letter, Federated Hermes emphasized that independent directors would act in the best interests of shareholders and impose a discretionary liquidity fee if confronted with the prospect of material dilution because of excessive redemption activity during periods of market volatility. Federated Hermes also emphasized that swing pricing and mandatory liquidity fees would precipitate runs on money market funds, not prevent them. The SEC’s action of adopting a mandatory liquidity fee requirement, without specifically proposing it in its money market fund reform proposing release and seeking public comment on it, may be challenged in court due to its unworkability and lack of supporting data.
Federated Hermes was disappointed that the SEC elected to adopt these money market fund reforms in July 2023, three months before the SEC’s previously announced October 2023 expected timing for the adoption of final money market fund reforms. In two April 18, 2023 comment letters, among other points, Federated Hermes proposed to the SEC that it pause or withdraw its proposed money market fund reforms and re-examine the unintended consequences of prior money market fund reforms adopted through amendments to Rule 2a-7, and certain other regulations, on July 23, 2014, and related guidance (collectively, 2014 Money Fund Rules and Guidance) given the first quarter 2023 failure of three banks as a result of a banking crisis stemming from deposit reductions, and the lingering effects of rising interest rates, growing fears of a recession, deposit risks, and potential losses on security holdings that have been eroding bank stability/profitability. In these letters, Federated Hermes also explained how the Fed’s policy of engaging in large-scale quantitative easing quickly followed by rapid interest rate increases and quantitative tightening resulted in the banking crisis, and that the SEC’s structural, operational, and other money market fund reforms adopted through the 2014 Money Fund Rules and Guidance, which caused cash to flow from institutional prime and municipal money market funds to uninsured bank deposit accounts, contributed to the banking crises. In these letters, Federated Hermes also asserted, among other points, that: (1) institutional prime and municipal money market funds are safer than uninsured bank deposits; (2) institutional prime and municipal money market funds have less systemic risk than equivalent bank deposits; and (3) the SEC’s most recently proposed money market fund reforms would increase systemic risk by driving institutions into less regulated vehicles (or securities subject to fire sales) or bank deposits (which likely would be uninsured). Federated Hermes concluded that the SEC should re-examine the 2014 Money Fund Rules and Guidance to remove the link between liquidity fees and redemption gates and regulatory liquid asset requirements, and that the Financial Stability Oversight Council (FSOC) should consider how certain banks would be better served by moving uninsured institutional depositor cash into money market funds. Federated Hermes also emphasized that money market funds do not require special attention or vigilance by the Fed through, for example, emergency lending facilities, and should instead be correctly viewed as a resilient cornerstone of the capital markets. In a July 3, 2023 comment letter, Federated Hermes further discussed how the Fed’s discount window can be used as a means of addressing market illiquidity such as witnessed in March 2020 and as an alternative to the use of emergency lending facilities.
Federated Hermes alone filed more than 10 comment letters on the SEC’s proposed money market fund reforms, in addition to its engagement with SEC Commissioners and staff. Federated Hermes’ comments letters were cited 197 times by the SEC in its adopting release for its money market fund reforms. Management believes money market funds provide, and will continue to provide, a more attractive investment opportunity compared to other competing products, such as insured and uninsured deposit account alternatives. Management also believes that money market funds are investment products that have proven their resiliency. Federated Hermes is reviewing the SEC’s adopting release for its money market fund reforms and its impact on Federated Hermes’ money market fund business and Financial Condition. While Federated Hermes is pleased that the SEC considered industry guidance that mandatory swing pricing would have been difficult and expensive to implement operationally, and would have caused investors to shift away from institutional prime and institutional tax-exempt money market funds, Federated Hermes is concerned that mandatory liquidity fees will likely have a similar effect and that the SEC’s money market fund reforms can adversely impact institutional prime and institutional tax-exempt money market funds. Also, while Federated Hermes agrees with certain of the money market fund reforms adopted by the SEC, Federated Hermes also supports efforts to permit the use of amortized cost valuation by, and override the floating NAV and certain other requirements imposed under the 2014 Money Fund Rules and Guidance for, institutional and municipal (or tax-exempt) money market funds. Work is being undertaken to re-introduce legislation in both the Senate and the House of Representatives in a continuing effort to get these money market fund reform revisions regarding the use of amortized cost passed and signed into law.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
On April 21, 2023, the FSOC issued (1) a proposed analytic framework for financial stability risk identification, assessment, and response, and (2) proposed guidance on nonbank financial company designations as systemically important, along with requests for public comment on these proposals. The proposed new framework is purportedly intended to provide greater transparency to the public about how the FSOC identifies, assesses, and addresses potential risks to financial stability, regardless of whether the risk stems from activities, individual firms or otherwise. The proposed interpretative guidance on the FSOC’s procedures for designating nonbank financial companies as systemically important for Fed supervision and enhanced prudential standards (such as capital and liquidity requirements) pursuant to Section 113 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and enhanced prudential standards would replace the FSOC’s existing guidance issued in 2019 and describes the procedural steps the FSOC would take in considering whether to designate a nonbank financial company. Importantly, under the FSOC’s proposals, the FSOC would no longer look to federal and state regulators to address risks to financial stability before the FSOC would begin to consider a nonbank financial company for potential designation. The FSOC’s proposal would separate into two documents the FSOC’s procedures and substantive analysis for considering a nonbank financial company for potential designation. The FSOC’s proposals would eliminate language added in the FSOC’s 2019 guidance that would have required the FSOC to conduct a cost-benefit analysis and an assessment of the likelihood of a nonbank financial company’s material financial distress prior to deciding whether the firm should be subject to Fed supervision. The FSOC also would not necessarily need to consider the financial impact of a designation on the entity being designated or the broader market in which the company participates. On June 16, 2023, the FSOC extended the comment period for the FSOC’s proposals until July 27, 2023. In the Fact Sheet issued by the FSOC on April 21, 2023, the FSOC noted that it’s monitoring for potential risks to financial stability may cover a broad range of asset classes, institutions, and activities, such as, among others, financial entities, including banking organizations, broker-dealers, asset managers, investment companies, insurance companies, mortgage originators and servicers, and specialty finance companies.
In a July 27, 2023 comment letter, Federated Hermes stressed its concern that the FSOC’s proposal could decimate the money market fund industry if money market funds were to be designated and subjected to Fed supervision and enhanced prudential standards under Section 113 of the Dodd-Frank Act. Federated Hermes argued that the FSOC is engaged in a regulatory frolic and detour inconsistent with its statutory mission and the systemic risk issues confronting it at present. Federated Hermes argued that the FSOC’s proposal is aimed at designating money market funds (among other types of entities) and their asset managers and subjecting them to Fed supervision, which would be inconsistent with the statutory criteria for designation under Title I of the Dodd-Frank Act and the supervisory program established by the Dodd-Frank Act and at odds with the stated intent of Congress in enacting the Dodd-Frank Act in 2010. Federated Hermes also argued that the changes proposed by the FSOC are contrary to the text of the Dodd-Frank Act, violate the Administrative Procedure Act and other norms of administrative law, and are unlawful and unconstitutional on various grounds, including violation of the Constitution’s separation of powers doctrine and due process clause. The FSOC’s proposal also may be subject to challenge under the Major Questions Doctrine as interpreted by the U.S. Supreme Court’s decision in West Virginia vs. Environmental Protection Agency, in which the Supreme Court weakened the deference given to an administrative agency’s regulatory authority. Under the Major Questions Doctrine, a court is required to defer to Congress rather than administrative agencies regarding matters that it concludes have significant economic and/or political impact if it believes that Congress did not specifically grant such powers to an agency.
On November 2, 2022, the SEC issued a proposing release in which it proposed amendments to Rule 22c-1 (the voluntary swing pricing rule) and Rule 22e-4 (the liquidity rule) under the 1940 Act and certain disclosure forms under the 1940 Act for open-end management investment companies, other than money market funds and exchange-traded funds (ETFs). The amendments outlined in the proposing release include, among others: (1) mandating swing pricing for such funds during times of stressed market conditions; (2) implementing a “hard close” for such funds, whereby purchase and redemption orders must be received by a fund, its transfer agent or a registered clearing agency by an established cut-off time to receive the applicable day’s price; (3) eliminating the “less liquid” investment category from the existing four category liquidity classification framework under Rule 22e-4 of the 1940 Act, and thereby broadening the “illiquid” investment category; (4) requiring such funds to classify all portfolio investments daily instead of monthly; (5) mandating such funds to determine and maintain a highly liquid investment minimum (HLIM) equal to at least 10% of net assets; and (6) imposing expanded Form N-PORT reporting and disclosure obligations on such funds. In the proposing release the SEC contends that the proposed amendments would “enhance funds’ liquidity risk management to help better prepare them for stressed market conditions and to require the use of swing pricing for certain funds in certain circumstances to limit dilution” and “enhance open-end fund resilience in periods of market stress by promoting funds’ ability to meet redemptions in a timely manner while limiting dilution of remaining shareholders’ interests in the fund.” In its comment letter dated February 14, 2023, Federated Hermes supported the comments and recommendations of the Investment Company Institute (ICI) and the Securities Industry and Financial Markets Association (SIFMA) on the proposal, including strongly opposing the use of swing pricing because the implementation of swing pricing is unnecessary to achieve the SEC’s desired objective, would be extremely costly, would be very difficult for the industry to implement, would be difficult for investors to understand and would represent an unwarranted change in the character of a hugely popular investment vehicle which provides investors with the benefits of professional management,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
diversification and access to the capital markets to help them meet their financial goals. Federated Hermes noted that there are less onerous alternatives to mandating swing pricing in those limited circumstances where material dilution is a real concern, such as discretionary liquidity fees to be applied at a fund’s board’s discretion in the exercise of its fiduciary duty to a fund and its shareholders. Federated Hermes strongly opposes a hard close concept, which was proposed to ensure fund managers have the appropriate data necessary to determine whether a fund’s NAV should be adjusted via swing pricing, but which would result in unintended consequences to third-party intermediaries and underlying investors and would be particularly detrimental to retirement plan participants in 401(k) plans using open-end mutual funds on their menu. Federated Hermes strongly opposes eliminating the “less liquid” investment category from the existing four category liquidity classification framework under the liquidity rule because funds investing primarily in bank loans will not be able to comply with the 15% limit on illiquid investments under the 1940 Act, subjecting these funds to undeserving harm. The comment period for this proposal ended on February 14, 2023.
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
The Department of Labor’s (DOL) final rule on Prudence and Loyalty in Selecting Plan Investments and Exercising Shareholder Rights (Final DOL ESG/Proxy Voting Rule) amended the Investment Duties regulation under Title I of the Employee Retirement Income Security Act of 1974, as amended (ERISA) to clarify the application of ERISA’s fiduciary duties of prudence and loyalty to selecting investments and investment courses of action, including considering ESG factors, selecting qualified default investment alternatives, exercising shareholder rights, such as proxy voting, and the use of written proxy voting policies and guidelines. The Final DOL ESG/Proxy Voting Rule also reversed and modified certain amendments to the Investment Duties regulation adopted in 2020. Specifically, among other things, the Final DOL ESG/Proxy Voting Rule clarified that a fiduciary's duty of prudence must be based on factors that the fiduciary reasonably determines are relevant to a risk and return analysis and that such factors may include the economic effects of climate change and other ESG considerations on the particular investment or investment course of action, such as when exercising shareholder rights, including voting on shareholder resolutions and board nominations. The DOL Final ESG/Proxy Voting Rule became effective on January 30, 2023, except that its proxy voting provisions apply from and after December 1, 2023.
Aggressive rulemaking, particularly regarding climate/ESG disclosure, could be challenged by legislators and in the courts by investment management industry participants and other industry groups. For example, on July 12, 2023, Republican representatives in the U.S. House of Representatives kicked off a series of hearings dissecting ESG investing and examining new legislation that would block the SEC’s proposed regulations that would require publicly traded companies to report how their businesses impact the environment and steps being taken to manage climate risks because ESG-reporting should be voluntary, and such regulations are too broad, costly and difficult to assess, and could have a chilling effect on new investments across the economy. Particularly in the context of climate/ESG disclosures, the likely success of any court challenge could be bolstered in light of the U.S. Supreme Court’s interpretation of the Major Questions Doctrine discussed above.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
In addition to Congress, the SEC, the FSOC, the DOL and other federal regulators focusing on, and, in certain cases, conducting investigations and hearings regarding, ESG activities and regulation, state Attorneys General and legislatures continue to debate the legality of ESG investing under unfair and deceptive practices laws, antitrust laws, securities laws and other grounds. There is an ideological battle unfolding at the state level, pitting Republican, conservative-leaning “Red” state governments that would seek to exclude or limit ESG investing against Democratic, liberal-leaning or “Blue” state governments that support ESG-focused investing. For example, on July 6, 2023, 15 state Attorneys General sent a letter to the directors of a mutual fund complex demanding responses to certain conflict of interest-related questions, including questions based on the funds’ and its sponsor’s ESG-related activities. The Attorneys General premised their demand on their authority under state laws prohibiting deceptive and unfair acts and practices, state securities laws, and state common law to act for the protection of their states’ residents, state entities that hold mutual funds, and the integrity of the marketplace. Among other conflicts of interest, the Attorneys General asserted that the funds’ sponsor’s and investment advisor’s ESG commitments to push political goals of certain ESG organizations raise serious concerns over the sponsor’s and investment advisor’s duty to act exclusively for the financial benefit of its shareholders and may have cost mutual funds’ returns. In addition, on March 31, 2023, 21 state Attorneys General sent letters to 53 asset managers advising them to uphold their fiduciary duty when managing assets, engaging with companies, and voting proxies for their states.
There also have been stepped up efforts by states to ensure ESG investment strategies are not modifying their investment decisions to emphasize ESG factors due to the values of the asset manager versus their impact on investment returns. State ESG legislation takes a variety of forms, including, for example: (1) legislation that targets asset managers who “boycott” industries, such as oil and gas companies, as defined by their excluding or otherwise underweighting exposure to these companies due to their desire to direct capital away from the industry, not for financial return purposes, or that prohibits public entities or businesses operating in a state from “discriminating” against individuals or other companies based on ESG scores or other value-based scores. Certain of these states maintain a list of asset managers who have been banned from managing state assets; (2) legislation that requires all investment to be made for maximizing investment return and restrict or prohibit the pursuit of ESG-related goals and/or the use of ESG factors in investment decisions and seek to prohibit asset managers from making investment decisions which are outside of a risk/return objective. Generally, this type of ESG legislation includes provisions that require asset managers to uphold their fiduciary duty to focus on risk/reward and take all material risks into consideration when managing assets; (3) legislation that prohibits investment in, or promotes divestment from, specific industries or sectors; and (4) legislation that promotes or requires an asset manager to consider ESG factors when making risk/return decisions for their portfolios or to pursue ESG-related goals. Generally, this type of ESG legislation models traditional active asset management processes which include qualitative evaluation of risk and opportunity alongside financial indicators. This type of ESG legislation may require a manager to illustrate to a State governing body how it considers those factors and, if required, how the manager withholds from investing in specific companies. Since the beginning of the second quarter 2023, at least 10 states enacted new or additional ESG-related legislation, and new or additional ESG-related legislation is pending in at least 25 states.
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
Other actions by the DOL also affect investment management industry participants, including Federated Hermes. In its Spring 2023 Agency Rule List (DOL Spring Agency Rule List), the DOL indicated that it would be proposing another new fiduciary rule by August 2023. According to the DOL Spring Agency Rule List, the new proposed fiduciary rule will amend the regulatory definition of the term “fiduciary” to more appropriately define when persons who render investment advice for a fee to employee benefit plans and individual retirement accounts (IRA) are fiduciaries for purposes of ERISA and the Internal Revenue Code of 1986, as amended. The DOL also has indicated that, in conjunction with this rulemaking, the Employee Benefits Security Administration (EBSA) will evaluate available prohibited transaction class exemptions and propose amendments or new exemptions to ensure consistent protection of employee benefit plans and IRA investors.
On July 26, 2022, the DOL proposed amendments to the Class Prohibited Transaction Exemption 84-14, also known as the Qualified Professional Asset Manager (QPAM) Exemption. The DOL proposed the amendments to purportedly ensure the exemption continues to protect plans, participants and beneficiaries, individual retirement account owners and their interests. The QPAM Exemption, which is commonly relied upon by investment advisors, including Federated Hermes, permits various parties who are related to ERISA plans to engage in transactions involving plan and individual retirement account assets if, among other conditions, the assets are managed by QPAMs that are independent of the parties in interest and that meet specified financial standards. On March 22, 2023, the DOL reopened the public comment period on the proposed amendments to the QPAM Exemption until April 6, 2023. In a January 6, 2023 comment letter, Federated Hermes opposed a proposed amendment that would require a QPAM to have “sole” responsibility for transactions as being contrary to SEC and Office of the Comptroller of the Currency guidance that allows delegation of investment management authority and only requires the trustee of an ERISA plan to maintain substantial investment responsibility over a collective investment trust, a common investment vehicle for ERISA plans. Federated Hermes also proposed: (1) removing the proposed registration requirement, where each QPAM must report its reliance to the DOL; (2) reducing the scope of the proposed expansions to disqualification from the QPAM Exemption; and (3) removing the proposal’s requirement for certain contract provisions in every investment management agreement.
Since the beginning of the second quarter 2023, other proposed rules, new guidance and other actions have been issued or taken that impact U.S. investment management industry participants, including Federated Hermes. Federated Hermes is reviewing these Regulatory Developments and their impact on its business. For example:
•On July 26, 2023, the SEC adopted new final rules to purportedly enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incidents by public companies, such as Federated Hermes, that are subject to 1934 Act reporting requirements. The amendments will require: (1) current disclosure on Form 8-K about cybersecurity incidents determined to be material, including the material aspects of the nature, scope, timing and material impact or reasonably likely material impact of the incident on a public company and its financial condition and results of operations, generally within four business days of the determination that the incident is material; (2) periodic disclosures about a public company’s processes to assess, identify, and manage material cybersecurity risks, management’s role in assessing and managing material cybersecurity risks, and the board of directors’ oversight of cybersecurity risks; and (3) the cybersecurity disclosures to be presented in Inline eXtensible Business Reporting Language (or Inline XBRL). The amendments will become effective 30 days following publication of the adopting release in the Federal Register. Smaller reporting public companies must begin to comply with the current Form 8-K disclosure requirements on the later of 270 days after the effective date of the amendments or June 15, 2024. Other public companies, such as Federated Hermes, must begin to comply with such Form 8-K disclosure requirements on the later of 90 days after the date of publication of the amendments in the Federal Register or December 18, 2023. Public companies must comply with the periodic disclosure requirements beginning with annual reports for fiscal years ending on or after December 15, 2023. Public companies must comply with the InLine XBRL requirements beginning one year after initial compliance with the relevant disclosure requirements.
•On July 26, 2023, the SEC proposed rule amendments to purportedly modernize the internet advisor exemption from the prohibition on SEC registration for smaller investment advisors. The proposed amendments would: (1) require an investment advisor relying on the exemption to at all times have an operational interactive website through which the advisor provides investment advisory services on an ongoing basis to more than one client; and (2) eliminate the current rule’s de minimis exception for non-internet clients, thus requiring that an internet investment advisor must provide advice to all of its clients exclusively through an operational interactive website. The public comment period will end 60 days after the proposed amendments are published in the Federal Register.
•On July 26, 2023, the SEC proposed new rules and amendments to purportedly address certain conflicts of interest associated with the use of predictive data analytics by broker-dealers and investment advisors in investor interactions. The proposal would require: (1) a broker-dealer or investment advisor to eliminate or neutralize the effect of conflicts of interest

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
associated with such a firm’s use of covered technologies in investor interactions that place the firm’s or its associated person’s interest ahead of investors’ interests; (2) a broker-dealer or investment advisor that has any investor interaction using covered technology to have written policies and procedures reasonably designed to prevent violations of (in the case of investment advisors) or achieve compliance with (in the case of broker-dealers) the proposed rules; and (3) certain recordkeeping related to the proposed conflicts rules. Under the proposed rules, “covered technology” would include a broker-dealer’s or investment advisor’s use of analytical, technological, or computational functions, algorithms, models, correlation matrices, or similar methods or processes that optimize for, predict, guide, forecast, or direct investment-related behaviors or outcomes of an investor. The proposed new rules and amendments also would generally apply to a broker-dealer’s or investment advisor’s use of a covered technology to the extent it is used in connection with such a firm’s engagement or communication with an investor, including by exercising discretion with respect to an investor’s account, providing information to an investor, or soliciting an investor. The public comment period will end 60 days after the proposed new rules and amendments are published in the Federal Register.
•On July 12, 2023, the proposed enhancements to Rule 15c3-3 under the 1934 Act, which protects a customer’s cash and securities held at a broker-dealer, require certain broker-dealers to increase the frequency of the computations of the net cash they owe to customers and other broker-dealers from weekly to daily. Specifically, the proposed amendments would require, among other things, carrying broker-dealers with average total credits equal to or greater than $250 million to make the relevant computations daily, as of the close of the previous business day, and to make deposits no later than one hour after the opening of banking business on the following business day. The public comment period will remain open until the later of September 11, 2023, the 60th day following publication of the proposing release on the SEC’s website, or 30 days following publication of the proposing release in the Federal Register.
•On June 20, 2023, the SEC reopened the comment period for its proposed rule for position reporting of large security-based swap positions that exceed certain thresholds, and the Staff of the Commission’s Division of Economic and Risk Analysis released a memorandum that provides supplemental data and analysis regarding the proposed reporting thresholds in the equity security-based swap market. The proposed rule would require any person with a security-based swap position that exceeds a certain threshold to promptly file with the SEC a schedule disclosing certain information related to its security-based swap position. The public comment period will remain open until August 21, 2023.
•On June 9, 2023, the SEC approved the listing standards Nasdaq and the New York Stock Exchange (NYSE) established requiring listed issuers to adopt and comply with written claw back policies meeting the standards specified by Rule 10D-1 under the 1934 Act. The listing standards will take effect on October 2, 2023. Listed issuers, such as Federated Hermes, have until December 1, 2023, which is the 60th day after October 2, 2023, to adopt a claw back policy that is compliant with the new listing standards. The NYSE Listed Company Manual was also amended on June 5, 2023, to adopt a new Section 802.01F that addresses noncompliance with the listing standards to clarify that the listing standards allow listed issuers to have cure periods of up to 12 months for all instances of noncompliance, including with respect to the claw back policy requirements, before being delisted.
•On June 7, 2023, the SEC adopted amendments to remove references to credit ratings included in existing exceptions to Regulation M. The adopted amendments: (1) remove existing rule exceptions that reference credit ratings for nonconvertible debt securities, nonconvertible preferred securities, and asset-backed securities included in Rule 101 and Rule 102 of Regulation M; (2) replace those rule exceptions with new standards that are based on alternative standards of creditworthiness; and (3) add an amendment to a recordkeeping rule applicable to broker-dealers in connection with their reliance on the new exceptions. The amendments become effective on August 21, 2023.
•On June 7, 2023, the SEC adopted new Rule 9j-1 under the 1934 Act to prevent fraud, manipulation, and deception in connection with security-based swap transactions. The rule, among other things, makes it unlawful for any person, directly or indirectly, to effect any transaction in, or attempt to effect any transaction in, any security-based swap, or to purchase or sell, or induce or attempt to induce the purchase or sale of, any security-based swap in connection with certain fraudulent, false, manipulative, or misleading conduct. The SEC also adopted Rule 15fh-4(c) under the 1934 Act to prohibit undue influence over the Chief Compliance Officer (CCO) of a security-based swap dealer or a major security-based swap participant (each, an SBS Entity). The rule, among other things, prohibits any officer, director, supervised person, or employee of an SBS Entity, or any person acting under such person's direction, to take any action to coerce, manipulate, mislead, or fraudulently influence the SBS Entity's CCO in the performance of their duties under the federal securities laws. The rules became effective on June 30, 2023.
•On May 17, 2023, the SEC proposed to enhance risk management and resilience of covered clearing agencies (CCAs). The proposal would require a CCA to have: (1) policies and procedures to establish a risk-based margin system that monitors

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
intraday exposures on an ongoing basis and includes the authority and capacity to make intraday margin calls as frequently as circumstances warrant; (2) policies and procedures to establish a risk-based margin system that address the use of substantive inputs, in addition to price data, in its risk-based margin system, including when such inputs are not readily available or reliable; and (3) recovery and orderly wind-down plans (RWP) that include specific elements to ensure that the RWP is fit for purpose and provides sufficient identification of how a CCA would operate in a recovery and how it would achieve an orderly wind-down. The public comment period ended on July 17, 2023.
•On May 3, 2023, the SEC adopted amendments to Form PF, the confidential reporting form for certain SEC-registered investment advisors to private funds. The final amendments: (1) require current reporting by large hedge fund advisors regarding certain events that may indicate significant stress at a fund that could harm investors or signal risk in the broader financial system; (2) require quarterly event reporting for all private equity fund advisors regarding certain events that could raise investor protection issues; and (3) require enhanced reporting by large private equity fund advisors to improve the ability of the FSOC to monitor systemic risk and improve the ability of both the FSOC and the SEC to identify and assess changes in market trends at reporting funds. The final amendments will become effective on December 21, 2023 for current and quarterly event reporting and the remainder of the amendments became effective on June 21, 2023.
•On May 3, 2023, the SEC adopted amendments to modernize the disclosure requirements relating to repurchases of an issuer’s equity securities, including requiring issuers to provide daily repurchase activity on a quarterly or semi-annual basis, depending on the type of issuer. Through the amendments, the SEC seeks to improve disclosure and provide investors with enhanced information to assess the purposes and effects of share repurchases. Specifically, the amendments require disclosures related to issuers’ share repurchases that will purport to provide investors with enhanced information to assess the purposes and effects of the repurchases, including requiring issuers to: (1) disclose daily repurchase activity quarterly or semiannually; (2) check a box indicating if certain directors or officers traded in the relevant securities within four business days before or after the public announcement of an issuer’s repurchase plan or program; (3) provide narrative disclosure about the issuer’s repurchase programs and practices in its periodic reports; and (4) provide quarterly disclosure in an issuer’s periodic reports on Forms 10-K and 10-Q related to an issuer’s adoption and termination of Rule 10b5-1 trading arrangements. The amendments become effective on July 31, 2023. Foreign private issuers that file on private issuer forms will be required to comply with the amendments in new Form F-SR beginning with the Form F-SR that covers the first full fiscal quarter that begins on or after April 1, 2024. The Form 20-F narrative disclosure that relates to the Form F-SR filings will be required starting in the first Form 20-F filed after the foreign private issuers first Form F-SR has been filed. Listed closed-end funds will be required to comply with the amendments beginning with the Form N-CSR that covers the first six-month period that begins on or after January 1, 2024. All other issuers (including Federated Hermes) will be required to comply with the amendments on Forms 10-Q and 10-K (for their fourth fiscal quarter) beginning with the first filing that covers the first full fiscal quarter that begins on or after October 1, 2023.
•On April 28, 2023, the SEC reopened the comment period for its proposed amendments to modernize the rules governing beneficial ownership reporting, and the staff of the SEC’s Division of Economic and Risk Analysis released a memorandum that provides supplemental data and analysis related to the proposed amendments’ economic effects. The proposed amendments would: (1) accelerate the filing deadlines for Schedules 13D and 13G beneficial ownership reports; (2) expand the application of Regulation 13D-G to certain derivative securities; (3) clarify the circumstances under which two or more persons have formed a “group” that would be subject to beneficial ownership reporting obligations; and (4) require that Schedules 13D and 13G be filed using a structured, machine-readable data language. The public comment period ended on June 27, 2023.
•On April 14, 2023, the SEC reopened the comment period for its January 2022 proposal to amend the definition of “exchange” under Rule 3b-16 under the 1934 Act. The reopening release reiterated the applicability of existing rules to platforms that trade crypto asset securities, including so-called “DeFi” systems, and provides supplemental information and economic analysis for systems that would be included in the new, proposed exchange definition. The reopening release also requested information and public comment on crypto asset securities trading on such systems and certain aspects of the proposed amendments applicable to all securities. The public comment period ended on June 13, 2023.
Federated Hermes continues to monitor developments regarding previously issued regulatory proposals and developments, including, among others: (1) the SEC's proposed amendments to Regulation S-P; (2) the SEC's proposals to amend and redesignate the custody rule in Rule 206(4)-2 under the Advisers Act; (3) further regulatory action relating to the SEC's proposed new rules that would require various market actors, including investment advisors and investment companies, to address cybersecurity risks; (4) the SEC's proposed amendments to Regulation Systems Compliance and Integrity under the 1934 Act; (5) new guidance or further action in regard to non-disparagement, confidentiality clauses and restrictive covenants based on a National Labor Relations Board decision, Federal Trade Commission proposed regulations, and various state law

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
initiatives; (6) amendments to the requirements for annual and semi-annual shareholder reports provided by mutual funds and ETFs to highlight key information for investors; and (7) a proposed rule and related amendments to prohibit SEC-registered investment advisors from outsourcing certain services or functions to service providers without meeting certain minimum requirements. Federated Hermes submitted comment letters on certain of the above prior proposals and amendments. For example, in a June 6, 2023 comment letter, Federated Hermes supported the comments of the ICI and SIFMA on the SEC’s proposal to amend Regulation S-P, including the need to harmonize the SEC’s proposed amendments with other existing and proposed rules and regulations. In a May 18, 2023 comment letter, Federated Hermes supported the comments of the ICI, SIFMA and the Money Management Institute on the SEC’s proposal to amend and redesignate the Custody Rule, including regarding concerns raised regarding the equivalence of investment discretion and custody, the imposition of contract term requirements, and the overall impact of the proposal on the markets. Please refer to our prior quarterly reports on Form 10-Q and annual reports on Form 10-K for further information regarding other Regulatory Developments that can affect Federated Hermes’ Financial Condition.
In addition to the above Regulatory Developments, as noted above, the SEC and other regulators also continue in 2023 to conduct risk-based, for cause and sweep examinations, bring enforcement actions, and review and comment on issuer and fund filings. In addition to routine and for cause examinations conducted on individual firms, SEC sweep exams have included, or are expected to include examinations regarding the investment advisor marketing rule, ETF revenue sharing payments, ESG practices and disclosures, and approval of registered investment company advisory fees, among others. It has been reported that the SEC’s examination priorities in 2023 include private funds, ESG investing, Regulation Best Interest, information security and operational resiliency, cryptocurrency, recordkeeping, financial reporting and disclosure violations, investment fraud, insider trading, and emerging technologies and digital assets, among others. In addition to the SEC’s aggressive “regulation by enforcement” posture, the SEC staff has become more aggressive in commenting on issuer and fund filings, imposing new interpretations of certain requirements, and taking firm positions, resulting in “regulation by the comment process.”
The Financial Industry Regulatory Authority (FINRA) staff also continues to engage in such investigations, enforcement actions and examinations of registered broker-dealers. For example, in February 2023, FINRA provided an update on a sweep examination conducted since 2021, regarding social media influencers, customer acquisition and related information protection. This sweep exam reviewed firms’ practices related to their acquisition of customers through social media channels, as well as firms' sharing of customers’ usage information with affiliates and non-affiliated third parties. The update summarizes selected practices FINRA has observed firms implement during the sweep exam.
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
On June 14, 2023, the Tax on Wall Street Speculation Act of 2023 was introduced into the U.S. House of Representatives and U.S. Senate. The proposed legislation would enact a financial transaction tax (FTT) of 0.5% on the trading of equities, 0.1% on the trading of bonds and 0.005% on the trading of derivatives and other financial instruments. The proposed legislation has been introduced annually since 2021 and has not yet gained significant support within Congress.
International
Like the U.S., the pace of regulation in the European Union (EU) and United Kingdom (UK) has remained heightened so far in 2023. In its Business Plan 2023/24, the Financial Conduct Authority (FCA) set forth an ambitious program for 2023, including: (1) a focus on putting consumer needs first, particularly with the UK Consumer Duty coming into force in July 2023; (2) preparing financial services for the future, through the Future Regulatory Framework (FRF) and Edinburgh Reforms; (3) strengthening the UK’s position in global wholesale markets; and (4) reducing and preventing financial crime. The FCA’s Business Plan follows the publication of its Strategy: 2022-2025, in which the FCA indicated it would focus on reducing and preventing serious harm, setting, and testing higher standards, and promoting competition and positive change. The Central Bank of Ireland (CBI) has disclosed that its key regulation and supervision priorities for 2023 include, among other areas, (1) assessing and managing risks to the financial and operational resilience of firms; (2) addressing systemic risks generated by non-banks; (3) consulting on regulatory developments under the Consumer Protection Framework and Individual Accountability Framework; (4) ensuring that the European Union’s (EU) Anti-Money Laundering Plan results in a consistent

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
and robust EU-wide framework; (5) implementing new EU regulations on digital operational resilience (DORA) and markets in crypto assets; and (6) strengthening the resilience of the financial system to climate risks.
In the second quarter 2023, the FCA issued discussion papers, consultations and statements regarding, among other topics: (1) Financial promotions rules for crypto assets and related guidance; (2) The Framework for a UK Consolidated Tape and Procuring a consolidated tape provider; (3) Expansion of the Dormant Assets schedule – second phase; (4) Vote Reporting: A consultation and discussion paper from the Vote Reporting Group; (5) Remuneration: enhancing proportionality for dual-regulated firms; (6) Improving equity secondary markets;(7) Changing the scope of the baseline financial resilience regulatory return; (8) FCA regulated fees and levies: rates proposals for 2023/24; (9) Decisions on US dollar LIBOR: Feedback to CP22/21; (10) Consumer Duty: Findings from our review of fair value frameworks; (11) Guidance on the trading venue perimeter; and (12) Broadening retail and pensions access to the long-term asset fund. The CBI issued consultations and guidance regarding, among other topics: (1) Financial stability review 2023:1; and (2) Systemic risk. The European Securities and Markets Authority (ESMA) issued discussion papers, consultations and other papers regarding, among other topics: (1) Review of SFDR Delegated Regulation regarding PAI and financial product disclosures; (2) Draft regulatory technical standards (RTS) under the reviewed European long-term investment funds (ELTIF) Regulation; (3) Draft implementing RTS amending the mapping of ECAI’s credit assessments; (4) Joint European Supervisory Authority Discussion paper on DORA; (5) Draft RTS regarding contractual arrangements on the use of information and communication technology (ICT) services; (6) Draft RTS to further harmonize ICT risk management tools, methods and processes; (7) Draft RTS for the classification of ICT related incidents, materiality thresholds for major incidents and significant cyber threats; and (8) Call for Evidence on sustainability in suitability and product governance. These regulators and supervisory authorities are expected to continue to address these and other topics, and publish additional consultation papers and other regulatory documents, throughout the remainder of 2023.
UK regulators continue to rationalize the EU legislation and regulatory requirements that were quickly “on-shored” upon Brexit taking effect. A paired-back version of the Retained EU Law (Revocation and Reform) Bill received Royal Assent on June 29, 2023 and is now known as the Retained EU Law (Revocation and Reform) Act 2023 (i.e., the Brexit Freedoms Act). The Brexit Freedoms Act implements a renewed regulatory framework in the UK. Among other things, under the Brexit Freedoms Act: (1) a large amount of EU legislation (approximately 600 retained laws) will be automatically revoked and the principle of supremacy and other general principles of EU law will be abolished, which will end the special status of EU law, by December 31, 2023; (2) any remaining retained EU laws will be “assimilated law” after December 31, 2023, at which point it will no longer be necessary to interpret assimilated law in accordance with corresponding EU law; (3) any secondary retained EU law, or the same categories of assimilated law, can be revoked and alternative provisions made, so long as no regulatory burden is increased, up until June 23, 2026; (4) certain retained EU laws can be modified by statutory instrument; (5) certain retained EU law can be more easily restated, replaced or updated; and (6) it is easier for UK domestic courts to depart from retained EU case law.
The Financial Services and Markets Bill also was granted Royal Assent on June 29, 2023, and is now known as the Financial Services and Markets Act 2023 (FSM Act). The FSM Act contains significant reforms to the UK’s regulatory framework for financial services, aims to establish an enhanced regulatory regime better tailored to UK markets, and provides certain updated objectives for financial services regulators aimed at focusing on long-term growth and international competitiveness. Among other things, the FSM Act: (1) provides for a phased revocation of retained EU law relating to financial services; (2) empowers His Majesty’s Treasury (HM Treasury), relevant national authorities (i.e., financial service regulators, such as the FCA and Prudential Regulation Authority (PRA)), and the Bank of England (BoE) to modify or replace existing retained EU laws or to prepare new transitional amendments to bring about a new UK-specific regulatory regime; (3) grants HM Treasury the power to designate certain third parties as “critical” on the basis of the materiality of the services which the third party provides to firms, the number and types of firms which use a third party and other defined criteria, and authorizes the FCA, PRA and BoE to oversee critical services; (4) reforms the UK financial promotions regime; (5) enables the regulation of crypto assets to support their adoption in the UK; (6) facilitates the use of new technologies such as blockchain in financial markets; and (7) implements other outcomes of the Future Regulatory Framework review, which included consultations that concluded on February 9, 2022.
Federated Hermes continues to have permission from the FCA to allow certain Irish-domiciled Undertakings for the Collective Investment in Transferable Securities (UCITS) funds and Luxembourg-based direct lending funds to continue to be marketed in the UK under the temporary permissions regime, which remains effective through December 31, 2023. The overseas funds regime (OFR) has also been established. The OFR is targeted at UCITS and is a long-term replacement to the temporary permissions regime which enables Federated Hermes’ Irish UCITS funds to continue to be marketed in the UK post-Brexit.
The post-Brexit regulatory environment (particularly the need to obtain full authorizations on a country-by-country basis) also continues to create a level of uncertainty regarding the ability and requirements to distribute products and provide investment

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
management services between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. The impact of Brexit on Federated Hermes’ UK domiciled funds is difficult to quantify and remains uncertain given the number of Regulatory Developments and recent surge in the number of ESG-related funds in both the EU and UK. As of June 30, 2023, EU-resident shareholders in Federated Hermes’ UK domiciled funds and the UK-resident shareholders in Federated Hermes’ Irish-domiciled funds were permitted to remain in the funds. Subscriptions also can continue.
The regulation of money market funds in the EU and UK is another example of potential divergence between the EU and UK post-Brexit. EU and UK money market fund regulation is considered “equivalent” until December 31, 2025. Accordingly, UK-domiciled money market funds currently remain on par with current EU regulatory requirements. As a result, EU-based funds can still use passports to sell to UK investors. However, following various consultations, reports, and speeches by representatives of International Organization of Securities Commissions (IOSCO) and the Financial Stability Board (FSB) in 2020, 2021 and 2022, similar to the SEC in the U.S., ESMA, the BoE, the European Systemic Risk Board (ESRB), the European Banking Authority (EBA), and the International Monetary Fund (IMF), among other regulators, have been re-examining existing money market fund regulation, soliciting public comment on proposed money market fund reforms, and issuing reports and recommendations. While money market fund reform continues to be discussed in the UK and the EU, new proposals for reform have not been promulgated. It has been reported that, in late January 2023, Andrew Bailey, a governor of the BoE and Chairman of the FSB, expressed concerns regarding money market funds given their perceived impact during the recent financial crisis and the “mini budget” crisis in the UK in 2022, and indicated that the BoE and FCA will come out with their own money market fund reform proposals in 2023. On July 20, 2023, the European Commission adopted a report to European Parliament and the Council of the EU (Council) regarding its assessment of the functioning of Regulation (EU) 2017/1131 on money market funds (MMF Regulation). In the report, the European Commission, drawing on a number of studies carried out by European and international bodies, including ESMA, ESRB and FSB, and the results of a targeted consultation published in 2022, concludes that, among other things: (1) the EU MMF Regulation, as it existed in March 2020, enhanced financial stability and overall successfully passed the test of recent market developments, including the market stress of March 2020, more recent interest rate increases, and related financial asset re-pricing; (2) recent market developments show that there could be benefits to further increasing the resilience of EU money market funds, notably by decoupling the potential activation of liquidity management tools (such as redemption gates and liquidity fees) from regulatory liquidity thresholds; (3) proposals to increase minimum liquid asset requirements are difficult to implement and may have unintended consequences; (4) proposals to increase the loss-absorption capacity of money market funds by imposing constraints on the shares that can be redeemed immediately (known as “minimum balance at risk”) or by requiring money market funds to maintain capital buffers are either untested and contingent on significant operational adjustments or they would make it more expensive to operate money market funds and likely lead to closures of some money market funds and lower returns for investors; and (5) the European Commission will not propose a revision of the EU MMF Regulation at this time, but will continue to monitor the money market funds sector and related vulnerabilities based on the work of ESMA and relevant national competent authorities. Given the above, it is possible that the EU or UK could either deviate from one another regarding, or simply not adopt, any new or amended money market fund reforms in the future. Management believes that the final SEC rule on money market fund reforms could influence the UK and EU regulators.
As discussed above, Federated Hermes believes that money market funds are investment products that have proven their resiliency. Federated Hermes intends to continue to engage with UK and EU regulators in 2023 and beyond, both individually and through industry groups, to shape any further money market fund reforms to avoid overly burdensome requirements or the erosion of benefits that money market funds provide.
On July 5, 2023, the FSB issued a consultation report on addressing structural vulnerabilities from the liquidity mismatch in open-end funds. The report proposes revisions to the FSB’s 2017 policy recommendations to address structural vulnerabilities from asset management activities. The revisions include, among others: (1) providing greater clarity on the redemption terms that open-end funds can offer to investors based on the liquidity of their asset holdings; (2) ensuring a broad set of anti-dilution and quantity-based liquidity management tools for use by open-end fund managers in normal and stressed market conditions; (3) greater inclusion of anti-dilution liquidity management tools in open-end fund constitutional documents and greater use, and consistency in use, of such liquidity management tools in both normal and stressed market conditions; and (4) providing clearer public disclosures from open-end fund managers on the availability and use of liquidity management tools in normal and stressed market conditions. The IOSCO also proposed on July 5, 2023 detailed guidance for open-end funds’ use of anti-dilution liquidity management tools. The IOSCO report provides detailed guidance to support greater and more consistent use of anti-dilution liquidity management tools by open-ended funds in both normal and stressed market conditions.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
The sweeping changes implemented by the Brexit Freedoms Act and FSM Act heighten the risk of regulatory divergence between the UK and the EU post-Brexit. Such divergence has already begun in certain areas of financial services regulation. For example, EU investment firms in EU Member States are required to comply with the Investment Firms Directive (IFD) and Investment Firms Regulation (IFR); however, the IFD and IFR do not bind the UK, and a new UK prudential regime for Markets in Financial Instruments (MiFID) firms titled Investment Firms Prudential Regime (IFPR) has been established. The IFPR, which became effective on January 1, 2022, introduced a single prudential regime, and represents a significant change for FCA-authorized investment firms in the UK that are authorized under MiFID, including alternative investment fund managers (AIFMs) with MiFID top-up permissions.
As another example of potential divergence, EU regulators have previously issued or proposed directives, rules, and laws regarding sustainable finance, including the Sustainability-Related Disclosures Regulation or SFDR and the Taxonomy Regulation, as well as proposals on the use of ESG- or sustainability-related terms in fund names. The Taxonomy Regulation establishes a framework to facilitate sustainable investment, including when Member States establish measures (e.g., labels or standards) setting requirements regarding financial products or corporate bonds presented as “environmentally sustainable.” On April 12, 2023, the European Supervisory Authorities (ESAs) published a joint consultation, “Joint Consultation Paper on the Review of SFDR Delegated Regulation regarding PAI and financial product disclosures”, in which the ESAs set out proposed RTS on content and presentation of disclosures pursuant to the SFDR. In addition to other adjustments, the purpose of this joint consultation is to broaden the disclosure framework and address certain technical issues that have emerged since the SFDR was originally implemented, which concern sustainability indicators in relation to principal adverse impacts, and to propose amendments to RTS on pre-contractual and periodic documents on website product disclosures for financial products, in order to include GHG emissions reduction targets, including intermediary targets and milestones and actions pursued. The consultation period ended on July 4, 2023. Federated Hermes is reviewing the joint consultation and its impact on its business.
Rather than adopt the SFDR, the UK decided to align with the TCFD. The FCA also has proposed its own guidelines regarding the use of ESG- and sustainability-related terms in fund names. On March 9, 2023, as part of a series of correspondence addressing the UK Sustainability Disclosure Requirements (SDR) and greenwashing, the UK Parliament’s Sub-Committee on Financial Services Regulations published a letter sent to the FCA’s chief executive, Nikhil Rathi, branding the FCA’s plans to prevent investment funds from greenwashing “lop-sided.” The letter addresses the FCA’s proposals to create a traffic-light system to classify the sustainability of funds, asserting that the cost to consumers of UK fund sustainability labelling rules had not been adequately considered and should be reviewed. In the letter, the Sub-Committee said it is concerned that the existing cost-benefit analysis undertaken by the regulator falls short and fails to consider the substantial costs to the consumer of the measures included within the FCA’s proposals. It has been reported that a new FCA greenwashing rule is expected to be issued in the third quarter 2023. Federated Hermes continues to monitor developments regarding ESG, climate and sustainability disclosure and greenwashing.
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
The activities of the FSB and the IOSCO also continue to be monitored by the investment management industry, including Federated Hermes. In the second quarter of 2023, in addition to their consultations addressing structural vulnerability from the liquidity mismatch in open-end funds and revisions to their 2017 policy recommendations and guidance for effective implementation of recommendations for liquidity risk management for collective investment schemes, the FSB and IOSCO published consultations and other papers on, among other topics: (1) Achieving greater convergence in cyber incident reporting; (2) High-level recommendations for the regulation, supervision and oversight of crypto asset activities and markets; (3) FSB Roadmap for addressing financial risks from Climate Change: 2023 Progress Report; (4) Enhancing third-party risk management and oversight: A toolkit for financial institutions and financial authorities; (5) Special purpose acquisition companies; (6) Good practices relating to the implementation of the IOSCO principles for ETFs; (7) Policy recommendations for crypto and digital asset markets; and (8) Margin dynamics in centrally cleared commodities in 2022.
Since the beginning of the second quarter 2023, UK and EU regulators and supervisory authorities issued, proposed, or adopted other new consultations, directives, rules, laws, and guidance that impact or could impact UK and EU investment management

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
industry participants, including Federated Hermes. Federated Hermes is reviewing these Regulatory Developments and their impact on its business. For example:
•On May 26, 2023, ESMA published a Questions and Answers document (Q&A) on the Alternative Investment Fund Managers Directive (AIFMD), on the issue of “pre-marketing”. The Q&A addresses a concept under the new EU Cross-Border Distribution of Funds regulation that permits authorized EU AIFMs to test market interest in a strategy or product before establishing an AIF or obtaining a marketing passport for an AIF.
•On May 24, 2023, the EU Commission published its draft Retail Investment Strategy package that seeks to empower retail investors (i.e., “consumer” investors) to make investment decisions that are aligned with their needs and preferences, ensuring that they are treated fairly and duly protected. The package purports to accomplish a number of things, including improving the way information is provided to retail investors about investment products and services, in ways that are more meaningful and standardized, increasing transparency, addressing potential conflicts of interest in the distribution of investment products, protecting retail investors from misleading marketing, preserving high standards of professional qualifications for financial advisors, empowering consumers to make better financial decisions, reducing administrative burdens and improving the accessibility of products and services, and enhancing supervisory cooperation.
•On May 19, 2023, HM Treasury and the European Commission signed a memorandum of understanding establishing a framework for financial services regulatory cooperation between the UK and EU. Based on a shared objective of preserving financial stability, market integrity, and the protection of investors and consumers, these arrangements will provide for: bilateral exchanges of views and analysis relating to regulatory developments and other issues of common interest; transparency and appropriate dialogue in the process of adoption, suspension and withdrawal of equivalence decisions; bilateral exchanges of views and analysis relating to market developments and financial stability issues; and enhanced cooperation and coordination including in international bodies as appropriate.
•On May 17, 2023, ESMA published an opinion for the European Commission with suggested legislative amendments to the AIFMD and UCITS Directive regarding the definition of “undue costs” for investors.
•On May 16, 2023, Sarah Pritchard, FCA Executive Director of Markets, and Executive Director of International delivered a speech warning that some regulated firms do not have adequate sanctions controls and are overly reliant on third-party providers to screen illegal or risky financial products that are promoted to customers.
•On May 10, 2023, Sheldon Mills, FCA Executive Director of Consumers and Competition, warned financial market participants that the FCA will respond strongly and promptly to firms that fail to comply with the forthcoming Consumer Duty. The Consumer Duty introduces a new Consumer Principle, which requires firms “to act to deliver good outcomes for retail customers.” It comes into effect on July 31, 2023.
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
Federated Hermes continues to monitor developments regarding previously issued regulatory proposals and developments, including, among others: (1) the UK government's independent review of financial services investment research and its contribution to UK capital markets competitiveness; (2) HM Treasury's consultations regarding ESG ratings; (3) the UK government's review of operational aspects of the Senior Management Certification Regime; (4) application of ESMA's Final Report on MiFID II; (5) new legislation against financial crimes following the FCA and HM Treasury's combined review of the Criminal Market Abuse Regime; (6) ESMA's proposed changes to the insider list regime in the Markets Abuse Regulation; (7) enhanced disclosure templates that include ESG-related information for securitized assets; (8) CBI's consultations regarding implementation of the Individual Accountability Framework (IAF); (9) FCA guidance regarding implementation of requirements on the internal capital adequacy and risk assessment process and reporting under the IFPR; (10) new FCA guidance or regulatory activity in connection with certain risks identified in its February 3, 2023 "Dear CEO" letter regarding governance, ESG, liquidity management, and operations and financial resilience in investment products; (11) ESMA's new guidelines on stress test scenarios under the MMF Regulation; (12) ESMA's consultation report regarding CP Manual on post-trade transparency; and (13) European Market Infrastructure Regulations (EMIR) Refit where ESMA provided clarification regarding compliance with the EMIR technical standards seeking to ensure the consistent implementation of the revised rules

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
on reporting under EMIR which commence in April 2024. Please refer to our prior quarterly reports on Form 10-Q and annual reports on Form 10-K for further information regarding other Regulatory Developments that can affect Federated Hermes’ Financial Condition.
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
An EU FTT also continues to be discussed, although it remains unclear if or when an agreement will be reached regarding its adoption. The last proposal was to begin discussions at the EU level regarding the design of an EU FTT involving a gradual implementation by Member States based on the FTTs already implemented in France and Italy. Member States that would want to implement an FTT more quickly would have been permitted to do so. Member States were invited to provide input on the proposed approach to the EU FTT design, whether the FTTs in France and Italy would be a solid basis for an EU FTT, and whether an EU FTT should apply to equity derivative transactions. As attention continues on a post-Pandemic economy and as the EU and EU Member States continue to look to fund their budgets and the Pandemic-related measures that have been adopted, an EU FTT on securities transactions, or even bank account transactions, remains a potential additional source of revenue. The Council has recognized that the European Commission has clarified that, if there is no agreement by the end of 2022 (which there was not), the European Commission will, based on impact assessments, propose a new resource for the EU budget based on a new FTT and that the European Commission will endeavor to make those proposals by June 2024 with the FTT’s planned introduction by January 1, 2026. The Council also has indicated that further work will be required before final policy choices are made and an agreement on a possible FTT can be reached. The exact time needed to reach a final agreement on an EU FTT, implement any agreement and enact legislation is not known at this time. The weakened economy in Europe can increase the risk that additional jurisdictions propose to implement single-country FTTs. Also, on June 13, 2023, a policy brief was submitted to the G20 proposing that an international FTT be adopted by G20 nations to assist with funding net zero climate actions.
As of June 30, 2023, the publication of the few remaining tenors of USD LIBOR ceased. On April 3, 2023, the FCA authorized the publication of 1-, 3- and 6-month synthetic USD LIBOR for a limited time after June 30, 2023 to facilitate a smoother transition to an alternative reference rate. Specifically, overnight, and 12-month US dollar LIBOR permanently ceased on June 30, 2023, while the 1-, 3- and 6-month US dollar LIBOR tenors will continue until September 30, 2024, using an unrepresentative ‘synthetic’ methodology. The synthetic LIBOR rates are available for all legacy contracts except cleared derivatives and may not be used in new issues. Additionally, the 3-month synthetic sterling LIBOR is expected to cease on March 28, 2024. The FCA made clear that its primary purpose in requiring the publication of synthetic USD LIBOR is to facilitate an orderly transition of legacy contracts that are governed by UK or other non‑U.S. law and that had no realistic prospect of being amended by June 30, 2023. On May 15, 2023, the SEC Staff issued a LIBOR transition risk alert for investment advisors and investment companies to remind firms about the transition, convey findings from SEC examinations to assess firms’ preparedness for the LIBOR transition, and discuss certain practices in the areas of risk management, operations, portfolio management, fiduciary responsibility, and investor communications that firms have implemented to address the transition.
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
Management continues to monitor and assess the impact of the increasing interest rate environment and instability caused by the first quarter 2023 bank failures on asset values and money market fund and other fund asset flows, and related asset mixes, as well as the degree to which these factors impact Federated Hermes' institutional prime and municipal (or tax-exempt) money market business and Federated Hermes' Financial Condition. Management also continues to monitor, and expend internal and external resources in connection with, the potential for additional regulatory scrutiny of money market funds, including institutional prime and institutional municipal (or tax-exempt) money market funds, as well as the impact of Regulatory Developments on Federated Hermes’ business generally.
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
As of July 31, 2023, given the regulatory environment, and the possibility of future additional Regulatory Developments and oversight, Federated Hermes is unable to fully assess the impact of modified or new future Regulatory Developments, and

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Federated Hermes' efforts related thereto, on its Financial Condition. Modified or new Regulatory Developments in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have further material and adverse effects on Federated Hermes' Financial Condition.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Asset Highlights
Managed Assets at Period End

	June 30,		Percent Change
(in millions)	2023	2022
By Asset Class
Equity	$82,992	$80,988	2%
Fixed-Income	87,425	86,253	1
Alternative / Private Markets	21,602	21,785	(1)
Multi-Asset	2,922	3,135	(7)
Total Long-Term Assets	194,941	192,161	1
Money Market	509,017	439,697	16
Total Managed Assets	$703,958	$631,858	11%

By Product Type
Funds:
Equity	$44,383	$44,207	0%
Fixed-Income	43,884	48,215	(9)
Alternative / Private Markets	13,338	13,911	(4)
Multi-Asset	2,782	3,001	(7)
Total Long-Term Assets	104,387	109,334	(5)
Money Market	364,014	298,031	22
Total Fund Assets	468,401	407,365	15
Separate Accounts:
Equity	38,609	36,781	5
Fixed-Income	43,541	38,038	14
Alternative / Private Markets	8,264	7,874	5
Multi-Asset	140	134	4
Total Long-Term Assets	90,554	82,827	9
Money Market	145,003	141,666	2
Total Separate Account Assets	235,557	224,493	5
Total Managed Assets	$703,958	$631,858	11%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(in millions)	2023	2022		2023	2022
By Asset Class
Equity	$83,025	$85,785	(3)%	$83,590	$88,910	(6)%
Fixed-Income	87,504	88,740	(1)	87,856	92,108	(5)
Alternative / Private Markets	21,411	22,230	(4)	21,174	22,539	(6)
Multi-Asset	2,929	3,337	(12)	2,971	3,479	(15)
Total Long-Term Assets	194,869	200,092	(3)	195,591	207,036	(6)
Money Market	510,418	417,778	22	496,751	425,516	17
Total Average Managed Assets	$705,287	$617,870	14%	$692,342	$632,552	9%

By Product Type
Funds:
Equity	$44,218	$47,504	(7)%	$44,637	$49,962	(11)%
Fixed-Income	43,827	51,173	(14)	43,893	54,293	(19)
Alternative / Private Markets	13,181	14,297	(8)	13,121	14,521	(10)
Multi-Asset	2,787	3,193	(13)	2,828	3,326	(15)
Total Long-Term Assets	104,013	116,167	(10)	104,479	122,102	(14)
Money Market	362,608	275,631	32	347,983	283,394	23
Total Average Fund Assets	466,621	391,798	19	452,462	405,496	12
Separate Accounts:
Equity	38,807	38,281	1	38,953	38,948	0
Fixed-Income	43,677	37,567	16	43,963	37,815	16
Alternative / Private Markets	8,230	7,933	4	8,053	8,018	0
Multi-Asset	142	144	(1)	143	153	(7)
Total Long-Term Assets	90,856	83,925	8	91,112	84,934	7
Money Market	147,810	142,147	4	148,768	142,122	5
Total Average Separate Account Assets	238,666	226,072	6	239,880	227,056	6
Total Average Managed Assets	$705,287	$617,870	14%	$692,342	$632,552	9%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Equity Funds
Beginning Assets	$44,732	$51,890	$43,342	$57,036
Sales	2,155	3,669	5,326	7,629
Redemptions	(3,548)	(3,971)	(6,544)	(8,089)
Net Sales (Redemptions)	(1,393)	(302)	(1,218)	(460)
Net Exchanges	(8)	20	82	(154)
Impact of Foreign Exchange[1]	131	(678)	216	(968)
Market Gains and (Losses)[2]	921	(6,723)	1,961	(11,247)
Ending Assets	$44,383	$44,207	$44,383	$44,207

Equity Separate Accounts
Beginning Assets	$38,897	$39,786	$38,181	$39,680
Sales[3]	2,714	2,926	5,174	5,958
Redemptions[3]	(2,149)	(3,593)	(3,889)	(6,545)
Net Sales (Redemptions)[3]	565	(667)	1,285	(587)
Net Exchanges	13	0	26	0
Impact of Foreign Exchange[1]	(60)	(521)	(37)	(685)
Market Gains and (Losses)[2]	(806)	(1,817)	(846)	(1,627)
Ending Assets	$38,609	$36,781	$38,609	$36,781

Total Equity
Beginning Assets	$83,629	$91,676	$81,523	$96,716
Sales[3]	4,869	6,595	10,500	13,587
Redemptions[3]	(5,697)	(7,564)	(10,433)	(14,634)
Net Sales (Redemptions)[3]	(828)	(969)	67	(1,047)
Net Exchanges	5	20	108	(154)
Impact of Foreign Exchange[1]	71	(1,199)	179	(1,653)
Market Gains and (Losses)[2]	115	(8,540)	1,115	(12,874)
Ending Assets	$82,992	$80,988	$82,992	$80,988
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
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Fixed-Income Funds
Beginning Assets	$43,616	$54,830	$43,180	$59,862
Sales	3,836	4,326	8,091	9,755
Redemptions	(3,589)	(8,134)	(8,288)	(16,556)
Net Sales (Redemptions)	247	(3,808)	(197)	(6,801)
Net Exchanges	6	(52)	(95)	96
Impact of Foreign Exchange[1]	34	(169)	59	(248)
Market Gains and (Losses)[2]	(19)	(2,586)	937	(4,694)
Ending Assets	$43,884	$48,215	$43,884	$48,215

Fixed-Income Separate Accounts
Beginning Assets	$43,845	$37,316	$43,563	$37,688
Sales[3]	1,055	2,665	2,847	4,660
Redemptions[3]	(1,374)	(816)	(3,802)	(1,831)
Net Sales (Redemptions)[3]	(319)	1,849	(955)	2,829
Net Exchanges	0	1	0	(1)
Impact of Foreign Exchange[1]	9	(56)	22	(81)
Market Gains and (Losses)[2]	6	(1,072)	911	(2,397)
Ending Assets	$43,541	$38,038	$43,541	$38,038

Total Fixed-Income
Beginning Assets	$87,461	$92,146	$86,743	$97,550
Sales[3]	4,891	6,991	10,938	14,415
Redemptions[3]	(4,963)	(8,950)	(12,090)	(18,387)
Net Sales (Redemptions)[3]	(72)	(1,959)	(1,152)	(3,972)
Net Exchanges	6	(51)	(95)	95
Impact of Foreign Exchange[1]	43	(225)	81	(329)
Market Gains and (Losses)[2]	(13)	(3,658)	1,848	(7,091)
Ending Assets	$87,425	$86,253	$87,425	$86,253
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
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Alternative / Private Markets Funds
Beginning Assets	$13,040	$14,847	$13,050	$14,788
Sales	439	705	1,283	1,100
Redemptions	(641)	(749)	(1,298)	(1,185)
Net Sales (Redemptions)	(202)	(44)	(15)	(85)
Net Exchanges	(4)	4	20	4
Impact of Foreign Exchange[1]	322	(980)	546	(1,377)
Market Gains and (Losses)[2]	182	84	(263)	581
Ending Assets	$13,338	$13,911	$13,338	$13,911

Alternative / Private Markets Separate Accounts
Beginning Assets	$8,134	$8,262	$7,752	$8,132
Sales[3]	204	411	625	660
Redemptions[3]	(104)	(342)	(239)	(411)
Net Sales (Redemptions)[3]	100	69	386	249
Net Exchanges	0	0	(23)	0
Impact of Foreign Exchange[1]	217	(575)	361	(815)
Market Gains and (Losses)[2]	(187)	118	(212)	308
Ending Assets	$8,264	$7,874	$8,264	$7,874

Total Alternative / Private Markets
Beginning Assets	$21,174	$23,109	$20,802	$22,920
Sales[3]	643	1,116	1,908	1,760
Redemptions[3]	(745)	(1,091)	(1,537)	(1,596)
Net Sales (Redemptions)[3]	(102)	25	371	164
Net Exchanges	(4)	4	(3)	4
Impact of Foreign Exchange[1]	539	(1,555)	907	(2,192)
Market Gains and (Losses)[2]	(5)	202	(475)	889
Ending Assets	$21,602	$21,785	$21,602	$21,785
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
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Multi-Asset Funds
Beginning Assets	$2,832	$3,401	$2,851	$3,608
Sales	32	43	79	116
Redemptions	(138)	(139)	(277)	(267)
Net Sales (Redemptions)	(106)	(96)	(198)	(151)
Net Exchanges	1	1	3	6
Market Gains and (Losses)[1]	55	(305)	126	(462)
Ending Assets	$2,782	$3,001	$2,782	$3,001

Multi-Asset Separate Accounts
Beginning Assets	$141	$154	$138	$172
Sales[2]	1	0	1	1
Redemptions[2]	(5)	(4)	(10)	(8)
Net Sales (Redemptions)[2]	(4)	(4)	(9)	(7)
Market Gains and (Losses)[1]	3	(16)	11	(31)
Ending Assets	$140	$134	$140	$134

Total Multi-Asset
Beginning Assets	$2,973	$3,555	$2,989	$3,780
Sales[2]	33	43	80	117
Redemptions[2]	(143)	(143)	(287)	(275)
Net Sales (Redemptions)[2]	(110)	(100)	(207)	(158)
Net Exchanges	1	1	3	6
Market Gains and (Losses)[1]	58	(321)	137	(493)
Ending Assets	$2,922	$3,135	$2,922	$3,135
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
Changes in Total Long-Term Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Total Long-Term Fund Assets
Beginning Assets	$104,220	$124,968	$102,423	$135,294
Sales	6,462	8,743	14,779	18,600
Redemptions	(7,916)	(12,993)	(16,407)	(26,097)
Net Sales (Redemptions)	(1,454)	(4,250)	(1,628)	(7,497)
Net Exchanges	(5)	(27)	10	(48)
Impact of Foreign Exchange[1]	487	(1,827)	821	(2,593)
Market Gains and (Losses)[2]	1,139	(9,530)	2,761	(15,822)
Ending Assets	$104,387	$109,334	$104,387	$109,334

Total Long-Term Separate Accounts Assets
Beginning Assets	$91,017	$85,518	$89,634	$85,672
Sales[3]	3,974	6,002	8,647	11,279
Redemptions[3]	(3,632)	(4,755)	(7,940)	(8,795)
Net Sales (Redemptions)[3]	342	1,247	707	2,484
Net Exchanges	13	1	3	(1)
Impact of Foreign Exchange[1]	166	(1,152)	346	(1,581)
Market Gains and (Losses)[2]	(984)	(2,787)	(136)	(3,747)
Ending Assets	$90,554	$82,827	$90,554	$82,827

Total Long-Term Assets
Beginning Assets	$195,237	$210,486	$192,057	$220,966
Sales[3]	10,436	14,745	23,426	29,879
Redemptions[3]	(11,548)	(17,748)	(24,347)	(34,892)
Net Sales (Redemptions)[3]	(1,112)	(3,003)	(921)	(5,013)
Net Exchanges	8	(26)	13	(49)
Impact of Foreign Exchange[1]	653	(2,979)	1,167	(4,174)
Market Gains and (Losses)[2]	155	(12,317)	2,625	(19,569)
Ending Assets	$194,941	$192,161	$194,941	$192,161
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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Six Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
By Asset Class
Money Market	72%	67%	46%	34%
Equity	12%	14%	30%	40%
Fixed-Income	12%	15%	12%	16%
Alternative / Private Markets	3%	3%	10%	7%
Multi-Asset	1%	1%	1%	2%
Other	—%	—%	1%	1%
By Product Type
Funds:
Money Market	50%	45%	43%	30%
Equity	6%	8%	23%	31%
Fixed-Income	6%	9%	9%	13%
Alternative / Private Markets	2%	2%	8%	5%
Multi-Asset	1%	1%	1%	2%
Separate Accounts:
Money Market	22%	22%	3%	4%
Equity	6%	6%	7%	9%
Fixed-Income	6%	6%	3%	3%
Alternative / Private Markets	1%	1%	2%	2%
Other	—%	—%	1%	1%
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
Total average managed assets increased 14% and 9% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. As of June 30, 2023, total managed assets increased 11% from June 30, 2022. Average money market assets increased 22% and 17% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. Period-end money market assets increased 16% at June 30, 2023, as compared to June 30, 2022. Average equity assets decreased 3% and 6% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. Period-end equity assets increased 2% at June 30, 2023, as compared to June 30, 2022, primarily due to market appreciation. Average fixed-income assets decreased 1% and 5% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. Period-end fixed-income assets increased 1% at June 30, 2023, as compared to June 30, 2022, primarily due to assets acquired in an acquisition and market appreciation, partially offset by net redemptions. Average alternative/private markets assets decreased 4% and 6% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. Period-end alternative/private markets assets decreased 1% at June 30, 2023, as compared to June 30, 2022, primarily due to market depreciation, partially offset by foreign exchange rate fluctuations.
Steady progress on inflation despite surprising economic strength, easing banking stress and the FOMC that signaled it’s nearing the end of a rate-hike cycle propelled equity and credit markets higher in the second quarter. Mega-cap technology stocks were the biggest beneficiaries, helping the Nasdaq Composite Index post its best first half since 1983. Inflation remained elevated but well off its highs, with headline CPI rising at a 3% annualized rate in June, its slowest pace since March 2021 and

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
less than a third of June 2022’s year-over-year increase of 9.1%, a peak for the current economic cycle and the highest annual rate since November 1981. While consistently coming in above consensus projections, both job growth and consumer spending moderated over the period, as did forecasts for a potential recession for later this year or early 2024. After raising the target federal funds range a quarter-point in early May, the FOMC paused in June and projected no more than two more quarter-point hikes are likely through year-end. In fixed-income markets, interest rates rose during the quarter, with the 2-year Treasury yield rising 87 basis points to 4.89%, the 10-year Treasury yield increasing 37 basis points to 3.84% and the 30-year Treasury yield climbing 21 basis points to 3.86%.
Results of Operations
Revenue. Revenue increased $67.2 million for the three-month period ended June 30, 2023, as compared to the same period in 2022, primarily due to (1) an increase of carried interest of $37.6 million (partially offset in Compensation and Related expense); (2) an increase in money market revenue of $32.7 million due to higher average assets and (3) a decrease of $9.5 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact). These increases were partially offset by a decrease in revenue of $16.3 million due to lower average long-term assets.
Revenue increased $124.6 million for the six-month period ended June 30, 2023, as compared to the same period in 2022, primarily due to (1) a decrease of $85.3 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact), (2) an increase in money market revenue of $47.0 million due to higher average assets and (3) an increase in carried interest of $37.4 million (partially offset in Compensation and Related expense). These increases were partially offset by a decrease of $53.2 million in revenue due to lower long-term average assets.
For the six-month periods ended June 30, 2023 and 2022, Federated Hermes’ ratio of revenue to average managed assets was 0.24% and 0.22%, respectively. The increase in the rate was primarily due to the increase in revenue from the elimination of Voluntary Yield-related Fee Waivers, partially offset by a decrease in revenue from lower average equity assets during the first six months of 2023 compared to the same period in 2022.
Operating Expenses. Total Operating Expenses for the three-month period ended June 30, 2023 increased $61.2 million, as compared to the same period in 2022. Compensation and Related expense increased $31.8 million primarily due to the consolidation of carried interest vehicles. Distribution expense increased $12.8 million primarily related to (1) an increase of $9.0 million resulting from the elimination of Voluntary Yield-related Fee Waivers (see Business Developments – Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact) and (2) an increase in average managed money market fund assets of $6.2 million, partially offset by a decrease in average managed long-term fund assets of $2.5 million. Other expense increased $5.7 million primarily due to the costs associated with a fund restructuring.
Total Operating Expenses for the six-month period ended June 30, 2023 increased $117.4 million, as compared to the same period in 2022, primarily due to (1) an increase of $57.6 million in Distribution expense related to an increase of $66.5 million resulting from the elimination of Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact), partially offset by a decrease due to the mix of average fund assets ($4.4 million) and a decrease in competitive payments ($4.0 million); and (2) an increase of $34.7 million in Compensation and Related expense, primarily related to the consolidation of carried interest vehicles.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net increased $24.8 million for the three-month period ended June 30, 2023, as compared to the same period in 2022. The increase is primarily due to a $20.9 million increase in Gain (Loss) on Securities, net from a decrease in the market value of investments in the second quarter 2022, as compared to the market value of investments being flat in the second quarter 2023.
Nonoperating Income (Expenses), net increased $43.9 million for the six-month period ended June 30, 2023, as compared to the same period in 2022. The increase is primarily due to (1) a $38.1 million increase in Gain (Loss) on Securities, net from an increase in the market value of investments in the first half of 2023 as opposed to a decrease in the market value of investments during the same period in 2022 and (2) a $7.4 million increase in Investment Income, net primarily due to an increase in investment yields due to rising interest rates.
Income Taxes. The income tax provision was $27.5 million for the three-month period ended June 30, 2023, as compared to $18.9 million for the same period in 2022. The increase in the income tax provision was primarily due to higher income before income taxes. The effective tax rate was 27.4% for the three-month period ended June 30, 2023, as compared to 27.1% for the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
same period in 2022. See Business Developments - Fund-Related Transactions for additional information on the change in effective tax rate.
The income tax provision was $48.6 million for the six-month period ended June 30, 2023, as compared to $36.5 million for the same period in 2022. The increase in the income tax provision was primarily due to higher income before income taxes. The effective tax rate was 25.2% for the six-month period ended June 30, 2023, as compared to 25.7% for the same period in 2022.
Net Income Attributable to Federated Hermes, Inc. Net income increased $14.5 million for the three-month period ended June 30, 2023, as compared to the same period in 2022, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended June 30, 2023 increased $0.17, as compared to the same period in 2022, primarily due to increased net income ($0.16) and a decrease in shares outstanding resulting from share repurchases ($0.01).
Net income increased $28.3 million for the six-month period ended June 30, 2023, as compared to the same period in 2022, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the six-month period ended June 30, 2023 increased $0.35, as compared to the same period in 2022, primarily due to increased net income ($0.32) and a decrease in shares outstanding resulting from share repurchases ($0.03).
Liquidity and Capital Resources
Liquid Assets. At June 30, 2023, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $577.2 million, as compared to $559.5 million at December 31, 2022. The change in liquid assets is discussed below.
At June 30, 2023, Federated Hermes’ liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), Russia, China and certain other countries subject to economic sanctions. Federated Hermes’ experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $293 million in AUM) that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes’ credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $76.6 million for the six months ended June 30, 2023, as compared to $79.5 million for the same period in 2022. The decrease in cash provided was primarily due to (1) an increase in cash paid related to the $57.6 million increase in Distribution expense previously discussed, (2) a $17.9 million payment representing a settlement with affected shareholders related to an administrative error (see Note (17) to the Consolidated Financial Statements for additional information) (3) an increase of $12.6 million in cash paid for taxes, (4) an increase of $4.7 million in cash paid for interest primarily related to the $350 million Notes issued in March 2022 and (5) an increase in cash paid of $4.0 million related to a fund restructuring. These decreases in cash were partially offset by (1) an increase in cash received related to the $124.6 million increase in revenue previously discussed (excluding $25.5 million and $18.3 million related to Receivables—Affiliates and Receivables, net, respectively, discussed in Financial Position below), (2) a net decrease of $25.4 million in cash paid for trading securities for the six months ended June 30, 2023, as compared to the same period in 2022 and (3) a decrease of $5.4 million in cash paid for incentive compensation.
Cash Provided by Investing Activities. During the six-month period ended June 30, 2023, net cash provided by investing activities was $7.2 million, which represented $22.2 million in cash received from redemptions of Investments—Affiliates and Other, partially offset by $11.2 million paid for purchases of Investments—Affiliates and Other and $3.7 million paid for property and equipment.
Cash Used by Financing Activities. During the six-month period ended June 30, 2023, net cash used by financing activities was $83.3 million due primarily to $49.3 million or $0.55 per share of dividends paid to holders of Federated Hermes common shares, $47.9 million of treasury stock purchases and $17.7 million of distributions to noncontrolling interests in subsidiaries. These decreases in cash were partially offset by $32.5 million of contributions from noncontrolling interests in subsidiaries.
Long-term Debt. On March 17, 2022, pursuant to a Note Purchase Agreement, Federated Hermes issued unsecured senior Notes in the aggregate amount of $350 million at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
March and September in each year of the agreement. The entire principal amount of the $350 million Notes will become due March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of June 30, 2023, the outstanding balance of the $350 million Notes, net of unamortized issuance costs in the amount of $2.3 million, was $347.7 million and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were, or will be, used to supplement cash flow from operations, to fund share repurchases and potential acquisitions, to pay down debt outstanding under the Credit Agreement and for other general corporate purposes. See Note (11) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
As of June 30, 2023, Federated Hermes’ Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. The original proceeds were used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of June 30, 2023, Federated Hermes has $350 million available to borrow under the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information.
Both the Note Purchase Agreement and Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the six months ended June 30, 2023. An interest coverage ratio of at least 4 to 1 is required and, as of June 30, 2023, Federated Hermes’ interest coverage ratio was 36 to 1. A leverage ratio of no more than 3 to 1 is required and, as of June 30, 2023, Federated Hermes’ leverage ratio was 0.8 to 1.
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
Future Cash Needs. Management expects that principal uses of cash will include funding business acquisitions and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, paying debt obligations, paying taxes, repurchasing company stock, developing and seeding new products and strategies, modifying existing products, strategies and relationships, maintaining regulatory liquidity and capital requirements and funding property and equipment (including technology). Any number of factors may cause Federated Hermes’ future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees may continue to increase.
On July 27, 2023, Federated Hermes’ board of directors declared a $0.28 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of August 8, 2023 to be paid on August 15, 2023.
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
Receivables, net at June 30, 2023 increased $18.3 million from December 31, 2022 primarily due to an insurance receivable excluding Federated Hermes' retention under the policy. See Note (17) to the Consolidated Financial Statements for additional information.
Receivables—Affiliates at June 30, 2023 increased $25.5 million from December 31, 2022 primarily due to the accrual for carried interest earned in June 2023 and received in July 2023.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Investments—Consolidated Investment Companies at June 30, 2023 remained flat, as compared to December 31, 2022, primarily due to a decrease of (1) $29.2 million primarily related to the deconsolidation of a VIE and (2) $2.5 million of net redemptions from prior year investments during the first half of 2023. These decreases were offset by an increase of (1) $28.9 million from the consolidation of two additional VIEs and (2) $2.8 million of net appreciation on existing consolidated funds during the first half of 2023.
Investments—Affiliates and Other at June 30, 2023 decreased $6.9 million from December 31, 2022 due to a decrease of $14.0 million primarily from net redemptions during the first half of 2023. This decrease was partially offset by (1) $4.1 million related to the deconsolidation of a VIE, which reclassified Federated Hermes’ investment to Investments—Affiliates and Other and (2) an increase of $2.3 million from net appreciation on existing investments during the first half of 2023.
Right-of-Use Assets, net at June 30, 2023 decreased $12.1 million from December 31, 2022 due primarily to amortization and Long-Term Lease Liabilities at June 30, 2023 decreased $13.5 million from December 31, 2022 primarily due to payments made on leases during 2023.
Accrued Compensation and Benefits at June 30, 2023 decreased $49.8 million from December 31, 2022 primarily due to the 2022 accrued annual incentive compensation being paid in the first half of 2023 ($120.3 million), partially offset by 2023 incentive compensation accruals recorded at June 30, 2023 ($65.5 million).
Other Current Liabilities at June 30, 2023 increased $17.9 million from December 31, 2022 and primarily represents carried interest payable as of June 30, 2023.
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
Of the significant accounting policies described in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022, management believes that indefinite-lived intangible assets included in its Goodwill and Intangible Assets policy involves a higher degree of judgment and complexity. See Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section Critical Accounting Policies for a complete discussion of this policy.
The uncertainty caused by the Pandemic resulted in management determining that an indicator of potential impairment existed beginning in the first quarter 2020 for the FHL right to manage public fund assets which totaled £150.3 million acquired in connection with the 2018 FHL acquisition. Subsequent to the first quarter 2020, management continued to review this asset for impairment primarily due to the thin margin of fair value exceeding book value and the continued increase in the discount rate in 2023. Management used an income-based approach to valuation, the discounted cash flow method, in valuing the asset. A discounted cash flow analysis prepared as of December 31, 2022 resulted in a non-cash impairment charge of $31.5 million. The FHL right to manage public fund assets totaled £124.4 million ($158.0 million as of June 30, 2023). A discounted cash flow analysis prepared as of June 30, 2023 resulted in the estimated fair value exceeding the carrying value by less than 5%. The key assumptions in the discounted cash flow analysis include revenue growth rates, pre-tax profit margins and the discount rate applied to the projected cash flows. The risk of future impairment increases with a decrease in projected cash flows and/or an increase in the discount rate.
As of June 30, 2023, assuming all other assumptions remain static, an increase or decrease of 10% in projected revenue growth rates would result in a corresponding change to estimated fair value of approximately 8%. An increase or decrease of 10% in pre-tax profit margins would result in a corresponding change to estimated fair value of approximately 12%. An increase or decrease in the discount rate of 25 basis points would result in an inverse change to estimated fair value of approximately 2%. Any market volatility and other events related to geopolitical or other unexpected events could further reduce the AUM,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
revenues and earnings associated with this intangible asset and can result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which can result in an impairment. For additional information on risks, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022.
Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2023, there were no material changes to Federated Hermes’ exposures to market risk that would require an update to the disclosures provided in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022.
Part I, Item 4. Controls and Procedures
(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes’ President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated Hermes’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated Hermes’ disclosure controls and procedures were effective at June 30, 2023.
(b)There has been no change in Federated Hermes’ internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, Federated Hermes’ internal control over financial reporting.
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
(b) not applicable.
(c) The following table summarizes stock repurchases under Federated Hermes’ share repurchase program during the second quarter 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April[2]	8,975	$3.00	0	4,602,415
May[2]	197,003	36.88	195,000	4,407,415
June[2]	1,030,221	35.02	985,000	3,422,415
Total	1,236,199	$35.08	1,180,000	3,422,415
1    In June 2022, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of June 30, 2023. See Note (13) to the Consolidated Financial Statements for additional information on this program.
2    In April, May and June 2023, 8,975, 2,003, and 45,221 shares, respectively, of Class B common stock with a weighted-average price of $3.00, $0.00 and $2.37 per share, respectively, were repurchased as employees forfeited restricted stock.

Part II, Item 5. Other Information
Insider Trading Arrangements
While certain officers have elected in advance to satisfy tax obligations arising from the vesting of awards of periodic and bonus restricted Federated Hermes Class B Common Stock through the sale of sufficient shares of such stock necessary to satisfy such tax obligations in the open-market, no director or officer adopted, modified or terminated a Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading arrangement during the fiscal quarter ended June 30, 2023.
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

Federated Hermes, Inc.
(Registrant)

Date	August 2, 2023	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	August 2, 2023	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer