Form 10-Q
period 2023-09-30
FEDERATED HERMES, INC.
filed 2023-10-27
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 20, 2023, the Registrant had outstanding 9,000 shares of Class A common stock and 86,245,850 shares of Class B common stock.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that could cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “forecast,” “project,” “predict,” “trend,” “approximate,” “potential,” “opportunity,” “believe,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “projection,” “plan,” “assume,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “can,” “may,” and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management’s assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: the pandemic and its impact; asset flows, levels, values and mix and their impact; the possibility of impairments; business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; rates of inflation; fee rates and recognition; sources, levels and recognition of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances and the degree to which Fee Waivers will be implemented; the impact of market volatility, liquidity, and other market conditions; the possibility of a recession occurring; whether and when revenue or expense is recognized; whether and when capital contributions could be made, the availability of insurance reimbursements with regard to indemnification obligations or other claims; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the impact of acquisitions on Federated Hermes’ growth; the timing and amount of acquisition-related payment obligations; the results of negotiations involving consideration in business transactions; payment obligations pursuant to employment or incentive and business arrangements; vesting rights and requirements; business and market expansion opportunities, including acceleration of global growth; interest and principal payments or expenses; taxes, tax rates and the impact of tax law changes; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes’ product and market performance and Federated Hermes’ performance indicators; investor preferences; product and strategy demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; the probability of insurance recoveries, the outcome and impact of legal proceedings; regulatory matters, including the pace, timing, impact, effects and other consequences of the current regulatory environment; the attractiveness and resiliency of money market funds; dedication of resources; accounting-related determinations; compliance, and related legal and other professional services expenses; and interest rate, concentration, market, currency and other risks and their impact. Any forward-looking statement is inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond Federated Hermes’ control. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes’ business and results, including by changing Federated Hermes’ asset flows, levels, and mix, and business mix, which could cause a decline in revenues and net income, result in impairments and change the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue growth levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements can be based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes’ success in developing, structuring and distributing its products and strategies, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated Hermes’ products to intermediary customers, opportunities to repurchase shares, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes’ risks and uncertainties also include liquidity and credit risks in Federated Hermes’ money market funds and revenue risk, which will be affected by yield levels in money market fund products, Fee Waivers, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such products. Many of these factors could be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that could impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	$376,960	$336,782
Investments—Consolidated Investment Companies	118,201	108,448
Investments—Affiliates and Other	59,272	76,524
Receivables, net of reserve of $21 and $21, respectively	72,524	58,068
Receivables—Affiliates	52,659	35,941
Prepaid Expenses	25,726	27,004
Other Current Assets	6,318	8,264
Total Current Assets	711,660	651,031
Long-Term Assets
Goodwill	801,556	800,417
Intangible Assets, net of accumulated amortization of $58,100 and $47,650, respectively	401,971	409,157
Property and Equipment, net of accumulated depreciation of $117,235 and $119,640, respectively	31,409	35,743
Right-of-Use Assets, net	101,159	92,860
Other Long-Term Assets	32,585	31,271
Total Long-Term Assets	1,368,680	1,369,448
Total Assets	$2,080,340	$2,020,479
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$79,733	$73,901
Accrued Compensation and Benefits	124,602	149,760
Lease Liabilities	15,869	18,394
Other Current Liabilities	35,383	15,358
Total Current Liabilities	255,587	257,413
Long-Term Liabilities
Long-Term Debt	347,777	347,581
Long-Term Deferred Tax Liability, net	176,707	180,410
Long-Term Lease Liabilities	95,995	86,809
Other Long-Term Liabilities	33,605	40,753
Total Long-Term Liabilities	654,084	655,553
Total Liabilities	909,671	912,966
Commitments and Contingencies (Note (17))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	70,631	61,821
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders’ Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 99,505,456 Shares Issued	468,073	440,953
Additional Paid-In Capital from Treasury Stock Transactions	15	0
Retained Earnings	1,148,486	1,015,589
Treasury Stock, at Cost, 13,257,106 and 10,229,521 Shares Class B Common Stock, respectively	(473,332)	(365,363)
Accumulated Other Comprehensive Income (Loss), net of tax	(43,393)	(45,676)
Total Permanent Equity	1,100,038	1,045,692
Total Liabilities, Temporary Equity and Permanent Equity	$2,080,340	$2,020,479
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Investment Advisory Fees, net—Affiliates	$215,673	$206,394	$666,983	$574,081
Investment Advisory Fees, net—Other	61,098	57,250	184,106	180,600
Administrative Service Fees, net—Affiliates	88,023	75,021	252,402	218,710
Other Service Fees, net—Affiliates	33,507	38,265	102,364	85,120
Other Service Fees, net—Other	4,355	4,213	12,222	13,404
Total Revenue	402,656	381,143	1,218,077	1,071,915
Operating Expenses
Compensation and Related	139,123	126,668	435,884	388,719
Distribution	89,838	91,032	280,258	223,837
Systems and Communications	21,213	19,294	63,259	57,234
Professional Service Fees	17,561	14,203	52,881	41,647
Office and Occupancy	10,632	10,622	34,910	32,457
Advertising and Promotional	3,857	6,496	13,308	13,965
Travel and Related	4,034	3,421	11,101	8,543
Intangible Asset Related	3,451	2,894	10,194	9,319
Other	11,523	9,733	31,303	23,147
Total Operating Expenses	301,232	284,363	933,098	798,868
Operating Income	101,424	96,780	284,979	273,047
Nonoperating Income (Expenses)
Investment Income, net	6,160	2,599	16,228	5,270
Gain (Loss) on Securities, net	(3,438)	(6,825)	2,094	(39,406)
Debt Expense	(3,133)	(3,302)	(9,377)	(7,873)
Other, net	(8)	(38)	101	31
Total Nonoperating Income (Expenses), net	(419)	(7,566)	9,046	(41,978)
Income Before Income Taxes	101,005	89,214	294,025	231,069
Income Tax Provision	26,739,000	21,640,000	75,291,000	58,140,000
Net Income Including the Noncontrolling Interests in Subsidiaries	74,266	67,574	218,734	172,929
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	(760)	(1,905)	1,932	(10,070)
Net Income	$75,026	$69,479	$216,802	$182,999
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic and Diluted	$0.86	$0.78	$2.44	$2.02
Cash Dividends Per Share	$0.28	$0.27	$0.83	$0.81
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income Including the Noncontrolling Interests in Subsidiaries	$74,266	$67,574	$218,734	$172,929

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	(21,814)	(43,760)	2,283	(103,778)
Temporary Equity
Foreign Currency Translation Gain (Loss)	(454)	(1,713)	106	(3,238)
Other Comprehensive Income (Loss), net of tax	(22,268)	(45,473)	2,389	(107,016)
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	51,998	22,101	221,123	65,913
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests in Subsidiaries	(1,214)	(3,618)	2,038	(13,308)
Comprehensive Income Attributable to Federated Hermes, Inc.	$53,212	$25,719	$219,085	$79,221
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2022	$441,142	$0	$1,015,589	$(365,363)	$(45,676)	$1,045,692	$61,821
Net Income (Loss)	0	0	69,601	0	0	69,601	1,865
Other Comprehensive Income (Loss), net of tax	0	0	0	0	9,620	9,620	232
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	12,776
Consolidation (Deconsolidation)	0	0	0	0	0	0	(33,962)
Stock Award Activity	10,677	0	(9,950)	9,950	0	10,677	0
Dividends Declared	0	0	(24,145)	0	0	(24,145)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(3,224)
Purchase of Treasury Stock	0	0	0	(4,742)	0	(4,742)	0
Balance at March 31, 2023	$451,819	$0	$1,051,095	$(360,155)	$(36,056)	$1,106,703	$39,508
Net Income (Loss)	0	0	72,175	0	0	72,175	827
Other Comprehensive Income (Loss), net of tax	0	0	0	0	14,477	14,477	328
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	19,684
Consolidation (Deconsolidation)	0	0	0	0	0	0	12,119
Stock Award Activity	8,970	0	(39)	20	0	8,951	0
Dividends Declared	0	0	(25,084)	0	0	(25,084)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(14,454)
Purchase of Treasury Stock	0	0	0	(43,366)	0	(43,366)	0
Balance at June 30, 2023	$460,789	$0	$1,098,147	$(403,501)	$(21,579)	$1,133,856	$58,012
Net Income (Loss)	0	0	75,026	0	0	75,026	(760)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(21,814)	(21,814)	(454)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	35,323
Consolidation (Deconsolidation)	0	0	0	0	0	0	(6,601)
Stock Award Activity	7,473	15	0	0	0	7,488	0
Dividends Declared	0	0	(24,687)	0	0	(24,687)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(14,889)
Purchase of Treasury Stock	0	0	0	(69,831)	0	(69,831)	0
Balance at September 30, 2023	$468,262	$15	$1,148,486	$(473,332)	$(43,393)	$1,100,038	$70,631

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2021	$449,118	$0	$1,187,001	$(538,464)	$16,362	$1,114,017	$63,202
Net Income (Loss)	0	0	55,863	0	0	55,863	(1,266)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(17,134)	(17,134)	(457)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	30,340
Consolidation (Deconsolidation)	0	0	0	0	0	0	(16,034)
Stock Award Activity	9,288	0	(12,116)	12,147	0	9,319	707
Dividends Declared	0	0	(24,952)	0	0	(24,952)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(4,339)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	(14,221)	0	0	(14,221)	14,221
Acquisition of Additional Equity of FHL	0	3,518	0	34,048	0	37,566	(37,805)
Purchase of Treasury Stock	0	0	0	(102,537)	0	(102,537)	0
Balance at March 31, 2022	$458,406	$3,518	$1,191,575	$(594,806)	$(772)	$1,057,921	$48,569
Net Income (Loss)	0	0	57,657	0	0	57,657	(6,899)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(42,884)	(42,884)	(1,068)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	15,314
Stock Award Activity	9,430	(46)	0	62	0	9,446	0
Dividends Declared	0	0	(24,705)	0	0	(24,705)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(1,185)
Purchase of Treasury Stock	0	0	0	(89,542)	0	(89,542)	0
Balance at June 30, 2022	$467,836	$3,472	$1,224,527	$(684,286)	$(43,656)	$967,893	$54,731
Net Income (Loss)	0	0	69,479	0	0	69,479	(1,905)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(43,760)	(43,760)	(1,713)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	4,494
Consolidation (Deconsolidation)	0	0	0	0	0	0	15,599
Stock Award Activity	8,895	0	0	0	0	8,895	0
Dividends Declared	0	0	(24,141)	0	0	(24,141)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(16,620)
Retirement of Treasury Stock	(42,700)	(3,472)	(267,664)	313,836	0	0	0
Purchase of Treasury Stock	0	0	0	(6,937)	0	(6,937)	0
Balance at September 30, 2022	$434,031	$0	$1,002,201	$(377,387)	$(87,416)	$971,429	$54,586
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2023	2022
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$218,734	$172,929
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Depreciation and Amortization	20,817	21,197
Share-Based Compensation Expense	27,165	27,619
Subsidiary Share-Based Compensation Expense	0	707
(Gain) Loss on Disposal of Assets	(157)	3,986
Provision (Benefit) for Deferred Income Taxes	(3,984)	(6,969)
Consolidation/(Deconsolidation) of Other Entities	3,490	(20)
Net Unrealized (Gain) Loss on Investments	(1,920)	35,425
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(36,311)	(26,216)
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	(30,981)	4,537
(Increase) Decrease in Prepaid Expenses and Other Assets	19,389	(23,734)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(23,942)	(22,984)
Increase (Decrease) in Other Liabilities	(10,101)	5,058
Net Cash Provided (Used) by Operating Activities	182,199	191,535
Investing Activities
Purchases of Investments—Affiliates and Other	(13,600)	(18,606)
Proceeds from Redemptions of Investments—Affiliates and Other	27,967	21,389
Cash Paid for Property and Equipment	(5,803)	(4,094)
Net Cash Provided (Used) by Investing Activities	8,564	(1,311)
Financing Activities
Dividends Paid	(73,963)	(73,804)
Purchases of Treasury Stock	(112,013)	(211,216)
Distributions to Noncontrolling Interests in Subsidiaries	(32,567)	(22,144)
Contributions from Noncontrolling Interests in Subsidiaries	67,783	50,148
Cash paid for Business Acquisitions	(857)	(7,053)
Proceeds from New Borrowings	0	488,300
Payments on Debt	0	(311,650)
Other Financing Activities	15	(2,571)
Net Cash Provided (Used) by Financing Activities	(151,602)	(89,990)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	1,120	(29,980)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	40,281	70,254
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	340,955	238,052
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	381,236	308,306
Less: Restricted Cash Recorded in Other Current Assets	3,886	3,516
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	390	270
Cash and Cash Equivalents	$376,960	$304,520
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
Principles of Consolidation
Consolidation of Variable Interest Entities
Federated Hermes has a controlling financial interest in variable interest entities (VIEs) and is, therefore, deemed to be the primary beneficiary of a VIE if it has (1) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Federated Hermes manages carried interest vehicles (CIVs), whose primary purpose is to collect and distribute carried interest paid by foreign private equity and infrastructure funds, that have been determined to be VIEs. As the primary beneficiary, Federated Hermes consolidates certain CIVs. As a result, when carried interest is recognized as revenue, a portion of this revenue is allocated to current and former employee limited partners and is recorded to Compensation and Related expense. Financial information for the CIVs is not available timely and is therefore consolidated on a one quarter lag, adjusted for any known material carried interest revenue and compensation transactions occurring through the balance sheet date.
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
Federated Hermes performed a valuation of the fair value of the CWH Acquisition. The accounting for this acquisition was finalized in the third quarter 2023. There were no changes to provisional amounts for the acquired assets and assumed liabilities.

Notes to the Consolidated Financial Statements
(unaudited)
The following table summarizes the final purchase price allocation determined as of the acquisition date:

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
2    The goodwill recognized is attributable to enhanced revenue and AUM growth opportunities from future investors and the assembled workforce of the CWH business and is deductible for tax purposes.
(4) Revenue from Contracts with Customers
The following table presents Federated Hermes’ revenue disaggregated by asset class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Money market	$186,760	$170,542	$559,622	$402,639
Equity	123,485	127,183	371,282	406,642
Fixed-income	47,142	49,197	142,590	159,025
Other[1]	45,269	34,221	144,583	103,609
Total Revenue	$402,656	$381,143	$1,218,077	$1,071,915
1    Primarily includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), multi-asset and stewardship services revenue.
The following table presents Federated Hermes’ revenue disaggregated by performance obligation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Asset Management[1]	$276,771	$263,644	$851,089	$754,681
Administrative Services	88,023	75,021	252,402	218,710
Distribution[2]	31,466	36,026	96,360	78,285
Other[3]	6,396	6,452	18,226	20,239
Total Revenue	$402,656	$381,143	$1,218,077	$1,071,915
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
3    Primarily includes shareholder service fees and stewardship services revenue.
The following table presents Federated Hermes’ revenue disaggregated by geographical market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Domestic	$322,028	$311,254	$971,077	$849,570
Foreign[1]	80,628	69,889	247,000	222,345
Total Revenue	$402,656	$381,143	$1,218,077	$1,071,915
1    This represents revenue earned by non-U.S. domiciled subsidiaries.

Notes to the Consolidated Financial Statements
(unaudited)
The following table presents Federated Hermes’ revenue disaggregated by product type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Federated Hermes Funds	$337,203	$319,680	$1,021,748	$877,910
Separate Accounts	61,098	57,250	184,106	180,600
Other[1]	4,355	4,213	12,223	13,405
Total Revenue	$402,656	$381,143	$1,218,077	$1,071,915
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at September 30, 2023. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to twelve months. Based on existing contracts and the applicable foreign exchange rates as of September 30, 2023, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2023	$3,454
2024	7,243
2025	2,225
2026 and Thereafter	1,121
Total Remaining Unsatisfied Performance Obligations	$14,043
(5) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes’ significant revenue concentration by asset class:

	Nine Months Ended
	September 30,
	2023	2022
Money Market Assets	46%	37%
Equity Assets	30%	38%
Fixed-Income Assets	12%	15%
The change in the relative proportion of Federated Hermes’ revenue attributable to money market assets for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily the result of an increase in money market revenue due to the elimination of fee waivers in order for certain money market funds to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers) and higher average assets. See section below entitled Low Short-Term Interest Rates.
The change in the relative proportion of Federated Hermes’ revenue attributable to equity and fixed-income assets for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily the result of increased money market revenue described above, as well as decreased equity revenue from lower average equity assets and decreased fixed-income revenue from lower average fixed-income assets and asset mix in 2023.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the outbreak of a novel coronavirus (the Pandemic), the Federal Open Market Committee (FOMC) of the Federal Reserve Board (Fed) decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds was not sufficient to cover all of the fund’s operating expenses. Beginning in the first quarter 2020, Federated Hermes had implemented Voluntary Yield-related Fee Waivers. These waivers

Notes to the Consolidated Financial Statements
(unaudited)
had been partially offset by related reductions in distribution expense as a result of Federated Hermes’ mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. In response to global economic activity and elevated inflation levels, the FOMC raised the federal funds target rate multiple times in 2022 and 2023. The range is currently at 5.25% - 5.50% as of the September 2023 FOMC meeting. These rate increases eliminated the net negative pre-tax impact of the Voluntary Yield-related Fee Waivers in the second half of 2022.
There were no Voluntary Yield-related Fee Waivers during the three and nine months ended September 30, 2023. There were no material Voluntary Yield-related Fee Waivers during the three months ended September 30, 2022. During the nine months ended September 30, 2022, Voluntary Yield-related Fee Waivers totaled $85.3 million. These fee waivers were partially offset by related reductions in distribution expenses of $66.5 million, such that the net negative pre-tax impact to Federated Hermes was $18.8 million for the nine months ended September 30, 2022.
(b) Revenue Concentration by Investment Fund Strategy
Federated Hermes’ revenue concentration in the investment fund, Federated Hermes Government Obligations Fund, was 14% for both the three- and nine-month periods ended September 30, 2023, and 14% and 11% for the three- and nine-month periods ended September 30, 2022, respectively. A significant and prolonged decline in the AUM in this fund could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds.
(c) Revenue Concentration by Intermediary
Approximately 11% of Federated Hermes’ total revenue for both the three- and nine-month periods ended September 30, 2023, and 14% and 11% for the three- and nine-month periods ended September 30, 2022, respectively, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated Hermes’ relationship with this intermediary could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
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
In the ordinary course of business, Federated Hermes could implement fee waivers, rebates or expense reimbursements for various Federated Hermes Funds for competitive reasons (such as Voluntary Yield-related Fee Waivers or to maintain certain fund expense ratios/yields), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three and nine months ended September 30, 2023, Fee Waivers totaled $142.4 million and $398.8 million, respectively, of which $114.0 million and $313.5 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. For the three and nine months ended September 30, 2022, Fee Waivers totaled $118.2 million and $444.7 million, respectively, of which $89.1 million and $351.0 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business could make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of money market Federated Hermes Funds. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund’s net asset value (NAV), increase the market-based NAV per share of the fund’s portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and Securities and Exchange Commission

Notes to the Consolidated Financial Statements
(unaudited)
(SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the nine months ended September 30, 2023 and 2022.
In accordance with Federated Hermes’ consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of September 30, 2023 and December 31, 2022.
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
(b) Consolidated Variable Interest Entities
As of the periods ended September 30, 2023 and December 31, 2022, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes’ net interest in the consolidated VIEs for each period presented:

(in millions)	September 30, 2023	December 31, 2022
Cash and Cash Equivalents	$10.8	$8.0
Investments—Consolidated Investment Companies	61.2	50.1
Receivables-Affiliates	11.6	0.3
Other Current Assets	0.4	0.4
Other Long-Term Assets	12.4	13.4
Less: Liabilities	19.7	5.7
Less: Accumulated Other Comprehensive Income (Loss), net of tax	0.4	1.2
Less: Redeemable Noncontrolling Interests in Subsidiaries	56.3	49.5
Federated Hermes’ Net Interest in VIEs	$20.0	$15.8
Federated Hermes’ net interest in the consolidated VIEs represents the value of Federated Hermes’ economic ownership interest in those VIEs. During the nine months ended September 30, 2023, Federated Hermes consolidated an existing VIE due to Federated Hermes increasing its ownership in this fund. One VIE was deconsolidated in the first quarter 2023 due to an increase in outside investments which briefly reduced Federated Hermes’ ownership below controlling interest level. This VIE was reconsolidated in the third quarter 2023 when Federated Hermes increased its ownership in the VIE. In the second quarter 2023, Federated Hermes consolidated a new fund, which was deconsolidated in the third quarter 2023 due to an increase in outside investments, as well as Federated Hermes redeeming a portion of its investment in the fund, resulting in a decrease in its ownership below controlling interest level. There was no material impact to the Consolidated Statements of Income as a result of these consolidations and deconsolidations on a net basis.
As of September 30, 2023, the consolidation of a certain VIE included a receivable of $9.8 million recorded in Receivables—Affiliates and a corresponding liability of $10.0 million recorded in Other Current Liabilities related to carried interest earned in September 2023. After it was received by the consolidated VIE, the carried interest was dispersed by that VIE to settle the $10.0 million liability in October 2023.
(c) Non-Consolidated Variable Interest Entities
Federated Hermes’ involvement with certain Federated Hermes Funds that are deemed to be VIEs includes serving as investment manager, or, at times, holding a minority interest or both. Federated Hermes’ variable interest is not deemed to absorb losses or receive benefits that could potentially be significant to the VIE. Therefore, Federated Hermes is not the primary beneficiary of these VIEs and has not consolidated these entities.
At September 30, 2023 and December 31, 2022, Federated Hermes’ maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $112.0 million and $101.7 million, respectively, (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $8.6 billion and $5.4 billion at September 30, 2023 and December 31, 2022,

Notes to the Consolidated Financial Statements
(unaudited)
respectively. Of the Receivables—Affiliates at September 30, 2023 and December 31, 2022, $0.8 million and $0.7 million, respectively, was related to non-consolidated VIEs and represented Federated Hermes’ maximum risk of loss from non-consolidated VIE receivables.
(7) Investments
At September 30, 2023 and December 31, 2022, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $52.4 million and $67.0 million, respectively, primarily in mutual funds which represent equity investments for Federated Hermes, and held investments in Separate Accounts of $6.9 million and $9.5 million at September 30, 2023 and December 31, 2022, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes’ investments held in Separate Accounts as of September 30, 2023 and December 31, 2022 were primarily composed of stocks of large domestic and foreign companies ($3.2 million and $3.4 million, respectively) and domestic debt securities ($2.3 million and $4.6 million, respectively).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (6)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes’ Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of September 30, 2023 and December 31, 2022 were composed of domestic and foreign debt securities ($58.2 million and $57.8 million, respectively), stocks of large domestic and foreign companies ($54.2 million and $45.3 million, respectively), stocks of small and mid-sized domestic and foreign companies ($3.6 million and $3.3 million, respectively) and mutual funds ($2.2 million and $2.1 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes’ investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$(1,680)	$1,137	$2,582	$(16,446)
Net Realized Gains (Losses)[1]	(125)	(4,568)	(1,101)	(6,047)
Net Gains (Losses) on Investments—Consolidated Investment Companies	(1,805)	(3,431)	1,481	(22,493)
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	(1,518)	(3,248)	(662)	(18,979)
Net Realized Gains (Losses)[1]	(115)	(146)	1,275	2,066
Net Gains (Losses) on Investments—Affiliates and Other	(1,633)	(3,394)	613	(16,913)
Gain (Loss) on Securities, net	$(3,438)	$(6,825)	$2,094	$(39,406)
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
(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes’ financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2023
Financial Assets
Cash and Cash Equivalents	$376,960	$0	$0	$376,960
Investments—Consolidated Investment Companies	60,037	58,164	0	118,201
Investments—Affiliates and Other	56,840	2,407	25	59,272
Other[1]	6,623	0	0	6,623
Total Financial Assets	$500,460	$60,571	$25	$561,056

Total Financial Liabilities[2]	$48	$3,467	$8,180	$11,695

December 31, 2022
Financial Assets
Cash and Cash Equivalents	$336,782	$0	$0	$336,782
Investments—Consolidated Investment Companies	49,119	59,329	0	108,448
Investments—Affiliates and Other	71,369	5,130	25	76,524
Other[1]	6,538	469	0	7,007
Total Financial Assets	$463,808	$64,928	$25	$528,761

Total Financial Liabilities[2]	$27	$4	$8,439	$8,470
1    Amounts primarily consist of restricted cash and security deposits as of September 30, 2023 and December 31, 2022.
2    Amounts primarily consist of acquisition-related future contingent consideration liabilities and unrealized derivative losses as of September 30, 2023 and acquisition-related future contingent consideration liabilities as of December 31, 2022.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at September 30, 2023 or December 31, 2022.
Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $329.5 million and $289.8 million at September 30, 2023 and December 31, 2022, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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

Notes to the Consolidated Financial Statements
(unaudited)
securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. The fair values of certain securities which are determined by third-party pricing services and utilize observable market inputs of comparable investments are classified within Level 2 of the valuation hierarchy.
Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes could be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of September 30, 2023, acquisition-related future consideration liabilities of $8.2 million were primarily related to the CWH Acquisition and a business combination made in 2020 and were recorded in Other Current Liabilities ($1.2 million) and Other Long-Term Liabilities ($7.0 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes’ liability for future consideration payments related to these business combinations:

(in thousands)
Balance at December 31, 2022	$8,439
Changes in Fair Value	598
Contingent Consideration Payments	(857)
Balance at September 30, 2023	$8,180
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of September 30, 2023 and December 31, 2022, these investments totaled $18.5 million and $18.3 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2023.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes’ debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value, net of unamortized issuance costs in the amount of $2.2 million.
(9) Derivatives
Federated Hermes Limited (FHL), a British Pound Sterling-denominated subsidiary of Federated Hermes, enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations. None of these forwards have been designated as hedging instruments for accounting purposes. As of September 30, 2023, FHL held foreign currency forwards with a combined notional amount of £83.8 million with expiration dates ranging from December 2023 through June 2024. Federated Hermes recorded $3.5 million in Other Current Liabilities on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of September 30, 2023.
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

Notes to the Consolidated Financial Statements
(unaudited)
(10) Intangible Assets, including Goodwill
Intangible Assets, net at September 30, 2023 decreased $7.2 million from December 31, 2022 primarily due to amortization expense.
Goodwill at September 30, 2023 increased $1.1 million from December 31, 2022 primarily as a result of foreign exchange rate fluctuations on goodwill denominated in a foreign currency.
(11) Debt
Unsecured Senior Notes
On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350 million ($350 million Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of September 30, 2023, $347.8 million, net of unamortized issuance costs in the amount of $2.2 million, was recorded in Long-Term Debt on the Consolidated Balance Sheets.
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
The Note Purchase Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the period ended September 30, 2023. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
Revolving Credit Facility
On July 30, 2021, Federated Hermes entered into an unsecured Fourth Amended and Restated Credit Agreement by and among Federated Hermes, certain of its subsidiaries as guarantors party thereto, a syndicate of eleven banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and Toronto-Dominion Bank, New York Branch as documentation agent (Credit Agreement). The Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. Borrowings under the Credit Agreement may be used for general corporate purposes, including, without limitation, stock repurchases, dividend payments (including any special dividend payments), and acquisitions.
As of September 30, 2023, the interest on borrowings from the revolving credit facility is calculated at the term Secured Overnight Financing Rate (SOFR) which includes a benchmark adjustment based on its historical relationship to the London Interbank Offering Rate (LIBOR). The borrowings under the revolving credit facility may include up to $50 million for which interest is calculated at the daily SOFR plus a spread unless a base rate option is elected (Swing Line). Effective July 1, 2023, Federated Hermes began using SOFR as a replacement to LIBOR in order to calculate interest on borrowings, if any, as permitted by the Credit Agreement. This is only a change to the rate index used for future borrowings under the Credit Agreement due to the discontinuance of LIBOR in the market and is not an amendment to the Credit Agreement.

Notes to the Consolidated Financial Statements
(unaudited)
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, can elect to make discretionary principal payments. There was no activity on the Credit Agreement during the nine months ended September 30, 2023.
As of September 30, 2023 and December 31, 2022, there were no outstanding borrowings under the revolving credit facility. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender’s commitment. As of September 30, 2023, Federated Hermes has $350 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all covenants at and during the nine months ended September 30, 2023. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
(12) Share-Based Compensation
During the nine months ended September 30, 2023, Federated Hermes awarded 380,796 shares of restricted Federated Hermes Class B common stock, the majority of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period.
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
(13) Equity
In June 2022, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of September 30, 2023. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes’ board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the nine months ended September 30, 2023, Federated Hermes repurchased approximately 3.4 million shares of its Class B common stock for $117.0 million ($6.8 million of which was accrued in Other Current Liabilities as of September 30, 2023), nearly all of which were repurchased in the open market. At September 30, 2023, approximately 1.4 million shares remain available to be repurchased under this share repurchase program. See Note (19) to the Consolidated Financial Statements for information regarding a new share repurchase program approved on October 26, 2023.

Notes to the Consolidated Financial Statements
(unaudited)
The following table presents the activity for the Class B common stock and Treasury stock for the three and nine months ended September 30, 2023 and 2022. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Class B Shares
Beginning Balance	88,290,140	89,197,952	89,275,935	93,410,968
Stock Award Activity	5,000	0	387,996	1,704,592
Purchase of Treasury Stock	(2,046,790)	(211,885)	(3,415,581)	(6,129,493)
Ending Balance	86,248,350	88,986,067	86,248,350	88,986,067

Treasury Shares
Beginning Balance	11,215,316	20,307,504	10,229,521	16,094,488
Stock Award Activity	(5,000)	0	(387,996)	(1,704,592)
Purchase of Treasury Stock	2,046,790	211,885	3,415,581	6,129,493
Retirement of Treasury Stock	0	(10,000,000)	0	(10,000,000)
Ending Balance	13,257,106	10,519,389	13,257,106	10,519,389
(14) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator
Net Income Attributable to Federated Hermes, Inc.	$75,026	$69,479	$216,802	$182,999
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(3,310)	(3,565)	(10,309)	(9,072)
Total Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted	$71,716	$65,914	$206,493	$173,927
Denominator
Basic Weighted-Average Federated Hermes Common Stock[2]	83,710	84,531	84,499	86,109
Dilutive Impact from Non-forfeitable Restricted Stock	0	5	3	2
Diluted Weighted-Average Federated Hermes Common Stock[2]	83,710	84,536	84,502	86,111
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted[2]	$0.86	$0.78	$2.44	$2.02
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

Notes to the Consolidated Financial Statements
(unaudited)
(15) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax, attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2022	$(45,676)
Other Comprehensive Income (Loss)	2,283
Balance at September 30, 2023	$(43,393)

Balance at December 31, 2021	$16,362
Other Comprehensive Income (Loss)	(103,778)
Balance at September 30, 2022	$(87,416)
(16) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	Other Entities	Total
Balance at December 31, 2022	$50,317	$11,504	$61,821
Net Income (Loss)	1,925	(60)	1,865
Other Comprehensive Income (Loss), net of tax	0	232	232
Subscriptions—Redeemable Noncontrolling Interest Holders	12,669	107	12,776
Consolidation/(Deconsolidation)	(33,962)	0	(33,962)
Distributions to Noncontrolling Interests in Subsidiaries	(2,499)	(725)	(3,224)
Balance at March 31, 2023	$28,450	$11,058	$39,508
Net Income (Loss)	486	341	827
Other Comprehensive Income (Loss), net of tax	0	328	328
Subscriptions—Redeemable Noncontrolling Interest Holders	19,642	42	19,684
Consolidation/(Deconsolidation)	12,119	0	12,119
Distributions to Noncontrolling Interests in Subsidiaries	(14,017)	(437)	(14,454)
Balance at June 30, 2023	$46,680	$11,332	$58,012
Net Income (Loss)	(804)	44	(760)
Other Comprehensive Income (Loss), net of tax	(8)	(446)	(454)
Subscriptions—Redeemable Noncontrolling Interest Holders	35,323	0	35,323
Consolidation/(Deconsolidation)	(6,601)	0	(6,601)
Distributions to Noncontrolling Interests in Subsidiaries	(14,621)	(268)	(14,889)
Balance at September 30, 2023	$59,969	$10,662	$70,631

Notes to the Consolidated Financial Statements
(unaudited)

(in thousands)	Consolidated Investment Companies	FHL and Other Entities	Total
Balance at December 31, 2021	$24,659	$38,543	$63,202
Net Income (Loss)	(1,744)	478	(1,266)
Other Comprehensive Income (Loss), net of tax	0	(457)	(457)
Subscriptions—Redeemable Noncontrolling Interest Holders	29,577	763	30,340
Consolidation/(Deconsolidation)	(16,034)	0	(16,034)
Stock Award Activity	0	707	707
Distributions to Noncontrolling Interests in Subsidiaries	(771)	(3,568)	(4,339)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests in FHL	0	14,221	14,221
Acquisition of Additional Equity of FHL	0	(37,805)	(37,805)
Balance at March 31, 2022	$35,687	$12,882	$48,569
Net Income (Loss)	(7,616)	717	(6,899)
Other Comprehensive Income (Loss), net of tax	0	(1,068)	(1,068)
Subscriptions—Redeemable Noncontrolling Interest Holders	14,977	337	15,314
Distributions to Noncontrolling Interests in Subsidiaries	(1,024)	(161)	(1,185)
Balance at June 30, 2022	$42,024	$12,707	$54,731
Net Income (Loss)	(2,104)	199	(1,905)
Other Comprehensive Income (Loss), net of tax	0	(1,713)	(1,713)
Subscriptions—Redeemable Noncontrolling Interest Holders	3,591	903	4,494
Consolidation/(Deconsolidation)	15,599	0	15,599
Distributions to Noncontrolling Interests in Subsidiaries	(15,512)	(1,108)	(16,620)
Balance at September 30, 2022	$43,598	$10,988	$54,586
(17) Commitments and Contingencies
(a) Contractual
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes is obligated to make future payments under various agreements to which it is a party. See Note (8) for additional information regarding these payments.
(b) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated Hermes guarantee certain financial obligations of Federated Hermes, Inc. and of other consolidated subsidiaries, and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly-owned subsidiaries. In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes’ right to challenge the claim. Further, Federated Hermes’ obligations under these agreements can be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes’ obligations and the unique facts and circumstances involved in each particular agreement. As of September 30, 2023, management does not believe that a material loss related to any of these matters is reasonably possible.

Notes to the Consolidated Financial Statements
(unaudited)
(c) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of September 30, 2023, Federated Hermes does not believe that a material loss related to any of these claims is reasonably possible.
(d) Other
During the first quarter 2023, an administrative error was identified related to a failure to register certain shares of a Federated Hermes closed-end tender fund. Federated Hermes estimated a probable cost of $18.9 million as of September 30, 2023 related to correcting this issue, of which $17.9 million represents a settlement with affected shareholders that was paid during the second quarter 2023. During the first quarter 2023, Federated Hermes recorded $2.5 million to Operating Expenses - Other representing Federated Hermes' retention under the insurance policy. Management believes an insurance reimbursement of $16.4 million is probable based on the contractual terms of the insurance policies. Accordingly, $16.4 million has been recorded to Receivables, net at September 30, 2023. However, the insurance claim is now the subject of litigation with two of Federated Hermes’ insurance carriers. Changes to these estimates, which are contingent upon resolution of the insurance claim with the applicable insurers, could be materially different from the amount Federated Hermes has accrued.
(18) Income Taxes
In connection with the restructuring of an infrastructure fund in the second quarter 2023, Federated Hermes purchased certain limited partners’ rights to receive future carried interest at fair value, which was calculated by a third-party, for $9.8 million and was included in Operating Expenses - Other in the second quarter 2023. Due to the restructuring, an existing clawback risk on previously earned carried interest was removed. The purchase of these carried interest rights and related legal and professional fees and other costs are not deductible for tax purposes. Negotiations for additional consideration continue with a subset of limited partners. An additional $2.9 million was recorded in Operating Expenses - Other in the third quarter 2023. The final consideration may be different from the amounts recorded and the difference could be significant, potentially in a material way.
(19) Subsequent Events
On October 26, 2023, Federated Hermes’ board of directors declared a $0.28 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of November 8, 2023 to be paid on November 15, 2023.
On October 26, 2023, the board of directors authorized an additional share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. This program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes' board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). See Note (13) for additional information on Federated Hermes' share repurchase programs.

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
General
Federated Hermes is a global leader in active, responsible investing with $715.2 billion in managed assets as of September 30, 2023. The majority of Federated Hermes’ revenue is derived from advising Federated Hermes Funds and Separate Accounts in domestic and international public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship and real estate development services.
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
In an independent transaction during the second quarter 2023, as part of a restructuring of an infrastructure fund, Federated Hermes purchased certain limited partners’ rights to receive future carried interest at fair value, which was calculated by a third-party, for $9.8 million and was included in Operating Expenses - Other in the second quarter 2023. Due to the restructuring, an existing clawback risk on previously earned carried interest was removed, resulting in $14.2 million of carried interest being recorded as revenue and $8.8 million of related compensation expense being recorded. The purchase of these carried interest rights and related legal and professional fees and other costs are not deductible for tax purposes. Negotiations for additional consideration continue with a subset of limited partners. An additional $2.9 million was recorded in Operating Expenses - Other in the third quarter 2023. The final consideration may be different from the amounts recorded and the difference could be significant, potentially in a material way.
Pandemic
On May 5, 2023, the World Health Organization declared that COVID-19 no longer represents a global health emergency. The President of the U.S. also ended the national public health emergency declaration on May 11, 2023. Federated Hermes will continue to monitor and assess in the ordinary course of business any lingering potential impacts of the Pandemic on Federated Hermes’ employees and business, results of operations, financial condition, cash flows, and stock price (collectively, Financial Condition). As of September 30, 2023, the Pandemic has not materially affected Federated Hermes’ Financial Condition.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the Pandemic, the FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds was not sufficient to cover all of the fund’s operating expenses. Beginning in the first quarter 2020, Federated Hermes had implemented Voluntary Yield-related Fee Waivers. These waivers had been partially offset by related reductions in distribution expense as a result of Federated Hermes’ mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. In response to global economic activity and elevated inflation levels, the FOMC raised the federal funds target rate multiple times in 2022 and 2023. The range is currently at 5.25% - 5.50% as of the September 2023 FOMC meeting. These rate increases eliminated the net negative pre-tax impact of the Voluntary Yield-related Fee Waivers in the second half of 2022.
There were no Voluntary Yield-related Fee Waivers during the three and nine months ended September 30, 2023. There were no material Voluntary Yield-related Fee Waivers during the three months ended September 30, 2022. During the nine months ended September 30, 2022, Voluntary Yield-related Fee Waivers totaled $85.3 million. These fee waivers were partially offset by related reductions in distribution expenses of $66.5 million, such that the net negative pre-tax impact to Federated Hermes was $18.8 million for the nine months ended September 30, 2022.
Current Regulatory Environment
The following discussion focuses on various aspects of the current regulatory environment in which Federated Hermes operated its business during the third quarter 2023. Please see Federated Hermes’ prior public filings, including, the discussions under Item 1 – Business – Current Regulatory Environment – Domestic and Item 1 – Business – Current Regulatory Environment – International, in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022, and under Part 1, Item 2 – Management’s Discussion and Analysis – Business Developments – Current Regulatory Environment, in Federated Hermes Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023 for historical information on the regulatory environment, and related regulatory developments, for periods prior to June 30, 2023, which also includes further background information relevant to certain of the matters discussed below.
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
Domestic
The pace of new proposed and final laws, rules and regulations and other regulatory activity continues at a high level in 2023. Despite receiving criticism for the expedited pace and layering of new regulation, the SEC (among other regulatory authorities, self-regulatory organizations, or exchanges) has continued to advance its robust rulemaking initiatives. Based on the SEC’s Spring 2023 Unified Agenda of Regulatory and Declaratory Actions (SEC Spring Reg Flex Agenda), which identified 55 rulemaking initiatives on the SEC’s calendar for 2023 and 2024, and the number of final and proposed rules promulgated by the SEC through September 30, 2023, the SEC expects to promulgate at least 18 additional final rules and four additional proposed rules in the fourth quarter 2023, and at least nine additional final rules and five additional proposed rules in the first half of 2024. These final and proposed rules are expected to impose significant new requirements on the investment management industry, including Federated Hermes.
On October 16, 2023, the SEC Division of Examinations (DOE) issued its 2024 examination priorities for investment advisors, investment companies, broker-dealers and other registrants, including the key risks, examination topics and priorities that the DOE plans to focus on in 2024. The SEC indicated that the DOE will prioritize areas that pose emerging risks to investors or the markets in addition to core and perennial risk areas, including, among other topics: (1) Regulation Best Interest; (2) conflict of interest disclosures; (3) conflict mitigation practices; (4) complex, high cost, illiquid or microcap products, including derivatives, exchange-traded funds, variable annuities, real estate investment trusts, and private placements, and related investment advice, recommendations and disclosures; (5) Form CRS, (6) the SEC’s marketing rule; (7) crypto assets; and (8) emerging financial technologies, such as artificial intelligence, and their usage. The SEC emphasized that its published examination priorities are not an exhaustive list, and are in addition to its normal examinations, risk alerts, and other outreach to registrants and investors.
On July 12, 2023, the SEC adopted a final rule imposing additional money market fund reforms, enhancing Form PF reporting requirements for large liquidity fund advisors, and requiring additional disclosures through amendments to Form N-CSR and Form N-1A. These reforms were the first amendments to Rule 2a-7 under the 1940 Act since the amendments to Rule 2a-7, and certain other regulations, adopted by the SEC on July 23, 2014, and related guidance (collectively, 2014 Money Fund Rules and Guidance). The final rule purports to improve the resiliency and transparency of money market funds by: (1) de-linking and removing the regulatory tie between the imposition of redemption gates and liquidity fees and the 30% threshold for a money market fund’s weekly liquid assets; (2) removing provisions from Rule 2a-7 under the 1940 Act that permit a money market fund to temporarily suspend redemptions; (3) increasing minimum portfolio liquidity requirements from 10% to 25% for daily liquid assets and from 30% to 50% for weekly liquid assets to provide a more substantial buffer in the event of rapid redemptions from money market funds; (4) requiring institutional prime and institutional tax-exempt money market funds to impose mandatory liquidity fees when such a fund experiences daily net redemptions that exceed 5% of its net assets, unless the fund’s liquidity costs are de minimis; (5) requiring non-government money market funds to impose a discretionary liquidity fee if the fund’s board (or its delegate) determines that a fee is in the best interest of the fund; (6) allowing retail and government money market funds to handle a negative interest rate environment either by converting from a stable NAV or share price to a floating NAV or share price or by using a reverse distribution mechanism (RDM) or share cancellation to reduce the number of shares outstanding to maintain a stable NAV per share, subject to certain board determinations and disclosures to shareholders; and (7) enhancing certain reporting requirements that are intended to improve the SEC’s ability to monitor and assess money market fund data. The amendments adopted in the final rule became effective on October 2, 2023. The compliance date for the discretionary liquidity fee, increased minimum liquidity requirements, changes to the stress testing requirements and amendments specifying the method for calculating weighted average maturity and weighted average life, is April 2, 2024. The reporting amendments will become effective June 11, 2024. There is a six-month transition period for money market funds to comply with certain of the amendments, including the minimum portfolio liquidity requirements and the discretionary liquidity fee requirement. Money market funds have 12 months after the effective date of the amendments to comply with the mandatory liquidity fee requirement.
Federated Hermes actively participated in the debate surrounding the SEC’s proposed money market fund reforms through, among other actions, engagement with SEC and Staff and by submitting 12 comment letters during the comment process, which were cited 197 times by the SEC in its adopting release for its money market fund reforms. Throughout the comment process, Federated Hermes supported, and now continues to support: (1) de-linking and removing the regulatory tie between the imposition of redemption gates and liquidity fees and the 30% threshold for a money market fund’s weekly liquid assets;

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
(2) providing a money market fund’s board of directors/trustees the discretion to impose a liquidity fee when the board determines that a liquidity fee is in the best interest of the money market fund; (3) allowing retail and government money market funds to handle a negative interest rate environment by using a RDM or share cancellation to reduce the number of shares outstanding to maintain a stable NAV per share; and (4) not requiring swing pricing. Federated Hermes also emphasized that swing pricing and mandatory liquidity fees would precipitate runs on money market funds, not prevent them. Federated Hermes is particularly concerned that mandatory liquidity fees will have an effect similar to the effect swing pricing would likely have had on money market funds. The SEC’s action of adopting a mandatory liquidity fee requirement, without specifically proposing it in its money market fund reform proposing release and seeking public comment on it, may be challenged in court due to its unworkability and lack of supporting data.
Federated Hermes also asserted in certain of its comment letters, among other points, that: (1) institutional prime and municipal money market funds are safer than uninsured bank deposits; (2) institutional prime and municipal money market funds have less systemic risk than equivalent bank deposits; (3) the SEC’s money market fund reforms would increase systemic risk by driving institutions into less regulated vehicles (or securities subject to fire sales) or bank deposits (which likely would be uninsured); and (4) the Financial Stability Oversight Council (FSOC) should consider how certain banks would be better served by moving uninsured institutional depositor cash into money market funds. Federated Hermes emphasized that money market funds do not require special attention or vigilance by the Fed through, for example, emergency lending facilities, and should instead be correctly viewed as a resilient cornerstone of the capital markets. In a July 3, 2023 comment letter, Federated Hermes further discussed how the Fed’s discount window can be used as a means of addressing market illiquidity such as witnessed in March 2020 and as an alternative to the use of emergency lending facilities.
On October 2, 2023, the Department of Treasury and Internal Revenue Service (IRS) issued a new revenue procedure (Proc. Rev. 2023-35, 2023-42 IRB), which covers the wash sale rules for money market funds and describes the circumstances in which the IRS will not treat a redemption of shares in a money market fund as part of a wash sale for purposes of Section 1091 of the Internal Revenue Code of 1986, as amended (Internal Revenue Code). This new revenue procedure is intended to reduce undue tax compliance burdens resulting from the new SEC money market reforms. Under this new revenue procedure, a redemption of shares of any money market fund will not be treated as part of a wash sale under Section 1091 of the Internal Revenue Code such that redeeming money market fund shareholders will be allowed to immediately take losses attributable to liquidity fees. Previously, the IRS had only provided an exemption from the wash sale rules for certain money market funds. The new revenue procedure is effective for any money market fund shares redeemed after October 2, 2023.
Management believes money market funds provide, and will continue to provide, a more attractive investment opportunity compared to other competing products, such as insured and uninsured deposit account alternatives. Management also believes that money market funds are investment products that have proven their resiliency. Federated Hermes continues to review the SEC’s adopting release for its money market fund reforms, plan for changes to its money market fund business required by the reforms and assess the impact of the reforms on Federated Hermes’ Financial Condition. Also, while Federated Hermes agrees with certain of the money market fund reforms adopted by the SEC, Federated Hermes also supports efforts to permit the use of amortized cost valuation by, and to override the floating NAV and certain other requirements imposed under the 2014 Money Fund Rules and Guidance for, institutional and municipal (or tax-exempt) money market funds. Work is being undertaken to re-introduce legislation in both the Senate and the House of Representatives in a continuing effort to get these money market fund reform revisions regarding the use of amortized cost passed and signed into law.
On July 27, 2023, Federated Hermes also submitted a comment letter on the FSOC’s April 21, 2023 (1) proposed analytic framework for financial stability risk identification, assessment, and response, and (2) proposed guidance on nonbank financial company designations as systemically important, which included requests for public comment on these proposals. The proposed new framework is purportedly intended to provide greater transparency to the public about how the FSOC identifies, assesses, and addresses potential risks to financial stability, regardless of whether the risk stems from activities, individual firms or otherwise. The proposed interpretative guidance on the FSOC’s procedures for designating nonbank financial companies as systemically important for Fed supervision and enhanced prudential standards (such as capital and liquidity requirements) pursuant to Section 113 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and enhanced prudential standards would replace the FSOC’s existing guidance issued in 2019 and describes the procedural steps the FSOC would take in considering whether to designate a nonbank financial company. Importantly, under the FSOC’s proposals, the FSOC would no longer look to federal and state regulators to address risks to financial stability before the FSOC would begin to consider a nonbank financial company for potential designation. The FSOC’s proposal would separate into two documents the FSOC’s procedures and substantive analysis for considering a nonbank financial company for potential designation. The FSOC’s proposals would eliminate language added in the FSOC’s 2019 guidance that would have required the FSOC to conduct a cost-benefit analysis and an assessment of the likelihood of a nonbank financial company’s material financial distress

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
prior to deciding whether the firm should be subject to Fed supervision. The FSOC also would not necessarily need to consider the financial impact of a designation on the entity being designated or the broader market in which the company participates. In the Fact Sheet issued by the FSOC on April 21, 2023, the FSOC noted that it’s monitoring for potential risks to financial stability may cover a broad range of asset classes, institutions, and activities, such as, among others, financial entities, including banking organizations, broker-dealers, asset managers, investment companies, insurance companies, mortgage originators and servicers, and specialty finance companies. In a September 26, 2023 letter to the Chairman of the Federal Deposit Insurance Corporation (FDIC) in response to a September 23, 2023 speech in which the FDIC Chairman discussed the financial stability risks posed by nonbank financial companies, including the purported structural liquidity vulnerabilities of money market funds and open-end investment companies, Federated Hermes challenged FSOC’s authority to dispense with the requirement to conduct a cost-benefit analysis and to no longer defer in any way to the primary regulator of an entity that is subject to designation as a systemically important financial institution. Federated Hermes also stressed that: (1) money market funds and other mutual funds are not less regulated and are far more transparent than banks; (2) money market funds are not interconnected with the financial system in a way that transmits risk and do not pose a threat to the financial stability of the United States; (3) money market funds and other mutual funds did not cause or amplify the 2008 Financial Crisis, the 2020 Pandemic shutdown crisis or the spring 2023 bank panic; (4) money market funds, other mutual funds and other types of SEC-regulated investment funds, are not “shadow banks”; and (5) money market funds and other mutual funds are not nonbank financial institutions as defined in the Bank Holding Company Act and should not be subject to designation as systemically important financial institutions.
In its July 27, 2023 comment letter, Federated Hermes stressed its concern that the FSOC’s proposal could decimate the money market fund industry if money market funds were to be designated and subjected to Fed supervision and enhanced prudential standards under Section 113 of the Dodd-Frank Act. Federated Hermes argued that the FSOC is engaged in a regulatory frolic and detour inconsistent with its statutory mission and the systemic risk issues confronting it at present. Federated Hermes argued that the FSOC’s proposal is aimed at designating money market funds (among other types of entities) and their asset managers and subjecting them to Fed supervision, which would be inconsistent with the statutory criteria for designation under Title I of the Dodd-Frank Act and the supervisory program established by the Dodd-Frank Act and at odds with the stated intent of Congress in enacting the Dodd-Frank Act in 2010. Federated Hermes also argued that the changes proposed by the FSOC are contrary to the text of the Dodd-Frank Act, violate the Administrative Procedure Act and other norms of administrative law, and are unlawful and unconstitutional on various grounds, including violation of the Constitution’s separation of powers doctrine and due process clause. The FSOC’s proposal also may be subject to challenge under the Major Questions Doctrine as interpreted by the U.S. Supreme Court’s decision in West Virginia vs. Environmental Protection Agency, in which the Supreme Court weakened the deference given to an administrative agency’s regulatory authority. Under the Major Questions Doctrine, a court is required to defer to Congress rather than administrative agencies regarding matters that it concludes have significant economic and/or political impact if it believes that Congress did not specifically grant such powers to an agency. FSOC’s proposed new framework also has drawn criticism from the Chairman of the House Financial Services Committee, who, in a June 15, 2023 letter, urged FSOC to revisit its proposal due to concerns, among others, that FSOC’s proposals are contrary to the due process protections afforded by the U.S. Constitution and that FSOC’s designation of nonbank financial companies as systemically important, and subjecting them to Fed supervision and enhanced prudential standards, could pose significant consequences on the broader U.S. financial system.
On November 22, 2022, the SEC proposed to amend Rule 22c-1 (the voluntary swing pricing rule) and Rule 22e-4 (the liquidity rule) under the 1940 Act, as well as certain disclosure forms under the 1940 Act for open-end management investment companies, other than money market funds and exchange-traded funds (ETFs). The amendments outlined in the proposing release include, among others: (1) mandating swing pricing for such funds during times of stressed market conditions; (2) implementing a “hard close” for such funds, whereby purchase and redemption orders must be received by a fund, its transfer agent or a registered clearing agency by an established cut-off time to receive the applicable day’s price; (3) eliminating the “less liquid” investment category from the existing four category liquidity classification framework under Rule 22e-4 of the 1940 Act, and thereby broadening the “illiquid” investment category; (4) requiring such funds to classify all portfolio investments daily instead of monthly; (5) mandating such funds to determine and maintain a highly liquid investment minimum (HLIM) equal to at least 10% of net assets; and (6) imposing expanded Form N-PORT reporting and disclosure obligations on such funds. In the proposing release the SEC contends that the proposed amendments would “enhance funds’ liquidity risk management to help better prepare them for stressed market conditions and to require the use of swing pricing for certain funds in certain circumstances to limit dilution” and “enhance open-end fund resilience in periods of market stress by promoting funds’ ability to meet redemptions in a timely manner while limiting dilution of remaining shareholders’ interests in the fund.” In its comment letter dated February 14, 2023, Federated Hermes supported the comments and recommendations of the Investment Company Institute (ICI) and the Securities Industry and Financial Markets Association (SIFMA) on the proposal, including strongly opposing the use of swing pricing because the implementation of swing pricing is unnecessary to achieve the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
SEC’s desired objective, would be extremely costly, would be very difficult for the industry to implement, would be difficult for investors to understand and would represent an unwarranted change in the character of a hugely popular investment vehicle which provides investors with the benefits of professional management, diversification and access to the capital markets to help them meet their financial goals. Federated Hermes noted that there are less onerous alternatives to mandating swing pricing in those limited circumstances where material dilution is a real concern, such as discretionary liquidity fees to be applied at a fund’s board’s discretion in the exercise of its fiduciary duty to a fund and its shareholders. Federated Hermes strongly opposes a hard close concept, which was proposed to ensure fund managers have the appropriate data necessary to determine whether a fund’s NAV should be adjusted via swing pricing, but which would result in unintended consequences to third-party intermediaries and underlying investors and would be particularly detrimental to retirement plan participants in 401(k) plans using open-end mutual funds on their menu. Federated Hermes strongly opposes eliminating the “less liquid” investment category from the existing four category liquidity classification framework under the liquidity rule because funds investing primarily in bank loans will not be able to comply with the 15% limit on illiquid investments under the 1940 Act, subjecting these funds to undeserving harm. The comment period for this proposal ended on February 14, 2023.
On September 5, 2023, 38 members of Congress sent a letter to SEC Chairman Gary Gensler voicing their concerns on the SEC’s open-end investment management company liquidity proposal, and requesting that the SEC withdrawal its proposal, given potential harm to retail investors and retirement plan participants due to potential increased costs, reduced returns, and limitations on investment choices if the proposal was adopted as proposed. Specifically, the letter indicates that the SEC’s proposal to require swing pricing and “hard closes” for open-end investment companies “would require the majority of individual investors to plan trades several hours earlier than a mandated 4:00 p.m. ET deadline” and that this “fundamental change to mutual fund operations would create a two-tiered market that would disadvantage retail and retirement investors” because it “would limit the investor’s ability to react to shifts in the market on any given day” (particularly for investors living on the west coast of the U.S.). The letter also indicates that the SEC’s proposal “would redefine a myriad of assets that commonly appear in mutual fund form by classifying them as ‘illiquid’ and subjecting them to a 15 percent cap of fund assets” which “would limit or prohibit open-end funds from using certain investment strategies [such as bank loan strategies], reducing choice, and likely returns for fund shareholders, including many retirement savers.” After noting that market participants have noted that the proposal is based on assumptions about the operation of open-end investment companies that the historical record contradicts, the letter also indicates that “[w]ithout clear evidence to support the rationale behind this proposal, the purported benefits [of the proposal] are speculative.”
The SEC, the FSOC and other federal regulators also continue to focus on climate and environmental, social, and governance (ESG)-related disclosures by corporate issuers, registered investment advisors and registered investment companies. For example, on July 28, 2023, the FSOC’s Climate-related Financial Risk Committee (CFRC) issued a staff progress report on actions underway to support capacity building and disclosure among FSOC member agencies, address data gaps, and assess climate-related financial risks. Among other actions, the progress report indicates that the CFRC is developing a framework to identify and assess climate-related financial risk, as well as a set of risk indicators for banking, insurance, and financial markets. In March 2022, the SEC issued a proposed rule that incorporates certain concepts and vocabulary from the Task Force on Climate-related Financial Disclosures (TCFD) and the Greenhouse Gas Protocol (GHG Protocol) as part of a proposed disclosure regime that would mandate, among other things, certain climate risk disclosures by public companies, such as Federated Hermes, including on Form 10-K, about a company’s governance, risk management, and strategy with respect to climate-related risks, as well as Scope 1, Scope 2, and, for certain issuers, Scope 3 emissions data. Consistent with its previously submitted comment letter, Federated Hermes continues to support the ICI’s comments to the SEC on the proposal, including, among others, that: (1) any final rule should only require companies to provide material climate risk-related information in a company’s Form 10-K, with any non-material information required by any amendments to Regulation S-K to be provided in a new climate report; (2) the SEC not amend Regulation S-X to require a company to provide material financial metrics in footnotes to its financial statements; and (3) it is premature to require disclosure of Scope 3 emissions data. Federated Hermes also continues to believe that any SEC rule on climate disclosure should: (1) supplement its principles-based disclosure regime, not replace it with prescriptive metrics; (2) focus on material disclosures; and (3) maintain the global competitiveness of U.S. capital markets.
On September 20, 2023, the SEC adopted amendments to rule 35d-1 (Names Rule) under the 1940 Act which: (1) purportedly improve and broaden the scope of funds that must comply with the current requirement to adopt a policy to invest at least 80% of their assets in accordance with the investment focus the fund’s name suggests; (2) provide enhanced disclosure and reporting requirements related to terms used in fund names; and (3) establish certain additional recordkeeping requirements. Specifically, the amendments, among other things: (1) apply the Names Rule’s 80% investment policy requirement to any fund name with terms suggesting that the fund focuses in investments that have, or investments whose issuers have, particular characteristics, such as “growth” or “value” or certain terms that reference a thematic investment focus, including terms indicating that the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
fund’s investment decisions incorporate one or more ESG factors; (2) update funds’ prospectus disclosure requirements to require a fund with an 80% investment policy to define the terms used in its name, including the criteria the fund uses to select the investments that the term describes; (3) amend Form N-PORT to purportedly enhance transparency regarding how funds’ investments reflect their investment focus as required under the amended Names Rule; (4) include new recordkeeping provisions related to a fund’s compliance with the Names Rule’s requirements; (5) retain the Names Rule’s current requirements for a fund to invest in accordance with its 80% investment policy “under normal circumstances,” and for the 80% investment requirement to apply at the time a fund invests its assets, but also add a new requirement that a fund review its portfolio assets’ treatment under its 80% investment policy at least quarterly and specific time frames—generally 90 days—for getting back into compliance if a fund departs from its 80% investment policy; (6) generally require a registered closed-end fund or business development company whose shares are not listed on a national securities exchange to obtain shareholder approval before changing its 80% investment policy unless the fund conducts a tender or repurchase offer in advance of the change, subject to certain conditions; and (7) retain the current Names Rule’s requirement that, unless the 80% investment policy is a fundamental policy of the fund, 60 days’ notice must be provided to fund shareholders of any change in the fund’s 80% investment policy, and update the notice requirement to expressly address electronic delivery of the notice and the content of the notice. Federated Hermes is reviewing the amendments to the Names Rule and their impact on its business.
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
Aggressive rulemaking, particularly regarding climate/ESG disclosure, could be challenged by legislators and in the courts by investment management industry participants and other industry groups. For example, on July 12, 2023, Republican representatives in the U.S. House of Representatives kicked off a series of hearings dissecting ESG investing and examining new legislation that would block the SEC’s proposed regulations that would require publicly traded companies to report how their businesses impact the environment and steps being taken to manage climate risks because ESG-reporting should be voluntary, and such regulations are too broad, costly and difficult to assess, and could have a chilling effect on new investments across the economy. Particularly in the context of climate/ESG disclosures, the likely success of any court challenge could be bolstered considering the U.S. Supreme Court’s interpretation of the Major Questions Doctrine discussed above.
In addition to Congress, the SEC, the FSOC, the DOL and other federal regulators focusing on, and, in certain cases, conducting investigations and hearings regarding, ESG activities and regulation, state Attorneys General and legislatures continue to debate the legality of ESG investing under unfair and deceptive practices laws, antitrust laws, securities laws and other grounds. There is an ideological battle unfolding at the state level, pitting Republican, conservative-leaning “Red” state governments that would seek to exclude or limit ESG investing against Democratic, liberal-leaning or “Blue” state governments that support ESG-focused investing. For example, on July 6, 2023, 15 state Attorneys General sent a letter to the directors of a mutual fund complex demanding responses to certain conflict of interest-related questions, including questions based on the funds’ and their sponsor’s ESG-related activities. The Attorneys General premised their demand on their authority under state laws prohibiting deceptive and unfair acts and practices, state securities laws, and state common law to act for the protection of their states’ residents, state entities that hold mutual funds, and the integrity of the marketplace. Among other conflicts of interest, the Attorneys General asserted that the funds’ sponsor’s and investment advisor’s ESG commitments to push political goals of certain ESG organizations raise serious concerns over the sponsor’s and investment advisor’s duty to act exclusively for the financial benefit of its shareholders and may have cost mutual funds’ returns. In addition, on June 30, 2023, 21 state Attorneys General sent letters to 53 asset managers advising them to uphold their fiduciary duty when managing assets, engaging with companies, and voting proxies for their states.
There also have been stepped up efforts by states to ensure ESG investment strategies are not modifying their investment decisions to emphasize ESG factors due to the values of the asset manager versus their impact on investment returns. State ESG legislation takes a variety of forms, including, for example: (1) legislation that targets asset managers who “boycott” industries,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
such as oil and gas companies, as defined by their excluding or otherwise underweighting exposure to these companies due to their desire to direct capital away from the industry, not for financial return purposes, or that prohibits public entities or businesses operating in a state from “discriminating” against individuals or other companies based on ESG scores or other value-based scores. Certain of these states maintain a list of asset managers who have been banned from managing state assets; (2) legislation that requires all investment to be made for maximizing investment return and restrict or prohibit the pursuit of ESG-related goals and/or the use of ESG factors in investment decisions and seek to prohibit asset managers from making investment decisions which are outside of a risk/return objective. Generally, this type of ESG legislation includes provisions that require asset managers to uphold their fiduciary duty to focus on risk/reward and take all material risks into consideration when managing assets; (3) legislation that prohibits investment in, or promotes divestment from, specific industries or sectors; and (4) legislation that promotes or requires an asset manager to consider ESG factors when making risk/return decisions for their portfolios or to pursue ESG-related goals. Generally, this type of ESG legislation models traditional active asset management processes which include qualitative evaluation of risk and opportunity alongside financial indicators. This type of ESG legislation may require a manager to illustrate to a State governing body how it considers those factors and, if required, how the manager withholds from investing in specific companies. Since the beginning of the third quarter 2023, at least three states enacted new or additional ESG-related legislation. For example, in September 2023, the California legislature passed climate reporting laws that generally require large businesses doing business in California that were formed in the United States and that have revenues of more than $1 billion to report on GHG emissions (including Scope 3 disclosures) and climate-related financial risk. As of October 2, 2023, 20 states have enacted anti-ESG regulations, eight states have enacted pro-ESG regulations, and three states have enacted disclosure-related ESG regulations.
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
Other actions by the DOL also affect investment management industry participants, including Federated Hermes. In addition to the DOL’s July 26, 2022 proposed amendments to the Class Prohibited Transaction Exemption 84-14, also known as the Qualified Professional Asset Manager (QPAM) Exemption, on September 8, 2023, the DOL submitted a new DOL fiduciary rule (New DOL Fiduciary Rule) for review to the Office of Management and Budget (OMB), which review normally takes 90 days. According to the notice of proposed rulemaking at the OMB: (1) the New DOL Fiduciary Rule will amend the regulatory definition of the term “fiduciary” to more appropriately define when persons who render investment advice for a fee to employee benefit plans and individual retirement accounts (IRA) are fiduciaries for purposes of ERISA and the Internal Revenue Code; (2) the New DOL Fiduciary Rule will take into account practices of investment advisors, and the expectations of plan officials and participants, and IRA owners who receive investment advice, as well as developments in the investment marketplace, including the ways investment advisors are compensated that can be subject to an investment advisor’s harmful conflicts of interest; and (3) in conjunction with this rulemaking, the Employee Benefits Security Administration (EBSA) will evaluate available prohibited transaction class exemptions and propose amendments or new exemptions to ensure consistent protection of employee benefit plans and IRA investors.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Since the beginning of the third quarter 2023, other proposed rules, new guidance and other actions have been issued or taken that impact U.S. investment management industry participants, including Federated Hermes. Federated Hermes is reviewing these Regulatory Developments and their impact on its business. For example:
•On October 13, 2023, the SEC adopted new Rule 13f-2 and related Form SHO, along with an amendment to the national market system plan (NMS Plan) governing the consolidated audit trail (CAT), to purportedly provide greater transparency of short sale-related data. Under Rule 13f-2, institutional investment managers that meet or exceed certain prescribed reporting thresholds will report on Form SHO certain short position and short activity data for equity securities. The SEC will thereafter aggregate and publish certain data collected from Form SHO. Under the amendment to the NMS Plan governing CAT (CAT NMS Plan), CAT reporting firms will indicate whether an order is a short sale effected by a market maker in connection with bona fide market making (BFMM) activities for which the BFMM exception in Rule 203(b)(2)(iii) of Regulation SHO is claimed. Rule 13f-2, Form SHO, and the amendment to the CAT NMS Plan will become effective 60 days following the date of publication of the adopting release in the Federal Register. The compliance date for Rule 13f-2 and Form SHO will be 12 months after the effective date of the adopting release – with public aggregated reporting to follow three months later. The compliance date for the amendment to the CAT NMS Plan will be 18 months after the effective date of the adopting release.
•On October 13, 2023, the SEC adopted Rule 10c-1a under the 1934 Act purportedly to increase the transparency and efficiency of the securities lending market by requiring that: (1) certain persons report specified information about securities loans to a registered national securities association (RNSA), in the format and manner required by the RNSA, and within specified time periods; and (2) an RNSA, in turn, make publicly available certain information it receives, within specified time periods, and keep confidential certain information it receives. Rule 10c-1a will become effective 60 days following the date of publication of the adopting release in the Federal Register. The compliance dates for Rule 10c-1a require that: (1) an RNSA propose rules to implement Rule 10c-1a within four months of the effective date of Rule 10c-1a and that such RNSA rules are effective no later than 12 months after the effective date of Rule 10c-1a; (2) covered persons report the information required by Rule 10c-1a to an RNSA starting on the first business day 24 months after the effective date of Rule 10c-1a (“reporting date”); and (3) an RNSA make specified information publicly available within 90 calendar days of the reporting date.
•On October 10, 2023, the SEC adopted amendments to modernize the rules governing beneficial ownership reporting. The amendments: (1) shorten the deadlines for initial and amended beneficial ownership reporting in Schedule 13D and 13G filings; (2) clarify the Schedule 13D disclosure requirements with respect to derivative securities; and (3) require that Schedule 13D and 13G filings be made using a structured, machine readable data language. In addition, the adopting release provides guidance regarding: (1) the application of the current beneficial ownership reporting rules to an investor’s use of certain cash-settled derivative securities; and (2) the application of the current legal standard found in Sections 13(d)(3) and 13(g)(3) of the Securities Exchange Act of 1934 to certain common types of shareholder engagement activities. The amendments will become effective 90 days after publication in the Federal Register. Compliance with the revised Schedule 13G filing deadlines will be required beginning on September 30, 2024. Compliance with the structured data requirement for Schedules 13D and 13G will be required on December 18, 2024.
•On September 29, 2023, the SEC proposed to amend the offering process and to create a tailored form to register the offerings of index-linked annuities (RILAs), a type of annuity contract that provides investors a return based on the performance of a market index. The proposed amendments would: (1) provide investors with disclosures tailored to RILAs; (2) highlight key information about RILAs as complex products; and (3) enhance the registration, disclosure, and advertising framework for RILAs. The public comment period for the proposed amendments will remain open for the longer of 60 days following publication of the release on the SEC’s website or 30 days following publication in the Federal Register.
•On September 13, 2023, the SEC proposed rule and form amendments concerning access to and management of accounts on the SEC’s Electronic Data Gathering, Analysis, and Retrieval system (EDGAR) related to potential technical changes to EDGAR (collectively referred to as EDGAR Next). The proposal would require: (1) that electronic filers authorize and maintain designated individuals as account administrators and, through their account administrators, take certain actions to manage their accounts on a dashboard on EDGAR; and (2) that electronic filers may only authorize individuals as account administrators or in the other roles described in the proposal if those individuals first obtain individual account credentials in the manner to be specified in the EDGAR Filer Manual. The public comment period for the proposed rule and form amendments will end on November 21, 2023.
•On August 23, 2023, the SEC reopened the comment period for its proposed revisions to the “Safeguarding Advisory Client Assets” (Custody Rule) under the Advisers Act. The SEC previously proposed to exercise its authority under Section 411 of

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
the Dodd-Frank Act by amending and redesignating rule 206(4)-2 under the Advisers Act to purportedly enhance investor protections relating to advisory client assets. The proposed amendments would: (1) expand the current Custody Rule to protect and subject a broader array of client assets and advisory activities to the Custody Rule’s protections; (2) purportedly enhance the custodial protections that client assets receive under the Custody Rule; and (3) update related recordkeeping and reporting requirements for investment advisors. The reopened public comment period will end on October 30, 2023.
•On August 23, 2023, the SEC adopted new rules and amendments under the Advisers Act to enhance the regulation of private fund advisors. The new rules require private fund advisors registered with the SEC to: (1) provide investors with quarterly statements detailing information regarding private fund performance, fees, and expenses; (2) obtain an annual audit for each private fund; and (3) obtain a fairness opinion or valuation opinion in connection with an advisor-led secondary transaction. The new rules also require that all private fund advisors, including investment advisors not registered with the SEC: (1) prohibit engaging in certain activities and practices that are contrary to the public interest and the protection of investors unless they provide certain disclosures to investors, and in some cases, receive investor consent; and (2) prohibit providing certain types of preferential treatment that have a material negative effect on other investors and prohibit other types of preferential treatment unless disclosed to current and prospective investors. Additionally, the amendments require all registered investment advisors, including those that do not advise private funds, to document in writing the annual review of their compliance policies and procedures.
•On July 26, 2023, the SEC adopted new final rules to purportedly enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incidents by public companies, such as Federated Hermes, that are subject to 1934 Act reporting requirements. The amendments will require: (1) current disclosure on Form 8-K about cybersecurity incidents determined to be material, including the material aspects of the nature, scope, timing and material impact or reasonably likely material impact of the incident on a public company and its financial condition and results of operations, generally within four business days of the determination that the incident is material; (2) periodic disclosures about a public company’s processes to assess, identify, and manage material cybersecurity risks, management’s role in assessing and managing material cybersecurity risks, and the board of directors’ oversight of cybersecurity risks; and (3) the cybersecurity disclosures to be presented in Inline eXtensible Business Reporting Language (or Inline XBRL). The amendments became effective on September 5, 2023. Smaller reporting public companies must begin to comply with the Form 8-K disclosure requirements on June 15, 2024. Other public companies, such as Federated Hermes, must begin to comply with the Form 8-K disclosure requirements on December 18, 2023. Public companies must comply with the periodic disclosure requirements beginning with annual reports for fiscal years ending on or after December 15, 2023. Public companies must comply with the InLine XBRL requirements beginning one year after initial compliance with the relevant disclosure requirements.
•On July 26, 2023, the SEC proposed rule amendments to purportedly modernize the internet advisor exemption from the prohibition on SEC registration for smaller investment advisors. The proposed amendments would: (1) require an investment advisor relying on the exemption to always have an operational interactive website through which the advisor provides investment advisory services on an ongoing basis to more than one client; and (2) eliminate the current rule’s de minimis exception for non-internet clients, thus requiring that an internet investment advisor must provide advice to all its clients exclusively through an operational interactive website. The public comment period ended on October 2, 2023.
•On July 26, 2023, the SEC proposed new rules and amendments to purportedly address certain conflicts of interest associated with the use of predictive data analytics by broker-dealers and investment advisors in investor interactions. The proposal would require: (1) a broker-dealer or investment advisor to eliminate or neutralize the effect of conflicts of interest associated with such a firm’s use of covered technologies in investor interactions that place the firm’s or its associated person’s interest ahead of investors’ interests; (2) a broker-dealer or investment advisor that has any investor interaction using covered technology to have written policies and procedures reasonably designed to prevent violations of (in the case of investment advisors) or achieve compliance with (in the case of broker-dealers) the proposed rules; and (3) certain recordkeeping related to the proposed conflicts rules. Under the proposed rules, “covered technology” would include a broker-dealers or investment advisor’s use of analytical, technological, or computational functions, algorithms, models, correlation matrices, or similar methods or processes that optimize for, predict, guide, forecast, or direct investment-related behaviors or outcomes of an investor. The proposed new rules and amendments also would generally apply to a broker-dealer’s or investment advisor’s use of a covered technology to the extent it is used in connection with such a firm’s engagement or communication with an investor, including by exercising discretion with respect to an investor’s account, providing information to an investor, or soliciting an investor. The public comment period ended on October 10, 2023.
•On July 12, 2023, the proposed enhancements to Rule 15c3-3 under the 1934 Act, which protects a customer’s cash and securities held at a broker-dealer, require certain broker-dealers to increase the frequency of the computations of the net cash

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
they owe to customers and other broker-dealers from weekly to daily. Specifically, the proposed amendments would require, among other things, carrying broker-dealers with average total credits equal to or greater than $250 million to make the relevant computations daily, as of the close of the previous business day, and to make deposits no later than one hour after the opening of banking business on the following business day. The public comment period ended on September 11, 2023.
Federated Hermes continues to monitor developments regarding previously issued regulatory proposals and developments, including, among others: (1) new listing standards for the New York Stock Exchange (NYSE) that adopt and comply with written incentive compensation recovery or claw-back policies meeting the standards specified by Rule 10D-1 under the 1934 Act; (2) recently adopted amendments to Form PF; and (3) recently adopted amendments to modernize the disclosure requirements relating to repurchases of an issuer’s equity securities. Please refer to our prior quarterly reports on Form 10-Q and annual reports on Form 10-K for further information regarding other Regulatory Developments that can affect Federated Hermes’ Financial Condition.
In addition to the above Regulatory Developments, as noted above, the SEC and other regulators also continue in 2023 to conduct risk-based, for cause and sweep examinations, bring enforcement actions, issue risk alerts, and review and comment on issuer and fund filings. In addition to routine and for cause examinations conducted on individual firms, SEC sweep exams have included, or are expected to include, examinations regarding private fund advisors, including their use of artificial intelligence, off-channel communications, the use of hypothetical performance, the investment advisor marketing rule, ETF revenue sharing payments, ESG practices and disclosures, and approval of registered investment company advisory fees, among others. Among other enforcement actions, on September 25, 2023, the SEC announced it had brought and settled for an aggregate $25 million, two enforcement actions against an investment advisor, the first for failing to develop and implement a reasonably designed anti-money laundering program and one for making materially misleading statements about its controls for incorporating ESG factors into research and investment recommendations for ESG integrated products. Among other risk alerts, on September 23, 2023, the SEC issued a risk alert titled “Risk Alert: Investment Advisers: Assessing Risks, Scoping Examinations, and Requesting Documents” in which the SEC provided additional information regarding the SEC Division of Enforcement’s risk-based approach for both selecting registered investment advisors to examine and in determining the scope of risk areas to examine, and also provided the SEC staff’s typical initial request for documents and information. In addition to the SEC’s aggressive “regulation by enforcement” posture, the SEC staff has become more aggressive in commenting on issuer and fund filings, imposing new interpretations of certain requirements, and taking firm positions, resulting in “regulation by the comment process.”
The Financial Industry Regulatory Authority (FINRA) staff also continues to engage in such investigations, enforcement actions, and examinations of registered broker-dealers. For example, in October 2023, FINRA provided an update on its sweep exam related to special purpose acquisition companies (SPACs). This sweep exam reviewed broker-dealer offerings of SPACs and services provided to SPACs and their sponsors, principal stockholders, board members, related parties, and other affiliates, and included a review of, among other things, practices relating to reasonable investigation, best interest analysis, disclosure of outside activities or potential conflicts, net capital, and supervision. The update sets forth several questions for broker-dealers to consider based on examination observations.
These investigations, examinations and actions have led, and can lead, to further regulation, guidance statements and scrutiny of the investment management industry. The degree to which regulatory investigations, actions and examinations will continue, as well as their frequency and scope, can vary and is uncertain.
Regulation or potential regulation by regulators other than the SEC, DOL, FSOC and FINRA, as well as state or federal lawmakers, also continued, and can continue, to affect investment management industry participants, including Federated Hermes. For example, various state legislatures or regulators have adopted or are beginning to adopt state-specific cybersecurity and/or privacy requirements that can apply to varying degrees to investment management industry participants, including Federated Hermes.
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
(1) a focus on putting consumer needs first, particularly with the UK Consumer Duty coming into force in July 2023; (2) preparing financial services for the future, through the Future Regulatory Framework (FRF) and Edinburgh Reforms; (3) strengthening the UK’s position in global wholesale markets; and (4) reducing and preventing financial crime. The FCA’s Business Plan follows the publication of its Strategy: 2022-2025, in which the FCA indicated it would focus on reducing and preventing serious harm, setting, and testing higher standards, and promoting competition and positive change. The Central Bank of Ireland (CBI) has disclosed that its key regulation and supervision priorities for 2023 include, among other areas, (1) assessing and managing risks to the financial and operational resilience of firms; (2) addressing systemic risks generated by non-banks; (3) consulting on regulatory developments under the Consumer Protection Framework and Individual Accountability Framework; (4) ensuring that the EU Anti-Money Laundering Plan results in a consistent and robust EU-wide framework; (5) implementing new EU regulations on digital operational resilience (DORA) and markets in crypto assets; and (6) strengthening the resilience of the financial system to climate risks.
In the third quarter 2023, the FCA, CBI, and European Securities and Markets Authority (ESMA) alone issued over 20 consultation papers, discussion papers, reports, statements, regulatory technical standards (RTS) and other guidance-related documents relevant to the investment management industry. Examples of these papers, reports, statements, RTS and other documents are discussed below. These regulators and supervisory authorities are expected to continue to address these and other topics, and publish additional consultation papers and other regulatory documents, throughout the remainder of 2023.
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
On June 27, 2023, HM Treasury, on behalf of the UK Government, and the European Commission entered into a memorandum of understanding (MOU) establishing a framework for financial services regulatory cooperation between the UK and EU. Premised on an objective of preserving financial stability, market integrity, and the protection of investors and consumers, the MOU provides for: (1) the bilateral exchanges of views and analysis relating to regulatory developments and other issues of common interest; (2) transparency and appropriate dialogue in the process of adoption, suspension and withdrawal of equivalence decisions; (3) bilateral exchanges of views and analysis relating to market developments and financial stability issues; and (4) enhanced cooperation and coordination, including in international bodies as appropriate. The MOU also provides that each participant will endeavor to share information on regulatory developments to allow for a timely identification of potential cross-border implementation issues, to the extent that such information is available and can be shared. The MOU also established a Joint EU-UK Financial Regulatory Forum (EU-UK Forum). The EU-UK Forum will serve as a platform to facilitate structured regulatory cooperation in the area of financial services and is intended to take stock of progress and to undertake forward planning of regulatory cooperation with general operational objectives to: (1) improve transparency;

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
(2) reduce uncertainty; (3) identify potential cross-border implementation issues, including concerns linked to potential regulatory arbitrage by firms; (4) consider working towards compatibility of each other’s standards, as appropriate; (5) promote domestic implementation consistent with international standards; (6) share knowledge to facilitate a common understanding of the EU and UK’s regulatory frameworks; and (7) exchange information and views on other issues of common interest within the scope of these regulatory cooperation arrangements.
Federated Hermes continues to have permission from the FCA to allow certain Irish-domiciled Undertakings for the Collective Investment in Transferable Securities (UCITS) funds and Luxembourg-based direct lending funds to continue to be marketed in the UK under the temporary marketing permissions regime, which currently is scheduled to end on December 31, 2025. The overseas funds regime (OFR) has also been established. The OFR is targeted at UCITS and is a long-term replacement to the temporary permissions regime which enables Federated Hermes’ Irish UCITS funds to continue to be marketed in the UK post-Brexit.
The post-Brexit regulatory environment (particularly the need to obtain full authorizations on a country-by-country basis) also continues to create a level of uncertainty regarding the ability and requirements to distribute products and provide investment management services between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. The impact of Brexit on Federated Hermes’ UK domiciled funds is difficult to quantify and remains uncertain given the number of Regulatory Developments and recent surge in the number of ESG-related funds in both the EU and UK. As of September 30, 2023, EU-resident shareholders in Federated Hermes’ UK domiciled funds and the UK-resident shareholders in Federated Hermes’ Irish-domiciled funds were permitted to remain in the funds. Subscriptions also can continue.
The regulation of money market funds in the EU and UK is another example of potential divergence between the EU and UK post-Brexit. EU and UK money market fund regulation is considered “equivalent” until December 31, 2025. Accordingly, UK-domiciled money market funds currently remain on par with current EU regulatory requirements. As a result, EU-based funds can still use passports to sell to UK investors. However, following various consultations, reports, and speeches by representatives of International Organization of Securities Commissions (IOSCO) and the Financial Stability Board (FSB) in 2020, 2021, 2022, and 2023 similar to the SEC in the U.S., ESMA, the BoE, the European Systemic Risk Board (ESRB), the European Banking Authority (EBA), and the International Monetary Fund (IMF), among other regulators, have been re-examining existing money market fund regulation, soliciting public comment on proposed money market fund reforms, and issuing reports and recommendations. While money market fund reform continues to be discussed in the UK and the EU, new proposals for reform have not been promulgated. It has been reported that, in late January 2023, Andrew Bailey, a governor of the BoE and Chairman of the FSB, expressed concerns regarding money market funds given their perceived impact during the recent financial crisis and the “mini budget” crisis in the UK in 2022, and indicated that the BoE and FCA will come out with their own money market fund reform proposals in 2023. On July 20, 2023, the European Commission adopted a report to European Parliament and the Council of the EU (Council) regarding its assessment of the functioning of Regulation (EU) 2017/1131 on money market funds (MMF Regulation). In the report, the European Commission, drawing on a number of studies carried out by European and international bodies, including ESMA, ESRB and FSB, and the results of a targeted consultation published in 2022, concluded that, among other things: (1) the EU MMF Regulation, as it existed in March 2020, enhanced financial stability and overall successfully passed the test of recent market developments, including the market stress of March 2020, more recent interest rate increases, and related financial asset re-pricing; (2) recent market developments show that there could be benefits to further increasing the resilience of EU money market funds, notably by decoupling the potential activation of liquidity management tools (such as redemption gates and liquidity fees) from regulatory liquidity thresholds; (3) proposals to increase minimum liquid asset requirements are difficult to implement and may have unintended consequences; (4) proposals to increase the loss-absorption capacity of money market funds by imposing constraints on the shares that can be redeemed immediately (known as “minimum balance at risk”) or by requiring money market funds to maintain capital buffers are either untested and contingent on significant operational adjustments or they would make it more expensive to operate money market funds and likely lead to closures of some money market funds and lower returns for investors; and (5) the European Commission will not propose a revision of the EU MMF Regulation at this time, but will continue to monitor the money market funds sector and related vulnerabilities based on the work of ESMA and relevant national competent authorities. Given the above, it is possible that the EU or UK could either deviate from one another regarding, or simply not adopt, any new or amended money market fund reforms in the future. Management believes that the final SEC rule on money market fund reforms could influence the UK and EU regulators.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
In a September 4, 2023 ESMA Working Paper No. 2, 2023 titled, “Bang for (breaking) the buck: Regulatory constraints and money market funds reforms” (ESMA Working Paper), the authors: (1) set out a framework to assess money market fund resilience; (2) demonstrate that the maximum redemptions a money market fund can face depends on regulatory constraints and asset liquidity; and (3) utilize the framework to assess the impact of regulatory reforms, such as an increase in liquidity requirements, changes to the allowed price deviation for money market funds using amortized cost or requirements to invest in more liquid assets, to, among other things, conclude that removing the use of amortized cost has the largest positive effect in terms of resilience, while higher liquidity requirements have more limited effects. In a September 6, 2023 progress report, “Enhancing the Resilience of Non-Bank Financial Intermediation” (FSB Progress Report), the FSB reviewed its 2021 money market reform recommendations, discussed perceived vulnerabilities of money market funds, and recognized that individual jurisdictions need flexibility to tailor measures to their specific circumstances. In its FSB Progress Report, the FSB also indicated that: (1) through its “Thematic Peer Review of Money Market Fund Reforms” announced on August 14, 2023, it will take stock of the money market fund policy measures adopted by FSB member jurisdictions by the end of 2023; (2) it will be working with IOSCO to assess the functioning and resilience of commercial paper and negotiable certificates of deposits markets by the end of 2023; and (3) it will be working with IOSCO to complete an assessment of the effectiveness of money market fund reforms in addressing risks to financial stability by the end of 2026.
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
On July 5, 2023, the FSB issued a consultation report on addressing structural vulnerabilities from the liquidity mismatch in open-end funds. The report proposes revisions to the FSB’s 2017 policy recommendations to address structural vulnerabilities from asset management activities. The revisions include, among others: (1) providing greater clarity on the redemption terms that open-end funds can offer to investors based on the liquidity of their asset holdings; (2) ensuring a broad set of anti-dilution and quantity-based liquidity management tools for use by open-end fund managers in normal and stressed market conditions; (3) greater inclusion of anti-dilution liquidity management tools in open-end fund constitutional documents and greater use, and consistency in use, of such liquidity management tools in both normal and stressed market conditions; and (4) providing clearer public disclosures from open-end fund managers on the availability and use of liquidity management tools in normal and stressed market conditions. In a September 4, 2023 comment letter, Federated Hermes supported comments submitted by the ICI and, among other points, stressed that any further guidance regarding the use of liquidity management tools should maintain a balance between providing clear expectations and allowing for the flexibility necessary to adapt to the unique dynamics of individual markets and funds. The FSB published responses to this consultation report on September 14, 2023. The IOSCO also proposed on July 5, 2023 detailed guidance for open-end funds’ use of anti-dilution liquidity management tools. The IOSCO report provides detailed guidance to support greater and more consistent use of anti-dilution liquidity management tools by open-ended funds in both normal and stressed market conditions. In a September 4, 2023 comment letter, Federated Hermes emphasized, among other points, that: (1) the consideration, use and calibration of anti-dilution liquidity management tools should be to the discretion of the managers and boards of the responsible entities; (2) all open-end funds should be able, if deemed appropriate by their boards, to implement an anti-dilution liquidity management tool; and (3) guidance should allow for flexibility in implementing anti-dilution liquidity management tools. In a September 6, 2023 press release issued along with an FSB Report “The Financial Stability Implications of Leverage in Non-Bank Financial Intermediation,” the FSB warned that the financial system remains vulnerable to further liquidity strains, and that a key area of policy focus in 2023 will be addressing financial stability risks from non-bank financial intermediation leverage. In its FSB Progress Report, the FSB indicated that: (1) it, in consultation with IOSCO, will be issuing a final report revising its 2017 recommendations on liquidity mismatch in open-end funds in late 2023; (2) IOSCO will be operationalizing the revised FSB recommendations through amendments to IOSCO’s 2018 recommendations after the FSB issues its revised recommendations; (3) IOSCO, in consultation with the FSB, will be developing guidance on liquidity management tools to complement the revised FSB recommendations by late 2023; (4) it, in consultation with IOSCO, will be initiating a pilot program intended to close identified data gaps for monitoring financial stability risks relating to open-end funds’ liquidity mismatch and the use of liquidity management tools in 2023, with follow-up work being conducted in 2024; (5) it and IOSCO will be organizing a workshop on experiences among authorities on design/use of stress tests for open-end funds in early 2024; and (6) it and IOSCO will thereafter be monitoring implementation of, and assessing the effectiveness of, their revised recommendations.
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
As another example of potential divergence, EU regulators have previously issued or proposed directives, rules, and laws regarding sustainable finance, including the Sustainability-Related Disclosures Regulation or SFDR and the Taxonomy Regulation, as well as proposals on the use of ESG- or sustainability-related terms in fund names. The Taxonomy Regulation establishes a framework to facilitate sustainable investment, including when Member States establish measures (e.g., labels or standards) setting requirements regarding financial products or corporate bonds presented as “environmentally sustainable.” On April 12, 2023, the European Supervisory Authorities (ESAs) published a joint consultation, “Joint Consultation Paper on the Review of SFDR Delegated Regulation regarding PAI and financial product disclosures”, in which the ESAs set out proposed RTS on content and presentation of disclosures pursuant to the SFDR. In addition to other adjustments, the purpose of this joint consultation is to broaden the disclosure framework and address certain technical issues that have emerged since the SFDR was originally implemented, which concern sustainability indicators in relation to principal adverse impacts, and to propose amendments to RTS on pre-contractual and periodic documents on website product disclosures for financial products, in order to include GHG emissions reduction targets, including intermediary targets and milestones and actions pursued. The consultation period ended on July 4, 2023. In a July 4, 2023 comment letter, Federated Hermes noted that implementation of the SFDR has resulted in significant challenges for financial market participants and national supervisors and recommended certain fundamental changes to the SFDR legislation to improve its clarity and focus on engagement and transition plans. Among other comments, Federated Hermes expressed its belief that fund managers ought to be able to: (1) design their funds to meet the objectives and interests of investors; (2) describe in detail to investors and the regulator how fund managers intend to deliver on the investment objectives and which indicators should be used to measure the fund’s performance against its stated investment policy; and (3) name their funds in accordance to the demonstrated investment policy. On August 2, 2023, ESMA published an updated implementation timeline with important deadlines for the implementation of key regulations including for, among other regulations, the SFDR, the Taxonomy Regulation, and the related Corporate Sustainability Reporting Directive or CSRD, which together form the basis for the EU Sustainable Finance Framework.
Rather than adopt the SFDR, the UK decided to more closely align with the Taskforce on Climate Related Financial Disclosures (TCFD). The FCA also has proposed its own guidelines regarding the use of ESG- and sustainability-related terms in fund names. On August 2, 2023, the UK Government Department for Business and Trade published guidance on UK sustainability disclosure standards (SDS). The SDS are based on the International Financial Reporting Standards Board (IFRS®) SDS issued by the International Sustainability Standards Board (ISSB). The UK SDS will set out corporate disclosures on the sustainability-related risks and opportunities that companies face. They will form the basis of any future requirements in UK legislation or regulation for companies to report on risks and opportunities relating to sustainability matters, including risks and opportunities arising from climate change. On July 25, 2023, IOSCO issued a report endorsing the ISSB standards concluding that they serve as an effective and proportionate global framework of investor-focused disclosures in relation to climate-related matters. Federated Hermes continues to monitor developments regarding ESG, climate and sustainability disclosure and greenwashing in jurisdictions relevant to its business, including the UK and EU.
In addition to potential divergence between UK and EU law and regulation, the possibility of divergence exists between the laws of the EU, UK, U.S., and other jurisdictions, including, among others, in the areas of climate disclosures, ESG and fund naming requirements and other reforms. For example, following a December 2022 consultation, the Australian Government issued a second consultation paper, “Climate-related financial disclosure,” in which it sought views on proposed positions for the detail, implementation and sequencing of standardized, internationally-aligned requirements for the disclosure of climate-related financial risks and opportunities in Australia, including views on proposed positions relating to coverage, content, framework and enforcement of the requirements. The consultation period ended on July 21, 2023.
The activities of the FSB and the IOSCO also continue to be monitored by the investment management industry, including Federated Hermes. In the third quarter 2023, in addition to their consultations and guidance referenced above, the FSB and IOSCO published consultations and other papers on, among other topics: (1) IOSCO Thematic Analysis: Emerging Risks in Private Finance; (2) Financial Resources and Tools for Central Counterparty Resolution; (3) IMF-FSB Synthesis Paper: Policies for Crypto-Assets; (4) FSB Global Regulatory Framework for Crypto-Asset Activities; (5) International regulation of crypto-asset activities: a proposed framework: FSB overview of responses to the consultation; (6) FSB High-Level Recommendations for the Regulation, Supervision and Oversight of Global Stablecoin Arrangements; (7) Roadmap for Addressing Financial Risks from Climate Change: 2023 Progress Report; (8) Continuity of access to financial market infrastructure (FMI) services for firms in resolution: FSB statement following survey feedback; and (9) IOSCO Policy

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Recommendations for Decentralized Finance (DeFi). In an August 22, 2023 comment letter in response to the FSB’s June 2023 consultation report titled “Enhancing Third-Party Risk Management and Oversight: a toolkit for financial institutions and financial authorities,” Federated Hermes supported comments submitted by the ICI and requested that the FSB make abundantly clear in any final report that the toolkit is an optional resource that may be referred to by financial institutions when developing, and financial authorities when supervising, third-party service provider risk management processes, to avoid unintended and burdensome mandates.
Since the beginning of the third quarter 2023, UK and EU regulators and supervisory authorities issued, proposed, or adopted other new consultations, directives, rules, laws, and guidance that impact or could impact UK and EU investment management industry participants, including Federated Hermes. Federated Hermes is reviewing these Regulatory Developments and their impact on its business. For example:
•On September 25, 2023, the FCA and PRA published a Consultation Paper, “Diversity and inclusion in the financial sector – working together to drive change,” in which the FCA and PRA seek feedback on proposals to introduce a new regulatory framework on diversity and inclusion (D&I) in the financial sector. The proposed framework would establish minimum standards and provide a better understanding of regulatory expectations for D&I in the financial sector, with the aim of endeavoring to ensure greater consistency and transparency across the financial sector on firms’ approaches to D&I. The consultation period closes on December 18, 2023.
•On September 12, 2023, the FCA published a Policy Statement, “Introducing a gateway for firms who approve financial promotions,” in which the FCA sets forth its final policy position and response to feedback received on its prior 2022 consultation paper regarding the introduction of a gateway for firms who approve financial promotions. The Policy Statement supports legislative changes by the UK Government within the FSM Act, and, subject to certain exemptions, requires firms who want to approve financial promotions to apply to the FCA for permission. The FCA’s finalized approach, as set forth in the Policy Statement, includes, among other things: (1) how the FCA will assess applicants at the gateway and the basis for granting or refusing applications; (2) reporting requirements for firms that are granted permission to approve financial promotions; (3) not extending the compulsory jurisdiction of the UK Financial Ombudsman Service to the approval of financial promotions; and (4) provision for a review of the FCA’s approach within 24 months of the rules coming into force on February 7, 2024.
•On September 4, 2023, the ESRB published an issue note on policy options to address perceived risks in corporate debt and real estate investment funds from a financial stability perspective. The ESRB’s recommendations included, among other things, new regulatory proposals as well as amendments to existing regulation, such as the length of notice periods for redemptions and the use of anti-dilution liquidity management tools, such as swing pricing, dual pricing, anti-dilution levies or redemption fees, as part of their day-to-day management.
•On August 31, 2023, the FCA issued an updated Report on its wholesale data market study. The FCA launched its market study on March 2, 2023 following persistent user concerns about how well wholesale data markets are working. It focuses on competition in the provision of benchmarks, credit ratings data and market data vendor (MDV) services. Benchmarks are widely used in financial markets, often as a reference for index-tracking funds and to evaluate an asset manager’s performance. Credit ratings assess the creditworthiness of a wide range of financial obligations. MDVs are key distributors of wholesale data such as benchmarks and Credit Rating Agency data.
•On August 10, 2023, the FCA published its review of the processes that authorized fund managers (AFMs) used to assess fund value in 2023. The Collective Investment Schemes sourcebook (COLL) rules require AFMs to carry out an assessment of value at least annually, report publicly on their conclusions and appoint independent directors to AFM boards. The COLL rules require firms to assess whether the firms’ fees and charges are justified by the value provided to fund investors, measured against the COLL rules’ minimum considerations. Firms must report the details of these assessments to investors, together with an explanation of what action the firm has or will take if they find investors’ fees and charges are not justified. The FCA concluded that, compared with its last review, many firms have a better understanding of the COLL rules and have significantly improved their assessment of value processes.
•On August 7, 2023, the FCA published a Consultation Paper, “Rules relating to Securitization,” in which the FCA discusses the UK Securitization Regulation (UK SR), which is retained EU law (REUL) that specifies how securitization markets are regulated. Supervisory responsibility for the UK SR is currently shared primarily between the FCA and the PRA. As part of the repeal and replacement of REUL (an outcome of HM Treasury’s Future Regulatory Framework Review, now called the Smarter Regulatory Framework), HM Treasury plans that some provisions of the UK SR will be brought into new UK legislation and most firm-facing provisions of the UK SR will be covered by new FCA rules and PRA rules. This

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
consultation paper sets out the FCA’s proposed rules for the UK securitization markets and contains the proposed legal instrument which includes firm facing requirements of the UK SR plus all related technical standards and their annexes. The consultation period closes on October 30, 2023.
•On July 27, 2023, ESMA and EBA published a Report, “Implementation of SRD2 provisions on proxy advisors and the investment chain,” which discusses the implementation of Article 3j (regarding proxy advisors) and Chapter Ia with respect to the EBA (concerning the investment chain) of the European Commission’s second Shareholder Rights Directive (SRD2). The Report provides an analysis of the implementation of the SRD2 and presents certain conclusions regarding its implementation.
•On July 18, 2023, the CBI published a Discussion Paper, “An approach to macroprudential policy for investment funds,” in which the CBI seeks to enhance the debate on a potential approach to the development and operationalization of a macroprudential framework for the investment funds sector. The Discussion Paper purports to seek feedback on the “most salient issues related to the development of a comprehensive macroprudential framework for the funds sector” for use by the CBI’s when participating in international or European regulatory discussions on the topic, as well as its policy and analytical work on investment fund issues more broadly. The consultation period ends on November 15, 2023.
•On July 18, 2023, the FCA and PRA published a Consultation Paper, “Margin requirements for non-centrally cleared derivatives: Amendments to BTS 2016/2251,” in which the FCA and PRA solicit feedback on proposed changes to the UK bilateral margining requirements under the European Market Infrastructure Regulation. The proposals aim to: (1) extend the temporary exemption for singe-stock equity options and index options from the UK bilateral margining requirements from January 4, 2024 until January 4, 2026; and (2) set out the PRA’s and FCA’s proposed approach to pre-approving bi-lateral initial margin models. The consultation period ended on October 18, 2023.
•On July 17, 2023, the FCA published a Consultation Paper, “Financial promotions on social media”, in which the FCA provides guidance on how its financial promotion requirements apply to promotions on social media. The guidance reiterate that financial promotions should be fair, clear, and not misleading, and reinforces that the FCA’s financial promotion rules are designed to be technology neutral and apply across all channels used to advertise, including social media. Among other things, the guidance clarifies when a communication might constitute a financial promotion. The consultation period ended on September 9, 2023.
•On July 13, 2023, the FCA published Engagement Paper 6, “Primary multilateral trading facilities,” in which the FCA solicited feedback on future rules for multilateral trading facilities (MTFs) under the FCA’s new public offers and admission to trading regime. The regime will create a new type of MTF admission document, which will be subject to the same liability and compensation scheme as regulated market prospectuses and give the FCA the power to make certain MTFs operating as primary markets require the production of an MTF admission prospectus.
•On July 12, 2023, the FCA published a Feedback Statement, “The potential competition impacts of Big Tech entry and expansion in retail financial services,” with the aim of continuing discussion regarding the areas where “Big Tech” is likely to create the biggest competition benefits for consumers and where there is the greatest risk of significant harm if competition does not develop. The feedback is derived from a prior 2022 consultation paper. Among other things, the Feedback Statement sets out feedback on: (1) the FCA’s analytical entry framework and entry scenarios; (2) potential competition benefits and harms; (3) regulatory concerns; and (4) next steps.
•On July 5, 2023, the FCA published a Consultation Paper, “The Framework for a UK Consolidated Tape,” which sets out the FCA’s proposed framework for a consolidated tape for bonds, the FCA’s criteria for the operation of a consolidated tape provider (CTP), and the tender process for appointing a CTP. A consolidated tape collates market data from trading venues and over-the-counter transactions, such as prices and volumes associated with trades in a financial market, with the aim to provide a comprehensive picture of transactions in a specific asset class, such as fixed income bonds or equity securities. The FCA indicated that it will finalize rules to establish a UK consolidated tape by 2024. The consultation period ended on September 15, 2023.
•On July 5, 2023, the FCA published a Policy Statement, “Guidance on the trading venue perimeter,” in which the FCA issued new guidance on the regulatory perimeter for trading venue intended to provide greater clarity on when firms may be operating a multilateral system and require authorization as a trading venue, as well promote consumer protection, market integrity and competition. The guidance is based on the results of a prior 2022 consultation paper. The guidance came into force on October 9, 2023.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
•On July 3, 2023, ESMA published a Report, “Marketing requirements and marketing communications under the Regulation on cross-border distribution of funds,” which represents the second report submitted by ESMA to the European Parliament, the European Council, and European Commission under such regulation. The Report reviews applicable marketing requirements in all EU Member States and provides ESMA’s analysis of the effects of national laws, regulations and administrative provisions governing marketing communications.
Federated Hermes continues to monitor developments regarding previously issued regulatory proposals and developments, including, among others: (1) ESMA's Questions and Answers document on the Alternative Investment Fund Managers Directive (AIFMD), on the issue of “pre-marketing”; (2) the EU Commission draft Retail Investment Strategy package; (3) ESMA's suggested legislative amendments to the AIFMD and UCITS Directive regarding the definition of “undue costs” for investors; (4) FCA guidance regarding sanctions controls, as well as the Consumer Duty, which went into force on July 31, 2023 and requires firms “to act to deliver good outcomes for retail customers”; and (5) the UK Government's Call for Evidence in relation to financial services investment research. Please refer to our prior quarterly reports on Form 10-Q and annual reports on Form 10-K for further information regarding other Regulatory Developments that can affect Federated Hermes’ Financial Condition.
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
An EU FTT also continues to be discussed, although it remains unclear if or when an agreement will be reached regarding its adoption. The last proposal was to begin discussions at the EU level regarding the design of an EU FTT involving a gradual implementation by Member States based on the FTTs already implemented in France and Italy. Member States that would want to implement an FTT more quickly would have been permitted to do so. Member States were invited to provide input on the proposed approach to the EU FTT design, whether the FTTs in France and Italy would be a solid basis for an EU FTT, and whether an EU FTT should apply to equity derivative transactions. As attention continues on a post-Pandemic economy and as the EU and EU Member States continue to look to fund their budgets and the Pandemic-related measures that have been adopted, an EU FTT on securities transactions, or even bank account transactions, remains a potential additional source of revenue. The Council has recognized that the European Commission has clarified that, if there is no agreement by the end of 2022 (which there was not), the European Commission will, based on impact assessments, propose a new resource for the EU budget based on a new FTT and that the European Commission will endeavor to make those proposals by June 2024 with the FTT’s planned introduction by January 1, 2026. The Council also has indicated that further work will be required before final policy choices are made and an agreement on a possible FTT can be reached. The exact time needed to reach a final agreement on an EU FTT, implement any agreement and enact legislation is not known at this time. The weakened economy in Europe can increase the risk that additional jurisdictions propose to implement single-country FTTs. The debate regarding the use of a FTT as a funding source for governments continues. For example, on June 23, 2023, a European Commission Working Document regarding own resources of the EU was published in which an EU FTT was considered as a potential resource to assist in funding the EU budget. This Working Paper concluded that “the prospects of reaching an agreement in the future are limited given that the last substantive discussions took place under the Portuguese Council Presidency in 2021” and “[t]here is little expectations that any proposal would be agreed in the short term.” Also, on June 13, 2023, a policy brief was submitted to the G20 proposing that an international FTT be adopted by G20 nations to assist with funding net zero climate actions.
As of June 30, 2023, the publication of the few remaining tenors of U.S. dollar (USD) London Interbank Offered Rate (LIBOR) ceased. On April 3, 2023, the FCA authorized the publication of 1-, 3- and 6-month synthetic USD LIBOR for a limited time after June 30, 2023 to facilitate a smoother transition to an alternative reference rate. Specifically, overnight, and 12-month US dollar LIBOR permanently ceased on June 30, 2023, while the 1-, 3- and 6-month US dollar LIBOR tenors will continue until September 30, 2024, using an unrepresentative ‘synthetic’ methodology. The synthetic LIBOR rates are available for all legacy contracts except cleared derivatives and may not be used in new issues. Additionally, the 3-month synthetic sterling LIBOR is expected to cease on March 28, 2024. The FCA made clear that its primary purpose in requiring the publication of synthetic USD LIBOR is to facilitate an orderly transition of legacy contracts that are governed by UK or other non‑U.S. law and that had no realistic prospect of being amended by June 30, 2023. On May 15, 2023, the SEC Staff issued a LIBOR transition risk alert for investment advisors and investment companies to remind firms about the transition, convey findings from SEC examinations to assess firms’ preparedness for the LIBOR transition, and discuss certain practices in the areas of risk management, operations, portfolio management, fiduciary responsibility, and investor communications that firms have implemented to address the transition. At its July 28, 2023 meeting, the FSOC received a LIBOR update from representatives of the Fed, SEC, and Commodity Futures Trading Commission (CFTC), among others, in which it was reported, among other

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
things, that: (1) the transition from LIBOR to alternative reference rates on June 30, 2023, passed without incident, with most borrowers transitioning to an alternative reference rate or agreeing with lenders to extend a LIBOR interest period to allow for further negotiation with lenders; and (2) the most common alternative reference rate in the United States was the Secured Overnight Financing Rate (SOFR). In a July 3, 2023 “Statement on Alternatives to USD Libor”, IOSCO, among other things: (1) confirmed regulatory authorities’ concern that certain credit sensitive rates exhibit some of the same inherent “invested pyramid” weaknesses as LIBOR; and (2) made recommendations to administrators of alternative reference rates regarding disclosures, licensing restrictions, transparency considerations, and not representing that credit sensitive rates are “IOSCO compliant.”
The phase-out of LIBOR caused the renegotiation or re-pricing of certain credit facilities, derivatives or other financial transactions to which investment management industry participants, including Federated Hermes and its products, customers or service providers, are parties, altered the accounting treatment of certain instruments or transactions, or had other consequences, which, among other effects, required additional internal and external resources and operating expense. Federated Hermes closely monitored regulatory statements and industry developments regarding the obligations of registered investment advisors and funds when recommending and purchasing securities or other investments that use LIBOR as a reference rate or benchmark. Federated Hermes focused on identifying LIBOR-linked securities or other investments, including, but not limited to: derivatives contracts; floating-rate notes; municipal securities; and tranches of securitizations, including collateralized loan obligations. With respect to LIBOR-linked securities or other investments with maturities after the applicable LIBOR tenor cessation date, Federated Hermes sought to proactively address transition-related questions with the issuers or lead arrangers of such securities and other investments, as applicable, including, for example, questions regarding transition events, benchmark replacement, and benchmark replacement adjustments. As necessary, Federated Hermes sought to negotiate modifications to benchmark fallback language for such securities and other instruments to contemplate the permanent cessation of LIBOR. To the extent necessary, Federated Hermes continues these efforts with respect to any remaining securities or other investments held by Federated Hermes’ products and strategies that continue to use a USD LIBOR tenor with a cessation date of June 30, 2023. For example, Federated Hermes sent over 550 letters to issuers or lead arrangers setting forth its expectations regarding the transition from LIBOR. Federated Hermes also negotiated fall back language that provides for the use of an alternative reference rate or benchmark in its corporate credit facility and has an interest rate based on SOFR-plus a spread in its U.S.-registered Federated Hermes Funds’ credit facility. While management believes that Federated Hermes’ LIBOR transition efforts are substantially completed, Federated Hermes continues to monitor the impact that the transition from LIBOR will have on Federated Hermes and Federated Hermes’ products and strategies, customers, and service providers.
Federated Hermes is unable to fully assess at this time whether, or the degree to which, any continuing efforts or potential options being evaluated in connection with modified or new Regulatory Developments ultimately will be successful. The degree of impact of Regulatory Developments on Federated Hermes' Financial Condition can vary, including in a material way, and is uncertain.
Management continues to monitor and assess the impact of the increasing interest rate environment, and instability in the banking sector and financial markets, on asset values and money market fund and other fund asset flows, and related asset mixes, as well as the degree to which these factors impact Federated Hermes' institutional prime and municipal (or tax-exempt) money market business and Federated Hermes' Financial Condition. Management also continues to monitor, and expend internal and external resources in connection with, new money market fund reforms and the potential for additional regulatory scrutiny of money market funds, including institutional prime and institutional municipal (or tax-exempt) money market funds, as well as the impact of Regulatory Developments on Federated Hermes’ business generally.
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
As of September 30, 2023, given the regulatory environment, and the possibility of future additional Regulatory Developments and oversight, Federated Hermes is unable to fully assess the impact of modified or new future Regulatory Developments, and Federated Hermes' efforts related thereto, on its Financial Condition. Modified or new Regulatory Developments in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have further material and adverse effects on Federated Hermes' Financial Condition.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Asset Highlights
Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2023	2022
By Asset Class
Equity	$77,315	$74,684	4%
Fixed-Income	89,765	85,365	5
Alternative / Private Markets	20,337	20,182	1
Multi-Asset	2,728	2,902	(6)
Total Long-Term Assets	190,145	183,133	4
Money Market	525,085	441,294	19
Total Managed Assets	$715,230	$624,427	15%

By Product Type
Funds:
Equity	$40,801	$40,633	0%
Fixed-Income	42,569	44,896	(5)
Alternative / Private Markets	12,409	12,680	(2)
Multi-Asset	2,599	2,784	(7)
Total Long-Term Assets	98,378	100,993	(3)
Money Market	384,896	309,859	24
Total Fund Assets	483,274	410,852	18
Separate Accounts:
Equity	36,514	34,051	7
Fixed-Income	47,196	40,469	17
Alternative / Private Markets	7,928	7,502	6
Multi-Asset	129	118	9
Total Long-Term Assets	91,767	82,140	12
Money Market	140,189	131,435	7
Total Separate Account Assets	231,956	213,575	9
Total Managed Assets	$715,230	$624,427	15%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(in millions)	2023	2022		2023	2022
By Asset Class
Equity	$82,203	$81,809	0%	$83,128	$86,543	(4)%
Fixed-Income	88,677	87,042	2	88,130	90,419	(3)
Alternative / Private Markets	21,413	21,193	1	21,254	22,090	(4)
Multi-Asset	2,861	3,144	(9)	2,934	3,368	(13)
Total Long-Term Assets	195,154	193,188	1	195,446	202,420	(3)
Money Market	516,046	438,601	18	503,182	429,878	17
Total Average Managed Assets	$711,200	$631,789	13%	$698,628	$632,298	10%

By Product Type
Funds:
Equity	$43,687	$45,135	(3)%	$44,320	$48,353	(8)%
Fixed-Income	43,437	47,489	(9)	43,741	52,025	(16)
Alternative / Private Markets	13,184	13,432	(2)	13,143	14,158	(7)
Multi-Asset	2,724	3,012	(10)	2,794	3,222	(13)
Total Long-Term Assets	103,032	109,068	(6)	103,998	117,758	(12)
Money Market	373,088	301,940	24	356,351	289,577	23
Total Average Fund Assets	476,120	411,008	16	460,349	407,335	13
Separate Accounts:
Equity	38,516	36,674	5	38,808	38,190	2
Fixed-Income	45,240	39,553	14	44,389	38,394	16
Alternative / Private Markets	8,229	7,761	6	8,111	7,932	2
Multi-Asset	137	132	4	140	146	(4)
Total Long-Term Assets	92,122	84,120	10	91,448	84,662	8
Money Market	142,958	136,661	5	146,831	140,301	5
Total Average Separate Account Assets	235,080	220,781	6	238,279	224,963	6
Total Average Managed Assets	$711,200	$631,789	13%	$698,628	$632,298	10%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Equity Funds
Beginning Assets	$44,383	$44,207	$43,342	$57,036
Sales	1,733	2,581	7,059	10,210
Redemptions	(3,254)	(3,033)	(9,798)	(11,122)
Net Sales (Redemptions)	(1,521)	(452)	(2,739)	(912)
Net Exchanges	3	9	85	(145)
Impact of Foreign Exchange[1]	(285)	(667)	(69)	(1,635)
Market Gains and (Losses)[2]	(1,779)	(2,464)	182	(13,711)
Ending Assets	$40,801	$40,633	$40,801	$40,633

Equity Separate Accounts
Beginning Assets	$38,609	$36,781	$38,181	$39,680
Sales[3]	2,164	2,552	7,338	8,510
Redemptions[3]	(3,050)	(1,918)	(6,939)	(8,463)
Net Sales (Redemptions)[3]	(886)	634	399	47
Net Exchanges	15	0	41	0
Impact of Foreign Exchange[1]	(247)	(520)	(284)	(1,205)
Market Gains and (Losses)[2]	(977)	(2,844)	(1,823)	(4,471)
Ending Assets	$36,514	$34,051	$36,514	$34,051

Total Equity
Beginning Assets	$82,992	$80,988	$81,523	$96,716
Sales[3]	3,897	5,133	14,397	18,720
Redemptions[3]	(6,304)	(4,951)	(16,737)	(19,585)
Net Sales (Redemptions)[3]	(2,407)	182	(2,340)	(865)
Net Exchanges	18	9	126	(145)
Impact of Foreign Exchange[1]	(532)	(1,187)	(353)	(2,840)
Market Gains and (Losses)[2]	(2,756)	(5,308)	(1,641)	(18,182)
Ending Assets	$77,315	$74,684	$77,315	$74,684
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
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Fixed-Income Funds
Beginning Assets	$43,884	$48,215	$43,180	$59,862
Sales	3,110	3,956	11,201	13,711
Redemptions	(3,794)	(6,058)	(12,082)	(22,614)
Net Sales (Redemptions)	(684)	(2,102)	(881)	(8,903)
Net Exchanges	0	(17)	(95)	79
Impact of Foreign Exchange[1]	(63)	(161)	(4)	(409)
Market Gains and (Losses)[2]	(568)	(1,039)	369	(5,733)
Ending Assets	$42,569	$44,896	$42,569	$44,896

Fixed-Income Separate Accounts
Beginning Assets	$43,541	$38,038	$43,563	$37,688
Sales[3]	5,167	3,725	8,014	8,385
Redemptions[3]	(1,339)	(526)	(5,141)	(2,357)
Net Sales (Redemptions)[3]	3,828	3,199	2,873	6,028
Net Exchanges	(25)	0	(25)	(1)
Impact of Foreign Exchange[1]	(33)	(70)	(11)	(151)
Market Gains and (Losses)[2]	(115)	(698)	796	(3,095)
Ending Assets	$47,196	$40,469	$47,196	$40,469

Total Fixed-Income
Beginning Assets	$87,425	$86,253	$86,743	$97,550
Sales[3]	8,277	7,681	19,215	22,096
Redemptions[3]	(5,133)	(6,584)	(17,223)	(24,971)
Net Sales (Redemptions)[3]	3,144	1,097	1,992	(2,875)
Net Exchanges	(25)	(17)	(120)	78
Impact of Foreign Exchange[1]	(96)	(231)	(15)	(560)
Market Gains and (Losses)[2]	(683)	(1,737)	1,165	(8,828)
Ending Assets	$89,765	$85,365	$89,765	$85,365
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
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Alternative / Private Markets Funds
Beginning Assets	$13,338	$13,911	$13,050	$14,788
Sales	541	537	1,824	1,637
Redemptions	(856)	(835)	(2,154)	(2,020)
Net Sales (Redemptions)	(315)	(298)	(330)	(383)
Net Exchanges	(3)	3	17	7
Impact of Foreign Exchange[1]	(450)	(1,013)	96	(2,390)
Market Gains and (Losses)[2]	(161)	77	(424)	658
Ending Assets	$12,409	$12,680	$12,409	$12,680

Alternative / Private Markets Separate Accounts
Beginning Assets	$8,264	$7,874	$7,752	$8,132
Sales[3]	119	409	744	1,069
Redemptions[3]	(10)	(94)	(249)	(505)
Net Sales (Redemptions)[3]	109	315	495	564
Net Exchanges	0	0	(23)	0
Impact of Foreign Exchange[1]	(312)	(625)	49	(1,440)
Market Gains and (Losses)[2]	(133)	(62)	(345)	246
Ending Assets	$7,928	$7,502	$7,928	$7,502

Total Alternative / Private Markets
Beginning Assets	$21,602	$21,785	$20,802	$22,920
Sales[3]	660	946	2,568	2,706
Redemptions[3]	(866)	(929)	(2,403)	(2,525)
Net Sales (Redemptions)[3]	(206)	17	165	181
Net Exchanges	(3)	3	(6)	7
Impact of Foreign Exchange[1]	(762)	(1,638)	145	(3,830)
Market Gains and (Losses)[2]	(294)	15	(769)	904
Ending Assets	$20,337	$20,182	$20,337	$20,182
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
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Multi-Asset Funds
Beginning Assets	$2,782	$3,001	$2,851	$3,608
Sales	29	54	108	170
Redemptions	(114)	(130)	(391)	(397)
Net Sales (Redemptions)	(85)	(76)	(283)	(227)
Net Exchanges	0	0	3	6
Market Gains and (Losses)[1]	(98)	(141)	28	(603)
Ending Assets	$2,599	$2,784	$2,599	$2,784

Multi-Asset Separate Accounts
Beginning Assets	$140	$134	$138	$172
Sales[2]	1	0	2	1
Redemptions[2]	(5)	(2)	(15)	(10)
Net Sales (Redemptions)[2]	(4)	(2)	(13)	(9)
Market Gains and (Losses)[1]	(7)	(14)	4	(45)
Ending Assets	$129	$118	$129	$118

Total Multi-Asset
Beginning Assets	$2,922	$3,135	$2,989	$3,780
Sales[2]	30	54	110	171
Redemptions[2]	(119)	(132)	(406)	(407)
Net Sales (Redemptions)[2]	(89)	(78)	(296)	(236)
Net Exchanges	0	0	3	6
Market Gains and (Losses)[1]	(105)	(155)	32	(648)
Ending Assets	$2,728	$2,902	$2,728	$2,902
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
Changes in Total Long-Term Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Total Long-Term Fund Assets
Beginning Assets	$104,387	$109,334	$102,423	$135,294
Sales	5,413	7,128	20,192	25,728
Redemptions	(8,018)	(10,056)	(24,425)	(36,153)
Net Sales (Redemptions)	(2,605)	(2,928)	(4,233)	(10,425)
Net Exchanges	0	(5)	10	(53)
Impact of Foreign Exchange[1]	(798)	(1,841)	23	(4,434)
Market Gains and (Losses)[2]	(2,606)	(3,567)	155	(19,389)
Ending Assets	$98,378	$100,993	$98,378	$100,993

Total Long-Term Separate Accounts Assets
Beginning Assets	$90,554	$82,827	$89,634	$85,672
Sales[3]	7,451	6,686	16,098	17,965
Redemptions[3]	(4,404)	(2,540)	(12,344)	(11,335)
Net Sales (Redemptions)[3]	3,047	4,146	3,754	6,630
Net Exchanges	(10)	0	(7)	(1)
Impact of Foreign Exchange[1]	(592)	(1,215)	(246)	(2,796)
Market Gains and (Losses)[2]	(1,232)	(3,618)	(1,368)	(7,365)
Ending Assets	$91,767	$82,140	$91,767	$82,140

Total Long-Term Assets
Beginning Assets	$194,941	$192,161	$192,057	$220,966
Sales[3]	12,864	13,814	36,290	43,693
Redemptions[3]	(12,422)	(12,596)	(36,769)	(47,488)
Net Sales (Redemptions)[3]	442	1,218	(479)	(3,795)
Net Exchanges	(10)	(5)	3	(54)
Impact of Foreign Exchange[1]	(1,390)	(3,056)	(223)	(7,230)
Market Gains and (Losses)[2]	(3,838)	(7,185)	(1,213)	(26,754)
Ending Assets	$190,145	$183,133	$190,145	$183,133
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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Nine Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
By Asset Class
Money Market	72%	68%	46%	37%
Equity	12%	14%	30%	38%
Fixed-Income	12%	14%	12%	15%
Alternative / Private Markets	3%	3%	10%	7%
Multi-Asset	1%	1%	1%	2%
Other	—%	—%	1%	1%
By Product Type
Funds:
Money Market	51%	46%	43%	34%
Equity	6%	8%	23%	29%
Fixed-Income	6%	8%	9%	12%
Alternative / Private Markets	2%	2%	8%	5%
Multi-Asset	1%	1%	1%	2%
Separate Accounts:
Money Market	21%	22%	3%	3%
Equity	6%	6%	7%	9%
Fixed-Income	6%	6%	3%	3%
Alternative / Private Markets	1%	1%	2%	2%
Other	—%	—%	1%	1%
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
Total average managed assets increased 13% and 10% for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. As of September 30, 2023, total managed assets increased 15% from September 30, 2022. Average money market assets increased 18% and 17% for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. Period-end money market assets increased 19% at September 30, 2023, as compared to September 30, 2022. Average equity assets remained flat and decreased 4% for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. Period-end equity assets increased 4% at September 30, 2023, as compared to September 30, 2022, primarily due to market appreciation and foreign exchange rate fluctuations, partially offset by net redemptions. Average fixed-income assets increased 2% and decreased 3% for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. Period-end fixed-income assets increased 5% at September 30, 2023, as compared to September 30, 2022, primarily due to assets acquired in an acquisition and market appreciation, partially offset by net redemptions. Average alternative/private markets assets increased 1% and decreased 4% for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. Period-end alternative/private markets assets increased 1% at September 30, 2023, as compared to September 30, 2022, primarily due to foreign exchange rate fluctuations, partially offset by market depreciation.
The first-half equity rally broadened early in the third quarter on surprising economic growth, moderating inflation and rising expectations that the U.S. may be able to skirt a recession. The enthusiasm waned as the quarter wore on, however, as longer-

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
dated yields persistently climbed higher, with the 10-year Treasury yield reaching a 16-year high in September. The move reflected market worries over record public debt, and speculation that market rates may be resetting to levels that prevailed before the unprecedented monetary easing that kept rates artificially low during the 14-year global financial crisis/Pandemic era. During the quarter, the FOMC raised its federal funds target range in July by a quarter-point to 5.25% - 5.50% and, while holding steady at September’s FOMC meeting, suggested a similar increase is possible before year-end. Policymakers also projected rates to remain at current levels at least through summer 2024. For third quarter 2023, the S&P 500 returned (3.76)% and the broad bond market, as measured by Bloomberg US Aggregate Bond Index, returned (3.23)%.
Results of Operations
Revenue. Revenue increased $21.5 million for the three-month period ended September 30, 2023, as compared to the same period in 2022, primarily due to (1) an increase in money market revenue of $16.6 million due to a change in assets and product structures (partially offset in Distribution expense) and (2) an increase in carried interest of $11.0 million (partially offset in Compensation and Related expense). These increases were partially offset by a decrease in equity and fixed-income revenue of $3.8 million and $2.0 million, respectively, related to changes in the mix of average assets.
Revenue increased $146.2 million for the nine-month period ended September 30, 2023, as compared to the same period in 2022, primarily due to (1) a decrease of $85.3 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact), (2) an increase in money market revenue of $63.6 million due to a change in average assets and product structures (partially offset in Distribution expense) and (3) an increase in carried interest of $48.5 million (partially offset in Compensation and Related expense). These increases were partially offset by a decrease of $58.7 million in revenue due to lower long-term average assets.
For the nine-month periods ended September 30, 2023 and 2022, Federated Hermes’ ratio of revenue to average managed assets was 0.23% and 0.22%, respectively. The increase in the rate was primarily due to the increase in revenue from the elimination of Voluntary Yield-related Fee Waivers and an increase in carried interest, partially offset by a decrease in revenue from lower average equity and fixed-income assets during the first nine months of 2023 compared to the same period in 2022.
Operating Expenses. Total Operating Expenses for the three-month period ended September 30, 2023 increased $16.9 million, as compared to the same period in 2022. Compensation and Related expense increased $12.5 million primarily due to $7.6 million related to the consolidation of carried interest vehicles.
Total Operating Expenses for the nine-month period ended September 30, 2023 increased $134.2 million, as compared to the same period in 2022. Distribution expense increased $56.4 million primarily due to an increase of $66.5 million resulting from the elimination of Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact) partially offset by a $6.5 million decrease due to lower long-term average assets. Compensation and Related expense increased $47.2 million, primarily related to the consolidation of carried interest vehicles ($32.8 million) and increased staff and compensation rates ($9.4 million). Professional Service Fees increased $11.2 million primarily due to legal fees ($4.0 million) and increased spending on technology initiatives ($2.8 million).
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net increased $7.1 million for the three-month period ended September 30, 2023, as compared to the same period in 2022. The increase is primarily due to a $3.6 million increase in Investment Income, net primarily due to an increase in investment yields due to rising interest rates and a $3.4 million increase in Gain (Loss) on Securities, net from a larger decrease in the market value of investments during the third quarter 2022, as compared to the decrease in market value of investments during the third quarter 2023.
Nonoperating Income (Expenses), net increased $51.0 million for the nine-month period ended September 30, 2023, as compared to the same period in 2022. The increase is primarily due to (1) a $41.5 million increase in Gain (Loss) on Securities, net from an increase in the market value of investments in the first nine months of 2023 as opposed to a decrease in the market value of investments during the same period in 2022 and (2) an $11.0 million increase in Investment Income, net primarily due to an increase in investment yields due to rising interest rates.
Income Taxes. The income tax provision was $26.7 million for the three-month period ended September 30, 2023, as compared to $21.6 million for the same period in 2022. The increase in the income tax provision was primarily due to higher income before income taxes. The effective tax rate was 26.5% for the three-month period ended September 30, 2023, as compared to 24.3% for the same period in 2022. The increase in the effective tax rate was primarily due to a revaluation of certain foreign deferred tax amounts during the third quarter 2022 (1.5%) and an increase in state income tax related to a change in tax law effective in the third quarter 2023 (1.1%).

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
The income tax provision was $75.3 million for the nine-month period ended September 30, 2023, as compared to $58.1 million for the same period in 2022. The increase in the income tax provision was primarily due to higher income before income taxes. The effective tax rate was 25.6% for the nine-month period ended September 30, 2023, as compared to 25.2% for the same period in 2022.
Net Income Attributable to Federated Hermes, Inc. Net income increased $5.5 million for the three-month period ended September 30, 2023, as compared to the same period in 2022, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended September 30, 2023 increased $0.08, as compared to the same period in 2022, primarily due to increased net income ($0.07) and a decrease in shares outstanding resulting from share repurchases ($0.01).
Net income increased $33.8 million for the nine-month period ended September 30, 2023, as compared to the same period in 2022, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the nine-month period ended September 30, 2023 increased $0.42, as compared to the same period in 2022, primarily due to increased net income ($0.38) and a decrease in shares outstanding resulting from share repurchases ($0.04).
Liquidity and Capital Resources
Liquid Assets. At September 30, 2023, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $599.3 million, as compared to $559.5 million at December 31, 2022. The change in liquid assets is discussed below.
At September 30, 2023, Federated Hermes’ liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), Russia, China and certain other countries subject to economic sanctions. Federated Hermes’ experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $321.0 million in AUM) that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes’ credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $182.2 million for the nine months ended September 30, 2023, as compared to $191.5 million for the same period in 2022. The decrease in cash provided was primarily due to (1) an increase in cash paid related to the $56.4 million increase in Distribution expense previously discussed, (2) an increase of $19.5 million in cash paid for taxes, (3) a $17.9 million payment representing a settlement with affected shareholders related to an administrative error (see Note (17) to the Consolidated Financial Statements for additional information), (4) a net increase of $10.1 million in cash paid for trading securities for the nine months ended September 30, 2023, as compared to the same period in 2022, (5) an increase of $4.5 million in cash paid for interest primarily related to the $350 million Notes issued in March 2022 and (6) an increase in cash paid of $4.0 million related to a fund restructuring. These decreases in cash were partially offset by an increase in cash received related to the $146.2 million increase in revenue previously discussed (excluding $16.7 million related to Receivables—Affiliates discussed in Financial Position below) and a decrease of $5.2 million in cash paid for incentive compensation.
Cash Provided by Investing Activities. During the nine-month period ended September 30, 2023, net cash provided by investing activities was $8.6 million, which represented $28.0 million in cash received from redemptions of Investments—Affiliates and Other, partially offset by $13.6 million paid for purchases of Investments—Affiliates and Other and $5.8 million paid for property and equipment.
Cash Used by Financing Activities. During the nine-month period ended September 30, 2023, net cash used by financing activities was $151.6 million due primarily to $112.0 million of treasury stock purchases, $74.0 million or $0.83 per share of dividends paid to holders of Federated Hermes common shares and $32.6 million of distributions to noncontrolling interests in subsidiaries. These decreases in cash were partially offset by $67.8 million of contributions from noncontrolling interests in subsidiaries.
Long-term Debt. On March 17, 2022, pursuant to a Note Purchase Agreement, Federated Hermes issued unsecured senior Notes in the aggregate amount of $350 million at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
March and September in each year of the agreement. The entire principal amount of the $350 million Notes will become due March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of September 30, 2023, the outstanding balance of the $350 million Notes, net of unamortized issuance costs in the amount of $2.2 million, was $347.8 million and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were, or will be, used to supplement cash flow from operations, to fund share repurchases and potential acquisitions, to pay down debt outstanding under the Credit Agreement and for other general corporate purposes. See Note (11) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
As of September 30, 2023, Federated Hermes’ Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. Borrowings under the Credit Agreement may be used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of September 30, 2023, Federated Hermes has $350 million available to borrow under the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information.
Both the Note Purchase Agreement and Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the nine months ended September 30, 2023. An interest coverage ratio of at least 4 to 1 is required and, as of September 30, 2023, Federated Hermes’ interest coverage ratio was 37 to 1. A leverage ratio of no more than 3 to 1 is required and, as of September 30, 2023, Federated Hermes’ leverage ratio was 0.78 to 1.
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
On October 26, 2023, Federated Hermes’ board of directors declared a $0.28 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of November 8, 2023 to be paid on November 15, 2023.
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
Receivables, net at September 30, 2023 increased $14.5 million from December 31, 2022 primarily due to an insurance receivable excluding Federated Hermes' retention under the policy. See Note (17) to the Consolidated Financial Statements for additional information.
Receivables—Affiliates at September 30, 2023 increased $16.7 million from December 31, 2022 primarily due to the accrual for carried interest earned in September 2023 and received in October 2023.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Investments—Consolidated Investment Companies at September 30, 2023 increased $9.8 million from December 31, 2022, primarily due to an increase of $21.6 million related to the consolidation of two VIEs during the nine-month period ended September 30, 2023, partially offset by a decrease of $13.0 million of net redemptions from investments during the same period.
Investments—Affiliates and Other at September 30, 2023 decreased $17.3 million from December 31, 2022 due to a decrease of $18.2 million from net redemptions during the nine-month period ended September 30, 2023, partially offset by an increase of approximately $1.0 million from net appreciation on existing investments during the same period.
Accrued Compensation and Benefits at September 30, 2023 decreased $25.2 million from December 31, 2022 primarily due to the 2022 accrued annual incentive compensation being paid in the first half of 2023 ($120.3 million), partially offset by 2023 incentive compensation accruals recorded at September 30, 2023 ($91.4 million).
Other Current Liabilities at September 30, 2023 increased $20.0 million from December 31, 2022 and primarily represents carried interest payable as of September 30, 2023.
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
Increases in market interest rates and a decrease in near-term projected cash flows resulted in management determining that an indicator of potential impairment existed as of December 31, 2022 for the FHL right to manage public fund assets which totaled £150.3 million acquired in connection with the 2018 FHL acquisition. Management used an income-based approach to valuation, the discounted cash flow method, in valuing the asset. A discounted cash flow analysis prepared as of December 31, 2022 resulted in a non-cash impairment charge of $31.5 million. This method resulted in no impairment for the first two quarters of 2023 as the estimated fair value of this intangible asset exceeded the carrying value. As a result of continued increases in market interest rates and a decrease in projected cash flows, a discounted cash flow analysis was prepared as of September 30, 2023 which resulted in the estimated fair value exceeding the carrying value by less than 10%. The key assumptions in the discounted cash flow analysis include revenue growth rates, pre-tax profit margins and the discount rate applied to the projected cash flows. The risk of future impairment increases with a decrease in projected cash flows and/or an increase in the discount rate.
As of September 30, 2023, assuming all other assumptions remain static, an increase or decrease of 10% in projected revenue growth rates would result in a corresponding change to estimated fair value of approximately 7%. An increase or decrease of 10% in pre-tax profit margins would result in a corresponding change to estimated fair value of approximately 12%. An increase or decrease in the discount rate of 25 basis points would result in an inverse change to estimated fair value of approximately 2%. Any market volatility and other events related to geopolitical or other unexpected events could further reduce the AUM, revenues and earnings associated with this intangible asset and can result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which can result in an impairment. For additional information on risks, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2023, there were no material changes to Federated Hermes’ exposures to market risk that would require an update to the disclosures provided in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022.
Part I, Item 4. Controls and Procedures
(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes’ President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated Hermes’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated Hermes’ disclosure controls and procedures were effective at September 30, 2023.
(b)There has been no change in Federated Hermes’ internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, Federated Hermes’ internal control over financial reporting.
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
(b) not applicable.
(c) The following table summarizes stock repurchases under Federated Hermes’ share repurchase program during the third quarter 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July[2]	54,024	$31.44	50,000	3,372,415
August[2]	1,077,500	33.49	1,075,000	2,297,415
September[2]	915,266	34.00	900,000	1,397,415
Total	2,046,790	$33.66	2,025,000	1,397,415
1    In June 2022, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of September 30, 2023. See Note (13) to the Consolidated Financial Statements for additional information on this program. See Note (19) to the Consolidated Financial Statements for information regarding a new share repurchase program approved on October 26, 2023.
2    In July, August and September 2023, 4,024, 2,500, and 15,266 shares, respectively, of Class B common stock with a weighted-average price of $0.00, $0.00, and $2.42 per share, respectively, were repurchased as employees forfeited restricted stock.
Part II, Item 5. Other Information
Insider Trading Arrangements
While certain officers have elected in advance to satisfy tax obligations arising from the vesting of awards of periodic and bonus restricted Federated Hermes Class B Common Stock through the sale of sufficient shares of such stock necessary to satisfy such tax obligations in the open-market, no director or officer adopted, modified or terminated a Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading arrangement during the fiscal quarter ended September 30, 2023.

Part II, Item 6. Exhibits
The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:
Exhibit 10.1 – Federated Hermes, Inc. Annual Incentive Plan, as amended October 26, 2023 (filed herewith)
Exhibit 10.2 – Federated Hermes, Inc. Stock Incentive Plan, as amended October 26, 2023 (filed herewith)
Exhibit 10.3 – Form of 2023 Restricted Stock Award Agreement for Federated Hermes, Inc. Stock Incentive Plan (filed herewith)
Exhibit 10.4 – UK Sub-Plan to the Federated Hermes, Inc. Stock Incentive Plan, as amended as of October 26, 2023 (filed herewith)
Exhibit 10.5 – Form of 2023 Restricted Stock Award Agreement for UK Sub-Plan (filed herewith)
Exhibit 10.6 – Form of Cash Award Agreement for Non-U.S. Employee for Federated Hermes, Inc. Stock Incentive Plan (filed herewith)
Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
Exhibit 31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
Exhibit 32 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
Exhibit 101.INS – Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Federated Hermes, Inc.
(Registrant)

Date	October 27, 2023	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	October 27, 2023	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer