Form 10-K
period 2023-12-31
FEDERATED HERMES, INC.
filed 2024-02-23
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒
The aggregate market value of the Class B common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $3.0 billion, based on the New York Stock Exchange closing price. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are affiliates within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B common stock outstanding on February 16, 2024, was 9,000 and 84,436,590, respectively.

Documents incorporated by reference:
Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2024 Information Statement.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-K constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that can cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “forecast,” “project,” “predict,” “trend,” “approximate,” “potential,” “opportunity,” “believe,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “projection,” “plan,” “assume,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “can,” “may,” and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management’s assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: the coronavirus; asset flows, levels, values, and mix, and their impact; the possibility and potential impact of impairments; business mix; the level, timing, degree, and impact of changes in interest rates or gross or net yields; inflation; fee rates and recognition; sources, levels, and recognition of revenues, expenses, gains, losses, income, and earnings; the level and impact of reimbursements, rebates, or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements, or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances, and the degree to which Fee Waivers can be implemented; the integration of environmental, social, and governance, or sustainability, factors; the impact of market volatility, liquidity, and other market conditions; whether performance fees or carried interest will be earned or clawed-back; whether and when capital contributions could be made; possible availability of insurance and probability of insurance reimbursements or recoveries in connection with indemnification obligations or other claims; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the impact of acquisitions on Federated Hermes’ growth; the timing and amount of acquisition-related payment obligations; the results of negotiations involving consideration in business transactions; payment obligations pursuant to employment or incentive arrangements; vesting rights and requirements; business and market expansion opportunities, including acceleration of global growth; interest and principal payments or expenses; taxes, tax rates, tax elections, deferred tax assets, and the impact of tax law changes; tax treatment of dividends from non-U.S. subsidiaries; benefits of foreign net operating losses and deferred tax assets; borrowing, debt, future cash needs, and principal uses of cash, cash flows, and liquidity, including the amount and timing of expected future capital expenditures; the ability to raise additional capital; type, classification, and consolidation of investments; uses of treasury stock; Federated Hermes’ product, strategy, and market performance and Federated Hermes’ performance indicators; investor preferences; product and strategy demand, distribution, development, and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; the outcome and impact of legal proceedings; regulatory matters, including the pace, level, focus, scope, timing, impact, effects, and other consequences of regulatory matters; the attractiveness and resiliency of money market funds; dedication of resources; accounting-related assessments, judgments, and determinations; compliance, and related legal, compliance and other professional services expenses; interest rate, concentration, market, currency, and other risks; impact or potential impact of risks on Federated Hermes’ financial condition; and various other items set forth under Item 1A - Risk Factors. Any forward-looking statement is inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, many of which are difficult to predict and beyond Federated Hermes’ control. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes’ business and results, including by changing Federated Hermes’ asset flows, levels, and mix, and business mix, which can cause a decline in revenues and net income, result in impairments, and change the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements or consideration of certain performance measures. Future cash needs, cash flows, and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes’ success in developing, structuring, and distributing its products, strategies, and services, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediary customers who offer Federated Hermes’ products to other customers, and potential increased legal, compliance, and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes’ risks and uncertainties also include liquidity and credit risks in Federated Hermes’ money market funds and revenue risk, which will be affected by yield levels in money market fund products, Fee Waivers, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such products. Many of these factors could be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance, or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that can impact the forward-looking statements, see Item 1A - Risk Factors.

Part I
ITEM 1 – BUSINESS
General
Federated Hermes, Inc. a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, Federated Hermes) is a global leader in active, responsible investing with $757.6 billion in assets under management (AUM or managed assets) at December 31, 2023. Federated Hermes has been in the investment management business since 1955 and is one of the largest investment managers in the United States (U.S.). Federated Hermes also provides stewardship services to customers seeking a range of solutions for engagement, advocacy, active ownership and impact, as well as real estate development services. In seeking to enhance long-term investment performance for its customers and clients (collectively, including intermediaries, customers), Federated Hermes has taken steps to integrate the proprietary insights from fundamental investment analysis, including environmental, social and governance (ESG) factors and engagement interactions, into many of the products and strategies it manages.
Federated Hermes operates in one operating segment, the investment management business. Federated Hermes sponsors, markets and provides investment-related services and strategies (collectively, as applicable, strategies) to various investment products, including sponsored investment companies and other funds (Federated Hermes Funds) and Separate Accounts (which include separately managed accounts (SMAs), institutional accounts, sub-advised funds and other managed products) in both domestic and international markets. In addition, Federated Hermes markets and provides stewardship and real estate development services to various domestic and international customers. Federated Hermes’ principal source of revenue is investment advisory fees earned by various domestic and foreign subsidiaries pursuant to investment advisory contracts and based primarily upon the AUM of its investment products and strategies. Domestic advisory subsidiaries are registered as investment advisors under the Investment Advisers Act of 1940 (Advisers Act), while foreign advisory subsidiaries are registered in the U.S. and/or with foreign regulators.
Federated Hermes provides investment advisory services to 180 Federated Hermes Funds as of December 31, 2023. Federated Hermes markets these funds to institutions, banks, broker/dealers, financial intermediaries, and other customers who use them to meet the needs of their customers, including, among others, retail investors, corporations and retirement plans. The Federated Hermes Funds are domiciled in the U.S., as well as Ireland, the United Kingdom (UK), Luxembourg, Guernsey, Jersey and the Cayman Islands. Most of Federated Hermes’ U.S.-domiciled funds are registered under the Investment Company Act of 1940 (1940 Act) and under other applicable federal laws. Each U.S.-domiciled registered fund enters into an advisory agreement that is subject to annual approval by the fund’s board of directors or trustees, a majority of whom are not interested persons, as defined under the 1940 Act, of either the funds or Federated Hermes. In general, material amendments to such advisory agreements must be approved by a fund’s shareholders. These advisory agreements are generally terminable upon 60 days’ notice to the investment advisor. See Item 1A - Risk Factors - Specific Risk Factors - Potential Adverse Effects of Termination or Failure to Renew Advisory Agreements for additional information on Federated Hermes’ advisory agreements.
Of the 180 Federated Hermes Funds, Federated Hermes’ investment advisory subsidiaries managed 24 money market funds with $406.2 billion in AUM, 41 equity funds with $42.5 billion in AUM, 56 fixed-income funds with $43.9 billion in AUM, 54 alternative/private markets funds with $12.4 billion in AUM and five multi-asset funds with $2.7 billion in AUM.
As of December 31, 2023, Federated Hermes provided investment strategies to $249.9 billion in Separate Account assets. These Separate Accounts represent assets of government entities, high-net-worth individuals, pension and other employee benefit plans, corporations, trusts, foundations, endowments, sub-advised funds and other accounts or products owned or sponsored by third parties. Fees for Separate Accounts are typically based on AUM pursuant to investment advisory agreements that are generally terminable upon notice to Federated Hermes (or, in certain cases, after a 30-day, 60-day or similar notice period).
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
Assets Under Management
Total AUM are composed of Federated Hermes Funds and Separate Accounts and represent the balance of AUM at a point in time. Total managed assets for the past two years were as follows:

	As of December 31,		2023 vs. 2022
dollars in millions	2023	2022
Equity	$79,291	$81,523	(3)%
Fixed-Income	94,920	86,743	9
Alternative / Private Markets	20,551	20,802	(1)
Multi-Asset	2,867	2,989	(4)
Total Long-Term Assets	197,629	192,057	3
Money Market	559,993	476,844	17
Total Managed Assets	$757,622	$668,901	13%
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

	Year Ended December 31,			2023 vs. 2022	2022 vs. 2021
dollars in millions	2023	2022	2021
Equity	$81,348	$84,793	$98,040	(4)%	(14)%
Fixed-Income	89,079	89,776	91,564	(1)	(2)
Alternative / Private Markets	21,096	21,799	20,754	(3)	5
Multi-Asset	2,887	3,273	3,879	(12)	(16)
Total Long-Term Assets	194,410	199,641	214,237	(3)	(7)
Money Market	511,568	432,992	418,562	18	3
Total Average Managed Assets	$705,978	$632,633	$632,799	12%	0%
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

Revenue
Federated Hermes’ revenue from investment advisory, administrative and other service fees over the last three years were as follows:

	Year Ended December 31,			2023 vs. 2022	2022 vs. 2021
dollars in thousands	2023	2022	2021
Investment Advisory Fees, net	$1,115,783	$1,011,631	$915,984	10%	10%
Administrative Service Fees, net	343,332	294,557	306,639	17	(4)
Other Service Fees, net	150,459	139,626	77,824	8	79
Total Revenue	$1,609,574	$1,445,814	$1,300,447	11%	11%
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
Federated Hermes, which began selling money market fund products to institutions in 1974, is one of the largest U.S. managers of money market assets, with $560.0 billion in AUM at December 31, 2023. Federated Hermes has developed expertise in managing cash for institutions, which typically have strict requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated Hermes also manages retail money market products that are typically distributed through broker/dealers and other financial intermediary customers. At December 31, 2023, Federated Hermes managed money market assets across a wide range of categories: government ($352.1 billion); prime ($195.2 billion); and municipal (or tax-exempt) ($12.7 billion).
Federated Hermes’ equity managed assets totaled $79.3 billion at December 31, 2023 and are managed across a wide range of categories including: value and income ($31.9 billion); international/global ($28.5 billion); growth ($13.8 billion); and blended ($5.1 billion).
Federated Hermes’ fixed-income managed assets totaled $94.9 billion at December 31, 2023 and are managed across a wide range of categories including: multisector ($61.8 billion); high-yield ($14.7 billion); municipal (or tax-exempt) ($7.1 billion); U.S. corporate ($5.8 billion); U.S. government ($3.9 billion); international/global ($1.2 billion); and mortgage-backed ($0.4 billion).
Federated Hermes’ alternative/private markets and multi-asset managed assets totaled $23.4 billion at December 31, 2023 and are managed across a wide range of categories including: real estate ($8.9 billion); private equity ($4.7 billion); other alternative ($3.4 billion); infrastructure ($3.0 billion); multi-asset ($2.9 billion); market neutral ($0.3 billion); and bear market ($0.2 billion).
Investment products are generally managed by a team of portfolio managers supported by fundamental and quantitative research analysts. Federated Hermes’ proprietary, independent investment research process is centered on the integration of several qualitative and quantitative disciplines including: fundamental research and credit analysis; integration of proprietary insights from fundamental investment analysis, including ESG factors and engagement interactions, (for many of Federated Hermes' products and strategies); quantitative research models; style-consistent and disciplined portfolio construction and management; performance attribution; and trading.
See Note (5) to the Consolidated Financial Statements for information on revenue concentration risk.
Distribution Channels and Product Markets
Federated Hermes’ distribution strategy is to provide investment management products and strategies to more than 10,000 institutions, financial intermediaries and other customers, including, among others, banks, broker/dealers, registered investment advisors, government entities, corporations, insurance companies, foundations and endowments. Federated Hermes uses its trained sales force of more than 200 representatives and managers, backed by an experienced support staff, to offer its products and strategies, add new customer relationships and strengthen and expand existing relationships.

Federated Hermes’ investment products and strategies are offered and distributed in three markets. These markets, and the relative percentage of managed assets at December 31, 2023 attributable to such markets, are as follows: U.S. financial intermediary (63%); U.S. institutional (28%); and international (9%).
U.S. Financial Intermediary Federated Hermes offers and distributes its products and strategies in this market through a large, diversified group of over 6,300 national, regional and independent financial intermediary customers, including broker/dealers, banks and registered investment advisors. Financial intermediaries use Federated Hermes’ products and strategies to meet the needs of their customers, who are often retail investors. Federated Hermes offers a full range of products and strategies to these customers, including Federated Hermes Funds and Separate Accounts (including private funds). As of December 31, 2023, managed assets in the U.S. financial intermediary market included $381.1 billion in money market assets, $51.6 billion in equity assets, $41.5 billion in fixed-income assets, $2.5 billion in multi-asset and $0.5 billion in alternative/private markets assets.
U.S. Institutional Federated Hermes offers and distributes its products and strategies to a wide variety of domestic institutional customers including, among others, government entities, not-for-profit entities, corporations, corporate and public pension funds, foundations, endowments and non-Federated Hermes investment companies or other funds. As of December 31, 2023, managed assets in the U.S. institutional market included $159.0 billion in money market assets, $48.5 billion in fixed-income assets, $3.2 billion in equity assets, $0.6 billion in alternative/private markets assets and $0.4 billion in multi-asset.
International Federated Hermes manages assets from non-U.S. institutional and financial intermediary customers through subsidiaries focused on gathering assets in Europe, the Middle East, Canada, Latin America and the Asia Pacific region. As of December 31, 2023, managed assets in the international market included $24.5 billion in equity assets, $19.9 billion in money market assets, $19.4 billion in alternative/private markets assets and $4.9 billion in fixed-income assets.
Competition
As of December 31, 2023, Federated Hermes had $507.7 billion of Federated Hermes Fund AUM and $249.9 billion of Separate Account AUM. Of the Separate Account AUM, $31.2 billion related to SMAs.
The investment management business is highly competitive across all types of investment products and strategies, including mutual funds, exchange traded funds (ETFs), SMAs, institutional accounts, sub-advised funds and other managed products and strategies. Competition is particularly intense among mutual fund and ETF providers. According to the Investment Company Institute (ICI), at the end of 2023, there were over 7,000 open-end mutual funds and over 3,000 ETFs of varying sizes and investment objectives whose shares are currently being offered.
In addition to competition from other mutual fund managers, ETF providers and investment advisors, Federated Hermes competes with investment alternatives offered by insurance companies, commercial banks, broker/dealers, deposit brokers, private markets/alternative product managers and other financial institutions. Federated Hermes launched its first ETFs - two fixed-income, fully transparent ETFs in December 2021, a dividend income equity ETF in November 2022 and a third fixed-income ETF in January 2024.
Competition for sales of investment products and strategies is influenced by various factors, including investment performance, attainment of stated objectives, yields and total returns, fees and expenses, advertising and sales promotional efforts, investor confidence and preference, relationships with intermediaries and other customers and type and quality of services.
Regulatory Matters
With Federated Hermes’ global operations, Federated Hermes, and certain of its subsidiaries and products (such as the Federated Hermes Funds), are registered with or licensed by, and subject to examination by, various U.S. and/or non-U.S. regulators, self-regulatory agencies or exchanges, such as, among others, the U.S. Securities and Exchange Commission (SEC), Financial Industry Regulatory Authority (FINRA), Commodity Futures Trading Commission (CFTC), Department of Labor (DOL), New York Stock Exchange (NYSE), the UK Financial Conduct Authority (FCA), the Central Bank of Ireland (CBI), the Cayman Island Monetary Authority (CIMA), and the Luxembourg Commission de Surveillance du Secteur Financier (CSSF).
Federated Hermes’ business, and products, strategies, and other services (collectively, as applicable, offerings), also are subject to various U.S. and/or non-U.S. laws, regulations, rules, codes, notices, directives, guidelines, listing standards, judicial decisions, orders, circulars and/or conditions (collectively, as applicable, regulatory requirements), such as the Securities Act of 1933 (1933 Act), the Securities Act of 1934 (1934 Act), the 1940 Act, the Advisers Act, the Dodd-Frank Wall Street Reform

and Consumer Protection Act of 2010 (Dodd-Frank Act), and the Sarbanes-Oxley Act of 2002 (SOX), and related regulations; the NYSE Listed Company Manual; corporate laws regarding governance, reporting, disclosure and other requirements; and state or foreign laws regarding securities fraud, securities registrations, reporting, and escheatment of unclaimed or abandoned property. Federated Hermes, and its business and offerings, are also subject to various other privacy, anti-money laundering, anti-terrorist financing, economic, trade and sanction regulatory requirements, both domestically and internationally, as well as to various cross-border regulatory requirements, such as the anti-bribery and anti-corruption rules under the Foreign Corrupt Practices Act of 1977 (FCPA) and the data protection rules under the General Data Protection Regulation (GDPR) of the European Union (EU). Federated Hermes, and its business and offerings, are also subject to sanctions programs administered by the Office of Foreign Assets Control of the U.S. Department of Treasury (USDT), as well as sanctions programs adopted and administered by non-U.S. jurisdictions where Federated Hermes’ products and strategies are offered. Certain regulatory requirements, both in the U.S. and outside the U.S., are extra-territorial. Federated Hermes also must comply with complex and changing tax regimes in the jurisdictions where it operates. Federated Hermes also monitors, reviews and assesses proposed new or revised regulatory requirements that are proposed from time to time (collectively, as applicable, regulatory developments).
See Item 1A - Risk Factors - General Risk Factors - Regulatory and Legal Risks - Potential Adverse Effects of Changes in Laws, Regulations and Other Regulatory Requirements for additional information.
Current Regulatory Environment - Domestic
The legislative and regulatory environment in the U.S. is dynamic and subject to continual change. Federated Hermes’ primary regulator in the U.S. is the SEC. Despite the SEC receiving criticism and an adverse judicial ruling relating to its expedited pace of new proposed regulatory developments and final regulatory requirements, the SEC (among other regulatory authorities, self-regulatory authorities, or exchanges) has continued to advance robust rulemaking initiatives. Since the beginning of the fourth quarter 2023, the SEC issued proposed rules on, among other topics: (1) standards for covered clearing agencies for U.S. treasury securities; (2) short position and short activity reporting by institutional investment managers; (3) reporting on securities loans; and (4) modernization of beneficial ownership reporting. The SEC’s Fall 2023 Unified Agenda of Regulatory and Declaratory Actions (SEC Fall Reg Flex Agenda) identified 43 other rulemaking initiatives, including eight proposed rules and 26 final rules to be issued by April 2024 and an additional six proposed rules and three final rules to be issued by October 2024. The SEC Fall Reg Flex Agenda indicates that proposed rules are scheduled to be issued on, among other topics, corporate board diversity, human resource management disclosure, fund fee disclosure and reform, and exchange-traded products, and that final rules are scheduled to be issued on, among other topics, climate change disclosure, safeguarding advisory client assets (i.e., the custody rule), enhanced disclosures about ESG investment practices, open-end liquidity risk management and swing pricing, cybersecurity risk management for investment advisors, registered investment companies and business development companies, Form PF reporting requirements, and outsourcing by investment advisors.
The SEC and other regulators also continued in 2023, and are expected to continue in 2024, to conduct risk-based, for cause, and sweep examinations, bring enforcement actions, and review and comment on issuer and fund filings. For example, according to the SEC, the SEC filed 784 total enforcement actions in 2023, a three percent increase over 2022. The SEC has announced that its 2024 examination priorities include focusing on areas that pose emerging risks to investors or the markets in addition to core and perennial risk areas, including, among other topics: (1) Regulation Best Interest; (2) conflict of interest disclosures; (3) conflict mitigation practices; (4) complex, high cost, illiquid or microcap products, including derivatives, exchange-traded funds, variable annuities, real estate investment trusts, and private placements, and related investment advice, recommendations and disclosures; (5) Form CRS; (6) the SEC’s marketing rule; (7) crypto assets; and (8) emerging financial technologies, such as artificial intelligence, and their usage. The SEC has emphasized that its published examination priorities are not an exhaustive list, and are in addition to its normal examinations, risk alerts, and other outreach to registrants and investors.
Key recent regulatory requirements and regulatory developments in the U.S. that significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following. Please see our prior annual and periodic SEC filings for additional information regarding additional regulatory requirements and regulatory developments that can impact Federated Hermes’ business and offerings, including certain of those discussed below.
Money Market Reform. In July 2023, the SEC adopted additional rule and form amendments imposing certain reforms on money market funds. The final rule amendments purport to improve the resiliency and transparency of money market funds by: (1) de-linking and removing the regulatory tie between the imposition of redemption gates and liquidity fees and the 30% threshold for a money market fund’s weekly liquid assets; (2) removing provisions from Rule 2a-7 under the 1940 Act that permit a money market fund to temporarily suspend redemptions; (3) increasing minimum portfolio liquidity requirements from

10% to 25% for daily liquid assets and from 30% to 50% for weekly liquid assets to provide a more substantial buffer in the event of rapid redemptions from money market funds; (4) requiring institutional prime and institutional tax-exempt money market funds to impose mandatory liquidity fees when such a fund experiences daily net redemptions that exceed 5% of its net assets, unless the fund’s liquidity costs are de minimis; (5) requiring non-government money market funds to impose a discretionary liquidity fee if the fund’s board (or its delegate) determines that a fee is in the best interest of the fund; (6) allowing retail and government money market funds to handle a negative interest rate environment either by converting from a stable NAV or share price to a floating NAV or share price or by using a reverse distribution mechanism or share cancellation to reduce the number of shares outstanding to maintain a stable NAV per share, subject to certain board determinations and disclosures to shareholders; and (7) enhancing certain reporting requirements that are intended to improve the SEC’s ability to monitor and assess money market fund data. The amendments adopted in the final rule became effective on October 2, 2023. The compliance date for the discretionary liquidity fee, increased minimum liquidity requirements, changes to the stress testing requirements and amendments specifying the method for calculating weighted average maturity and weighted average life, is April 2, 2024. The reporting amendments will become effective June 11, 2024. Money market funds have until October 2, 2024, to comply with the mandatory liquidity fee requirement. Federated Hermes believes money market funds provide, and will continue to provide, a more attractive investment opportunity compared to other competing products, such as insured and uninsured deposit account alternatives. Federated Hermes also believes that money market funds are investment products that have proven their resiliency. Federated Hermes believes, however, that the mandatory liquidity fee required by the rule amendments could precipitate runs on money market funds during periods of high redemptions and have an effect similar to the effect swing pricing would likely have had on money market funds. The SEC’s action of adopting a mandatory liquidity fee requirement, without specifically proposing it in its money market fund reform proposing release and seeking public comment on it, may be challenged in court due to its unworkability and lack of supporting data. As of February 23, 2024, Federated Hermes anticipates minimal impact to retail and government money market funds, while institutional prime money market funds and institutional municipal (or tax-exempt) money market funds will be subject to some new or adjusted requirements. Federated Hermes continues to review and assess the rule amendments, plan for changes to its money market fund business required by the rule amendments and assess the impact of compliance with the rule amendments by the requisite compliance date (including increased costs of compliance) on Federated Hermes’ business, prospects, reputation, results of operations, financial condition, cash flows and/or stock price (collectively, as applicable, Financial Condition).
Also, while Federated Hermes agrees with certain of the money market fund rule amendments adopted by the SEC (such as de-linking the imposition of redemption gates and liquidity fees and the weekly liquid asset threshold) Federated Hermes also supports efforts to permit the use of amortized cost valuation by money market funds, and to override the floating NAV and certain other requirements imposed under prior money market fund rule amendments and related guidance that became effective in 2016 for institutional and municipal (or tax-exempt) money market funds. In a continuing effort to implement these desired changes, proposed legislation has been re-introduced in the U.S. House of Representatives, and work continues to re-introduce proposed legislation in the U.S. Senate.
Voluntary Swing Pricing and Liquidity. In November 2022, the SEC proposed to amend Rule 22c-1 (the voluntary swing pricing rule) and Rule 22e-4 (the liquidity rule) under the 1940 Act, as well as certain disclosure forms under the 1940 Act for open-end management investment companies, other than money market funds and ETFs. The amendments include, among others: (1) mandating swing pricing for such funds during times of stressed market conditions; (2) implementing a “hard close” for such funds, whereby purchase and redemption orders must be received by a fund, its transfer agent or a registered clearing agency by an established cut-off time to receive the applicable day’s price; (3) eliminating the “less liquid” investment category from the existing four category liquidity classification framework under Rule 22e-4 of the 1940 Act, and thereby broadening the “illiquid” investment category; (4) requiring such funds to classify all portfolio investments daily instead of monthly; (5) mandating such funds to determine and maintain a highly liquid investment minimum equal to at least 10% of net assets; and (6) imposing expanded Form N-PORT reporting and disclosure obligations on such funds. Similar to mutual fund industry trade organizations (such as the ICI and Securities Industry and Financial Markets Association), Federated Hermes strongly opposes the use of swing pricing because the implementation of swing pricing is unnecessary to achieve the SEC’s desired objective, would be extremely costly, would be very difficult for the industry to implement, would be difficult for investors to understand and would represent an unwarranted change in the character of a hugely popular investment vehicle which provides investors with the benefits of professional management, diversification and access to the capital markets to help them meet their financial goals. Federated Hermes believes there are less onerous alternatives to mandating swing pricing in those limited circumstances where material dilution is a real concern, such as discretionary liquidity fees to be applied at a fund board’s discretion in the exercise of its fiduciary duty to a fund and its shareholders. Federated Hermes strongly opposes a hard close concept, which was proposed to ensure fund managers have the appropriate data necessary to determine whether a fund’s NAV should be adjusted via swing pricing, but which would result in unintended consequences to third-party intermediaries and underlying investors and would be particularly detrimental to retirement plan participants in 401(k) plans using open-end mutual funds. Federated Hermes also strongly opposes eliminating the “less liquid” investment category from the existing four category liquidity classification framework under the liquidity rule because funds investing primarily in bank loans will not be able to comply with the 15% limit on illiquid investments under the 1940 Act, subjecting these funds to undeserving harm. Federated Hermes continues to monitor these proposed rule amendments.
ESG and Sustainability. The SEC, the Financial Stability Oversight Council (FSOC) and other federal regulators continue to focus on climate and ESG-related disclosures by corporate issuers, registered investment advisors and registered investment companies. For example, in July 2023, the FSOC’s Climate-related Financial Risk Committee (CFRC) issued a staff progress report on actions underway to support capacity building and disclosure among FSOC member agencies, address data gaps, and assess climate-related financial risks. Among other actions, the progress report indicates that the CFRC is developing a framework to identify and assess climate-related financial risk, as well as a set of risk indicators for banking, insurance, and financial markets. In March 2022, the SEC issued a proposed rule that incorporates certain concepts and vocabulary relating to global greenhouse gas measurement from governmental and non-governmental disclosure standard setters (such as the Task Force on Climate-related Financial Disclosures and the Greenhouse Gas Protocol) as part of a proposed disclosure regime that would mandate, among other things, certain climate risk disclosures by public companies, such as Federated Hermes, including on Form 10-K, about a company’s governance, risk management, and strategy with respect to climate-related risks, as well as Scope 1, Scope 2, and, for certain issuers, Scope 3 emissions data. Similar to the ICI, Federated Hermes believes that: (1) any final rule should only require companies to provide material climate risk-related information in a company’s Form 10-K, with any non-material information required by any amendments to Regulation S-K to be provided in a new climate report; (2) the SEC should not amend Regulation S-X to require a company to provide material financial metrics in footnotes to its financial statements; and (3) it is premature to require disclosure of Scope 3 emissions data. Federated Hermes also continues to believe that any SEC rule on climate disclosure should: (1) supplement its principles-based disclosure regime, not replace it with prescriptive metrics; (2) focus on material disclosures; and (3) maintain the global competitiveness of U.S. capital markets.
The DOL issued final rules in November 2022 clarifying that under the Employee Retirement Income Security Act of 1974, as amended (ERISA), plan fiduciaries can, but are not required to, consider the economic effects of ESG factors for purposes of investing ERISA plan assets and exercising voting rights with respect to plan investments. Specifically, among other things, the DOL’s final rules clarified that a fiduciary's duty of prudence must be based on factors that the fiduciary reasonably determines are relevant to a risk and return analysis and that such factors may include the economic effects of climate change and other ESG considerations on the particular investment or investment course of action, including exercising shareholder rights when (among other things) voting on shareholder resolutions and board nominations. The DOL’s final rules became effective on January 30, 2023, except that the proxy voting provisions apply from and after December 1, 2023.
States also continue to debate the legality of certain types of ESG investing under unfair and deceptive practices laws, antitrust laws, securities laws and other grounds. There is an ideological battle unfolding at the state level, pitting Republican, conservative-leaning “Red” state governments that would seek to exclude or limit ESG investing against Democratic, liberal-leaning or “Blue” state governments that support ESG-focused investing. For example, certain U.S. states and/or state officials have adopted regulatory requirements or proposed legislation or other regulatory developments, or have taken official positions, restricting or prohibiting (or proposing to restrict or prohibit) state government entities from doing certain business with entities (such as investment advisors) identified by the state as “boycotting” or “discriminating” against particular industries or from considering (or engaging entities, such as an investment advisor, that consider) certain (e.g., non-material) ESG factors in their investment processes and proxy voting. Other states have enacted pro-ESG and/or disclosure-related ESG regulations. For example, in October 2023, California enacted new climate accountability legislation that will require large businesses doing business in California that were formed in the United States and that have revenues of more than $1 billion to make annual disclosures of certain greenhouse gas emission information (including Scope 3 disclosures) and biennial disclosure of certain climate-related financial risks and mitigation measures, beginning in 2026 (unless such California regulatory requirements are successfully challenged in court). Federated Hermes observes that much of the tension surrounding ESG is due to the lack of definition of the broad terminology “ESG investing” and the political opportunity to define prohibited or permissible activities. Federated Hermes believes that it is appropriate within the context of an investment advisor’s fiduciary duty to customers and shareholders to integrate the proprietary insights from fundamental investment analysis, including ESG factors and engagement interactions within other traditional investment analysis of risk/returns for purposes of assessing risks and opportunities within the investment objective and the time horizon of an investment strategy in an effort to obtain long-term risk-adjusted returns for customers and shareholders.
1940 Act Names Rule. In September 2023, the SEC adopted amendments to Rule 35d-1 under the 1940 Act (Names Rule). The Names Rule generally requires a fund to invest at least 80% of the value of its assets in the particular type of investments or industry suggested by the fund's name. The amendments: (1) broaden the scope of funds that must comply with the current requirement to adopt a policy to invest at least 80% of their assets in accordance with the investment focus the fund’s name suggests; (2) provide enhanced disclosure and reporting requirements related to terms used in fund names; and (3) establish certain additional recordkeeping requirements. Specifically, the amendments, among other things: (1) apply the Names Rule’s 80% investment policy requirement to any fund name with terms suggesting that the fund focuses in investments that have, or investments whose issuers have, particular characteristics, such as “growth” or “value” or certain terms that reference a thematic investment focus, including terms indicating that the fund’s investment decisions incorporate one or more ESG factors; (2) update funds’ prospectus disclosure requirements to require a fund with an 80% investment policy to define the terms used in its name, including the criteria the fund uses to select the investments that the term describes; (3) amend Form N-PORT to purportedly enhance transparency regarding how funds’ investments reflect their investment focus as required under the amended Names Rule; (4) include new recordkeeping provisions related to a fund’s compliance with the Names Rule’s requirements; (5) retain the Names Rule’s current requirements for a fund to invest in accordance with its 80% investment policy “under normal circumstances,” and for the 80% investment requirement to apply at the time a fund invests its assets, but also add a new requirement that a fund review its portfolio assets’ treatment under its 80% investment policy at least quarterly and specific time frames—generally 90 days—for getting back into compliance if a fund departs from its 80% investment policy; (6) generally require a registered closed-end fund or business development company whose shares are not listed on a national securities exchange to obtain shareholder approval before changing its 80% investment policy unless the fund conducts a tender or repurchase offer in advance of the change, subject to certain conditions; and (7) retain the current Names Rule’s requirement that, unless the 80% investment policy is a fundamental policy of the fund, 60 days’ notice must be provided to fund shareholders of any change in the fund’s 80% investment policy, and update the notice requirement to expressly address electronic delivery of the notice and the content of the notice. Federated Hermes is assessing the impact of the Names Rule amendments on the Federated Hermes Funds registered under the 1940 Act. The amendments to the Names Rule became effective on December 11, 2023, and such Federated Hermes Funds will be required to comply with the amended Names Rule beginning on December 11, 2025.
Custody Rule. In August 2023, the SEC reopened the comment period for its proposal to amend and redesignate Rule 206(4)-2 under the Advisers Act (Custody Rule). The proposed amendments, if adopted as proposed, would, among other things: (1) explicitly include an investment advisor’s discretionary authority to trade client assets and the ability to transfer client assets within the definition of “custody” under the Custody Rule; (2) expand the Custody Rule to cover a broader array of advisory activities and client assets beyond “client funds and securities”, which would include digital assets; (3) require investment advisors to (a) enter into written agreements with each qualified custodian that maintains possession or control of client assets that contain terms prescribing the custodian’s standard of care, requiring indemnification from the custodian, prohibiting certain limitations on liability, imposing asset segregation requirements, and prohibiting rehypothecation, and (b) obtain reasonable assurances in writing that the custodian will take certain actions, including responding to SEC information requests; and (4) update related recordkeeping and reporting requirements for investment advisors. Federated Hermes believes that the SEC would exceed its authority by imposing such terms into private contractual arrangements, as there is no separate statutory authority granted to the SEC under the Advisers Act that provides for such authority. Federated Hermes is also concerned that investment managers have no efficacious means to implement these requirements. Custodians are not obligated to agree to such terms, and many may choose not to accept them, potentially leading to greater concentration in the market for custodial services.
New DOL Fiduciary Rule. In October 2023, the DOL issued its new proposed “Fiduciary Rule” in which it introduces changes to the definition of “investment advice” fiduciary under ERISA, as well as amendments to several prohibited transaction class exemptions (DOL New Fiduciary Rule). The proposed changes, among other things, broaden the circumstances in which ERISA fiduciary status will apply to investment advisors, broker dealers and other entities with direct or indirect discretionary authority or control, that represent or acknowledge acting as a fiduciary, or that make investment recommendations to investors on a regular basis as part of their business, including recommendations relating to ERISA plan rollover transactions, any other securities transaction, or any investment strategy involving securities or other investment property. Under the proposal, a “recommendation” is broadly defined to include, among other things, making recommendations as to the advisability of acquiring, holding, disposing, or exchanging securities or other investment property, as to the management of securities or other investment property, or as to rolling over, transferring, or distributing assets from an ERISA plan or individual retirement account. The proposal also would eliminate several prohibited transaction exemptions (PTE), including, among others, PTE 77-4 (Purchase of Shares of Open-End Investment Companies), and require all investment advice fiduciaries to comply with the “best interest” standard of care and disclosure requirements under PTE 2020-02 in order to receive compensation that would otherwise be prohibited under ERISA in the absence of an exemption, including commissions, 12b-1 fees, revenue sharing, and mark-ups and mark-downs in certain principal transactions. If finalized as proposed, the DOL New Fiduciary Rule will impact Federated Hermes’ business and the businesses of Federated Hermes’ customers that utilize Federated Hermes’ offerings.

Systematically Important Financial Institution (SIFI) Designation. The purpose of the FSOC is to provide comprehensive monitoring of the stability of the U.S. financial system by identifying risks to U.S. financial stability, promoting market discipline, and responding to emerging threats to U.S. financial system stability. The FSOC may designate certain non-bank financial companies (potentially including, for example, money market funds and other investment companies) as SIFIs, which are subject to supervision and regulation by the Board of Governors (Governors) of the Federated Reserve System (Fed). In July 2023, the FSOC proposed a new analytic framework for financial stability risk identification, assessment, and response, and proposed guidance on nonbank financial company designations as SIFIs. The proposed new framework is purportedly intended to provide greater transparency to the public about how the FSOC identifies, assesses, and addresses potential risks to financial stability, regardless of whether the risk stems from activities, individual firms or otherwise. The proposed interpretative guidance on the FSOC’s procedures for designating nonbank financial companies as SIFIs for Fed supervision and enhanced prudential standards (such as capital and liquidity requirements) pursuant to Section 113 of the Dodd-Frank Act would replace the FSOC’s existing guidance issued in 2019 and describes the procedural steps the FSOC would take in considering whether to designate a nonbank financial company as a SIFI. Importantly, under the FSOC’s proposals, the FSOC would no longer look to federal and state regulators to address risks to financial stability before the FSOC would begin to consider a nonbank financial company for potential designation as a SIFI. The FSOC’s proposal would separate into two documents the FSOC’s procedures and substantive analysis for considering a nonbank financial company for potential designation. The FSOC’s proposals would eliminate language added in the FSOC’s 2019 guidance that would have required the FSOC to conduct a cost-benefit analysis and an assessment of the likelihood of a nonbank financial company’s material financial distress prior to deciding whether the firm should be subject to Fed supervision. The FSOC also would not necessarily need to consider the financial impact of a designation on the entity being designated as a SIFI or the broader market in which the company participates. Federated Hermes disagrees with FSOC’s authority to dispense with the requirement to conduct a cost-benefit analysis and to no longer defer in any way to the primary regulator of an entity that is subject to designation as a SIFI. Federated Hermes believes that: (1) money market funds and other mutual funds are not less regulated and are far more transparent than banks; (2) money market funds are not interconnected with the financial system in a way that transmits risk and do not pose a threat to the financial stability of the U.S.; (3) money market funds and other mutual funds did not cause or amplify the 2008 financial crisis, the 2020 shutdown crisis resulting from the outbreak of a novel coronavirus (Pandemic) or the spring 2023 bank panic; (4) money market funds, other mutual funds and other types of SEC-regulated investment funds, are not “shadow banks;” and (5) money market funds and other mutual funds are not nonbank financial institutions as defined in the Bank Holding Company Act and should not be subject to designation as SIFIs. Federated Hermes is concerned that FSOC’s proposal could decimate the money market fund industry if money market funds were to be designated as SIFIs and subjected to Fed supervision and enhanced prudential standards under Section 113 of the Dodd-Frank Act. If Federated Hermes or a Federated Hermes Fund were designated as a SIFI, among other things, they would become subject to enhanced regulatory requirements and direct supervision by the Fed, which could result in increased operating and compliance costs and potentially restrict business activities.
Current Regulatory Environment - International
Similar to the U.S., the legislative and regulatory environment outside the U.S. is dynamic and subject to continual change. Federated Hermes’ primary regulators outside the U.S. are the FCA, CBI, CSSF and CIMA. Depending upon where Federated Hermes is doing business, or distributing or marketing its offerings, other prudential regulators in other jurisdictions outside the U.S. can also regulate Federated Hermes and its business and offerings. Regulatory developments and regulatory requirements promulgated, or recommended, by the European Commission, European Securities and Markets Authority (ESMA), Bank of England (BoE), His Majesty’s Treasury (HMT), Financial Stability Board (FSB), and International Organization of Securities Commission (IOSCO) can apply to or impact Federated Hermes and its business and offerings.
The pace of proposed and new regulatory developments and regulatory requirements outside the U.S. also continued in 2023 and is expected to continue in 2024. In the fourth quarter 2023, the FCA, CBI, CSSF, and CIMA alone issued over 20 consultation papers, discussion papers, reports, statements, regulatory technical standards and other guidance-related documents relevant to the investment management industry. These included, among others: (1) a FCA consultation paper regarding updating the regime for money market funds; (2) FCA consultation guidance on the anti-greenwashing rule; (3) a FCA policy statement and final rules on Sustainability Disclosure Requirements (SDR) and investment labels; (4) a FCA consultation paper regarding operational resilience for critical third parties to the UK financial sector; (5) a CBI consultation paper regarding European long term investment fund rules in the CBI Alternative Investment Fund (AIF) Rulebook; (6) a CBI consultation paper regarding own fund requirements for Undertakings for the Collective Investment in Transferable Securities (UCITS) management companies and AIF managers (AIFMs) authorized for discretionary portfolio management; (7) ESMA’s consolidated questions and answers (Q&A) on the Sustainable Finance Disclosure Regulation (SFDR); (8) ESMA’s public statement on guidelines on fund names; and (9) ESMA’s update of its Brexit statement on provisions of the Benchmark Regulation
In its Business Plan 2023/24, the FCA set forth an ambitious program, including: (1) a focus on putting consumer needs first, particularly with the UK Consumer Duty coming into force in July 2023; (2) preparing financial services for the future, through implementing the outcomes of the Future Regulatory Framework (FRF) review and delivering the commitments set out under the Edinburgh Reforms; (3) strengthening the UK’s position in global wholesale markets by welcoming new technology and innovation; and (4) reducing and preventing financial crime. The FCA’s Business Plan follows the publication of its Strategy: 2022-2025, in which the FCA indicated it would focus on reducing and preventing serious harm, setting, and testing higher standards, and promoting competition and positive change. The CBI disclosed that its key regulation and supervision priorities include, among other areas, (1) assessing and managing risks to the financial and operational resilience of firms; (2) addressing systemic risks generated by non-banks; (3) consulting and engaging on the review of the Consumer Protection Code and the Individual Accountability Framework; (4) ensuring that the EU Anti-Money Laundering Plan results in a consistent and robust EU-wide framework; (5) implementing new EU regulations on digital operational resilience (DORA) and markets in crypto assets; and (6) strengthening the resilience of the financial system to climate risks.
Key recent regulatory requirements and regulatory developments outside the U.S. that significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following. Please see our prior annual and periodic SEC filings for additional information regarding additional regulatory requirements and regulatory developments that can impact Federated Hermes’ business and offerings, including certain of those discussed below:
Retained EU Law (Revocation and Reform) Act 2023, Financial Services and Markets Act 2023, and Remaining Impacts of Brexit. The Retained EU Law (Revocation and Reform) Act 2023 became effective on June 29, 2023, (the Brexit Freedoms Act). The Brexit Freedoms Act implements a renewed regulatory framework in the UK. Among other things, under the Brexit Freedoms Act: (1) a large amount of EU legislation (approximately 600 retained laws) were automatically revoked at the end of 2023 and the principle of supremacy and other general principles of EU law was abolished after December 31, 2023; (2) any remaining retained EU laws became “assimilated law” after December 31, 2023, and it is no longer necessary to interpret assimilated law in accordance with corresponding EU law; (3) any secondary retained EU law, or the same categories of assimilated law, can be revoked or replaced and alternative provisions made, so long as no regulatory burden is increased, up until June 23, 2026; (4) certain retained EU laws can be modified by statutory instrument to take account of changes in technology and developments in scientific understanding; (5) certain retained EU law can be more easily restated, reproduced or updated; and (6) it is easier for UK domestic courts to depart from retained EU case law.
In June 2023, the Financial Services and Markets Act 2023 (FSM Act) became effective in the UK. The FSM Act contains significant reforms to the UK’s regulatory framework for financial services, aims to establish an enhanced regulatory regime better tailored to UK markets, and provides certain updated objectives for financial services regulators aimed at focusing on long-term growth and international competitiveness. Among other things, the FSM Act provides for a phased revocation of retained EU law relating to financial services and empowers HMT, relevant national authorities (i.e., financial service regulators, such as the FCA and Prudential Regulation Authority), and the BoE to modify or replace existing retained EU laws with new UK-specific regulation and migrate much of these from the statute book into the regulators’ rulebooks.
In June 2023, HMT, on behalf of the UK Government, and the European Commission on behalf of the EU, entered into a memorandum of understanding (MOU) establishing a framework for financial services regulatory cooperation between the UK and EU. Premised on an objective of preserving financial stability, market integrity, and the protection of investors and consumers, the MOU provides for: (1) the bilateral exchanges of views and analysis relating to regulatory developments and other issues of common interest; (2) transparency and appropriate dialogue in the process of adoption, suspension and withdrawal of equivalence decisions; (3) bilateral exchanges of views and analysis relating to market developments and financial stability issues; and (4) enhanced cooperation and coordination, including in international bodies as appropriate. The MOU also provides that each participant will endeavor to share information on regulatory developments to allow for a timely identification of potential cross-border implementation issues, to the extent that such information is available and can be shared. The MOU also established a Joint EU-UK Financial Regulatory Forum between the EU and UK (EU-UK Forum). The first meeting of the EU-UK Forum took place in London in October 2023. Topics discussed included, among others: (1) financial stability risks; (2) implementation of relevant international regulatory standards in the financial services sector; (3) regulatory developments in financial services; (4) the respective policies, rules and processes concerning deference regimes, such as equivalence, or other tools used to address cross-border issues; and (5) efforts to prevent and combat money laundering and terrorist financing.

Federated Hermes continues to have permission from the FCA to allow certain Irish-domiciled UCITS funds and Luxembourg-based direct lending funds to continue to be marketed in the UK under the temporary marketing permissions regime (TMPR), which is scheduled to end on or before December 31, 2026, or on or before December 31, 2027 in relation to temporary recognized EU money market funds. The TMPR is to be replaced by the UK’s overseas funds regime (OFR). The primary legislation establishing the OFR is in place, but further secondary legislation is required before the OFR will become operative. In December 2023, the FCA issued a consultation paper on how the OFR will operationally function for firms. In January 2024, the UK Government issued a statement confirming that the European Economic Area (EEA), including EU member states, will be deemed equivalent for the purposes of the OFR, and that UCITS funds established in an EEA member state will be able to avail of the OFR, except for those that are money market funds, due to separate ongoing regulatory developments in this area. The post-Brexit regulatory environment (particularly the need to obtain full authorizations on a country-by-country basis) also continues to create a level of uncertainty regarding the ability and requirements to distribute products and provide investment management services between the UK and EU, increasing regulatory burdens and compliance and other costs for UK funds being distributed in the EU and EU funds (such as Irish-domiciled funds) being distributed in the UK. The ability to engage investment managers for EU funds and UK funds also could be impacted, resulting in structural and other changes for UK- and EU-domiciled funds. The impact of Brexit on Federated Hermes’ UK domiciled funds is difficult to quantify and remains uncertain given the number of regulatory developments. As of December 31, 2023, EU-resident shareholders in Federated Hermes’ UK domiciled funds and the UK-resident shareholders in Federated Hermes’ Irish-domiciled funds were permitted to remain in the funds. Subscriptions also can continue.
UCITS Directive and AIFMD Review. Two EU directives regulate the EU collective investment funds industry: the directive relating to UCITS and the Alternative Investment Funds Manager Directive (AIFMD). The UCITS directive, which covers mutual funds, establishes uniform rules, allowing them to be offered cross-border, while the AIFMD covers alternative funds, including private equity, private credit and hedge funds, and establishes the rules for authorizing, supervising, and overseeing AIFMs. The European Commission has proposed amendments to the UCITS directive and AIFMD, which the EU Parliament is expected to vote on in February 2024. If approved by EU Parliament, the Council of the EU (Council) will formally adopt the measures and member states must implement the measures within two years.
The proposed amendments would require, among other things, AIFs and UCITS management companies to provide more information when applying for authorization and create stricter requirements for individuals serving as officers of such entities. The proposed amendments would also require, among other things: (1) EU and non-EU AIFMs to make certain required pre-contractual disclosures to investors about the AIF’s liquidity risk management framework; and (2) AIFMs to annually report all direct and indirect fees and charges incurred by the AIF. The proposed amendments also encourage, but do not require, the boards of AIFMs to have at least one non-executive board member. One of ESMA’s objectives for 2024 is to issue regulatory technical standards/implementing technical standards, guidelines, and technical advice based on mandates from the review of the AIFMD and the UCITS directive.
Separately, ESMA has also set out its objective to issue technical advice in 2024 on possible revisions to the UCITS Eligible Assets Directive (EAD). The EAD prescribes the eligibility criteria for assets in which a UCITS is permitted to invest, designed to ensure UCITS comply with relevant obligations, among others, dealing with portfolio liquidity and net asset value. Given the passage of time since the EAD’s introduction, the European Commission has asked ESMA to review, clarify and advise on certain items under the EAD. ESMA has been tasked with issuing technical advice by October 31, 2024, after which a public consultation will take place.
Money Market Fund Reform. The regulation of money market funds in the EU and UK is another example of potential divergence between the EU and UK post-Brexit. EU and UK money market fund regulation is considered “equivalent” until December 31, 2025. Accordingly, UK-domiciled money market funds currently remain on par with current EU regulatory requirements. As a result, EU-based funds can still use passports to sell to UK investors. However, following various consultations, reports, and speeches by representatives of the IOSCO and the FSB in 2020, 2021, 2022, and 2023 similar to the SEC in the U.S., ESMA, the BoE, the European Systemic Risk Board, the European Banking Authority, and the International Monetary Fund (IMF), among other regulators, have been re-examining existing money market fund regulation, soliciting public comment on proposed money market fund reforms, and issuing reports and recommendations.
In September 2023, ESMA published Working Paper No. 2, 2023 titled” “Bang for (breaking) the buck: Regulatory constraints and money market funds reforms” wherein the authors: (1) set out a framework to assess money market fund resilience; (2) demonstrate that the maximum redemptions a money market fund can face depends on regulatory constraints and asset liquidity; and (3) utilize the framework to assess the impact of regulatory reforms, such as an increase in liquidity requirements, changes to the allowed price deviation for money market funds using amortized cost or requirements to invest in more liquid assets, to, among other things, conclude that removing the use of amortized cost has the largest positive effect in terms of resilience, while higher liquidity requirements have more limited effects. In a September 2023 progress report, “Enhancing the Resilience of Non-Bank Financial Intermediation” (FSB Progress Report), the FSB reviewed its 2021 money market reform recommendations, discussed perceived vulnerabilities of money market funds, and recognized that individual jurisdictions need flexibility to tailor measures to their specific circumstances. In its FSB Progress Report, the FSB also indicated that: (1) through its “Thematic Peer Review of Money Market Fund Reforms” announced on August 14, 2023, it will take stock of the money market fund policy measures adopted by FSB member jurisdictions by the end of 2023; (2) it will be working with IOSCO to assess the functioning and resilience of commercial paper and negotiable certificates of deposits markets by the end of 2023; and (3) it will be working with IOSCO to complete an assessment of the effectiveness of money market fund reforms in addressing risks to financial stability by the end of 2026.
In December 2023, the FCA published a consultation paper in which it sets out proposals to enhance the resilience of Money Market Funds domiciled in the UK, and addressing vulnerabilities identified in March 2020 and other times of market stress. The proposals are intended to mitigate risks to wider financial stability and reduce the need for central bank support in the future, while maintaining cash management services that meet the needs of investors. HMT expects to lay a Statutory Instrument (SI) before UK Parliament which will replace the UK Money Market Fund Regulation with provisions in new legislation which will purportedly set an overall framework for money market fund regulation more suited to the needs of the UK market. HMT published the draft SI and policy note at the same time as the FCA’s consultation paper.
The proposals in the FCA’s consultation paper prioritize strengthening the existing regulatory regime for money market funds while maintaining the broad current money market fund operating model. The proposals increase money market fund resilience principally by seeking to ensure money market funds have usable liquidity sufficient to endure severe but plausible redemption stresses. The proposals include: (1) increasing the minimum liquid asset requirement for all money market funds, raising daily liquid assets and weekly liquid assets (WLA) levels to 15% and 50% of their assets respectively; (2) modifying the assets eligible for WLA for Variable NAV (VNAV) money market funds; (3) removing the regulatory link between liquidity levels in money market funds that have the ability to offer subscriptions and redemptions at a constant NAV (so-called ‘stable NAV money market funds’) and the need for the manager to consider or impose tools such as liquidity fees or redemption gates; (4) enhancing ‘know your customer’ requirements; (5) enhancing stress testing for stable NAV money market funds; and (6) enhancing operational resilience for stable NAV money market funds. Measures not proposed include: (1) changing or removing stable NAV operation for the current stable NAV money market funds, so these money market funds would be no longer permitted to deal at a constant NAV; and (2) making changes to how money market funds currently operate in order to impose on redeeming investors the true cost of their redemptions in the absence of money market funds selling assets and crystallizing losses (however, the FCA is consulting on a requirement for all money market funds to have at least one Liquidity Management Tool available for use when the fund is still trading if needed, and for all managers to have the ability to suspend their money market funds, with such tools to be deployed at the manager’s discretion.
In December 2023, ESMA also published a “Final Report: Guidelines on stress test scenarios under the MMF Regulation” that included: (1) updated guidelines on the methodology to implement scenarios related to hypothetical changes in the level of liquidity of the assets held in the portfolio of a money market fund; and (2) updated guidelines on specifications on the type of stress tests and their calibration for reporting purposes.
As noted above, Federated Hermes believes money market funds provide, and will continue to provide, a more attractive investment opportunity compared to other competing products, such as insured and uninsured deposit account alternatives. Federated Hermes also believes that money market funds are investment products that have proven their resiliency.
Liquidity Risk Management in Open-End Funds. In July 2023, the FSB issued a consultation report on addressing structural vulnerabilities from the liquidity mismatch in open-end funds. On the same day, the IOSCO also proposed detailed guidance for open-end funds’ use of anti-dilution liquidity management tools. In December 2023, the FSB published its final report, which entailed noticeable changes from the consultation report. On the same day, the IOSCO published its final report. The revised FSB recommendations set out the key objectives for an effective regulatory and supervisory framework to address vulnerabilities arising from liquidity mismatch in open-end funds. Combined with the liquidity risk management tools, these recommendations aim to achieve a significant strengthening of liquidity management by open-end fund managers compared to current practices.
To address structural liquidity mismatch in open-end funds, the revised FSB recommendations provide greater clarity on the redemption terms that open-end funds can offer to investors, based on the liquidity of the open-end fund asset holdings. This would be achieved through a categorization approach, where open-end funds would be grouped depending on the liquidity of their assets (e.g., liquid, less liquid, illiquid). Open-end funds in each category would then be subject to specific expectations in terms of their redemption terms and conditions. Authorities should set expectations for open-end fund managers to use a mixture of quantitative and qualitative factors when determining the liquidity of open-end fund assets in normal and stressed market conditions within the context of the domestic liquidity framework set out by authorities. The revised FSB recommendations seek to achieve: (1) greater inclusion of anti-dilution liquidity management tools in open-end fund constitutional documents; and (2) greater use of, and greater consistency in the use of, anti-dilution liquidity management tools in both normal and stressed market conditions.
To support these objectives and ensure more effective liquidity risk management practices, IOSCO’s liquidity management tool guidance provides detailed guidance on the design and use of anti-dilution liquidity management tools by open-end fund managers. The liquidity management tool guidance aims to support the greater use of anti-dilution liquidity management tools by open-end funds to mitigate investor dilution and potential first-mover advantage arising from structural liquidity mismatch in open-end funds. The liquidity management tool guidance sets out key operational, design, oversight, disclosure and other factors and parameters that responsible entities should consider when anti-dilution liquidity management tools are used, to promote greater, more consistent, and more effective use of these tools. For example, under the IOSCO guidance, responsible entities should have appropriate internal systems, procedures, and controls in place at all times in compliance with applicable regulatory requirements for the design and use of anti-dilution liquidity management tools as part of the everyday liquidity risk management of their open-end funds. Furthermore, under the IOSCO guidance, anti-dilution liquidity management tools used by responsible entities should impose on subscribing and redeeming investors the estimated cost of liquidity. This encompasses the explicit and implicit transaction costs of subscriptions and redemptions, including any significant market impact of asset purchases or sales to meet those subscriptions and redemptions.
In July 2023, the FCA published detailed findings from its review of the liquidity management frameworks of a sample of firms, alongside an industry-wide Dear CEO letter to FCA regulated firms. The FCA emphasized, among other matters, the need to focus on liquidity management from the top of the organization; creating a liquidity ‘playbook’ outlining governance actions and escalations to be followed when liquidity stress testing triggers are activated; and a framework for detailed liquidity reporting to be presented to the board. The FCA set out, among others, the following examples of good practice: (1) full application of ESMA’s 2019 stress testing guidelines in UCITS and AIFs (where relevant) to the firm’s liquidity stress testing; (2) using a ‘pro-rata’ methodology as opposed to a ‘most liquid first’ methodology when calculating liquidity bucketing and stress testing; (3) regularly challenging and reviewing the firm’s models; and (4) undertaking testing of multiple scenarios for redemptions. The FCA’s good practice recommendations include encouraging pre and post redemption liquidity stress testing, and implementing internal triggers to generate enhanced governance processes capturing both large and smaller redemptions. The FCA also provided additional commentary on liquidity management tools (particularly swing pricing policies) and valuation processes.
Sustainability Finance Initiatives (SDR, SFDR, Greenwashing and Fund Names). In November 2023, the FCA published its policy statement and final rules on the Sustainability Disclosure Requirements (SDR) regime. The SDR regime is the approach taken by the FCA to (1) establish an environmental and social labeling regime for the UK financial services industry that contracts with and incorporates concepts from the EU, (2) combat greenwashing through greater guidance and accountability requirements and (3) provide greater clarity on the use of sustainability and ESG related terminology in fund names. The EU’s Sustainable Finance Disclosure Regulation (SFDR) imposes mandatory ESG disclosure obligations on asset managers and other financial markets participants. SFDR requires all covered firms to disclose how financial products integrate sustainability risks in the investment process, including whether they consider adverse sustainability impacts, and, for those products promoting sustainable objectives, the provision of sustainability-related information. ESMA has made further recommendations for the Commission to consider changes related to SFDR disclosures. Related amendments to applicable legislation require that all covered investment managers must consider in their investment process any ESG risks which are likely to have a material impact on the value of the investment and require investment advisors to inquire as to the investor’s desire for ESG-focused products in their portfolio when assessing suitability.
Preventing greenwashing has been a top priority for European policymakers. In November 2023, building off of its anti-greenwashing rule to be introduced through the SDR and investment labels regime, the FCA issued a consultation paper that provided general guidance on the anti-greenwashing rule. That guidance sets out the FCA’s expectations for any FCA-authorized firm that makes claims about the sustainability of an offering. Under the draft guidance, sustainability disclosures must be fair, clear and not misleading, and consistent with the sustainability characteristics of an offering. The European Commission has also requested input from the European Supervisory Authorities (ESAs) relating to greenwashing risks and supervision of sustainable finance policies. The ESAs have been studying the market and put forward a common understanding of greenwashing and warning of risks in June 2023. The ESAs are expected to publish a final greenwashing report in May 2024, which is expected to include recommendations for possible changes to the EU regulatory framework to ensure sustainability-related statements, declarations, actions, or communications reflect the underlying sustainability profile of an entity, financial product, or financial service. In November 2022, ESMA also published a consultation on its draft guidelines on the use in funds’ names of ESG or sustainability-related terms. The guidelines propose quantitative thresholds with minimum investment holding requirements where EU funds use ESG or sustainability-related words in their names. In December 2023, in a public statement, ESMA provided an update on the guidelines and set out relevant amendments based on feedback received during the consultation period. ESMA has, however, decided to postpone the adoption of the guidelines until the AIFMD and UCITS directive reviews have further progressed.
Corporate Sustainability Due Diligence. In December 2023, the Council and the European Parliament announced that they had reached a provisional political agreement on the Corporate Sustainability Due Diligence Directive (CSDDD). The CSDDD imposes due diligence obligations requiring companies to identify, and to prevent or at least mitigate, adverse impacts on human rights and the environment, including by their subsidiaries and supply chain partners. Obligations would be enforced through administrative sanctions and civil liability, with a defense of having exercised reasonable due diligence. The press releases issued by the Council and EU Parliament explain that the financial sector is to be temporarily excluded from part of the scope of the CSDDD, but there will be a review clause that could lead to their possible future inclusion. The CSDDD proposal remains subject to ongoing review and negotiation in the EU. Formal adoption is expected to take place in the first half of 2024, which would give businesses until early 2026 to prepare.
Corporate Sustainability Reporting. In the EU, the Corporate Sustainability Reporting Directive (CSRD) entered into force in January 2023. The CSRD mandates sustainability reporting by corporate issuers in accordance with certain European Sustainability Reporting Standards in December 2023. The regulation applies from January 1, 2024 for financial years beginning on or after such date. CSRD will apply to EU companies, and corporate groups that include EU companies, that meet certain criteria.
In the UK, in August 2023, the UK Government Department for Business and Trade published guidance on UK sustainability disclosure standards (SDS). The SDS are based on the International Financial Reporting Standards Board’s SDS issued by the International Sustainability Standards Board (ISSB). The UK SDS will set out corporate disclosures on the sustainability-related risks and opportunities that companies face. They will form the basis of any future requirements in UK legislation or regulation for companies to report on risks and opportunities relating to sustainability matters, including risks and opportunities arising from climate change. In July 2023, IOSCO issued a report endorsing the ISSB standards concluding that they serve as an effective and proportionate global framework of investor-focused disclosures in relation to climate-related matters.
Financial Transactions Tax (FTT). An EU FTT also continues to be discussed, although it remains unclear if or when an agreement will be reached regarding its adoption. The last proposal was to begin discussions at the EU level regarding the design of an EU FTT involving a gradual implementation by Member States based on the FTTs already implemented in France and Italy. Member States that would want to implement an FTT more quickly would have been permitted to do so. Member States were invited to provide input on the proposed approach to the EU FTT design, whether the FTTs in France and Italy would be a solid basis for an EU FTT, and whether an EU FTT should apply to equity derivative transactions. As attention continues on a post-pandemic economy and as the EU and EU Member States continue to look to fund their budgets and the pandemic-related measures that have been adopted, an EU FTT on securities transactions, or even bank account transactions, remains a potential additional source of revenue. The Council has recognized that the European Commission has clarified that, if there is no agreement by the end of 2022 (which there was not), the European Commission will, based on impact assessments, propose a new resource for the EU budget based on a new FTT and that the European Commission will endeavor to make those proposals by June 2024 with the FTT’s planned introduction by January 1, 2026. The Council also has indicated that further work will be required before final policy choices are made and an agreement on a possible FTT can be reached. The exact time needed to reach a final agreement on an EU FTT, implement any agreement and enact legislation is not known at this time. The weakened economy in Europe can increase the risk that additional jurisdictions propose to implement single-country FTTs. The debate regarding the use of a FTT as a funding source for governments continues. For example, in June 2023, a European Commission Working Document regarding own resources of the EU was published in which an EU FTT was considered as a potential resource to assist in funding the EU budget. This Working Document concluded that “the prospects of reaching an agreement in the future are limited given that the last substantive discussions took place under the Portuguese Council Presidency in 2021” and “[t]here is little expectations that any proposal would be agreed in the short term.” Also, in June 2023, a policy brief was submitted to the G20 proposing that an international FTT be adopted by G20 nations to assist with funding net zero climate actions.

Current Regulatory Environment – Potential Impacts
Applicable regulatory requirements, regulatory developments and regulatory supervision impact the domestic and international investment management industry generally by imposing substantial legal and compliance burdens, and significant restrictions and requirements, on its participants, and their offerings, and, therefore, will continue to impact, to various degrees, Federated Hermes’ Financial Condition.
Federated Hermes has monitored, reviewed, and assessed, or will continue to monitor, review, and assess, regulatory developments and regulatory requirements, as applicable, and their impact on its business and offerings. Federated Hermes actively participates, either individually or with industry-trade groups (such as the ICI), in the public comment process regarding regulatory developments that can significantly impact Federated Hermes’ business and offerings. Regulatory developments and regulatory requirements also are subject to legal challenge in court, and Federated Hermes’ considers initiating, participating in or supporting such legal challenges when management deems it necessary or appropriate. Federated Hermes also continues to monitor and assess the impact of the interest rate environment (whether increasing or decreasing), and any instability in the banking sector and financial markets, on asset values and money market fund and other fund asset flows, and related asset mixes, as well as the degree to which these factors impact Federated Hermes' institutional prime and municipal (or tax-exempt) money market business and Federated Hermes' Financial Condition.
The difficulty in, and cost of, analyzing and complying with applicable regulatory developments and regulatory requirements increases with the number, complexity, and differing (and potentially conflicting) requirements of new or amended regulatory requirements, among other factors. In addition to the impact on Federated Hermes' AUM, revenues, operating income and other aspects of Federated Hermes' business, Federated Hermes' regulatory, product development and restructuring, and other efforts in response to regulatory developments and regulatory requirements, including the internal and external resources dedicated to such efforts, have had, and can continue to have, on a cumulative basis, a material impact on Federated Hermes' expenses and, in turn, Financial Condition.
Federated Hermes is unable to fully assess at this time whether, or the degree to which, any continuing efforts or potential options being evaluated in connection with modified or new regulatory developments and regulatory requirements ultimately will be successful. The degree of impact of regulatory developments and regulatory requirements on Federated Hermes' Financial Condition can vary, including in a material way, and is uncertain.
See Item 1A - Risk Factors - General Risk Factors - Regulatory and Legal Risks - Potential Adverse Effects of Changes in Laws, Regulations and Other Regulatory Requirements for additional information.
As of December 31, 2023, given the regulatory environment, and the possibility of future additional regulatory developments and regulatory requirements, and regulatory oversight, Federated Hermes is unable to fully assess the impact of regulatory developments and regulatory requirements, and Federated Hermes' efforts related thereto, on its Financial Condition. Regulatory developments and regulatory requirements in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have further material and adverse effects on Federated Hermes' Financial Condition.
Human Capital Resource Management
At December 31, 2023, Federated Hermes had 2,025 employees, with 1,194 employees in Pittsburgh, Pennsylvania, and surrounding areas, 511 employees in London, England, 61 employees in New York, New York, 27 employees in Boston, Massachusetts, 171 employees in other U.S. locations and 61 employees in other locations outside the U.S.
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

Competitive Compensation
Understanding that Federated Hermes’ business success depends on its ability to attract, retain, and incentivize talented and qualified individuals, Federated Hermes’ compensation programs across the company strive to meet this goal. Federated Hermes endeavors to reward individual contributions, as demonstrated by the delivery of long-term sustainable results. Federated Hermes’ compensation programs are also designed to align the interests of its officers and employees with its business strategy, values, and objectives, including the interests of its clients and shareholders, while affording the business the opportunity to grow.
Generally, for employees working in the U.S., Federated Hermes’ compensation programs are comprised of competitive levels of cash compensation together with equity, a profit sharing/401(k) plan, and other corporate benefits/components for certain positions. Compensation is structured in the form of: salary, which is competitively evaluated annually; bonus; and, where appropriate, long-term incentives.
Generally, for employees working in the UK, and other non-U.S. locations, compensation is based on fixed and variable compensation. Fixed compensation can include base salary, a retirement plan together with equity and other corporate benefits/components for certain positions, and is designed to provide competitive fixed compensation at a level that reflects market compensation. Variable compensation is discretionary based on, among other factors, an employee’s performance, and behavior, as well as team and overall company performance.
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
•The pay mix for Investment Management employees is more heavily weighted in variable compensation in the form of discretionary bonuses and, among other factors deemed relevant, takes into account investment product performance from one- through five-year periods. For employees working in the U.S., all or a portion of any annual performance bonus can be paid in cash or a combination of cash and annual bonus restricted stock. Investment Management employees are also eligible for periodic restricted stock awards.
•Administrative employees have a pay mix more heavily weighted in fixed pay and are eligible for annual discretionary cash bonuses. Management employees are eligible for periodic restricted stock awards and U.S. senior management employees are also eligible for annual bonus restricted stock awards.
•The components of Federated Hermes’ executive compensation programs are designed to be competitive within the investment management industry and reward outcomes related to a variety of factors including Federated Hermes’ financial, investment, sales and customer service performance as measured against other similar companies within the investment management industry. Financial factors include, for example, Federated Hermes’ operating profits (as defined in Federated Hermes Stock Incentive Plan), AUM, gross product sales, net product sales, total revenue (including net revenues after taking into account the net pre-tax impact of waivers to maintain the yields of certain money market funds at or above zero (Voluntary Yield-related Fee Waivers), net income and net income per diluted share. Please refer to the Compensation Discussion and Analysis section of Federated Hermes’ Information Statement for additional information regarding executive compensation.
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
For all employees working in the UK, and other non-U.S. locations, discretionary bonus awards above a certain threshold are subject to deferral. Under the deferred bonus scheme, a portion of the bonus is deferred, notionally tracks the performance of certain Federated Hermes Funds and vests over three years. The Private Equity and Infrastructure businesses of Federated Hermes also operate carried interest and share of performance fee programs typical in the management of such asset classes.
For 2023, Federated Hermes’ total compensation expense was $563.4 million and included, among other items, salary, bonus and stock-based compensation expense.
Benefits
Federated Hermes’ benefit offerings across the company are designed to reflect the local market and equip Federated Hermes’ employees with resources and services to help them stay healthy, balance the demands of work and personal life, develop their careers, and meet their financial goals, as well as to further employee engagement and retention. Along with the traditional health and welfare benefits, such as medical and dental coverage, an employee assistance program, wellness program focusing on employee mindfulness, health and well-being, disability, paid time off and retirement programs, the company also offers flexible work arrangements which include hybrid work schedules, education assistance, paid parental leave, adoption benefits, volunteer paid time off, employee discounts and other programs and services. Effective January 1, 2023, Federated Hermes implemented additional paid time off in its vacation and paid parental leave programs.
Employee Development
Federated Hermes provides a professional work environment for employees across the company that supports employees’ career aspirations and professional development interests through training programs and mentoring initiatives. Our development framework consists of both on the job development opportunities as well as a robust offering of both classroom and online learning courses facilitated by a network of internal and external experts. Federated Hermes’ extensive training curriculums focus on technical, professional, leadership and management skills, and include, among others, courses on: the securities markets and Federated Hermes’ products; compliance/regulatory requirements; license exam preparation; sales skills; customer service skills; financial, physical and mental health well-being; remote working and hybrid management; dignity and respect in the workplace; individual and team performance; communication skills; technical (systems) topics; and general professional development. The attraction, development, and retention of qualified employees across the company supports Federated Hermes’ succession planning at all levels.
Diversity and Inclusion
As of December 31, 2023, across the company, approximately 40% of Federated Hermes’ employees are women. Female representation on Federated Hermes’ board of directors is approximately 17%, and approximately 14% of Federated Hermes’ executive officers are women. In the U.S., approximately 7% of Federated Hermes’ employees are minorities, 32% of business managers are women and/or minorities, and 27% of investment professionals are women and/or minorities. As of December 31, 2023, approximately 91% of U.S. investment teams’ AUM are managed by a team with at least one woman or racially/ethnically diverse individual.
Federated Hermes recognizes the dignity and respect of each person and that a diverse and inclusive workplace benefits employees and supports stronger long-term business performance. Federated Hermes developed its diversity and inclusion strategy with the mission of fostering a diverse, inclusive, and respectful workplace where employees’ unique perspectives and experiences are recognized and appreciated for the contributions they bring to the company. Federated Hermes has made a long-term commitment to enhancing the diversity of the company’s workforce and providing an inclusive environment. The company’s diversity and inclusion strategy is centered around four pillars: driving diversity; creating inclusion; outreach; and sustainability with ongoing program development.
Federated Hermes cultivates the benefits of workplace diversity throughout the company through its recruitment process, onboarding of new employees, and employees’ ongoing education and development. In the U.S., the company implemented and/or enhanced several programs and initiatives to advance diversity and inclusion, which include (in addition to other previously established programs and initiatives): (1) expanding the list of diversity-focused job advertisements; (2) expanding the diverse colleges and affinity groups with whom we share job postings; (3) expanding the company’s internship program with a local high school for underrepresented students; (4) enhancing our partnership with a Pittsburgh-based high school, whose mission is to break the cycle of generational poverty, by providing educational sessions and student support; (5) providing paid internships for students affiliated with a New York City-based organization whose vision is to empower students to overcome many of the structural barriers that typically limit upward social-economic mobility; (6) establishing a relationship with the Financial Alliance for Racial Equity, including providing paid internship opportunities; (7) expanding the company’s relationship with the Hispanic Heritage Foundation to offer internship and entry level employment opportunities; and (8) providing Juneteenth as a paid company holiday. In London, several diversity and inclusion initiatives have been launched, including (in addition to other previously established programs and initiatives): (1) menopause essential training for all line managers; (2) inclusive recruitment training; (3) neurodiversity training open to all colleagues; (4) cultural competency workshops with several teams across the business; (5) building strategic relationships inclusion workshops; (6) launching the MYSTORY campaign; (7) LGBTQ+ awareness training with the Senior Management Team in London and a workshop for all employees; (8) coping with change workshop; (9) mental health first aide training and refresher training; and (10) several men’s health workshops on topics such as: (a) tips to beat stress and anger; (b) how to spot symptoms; (c) how to sleep well and feel better; and (d) men’s mental health.
The company’s diversity and inclusion initiatives are sponsored and endorsed by Federated Hermes’ board of directors and executive management, and support dignity and respect commitments. The Compensation Committee of Federated Hermes’ board of directors receives periodic updates and reports on the company’s diversity and inclusion strategy and its compensation practices, including an annual pay equity analysis. In collaboration with management and employees at all levels, these initiatives are advanced by various teams and employee resource business groups across the company, including Human Resources and, in the U.S., a dedicated Diversity Officer/Senior Talent Acquisition Manager and, in London, a dedicated Head of Inclusion.
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

Information about our Executive Officers
The following section sets forth certain information regarding the executive officers of Federated Hermes as of February 23, 2024:

Name	Position	Age
J. Christopher Donahue	President, Chief Executive Officer, Chairman and Director of Federated Hermes, Inc.	74

Gordon J. Ceresino	Vice Chairman of Federated Hermes, Inc., Chairman, Director and President of Federated International Securities Corp. and Vice Chairman of Federated MDTA, LLC	66

Thomas R. Donahue	Vice President, Treasurer, Chief Financial Officer and Director of Federated Hermes, Inc. and President of FII Holdings, Inc.	65

Dolores D. Dudiak	Vice President, Director of Human Resources of Federated Hermes, Inc.	65

John B. Fisher	Vice President and Director of Federated Hermes, Inc. and President and Chief Executive Officer of Federated Advisory Companies*	67

Peter J. Germain	Executive Vice President, Chief Legal Officer and Secretary of Federated Hermes, Inc.	64

Richard A. Novak	Vice President, Assistant Treasurer and Principal Accounting Officer of Federated Hermes, Inc.	60

Saker A. Nusseibeh	Chief Executive Officer, Federated Hermes Limited	62

Paul A. Uhlman	Vice President of Federated Hermes, Inc. and President of Federated Securities Corp.	57

Stephen P. Van Meter	Vice President and Chief Compliance Officer of Federated Hermes, Inc.	48
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
Mr. Gordon J. Ceresino has served as Vice Chairman of Federated Hermes since 2007. He is President of Federated International Securities Corp. and Vice Chairman of Federated MDTA LLC, each of which are wholly-owned subsidiaries of Federated Hermes. Mr. Ceresino also serves as a director, trustee, President or CEO of certain other wholly-owned subsidiaries of Federated Hermes involved in Federated Hermes’ non-U.S. operations. Mr. Ceresino began to transition his day-to-day responsibilities on January 12, 2024, and will retire on May 9, 2024, after the transition period.
Mr. Thomas R. Donahue has served as Vice President, Treasurer and Chief Financial Officer of Federated Hermes since 1998. He previously served as a member of Federated Hermes’ board of directors from May 1998 to April 2004 and was re-elected to Federated Hermes’ board of directors in April 2016. He also serves as an Assistant Secretary of Federated Hermes and is a director and President of FII Holdings, Inc., a wholly-owned subsidiary of Federated Hermes. He serves as a director of Federated Hermes Limited (FHL, formerly Hermes Fund Managers Limited). He also serves as a director, trustee or officer of various other Federated Hermes subsidiaries. He is also a director or trustee of seven investment companies managed by subsidiaries of Federated Hermes. Mr. Donahue is the brother of J. Christopher Donahue who serves as President, CEO, Chairman and director of Federated Hermes.
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

Mr. John B. Fisher has served as Vice President of Federated Hermes since 1998. He previously served as a member of Federated Hermes’ board of directors from May 1998 to April 2004 and was re-elected to Federated Hermes’ board of directors in April 2016. He has also been President and CEO of Federated Advisory Companies since 2006 and serves as a board member for each of these wholly-owned subsidiaries of Federated Hermes. He also serves as a director, trustee or officer of certain other Federated Hermes subsidiaries. He is President of three investment companies managed by subsidiaries of Federated Hermes. He is also director or trustee of 26 investment companies managed by subsidiaries of Federated Hermes. Prior to 2006, Mr. Fisher served as President of the Institutional Sales Division of Federated Securities Corp., a wholly-owned subsidiary of Federated Hermes.
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
Mr. Saker A. Nusseibeh is a director and CEO of FHL, a wholly-owned subsidiary of Federated Hermes. He joined FHL in 2009 and was appointed CEO in November 2011, having previously served as Chief Investment Officer from 2009 through November 2011. He formerly served as Global Head of Equities at Fortis Investments USA, having initially been appointed as Head of Global Equities in 2005. He also serves as a Chairman of Private Markets and as a director or officer of certain FHL subsidiaries.
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
Mr. Stephen P. Van Meter has served as Vice President and Chief Compliance Officer of Federated Hermes since July 2015. Between October 2011 and July 2015, he served as Compliance Operating Officer at Federated Hermes. Between October 2007 and October 2011, he served as Senior Counsel in the Division of Investment Management, Office of Chief Counsel, at the SEC. Between September 2003 and October 2007, Mr. Van Meter served as Senior Counsel in the SEC’s Division of Examinations.
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
Other Information
All references to the Notes to the Consolidated Financial Statements in this Form 10-K refer to those in Item 8 - Financial Statements and Supplementary Data (Consolidated Financial Statements). All other information required by this Item is contained in Note (5) to the Consolidated Financial Statements.
All cross-references between Items in this 10-K are considered to be incorporated into the Item containing the cross-reference.

ITEM 1A – RISK FACTORS
As an investment manager, risk is inherent to Federated Hermes’ business and offerings. U.S., UK, EU and other global financial/securities, capital, commodities, currency, real estate, credit, and other markets (collectively, as applicable, markets), by their nature, are prone to uncertainty and subject participants to a variety of risks. If any of the following risks actually arise, Federated Hermes’ Financial Condition can be materially adversely affected. The risks described below are not the only risks to Federated Hermes’ business and offerings. Additional risks not presently known or that are currently considered immaterial can also adversely affect its Financial Condition.
Specific Risk Factors
Risks Related to Federated Hermes’ Investment Management Business and Offerings
Potential Adverse Effects of a Material Concentration in Revenue. At any point in time, a significant portion of Federated Hermes’ total AUM or revenue can be attributable to one or more of its products or strategies, or asset classes, or one or more customers with whom it has a relationship. See Note (5) to the Consolidated Financial Statements for information on material concentrations in Federated Hermes’ revenue. A significant and prolonged decline in the AUM of a product, strategy, or asset class with a material concentration can have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these products, strategies, and assets. Likewise, significant negative changes in Federated Hermes’ relationship with a customer or shareholder with a material concentration can have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this customer or shareholder. A significant change in Federated Hermes’ business and offerings, or a significant reduction in AUM due to regulatory developments and new or amended regulatory requirements, market changes, such as significant and rapid increases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, non-competitive performance, declines in asset values, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, continuing declining or prolonged periods of low short-term interest rates or negative interest rates or negative yields and resulting fee waivers, investor preferences for deposit products or other Federal Deposit Insurance Corporation (FDIC)-insured products, or certain exchange-traded funds, index funds or other passive investment products, changes in product fee structures, changes in relationships with customers or other circumstances, can have a material adverse effect on Federated Hermes’ Financial Condition.
Potential Adverse Effect of Providing Financial Support to Investment Products. Federated Hermes can, from time to time, elect to provide financial support to its sponsored investment products. Providing such support utilizes capital that would otherwise be available for other corporate purposes. Losses resulting from such support, or failure to have or devote sufficient capital to support products, can have a material adverse effect on Federated Hermes’ Financial Condition.
Risk of Federated Hermes’ Money Market Products’ Ability to Maintain a Stable Net Asset Value. Approximately 47% of Federated Hermes’ total revenue for 2023 was attributable to money market assets. An investment in money market funds is neither insured nor guaranteed by the FDIC or any other government agency. Federated Hermes’ retail and government/public debt money market funds, and its private and collective money market funds, seek to maintain a stable or constant NAV. Federated Hermes also offers non-U.S. low volatility NAV money market funds that seek to maintain a constant NAV, but will move to a four-digit NAV if such fund’s NAV falls outside of a 20-basis point collar. While stable or constant NAV money market funds seek to maintain a NAV of $1.00 per share, it is also possible to lose money by investing in these funds. Federated Hermes also offers institutional prime or municipal (or tax-exempt) money market funds which transact at a fluctuating NAV that uses four-decimal-places ($1.0000), and a short-term variable NAV non-U.S. money market fund. It is also possible to lose money by investing in these funds. Federated Hermes devotes substantial resources, such as significant credit analysis, integration of proprietary insights from fundamental investment analysis, including ESG factors and engagement interactions (for many of its products and strategies) and attention to security valuation, in connection with the management of its products and strategies. However, the NAV of an institutional prime or municipal (or tax-exempt) money market fund, or variable NAV fund or, if the above described conditions are met, a low-volatility NAV money market fund, can fluctuate, and there is no guarantee that a government/public debt or retail (i.e., stable or constant NAV) money market fund will be able to preserve a stable or constant NAV in the future. Market conditions can lead to a limited supply of money market securities and severe liquidity issues and/or declines in interest rates or additional prolonged periods of low yields in money market products or strategies, and regulatory developments and regulatory requirements can lead to shifts in asset levels and mix, which can impact money market fund NAVs and performance. If the NAV of a Federated Hermes stable or constant NAV money market fund were to decline to less than $1.00 per share, or if the fluctuating NAV of an institutional prime or municipal (or tax-exempt) money market fund, or variable NAV money market fund or low-volatility NAV money market fund consistently or significantly declines to less than $1.0000 per share, such Federated Hermes money market fund would likely experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which can cause material adverse effects on Federated Hermes’ Financial Condition.
Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated Hermes competes in the management and distribution of investment products and strategies (such as the Federated Hermes Funds and Separate Accounts), stewardship services and real estate development services with other fund management companies and investment advisors, national and regional broker/dealers, commercial banks, insurance companies and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated Hermes. Competition is based on various factors, including, among others, business reputation, investment performance, quality of service, engagement, carbon neutrality and other ESG-related commitments and initiatives, the strength and continuity of management and selling relationships, distribution services offered, technological innovation (e.g., the use of financial technology, artificial intelligence, natural language processing, digital client engagement tools, and data science), the ability to generate, validate and publish accurate reports in a timely manner, the ability to offer customers and shareholders 24/7 access to their funds, the type (e.g., passive- versus actively-managed, fund versus FDIC-insured deposits, ESG versus non-ESG) and range of products and strategies offered, fees charged, customer or shareholder preferences, political or other views surrounding ESG-related products or ESG integration and investing, and geopolitical developments. As with any highly competitive market, competitive pricing structures are important. If competitors charge lower fees for similar offerings, Federated Hermes has reduced, or can further reduce, the fees on its own offerings (either directly on a gross basis or on a net basis through fee waivers) for competitive purposes in order to retain or attract customers and shareholders. Increased competition also can require changes in Federated Hermes’ business strategy or model, offerings, operational strategies, ESG strategies and human resource management strategies to respond to competition from existing and new market innovations and competitors, which can increase expenses and create the risk that such changes will not be successful or implemented properly, or that Federated Hermes will not achieve its long-term strategic objectives. Such fee reductions, changes in business models or strategies, or other effects of competition, or failures to adequately adjust business practices or offerings to meet competition, can have a material adverse effect on Federated Hermes’ Financial Condition.
Many of Federated Hermes’ offerings are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated Hermes’ managed assets, particularly money market, fixed-income, and alternative/private markets assets, are held by institutional investors. If the structure of institutional investment products, such as money market funds, changes or becomes disfavored by institutions, whether due to regulatory or market changes, competing products (such as FDIC-insured deposit products or non-transparent, actively managed ETFs) or otherwise, Federated Hermes could be unable to retain or grow its share of this market and this can adversely affect Federated Hermes’ future profitability and have a material adverse effect on Federated Hermes’ Financial Condition. Certain of Federated Hermes’ products and strategies also can be impact oriented and might not be suitable investments for certain fiduciary customers in the U.S. without obtaining appropriate consent. Certain customers or potential customers of Federated Hermes also can disfavor impact oriented or other ESG products or strategies for political or other reasons. These factors can limit Federated Hermes’ ability to market or grow assets and this can adversely affect Federated Hermes’ future profitability and affect, potentially in a material way, Federated Hermes’ Financial Condition.
A significant portion of Federated Hermes’ revenue comes from providing products and strategies to the financial intermediary market, comprising over 10,000 institutions and intermediary customers worldwide. Its future profitability will be adversely affected if it is unable to retain or grow its market share and can be adversely affected by consolidations in the banking and securities industries, as regulatory developments and regulatory requirements impact customers and shareholders.
Potential Adverse Effects of Changes in Federated Hermes’ Distribution Channels. Federated Hermes acts as a wholesaler of investment products and strategies to its customers, including, for example, banks, broker/dealers, registered investment advisors and other financial planners. It also sells investment products and strategies, and stewardship services and real estate development services, directly to corporations, institutions, government agencies, and other customers. There can be no assurance that any product diversification efforts (whether to Federated Hermes’ fund line-up or geographically), ESG positioning or investments in data and analytics to bolster Federated Hermes’ distribution efforts will be successful. There also can be no assurance that Federated Hermes will continue to have access to any customer that currently distributes its products and strategies, that its relationship with any one or more such customers will continue over time or on existing economic terms, or that its sales or distribution efforts will achieve any particular level of success. The impact of Voluntary Yield-related Fee Waivers, other waivers for competitive purposes, and related reductions in distribution expense can vary depending upon, among other variables, changes in distribution models, changes in such customers’ distribution fee arrangements, changes in customer or shareholder relationships and changes in the extent to which the impact of the waivers is shared by one or more customers. In addition, exclusive of the impacts of waivers and related reductions in distribution expense, Federated Hermes has experienced a decrease in the cost of distribution as a percentage of total fund revenue from 30% in 2022 to 28% in 2023.
Potential Adverse Effects of Declines in the Amount of or Changes in the Mix of Assets under Management. A significant portion of Federated Hermes’ revenue is derived from investment advisory fees, which are typically based on the value of managed assets and vary with the type of asset being managed, with higher fees generally earned on multi-asset and equity products and strategies than on alternative/private market, fixed income, and money market products and strategies. Federated Hermes also can earn performance fees or carried interest on certain products and types of assets. Mutual fund and other fund products generally have higher advisory fees than Separate Accounts. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size or structure of the customer or shareholder relationship. Consequently, significant fluctuations in the number of shareholders or customers of Federated Hermes’ products and strategies, the value of securities or other investments held by, or the level of subscriptions to or redemptions from, the products or strategies advised by its advisory subsidiaries and overall asset mix among products and strategies, can materially affect AUM and thus Federated Hermes’ revenue, profitability, and growth. Similarly, changes in Federated Hermes’ average asset mix across products, strategies or asset types have a direct impact on Federated Hermes’ revenue and profitability. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income, and alternative/private markets funds. A significant portion of Federated Hermes’ managed assets is in investment products or strategies that permit investors to redeem or withdraw their investment at any time. Capacity constraints, where the size of AUM in a particular product, strategy or asset class make it more difficult to trade efficiently in the market, can result in certain products, strategies, or asset classes being partially or fully closed to new investments, which can result in redemptions or a reallocation of assets to other products, strategies, or asset classes. Changing market conditions, regulatory developments, and regulatory requirements, among other factors, can cause a shift in Federated Hermes’ asset mix among different types of products, strategies or asset classes, such as towards money market and fixed-income products or strategies. regulatory developments and regulatory requirements also can cause a shift between different types of products, strategies, or asset classes, such as toward or between money market fund products or strategies or from money market funds to other products or strategies. Each of the above factors can cause a decline in or otherwise affect, potentially in a material way, Federated Hermes’ Financial Condition.
Impairment Risk. At December 31, 2023, Federated Hermes had intangible assets including goodwill totaling approximately $1.2 billion on its Consolidated Balance Sheets, the vast majority of which represents assets capitalized in connection with Federated Hermes’ acquisitions and business combinations. Federated Hermes might not realize the value of these assets. Management performs a review of the carrying values of goodwill and indefinite-lived intangible assets annually or when indicators of potential impairment exist and periodically reviews the carrying values of all other assets to determine whether events and circumstances indicate that an impairment in value has occurred. A variety of factors could cause the carrying value of an asset to become impaired. For example, the value of an asset can be impacted if, among other factors, projected future revenue streams are reduced due to lower managed assets, increased projected expenses, higher discount rates or other changes in interest rates, or revenue is subject to claw back provisions. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a noncash charge which would adversely affect Federated Hermes’ results of operations and Financial Condition for the period.
Potential Adverse Effects of Termination or Failure to Renew Advisory Agreements. A substantial majority of Federated Hermes’ revenue is derived from investment advisory agreements with Federated Hermes Funds (and to a lesser extent, sub-advised mutual funds) registered under the 1940 Act that are terminable upon 60 days’ notice. In addition, each such investment advisory agreement must be approved and renewed annually by each mutual fund’s board of directors or trustees, including independent members of the board of directors or trustees, or its shareholders, as required by law. Failure to renew, changes resulting in lower fees under, or termination of, certain or a significant number of, these agreements can have a material adverse impact on Federated Hermes’ Financial Condition. As required by the 1940 Act, each investment advisory agreement with a mutual fund automatically terminates upon its assignment, although new investment advisory agreements can be approved by the mutual fund’s directors or trustees and, as required by law, shareholders. A sale or other transfer of a sufficient number of shares of Federated Hermes’ voting securities to transfer control of Federated Hermes can be deemed an assignment in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and can adversely affect Federated Hermes’ ability to realize the value of these agreements.
Federated Hermes’ investment advisory agreements for Separate Accounts that are not investment companies subject to the 1940 Act are generally terminable upon notice to Federated Hermes (or, in certain cases, after a 30-day, 60-day or other notice period). As required by the Advisers Act, investment advisory agreements for Separate Accounts also provide that consent is required from customers before the agreements can be assigned. The failure to obtain customer consents for an assignment, actual or constructive, can adversely affect Federated Hermes’ ability to realize the value of these agreements. Regarding the investment advisory agreements with non-U.S. registered or unregistered Federated Hermes Funds, shareholder notice or consent can be required if, after an investment advisory agreement is entered into, there are changes to fees. Such investment advisory agreements are generally terminable for any reason, without cause, after a 30-day to 90-day (or other) notice period. Customer consent to amend investment advisory agreements for non-U.S. Separate Accounts can be required for amendments to such agreements, and such agreements also are generally terminable for any reason, without cause, after a 30-day to 90-day (or other) notice period. The terms of investment advisory agreements, including consent or director or trustee, shareholder or other notice or approval requirements for amending, renewing, or terminating them, can be negotiated and vary among types of Federated Hermes Funds and Separate Accounts. The termination of, or failure to renew, or reduction in fees under, an investment advisory agreement will reduce Federated Hermes’ revenue and the termination of, or failure to renew, or reduction in fees under, an investment advisory agreement with a significant customer, or investment advisory agreements with a series of customers, can negatively effect, potentially in a material way, Federated Hermes’ Financial Condition.
There are also unique requirements applicable when entering into or renewing investment advisory agreements with certain management investment companies. Under the terms of a 2005 settlement agreement with the SEC and New York State Attorney General, as amended, a Federated Hermes investment advisory subsidiary cannot serve as investment advisor to any registered investment company unless: (1) at least 75% of the fund’s directors are independent of Federated Hermes; (2) the chairman of each such fund is independent of Federated Hermes; and (3) no action can be taken by the fund’s board of directors or trustees or any committee thereof unless approved by a majority of its independent directors/trustees.
Risks Related to Interest Rates and Investment Performance
Potential Adverse Effects of Rising Interest Rates. Increases in interest rates can have an adverse effect on Federated Hermes’ revenue from money market, fixed-income, alternative/private markets and other products and strategies. The value of equity securities (such as dividend-paying equity securities) can rise and fall in response to changes in interest rates. In a rising short-term interest rate environment, certain investors using money market products and strategies or other short-duration fixed-income products and strategies for cash management purposes can shift these investments to direct investments in comparable instruments in order to realize higher yields. In addition, rising interest rates will tend to reduce the fair value of securities held in various investment products and strategies. Rising interest rates can also impact the value of intangible or other assets held on Federated Hermes’ financial records and contribute to financial impairment. Rising interest rates can also impact demand for, and cost to, finance real estate, and impact the value of, and returns on, real estate and other alternative products and strategies. Among other potential adverse effects, rising interest rates can result in decreased liquidity, inflation and decreased affordability, changes in investor preferences, higher costs for borrowings, and increased market volatility, and can negatively impact the performance of Federated Hermes’ products and strategies and Federated Hermes’ revenue. Management cannot estimate the impact of rising interest rates (including, for example, on Federated Hermes’ revenue), but such impact can have a material adverse effect on Federated Hermes’ Financial Condition.
Potential Adverse Effects of Low Short-Term Interest Rates. In March 2020, in response to disrupted economic activity as a result of the outbreak of the Pandemic, the FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds was not sufficient to cover all of the fund’s operating expenses. Beginning in the first quarter 2020, Federated Hermes began to incur Voluntary Yield-related Fee Waivers. These waivers were partially offset by related reductions in distribution expense as a result of Federated Hermes’ mutual understanding and agreement with third-party intermediary customers to share the impact of the Voluntary Yield-related Fee Waivers. In response to global economic activity and elevated inflation levels, the FOMC has raised the federal funds target rate multiple times in 2022 and 2023. The range is currently 5.25% - 5.50% as of the January 31, 2024 FOMC meeting. These rate increases eliminated the net negative pre-tax impact of the Voluntary Yield-related Fee Waivers by the second half of 2022. See Item 1A - Risk Factors - Specific Risk Factors - Risks Related to Federated Hermes’ Investment Management Business and Offerings - Potential Adverse Effects of Increased Competition in the Investment Management Business for information on competitive waivers currently being implemented by Federated Hermes, other than the Voluntary Yield-related Fee Waivers.
Voluntary Yield-related Fee Waivers are calculated as a percentage of AUM in certain money market funds and thus can vary depending upon the asset levels and mix in such funds. While the level of fee waivers is impacted by various factors, as an isolated variable, increases in short-term interest rates that result in higher yields on securities purchased in money market funds would likely reduce the negative pre-tax impact of these waivers. Conversely, as an isolated variable, decreases in short-term interest rates that result in lower or negative yields on securities purchased in money market funds generally would result in an increase in these fee waivers for certain money market funds and the negative pre-tax impact of these waivers. In that case, Federated Hermes can be required to implement structural changes to certain money market funds and incur additional expenses associated with implementing such changes. Any increases in yields due to increases in interest rates and resulting decreases in fee waivers, or any decreases in yields due to decreases in interest rates and resulting increases in fee waivers, would be uncertain and not directly proportional. In addition, the level and actual amount of fee waivers, and the resulting negative impact of these fee waivers, are contingent on a number of variables, such as changes in assets within the money market funds, changes in yields available for purchase by such funds, changes to the level of government stimulus programs which can result in the issuance of additional Treasury debt instruments, actions by the FOMC, the USDT, the SEC, the FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market assets, changes in customer or shareholder relationships, changes in money market product structures and offerings, demand for competing products, changes in the distribution fee arrangements with third parties, Federated Hermes’ willingness to implement, or, when applicable, continue, Voluntary Yield-related Fee Waivers and changes in the extent to which the impact of the waivers is shared by third parties. In any given period, a combination of these variables can impact the amount of Voluntary Yield-related Fee Waivers, if any. Given the variables involved, the actual amount and resulting negative impact of future fee waivers, if any, can vary significantly from period to period.
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
Federated Hermes did not incur Voluntary Yield-related Fee Waivers for the year ended December 31, 2023. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Developments - Low Short-Term Interest Rates, for additional information. The duration, level, and impact of an interest rate decline or future Voluntary Yield-related Fee Waivers can have a material adverse effect on Federated Hermes’ Financial Condition.
Potential Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on the investment performance of Federated Hermes Funds, Separate Accounts, or other portfolios relative to market conditions and competing products and strategies. Investment performance also depends on the quality of investment selection, proper valuation of investments, liquidity management, and the performance of the portfolio companies and other investments in which Federated Hermes’, shareholders’ and customers’ assets are invested. The value and performance of the portfolio companies in which Federated Hermes’, shareholders’ and customers’ assets are invested also can be adversely impacted, potentially in a material way, by climate, social, environmental, governance, and geopolitical changes, or other factors, which, in turn, can adversely impact Federated Hermes’ and its products’ and strategies’ performance. Good performance generally assists retention and growth of AUM, resulting in additional revenues. Good performance can also result in performance fees or carried interest being earned on certain products. Conversely, poor performance, or the failure to meet product or strategy investment objectives and policies, tends to have the opposite effect. There can be no guarantee that any product or strategy, or underlying investment, will be successful or have good performance. A product or strategy being, or becoming, an unsuitable product or strategy for a customer or shareholder, whether due to changes in investment objectives or otherwise, also tends to result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. For certain products or strategies, failure to integrate and apply acceptable ESG standards, carbon neutrality or climate change strategies, or sustainability or responsible investment principles, can be considered in determining, or result in, poor performance, and result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. The failure to earn performance fees, carried interest and/or other fees results in a corresponding decrease in revenues to Federated Hermes. Poor performance can, therefore, have a material adverse effect on Federated Hermes’ Financial Condition. Market conditions, such as volatility, illiquidity and rising or falling interest rates, among others, can adversely affect the performance of certain quantitative or other strategies or certain products, asset classes or sectors. Limitations imposed by certain customers, trade agreements, and government-imposed restrictions, such as those on investments in certain countries or companies, can limit investment opportunities and negatively affect performance. Performance also can be adversely affected by inferior security selection, human error, government or issuer financial constraints, climate change that impacts portfolio company performance, pandemics or other unexpected events (such as the Pandemic), and other factors. The effects of poor performance on Federated Hermes can be magnified where assets, customers or shareholders are concentrated in certain strategies, products, asset classes or sectors. Changes in foreign currency exchange rates and poor performance of investments made by Federated Hermes, or derivatives (including, for example, hedges or forward contracts) or other financial transactions entered into by Federated Hermes, can result in investment or capital losses and materially adversely affect Federated Hermes’ Financial Condition.

Risk Related to Federated Hermes’ Corporate Structure
Status as a Controlled Company. Federated Hermes has two classes of common stock: Class A, which has voting power; and Class B, which is non-voting except in certain limited circumstances. All of the outstanding shares of Class A common stock are held by the Voting Shares Irrevocable Trust for the benefit of certain members of the Donahue family. The three trustees of this trust are Federated Hermes’ President and CEO and Chairman of the board of directors, J. Christopher Donahue, his brother, Thomas R. Donahue, Federated Hermes’ Vice President, Treasurer and Chief Financial Officer and a director, and Ann C. Donahue, the wife of J. Christopher Donahue. Accordingly, Federated Hermes qualifies as a “controlled company” under Section 303A of the NYSE Listed Company Manual. As a controlled company, Federated Hermes qualifies for and relies upon exemptions from several NYSE corporate governance requirements, including requirements that: (1) a majority of the board of directors consists of independent directors; and (2) the entity maintains a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. As a result, while Federated Hermes’ board of directors may from time to time have a majority of independent directors, Federated Hermes’ board of directors is not required to have (and, as of December 31, 2023 did not have) a majority of independent directors. It also does not maintain a nominating/corporate governance committee. Federated Hermes is also exempt as a “controlled company” from certain additional independence requirements and responsibilities regarding compensation advisors applicable to Compensation Committee members. While Federated Hermes believes its dual-class structure is appropriate and benefits its shareholders, and should be a factor taken into account by shareholders when investing in Federated Hermes, as a company with a dual-class structure, Federated Hermes can be excluded from certain financial indexes, which can result in decreased investments in its Class B common stock and adversely affect its stock price.
General Risk Factors
Economic and Market Risks
Potential Adverse Effects of a Decline or Disruption in the Economy or Markets.
Economic or market downturns, disruptions, or other conditions (domestic or international) can cause volatility, illiquidity, and other potential adverse effects in the markets. Such conditions also can adversely affect, potentially in a material way, the supply of investments, such as money market or municipal (tax-exempt) securities and the profitability and performance of, demand for, and investor confidence in investment products, and strategies, including those of Federated Hermes. Such economic or market downturns, disruptions or other conditions can include, for example, disruptions in the markets, defaults or poor performance in certain sectors of the economy, changes in the levels of consumer spending and personal savings, unemployment, excessive corporate debt levels, increased personal, business or government/municipality bankruptcies, supply chain disruptions, the commencement, continuation or ending of government policies and reforms, stimulus programs, and other market-related actions, quantitative easing or tightening or other changes in monetary policy, central bank changes in risk perception or activism through continued, increased or decreased ownership, exchange, cancellation or issuance of debt or other means, increased regulation or a slower or faster pace for new regulation or deregulation, increases or decreases in interest rates, changes in oil prices or other changes in commodity markets or prices, changes in currency values, changes in property values and financial costs, or exchange rates or currency abandonment, inflation, deflation, or stagflation, index changes, widening bid/ask spreads, changes in the allocation of capital to market-making, restructuring of government-sponsored entities, imposition of economic sanctions or government-imposed investment restrictions, trade friction or trade wars and increased trade tariffs, economic or political weakness, political turmoil, geopolitical tensions (such as between the U.S. and both Russia and China) or military escalation (such as Russia’s invasion of Ukraine or the Israel-Hamas war) or other instability in certain countries or regions, technology-related or cyber-attacks or incidents, terrorism, climate change, the prospects for or concerns about any of the foregoing factors or events, or other factors or events that affect the markets. Each of the above factors, among others, can cause or contribute to volatility, illiquidity, economic or market downturns, loss of value, market and supply-chain disruptions, or other conditions and have potentially adverse effects. See also Item 1A – Risk Factors – General Risk Factors – Other General Risks – Potential Adverse Effects of Unpredictable Events or Consequences. For example, Russia’s February 24, 2022, invasion of Ukraine and annexation of Ukrainian territory has generated substantial geopolitical uncertainty in Europe that has disrupted the European and global energy and other markets. Russia’s aggression also has led to sanctions being imposed against Russia, certain Russian nationals, and Belarus. Based on the Russian government’s aggression in Ukraine, many countries around the world - including the U.S., UK, Canada, Germany, and France - reduced Russia’s access to the world’s financial system through sanctions ranging from freezing assets to removing Russian banks from the SWIFT global transactions banking network, among others. Sanctions can result, among other effects, in the devaluation of Russian currency, downgrades in the country’s credit rating, and/or a decline in the value and liquidity of Russian securities, property or interests. These sanctions can also result in the freeze of Russian securities and/or funds invested in prohibited assets, impairing the ability to buy, sell, receive, or deliver those securities and/or assets. These sanctions or the threat of additional sanctions can also result in Russia taking counter measures or retaliatory actions, which can further impair the value and liquidity of Russian securities. For example, the Russian invasion of Ukraine has increased, or created the possibility of increased, cybersecurity attacks. Economic sanctions and other actions against Russian institutions, companies, and individuals resulting from the ongoing conflict can also have a substantial negative impact on other economies and securities markets both regionally and globally, as well as on companies with operations in the conflict region. Any further sanctions, actions or escalation of cyber-attacks can exacerbate these risks. The impact of these geopolitical tensions and escalation, and resulting sanctions, actions, and escalation of cyber-attacks, is uncertain and can vary, including in material ways.
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
At December 31, 2023, Federated Hermes’ liquid assets of $656.4 million included investments in certain money market and fluctuating NAV Federated Hermes Funds that can have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes and its money market and other Federated Hermes Funds also interact with various other financial industry participants, such as counterparties, broker/dealers, banks, clearing organizations, other investment products, service providers, customers, and shareholders, as a result of operations, trading, distribution, and other relationships. As a result, Federated Hermes’ Financial Condition can be adversely affected by the creditworthiness or financial soundness of other financial industry participants, particularly in times of stress or disruption. There can be no assurance that any potential losses realized as a result of these exposures will not have a material adverse effect on Federated Hermes’ Financial Condition.
The ability of Federated Hermes to compete and sustain asset and revenue growth is dependent, in part, on the relative attractiveness of the types of investment offerings it distributes or markets, and their performance under prevailing market conditions. Adverse market conditions or other events also can impact Federated Hermes’ customers and shareholders. In the event of extreme circumstances, such as economic, political, or business crises, Federated Hermes’ products and strategies can suffer significant net redemptions in AUM causing severe liquidity issues in its short-term, fixed-income or certain other investment products and strategies and declines in the value of and returns on AUM, all of which can cause material adverse effects on Federated Hermes’ Financial Condition.
Custody, depository, and portfolio accounting services for the Federated Hermes Funds generally are outsourced to third-party financial institutions. Accounting records for the Federated Hermes Funds are maintained by these service providers. These service providers, or other service providers of Federated Hermes and its products, customers, or shareholders, can also be adversely affected by the adverse market conditions described above. It is not possible to predict the extent to which the services or products Federated Hermes or its products receive from such service providers would be interrupted or affected by such situations. Accordingly, there can be no assurance that a potential service interruption or Federated Hermes’ ability to find a suitable replacement would not have a material adverse effect on Federated Hermes’ Financial Condition.
No Assurance of Access to Sufficient Liquidity or Capital. From time to time, like other companies, Federated Hermes’ operations (including corporate initiatives, such as stock repurchases, acquisitions and other corporate actions) can require more cash than is available from operations. In these circumstances, it can be necessary to borrow from lending facilities or to raise capital by securing new debt or by selling Federated Hermes equity or debt securities. Certain subsidiaries of Federated Hermes, such as its non-U.S. subsidiaries, also can be required to maintain a specified level of regulatory capital. Federated Hermes’ ability to raise additional capital in the future will be affected by several factors including, for example, its creditworthiness and the market value of its common stock, as well as interest rates and general market conditions. There can be no assurance that Federated Hermes will be able to obtain or maintain necessary capital or obtain these funds and financing on acceptable terms, if at all. If Federated Hermes cannot obtain or maintain necessary capital or obtain such funds and financing, it can have a material adverse effect on Federated Hermes’ Financial Condition. If a Federated Hermes Fund requires liquidity to meet shareholder redemptions or for other reasons, there also can be no assurance that such Federated Hermes Fund will be able to access any available line of credit, rely on inter-fund lending arrangements or access other sources of liquidity on acceptable terms, or at all, and, if such a Federated Hermes Fund cannot obtain sufficient liquidity, it can have a material adverse effect on such Federated Hermes Fund, result in redemptions and a corresponding reduction in Federated Hermes’ AUM and Federated Hermes’ revenue. While not obligated, if Federated Hermes decides to provide credit support to a Federated Hermes Fund, Federated Hermes’ liquidity and income can be adversely impacted. These factors can have a material adverse effect on Federated Hermes’ Financial Condition.

Regulatory and Legal Risks
Potential Adverse Effects of Changes in Laws, Regulations and Other Regulatory Requirements. Like other companies, Federated Hermes and its investment management business are (and any new business line commenced or acquired by Federated Hermes would be) subject to extensive regulation both within and outside the U.S. Federated Hermes and its offerings (such as the Federated Hermes Funds), are subject to various U.S. and non-U.S. regulatory requirements. In the U.S., such regulatory requirements include, among others, the federal securities laws, principally the 1933 Act, the 1934 Act, the 1940 Act and the Advisers Act; state laws regarding securities fraud and registration; and regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges, both domestically and internationally. From time to time, applicable securities laws can be amended substantially.
Federated Hermes and its domestic offerings, and any non-U.S. offerings, to the extent distributed or marketed in the U.S., continue to be primarily regulated by the SEC. Federated Hermes, and certain Federated Hermes Funds, are also subject to regulation by the CFTC and the NFA due to their investment in futures, swaps or certain other commodity interests in more than de minimis amounts. In addition, during the past several years, regulators, self-regulatory organizations, or exchanges, such as the SEC, FINRA, CFTC, NFA, NYSE and state or local governments and regulators, have adopted, and could adopt, other regulatory requirements and amendments that have increased Federated Hermes’ operating expenses and affected the conduct of its offerings, as well as Federated Hermes’ AUM, revenues, and operating income, and can continue to do so. Federated Hermes’ offerings are affected by regulatory requirements and regulatory authorities that impact the manner in which Federated Hermes’ offerings are structured, marketed, distributed, delivered, or sold. Federated Hermes and its offerings also are affected by certain other regulatory requirements governing banks, other financial institutions, intermediaries, or real estate. The accelerated pace at which the SEC has proposed new and final regulations continued in 2023.
Federated Hermes,’ and its business and offerings, engaged in, domiciled or offered outside of the U.S. are subject to foreign regulatory requirements, which are promulgated or amended from time to time by foreign regulatory or other authorities, such as the FCA for London-based operations, the CBI for Dublin-based operations, the CIMA for Cayman Island products, and the CSSF for Luxembourg products. In addition, Federated Hermes’ stewardship (including proxy recommendation) services can be impacted by securities laws, proxy advisor regulations, antitrust or competition laws, anti-ESG laws, and other regulatory requirements.
Failure to comply with applicable U.S. and non-U.S. regulatory requirements in the various jurisdictions where Federated Hermes operates, and its offerings are distributed or marketed, can result in a wide range of liability or disciplinary actions against Federated Hermes or its business or offerings, which can impact, potentially in a material way, Federated Hermes’ Financial Condition. Breaches of regulatory requirements can result in regulatory enforcement, civil or criminal liability, and/or the imposition of sanctions or orders against or affecting Federated Hermes, or its business or offerings, including monetary damages, injunctions, disgorgements, fines, penalties, cease and desist orders, censures, reprimands, and the revocation, cancellation, suspension or restriction of licenses, registration status or required approvals. A public regulatory issue can also have a negative impact on Federated Hermes’ reputation, and as a result impact Federated Hermes’ offerings and Financial Condition.
As Federated Hermes’ business and offerings grow (whether organically or through acquisition, new offerings being distributed or marketed, increased market values of assets held by products or in strategies, expansion into new countries, jurisdictions or markets, or otherwise), Federated Hermes’ offerings and operations need to comply with applicable regulatory requirements, which increases compliance risk and operating expenses, including reporting risks and the costs associated with compliance. The pace of the issuance and adoption/enactment of new regulatory developments and regulatory requirements, overlapping compliance deadlines, and actual or potential conflicts amongst requirements and regulatory approaches across or among the various jurisdictions where Federated Hermes operates, and its offerings are distributed or marketed, compound compliance risks, internal and external resource requirements, and operational costs. Compliance risk, internal and external resource requirements, and operating expenses also can increase as Federated Hermes continues to expand its use of ESG, sustainability, stewardship or other data inputs or investment techniques in providing its investment products and strategies, and/or offering financial products and other investments, as well as when markets, customer requirements, support models and technology increase in complexity. Federated Hermes has taken steps to integrate the proprietary insights from fundamental investment analysis, including ESG factors and engagement interactions, into many of its offerings. Related compliance expense is further exacerbated by the increasing spectrum of ESG disclosure requirements that can differ between jurisdictions, countries and markets, as well as jurisdiction-specific legislation affecting the ability to utilize certain (e.g., non-material) ESG research factors to manage certain customer assets (such as state government or pension fund assets). Failure to comply with legal and regulatory requirements, or changes to legal and regulatory requirements, whether due to conflicts of interest, breaches of fiduciary duty, trading on the basis of material nonpublic information, other improper conduct by employees or service providers, inadequate processes, procedures and controls, or other causes, can impact market integrity, customer or shareholder outcomes and satisfaction, performance and Federated Hermes’ reputation, as well as its compliance with its investment advisory and other agreements, licensing requirements and governance and compliance policies, and result in lost business, fines, penalties or other sanctions. Significant or repeated failures also can change Federated Hermes’ regulators’ views of, and relationship with, Federated Hermes. Regulators also have undertaken or could undertake examinations, investigations, and/or enforcement actions involving investment management industry participants, such as Federated Hermes and its offerings. Regulators also can adopt new or different interpretations of regulatory requirements, either through formal rulemaking or informally through enforcement proceedings, no-action letters, or exemptive orders or through providing comments to filings, that can negatively affect, potentially in a material way, Federated Hermes’ offerings or its ability to operate.
Federated Hermes expends internal and external resources to respond to examinations and investigations, and defend enforcement actions, and to resolve comments from regulators, which increases operating expenses, including professional fees and costs associated with compliance. Federated Hermes continues to monitor and evaluate the impact of the regulatory developments and regulatory requirements discussed above (and in Item 1- Business - Regulatory Matters) on Federated Hermes’ Financial Condition. Among other potential impacts, regulatory developments and regulatory requirements have increased, and could continue to increase, in addition to compliance risks and compliance costs, the costs associated with technology, legal, operations and other efforts to address regulatory-related matters. regulatory developments and regulatory requirements also have caused, and can continue to cause: (1) certain offering line-up, structure, pricing and product development changes; (2) changes in the ability to utilize “soft dollars” to pay for certain research and brokerage services (rather than Federated Hermes paying for such services directly); (3) money market, equity, fixed-income, alternative/private markets and multi-asset products or strategies becoming less attractive to institutional and other investors; (4) reductions in the number of Federated Hermes Funds offered by intermediary customers; (5) changes in fees charged, asset flows, levels and mix, and customer or shareholder relationships; and (6) reductions in AUM, revenues and operating profits. For example, certain money market funds or other products or strategies can become less attractive to institutional or other investors, which can change asset mix and reduce AUM, revenues, and operating income. Changes in money market fund regulation increases this risk.
On a cumulative basis, Federated Hermes’ regulatory, product development and restructuring, and other efforts in response to regulatory developments and regulatory requirements, including the internal and external resources dedicated to such efforts, have had, and can continue to have, a material impact on Federated Hermes’ expenses and, in turn, Financial Condition. There is no guarantee that additional money market fund reforms will not result in a shift in asset mix away from institutional prime and municipal (or tax-exempt) money market funds and toward government money market funds. Using December 31, 2023 AUM, management estimates that approximately $13 billion in AUM could shift from institutional prime and municipal (or tax-exempt) money market funds to government money market funds.
Regulatory developments and new or amended regulatory requirements, and Federated Hermes’ efforts in responding to them, can have a material and adverse effect on Federated Hermes’ Financial Condition. Given the current regulatory environment, Federated Hermes is unable to fully assess the degree of the impact of proposed or adopted regulatory developments and regulatory requirements, and Federated Hermes’ efforts related thereto, on its Financial Condition.
In addition, the Dodd-Frank Act provides for a systemic risk regulation regime under which it is possible that Federated Hermes, and/or any one or more of its products could be subject to designation as a SIFI by the FSOC. Similarly, it is possible that the FSB could designate Federated Hermes, and/or one of its products (such as the non-U.S. Federated Hermes Funds), as a non-bank, non-insurance company global SIFI. Among other potential impacts, any such designation would result in Federated Hermes and/or its products being subject to additional banking regulation and bank-oriented measures and oversight by the Governors or FSB. Any such designation of Federated Hermes or one or more of its products (particularly money market funds) would be detrimental to Federated Hermes’ business and offerings, and can materially and adversely affect Federated Hermes’ Financial Condition.
In addition, a FTT, particularly if enacted with broad application in the UK or EU, or the U.S., would be detrimental to Federated Hermes’ business and offerings. Regulatory reforms stemming from Brexit or other initiatives also can increase volatility in the UK and EU and can be detrimental to Federated Hermes’ business and offerings, particularly as Federated Hermes expands in the UK and EU.
Changes in regulatory developments and regulatory requirements, and related regulatory supervision, domestically and abroad, as well as market conditions, also have impacted, and/or can impact, Federated Hermes' service providers, intermediaries and other customers, shareholders and other third parties with whom Federated Hermes, and its products, conduct business, as well as their preferences, and their businesses. For example, provisions of the Dodd-Frank Act or Regulation Best Interest can affect customers’ sale or use of Federated Hermes’ offerings. Among other potential impacts, these changes are affecting, and can continue to affect, Federated Hermes’ arrangements with these customers, and can continue to increase fee pressure, reduce the number of Federated Hermes products and strategies offered by them, cause certain other customers or shareholders to favor passive products over actively managed products, increase respective operating expenses and distribution costs, result in lower AUM, change asset flows, levels and mix, and otherwise affect the conduct of Federated Hermes’ or such customers’ businesses. These changes resulted, and will likely continue to result, in Federated Hermes or one or more of these third parties seeking to restructure or alter their compensation or other terms of the business arrangements between Federated Hermes or its products and one or more of these third parties. In addition, these developments have caused, and/or can cause, certain product line-up, structure, pricing and product development changes, as well as money market, equity, fixed-income, alternative/private markets or multi-asset fund products to be less attractive to institutional and other investors, reductions in the number of Federated Hermes Funds offered by intermediaries, changes in the fees Federated Hermes, retirement plan advisors and intermediaries will be able to earn on investment products and services sold to retirement plan clients, changes in work arrangements and facility-related expenses, and reductions in AUM, revenues and operating profits. In addition, these developments have caused, and/or can cause, changes in asset flows, levels, and mix, as well as customer and service provider relationships. Further analysis and planning, or additional refinements to Federated Hermes' product line, investment management services and business practices, can be required in response to market conditions, customer preferences or new or modified regulatory developments and regulatory requirements. The above factors can have a material adverse impact on Federated Hermes’ Financial Condition.
For a further discussion of U.S. and international regulatory developments and regulatory requirements that can impact Federated Hermes and its business and offerings, see Item 1 - Business - Regulatory Matters.
Federated Hermes’ business and offerings also have been, and will continue to be impacted by changes in tax laws. For example, the corporate tax rate in the UK was increased from 19% to 25%, effective April 1, 2023. See Note (16) to the Consolidated Financial Statements for additional information. Any repeal of U.S. tax laws that allow ETFs to receive favorable treatment of certain redemptions can adversely impact Federated Hermes’ ETF products and business. When tax laws are amended to increase taxes applicable to Federated Hermes, its offerings, customers, shareholders and service providers, the increased tax expense can have an adverse impact, potentially in a material way, on Federated Hermes’ products’ and strategies’ performance, AUM, and service provider fees, and Federated Hermes’ Financial Condition. The failure to properly calculate, report and remit such taxes also can subject Federated Hermes, its products, customers, shareholders and service providers to additional tax liability, fines, and penalties. In addition, various service industries, including, for example, mutual fund service providers, have been, and continue to be, the subject of changes in tax policy that impact their state and local tax liability. Changes that have been adopted or proposed include (1) an expansion of the nature of a service company’s activities or services that subject it, or Federated Hermes or its products, to tax in a jurisdiction, (e.g., income, sales, use or other types of taxes), (2) a change in the methodology by which multi-state companies apportion their income between jurisdictions, and (3) a requirement that affiliated companies calculate their state tax as one combined entity. As adopted changes become effective and additional jurisdictions enact similar changes, among other potential impacts, there can be a material adverse effect on Federated Hermes’ tax liability and effective tax rate and, as a result, net income. Tax changes also can adversely affect Federated Hermes’ offerings and Financial Condition.
Potential Adverse Effects of Litigation, Investigations, Proceedings and Other Claims. Like other companies, Federated Hermes, and its products (such as the Federated Hermes Funds), can be subject to regulatory examinations, inquiries, investigations, litigation and other claims and proceedings. Regarding examinations, Federated Hermes and its products are subject to routine, sweep and other examinations, inquiries, investigations, proceedings (administrative, regulatory, civil, or otherwise) and other claims by its regulators (regulatory claims). Federated Hermes and its products also can be subject to employee, former employee, customer, shareholder, and other third-party, complaints, proceedings (such as civil litigation) and other claims (business-related claims). Among other factors, as Federated Hermes’ business and offerings grow (whether organically or through acquisition, growth in AUM, or new offerings being distributed or marketed, or otherwise), the attention and resources devoted to compliance, and the possibility of noncompliance, can increase. The attention and resources devoted to compliance, and the possibility of noncompliance, also can increase as Federated Hermes expands its use of ESG, sustainability, stewardship or other data inputs or investment techniques in providing its offerings, enters new countries, jurisdictions, or markets, and offers financial products and other investments, as well as when markets, customer requirements, support models and technology increase in complexity. Federated Hermes has business-related claims asserted and threatened against it, and Federated Hermes and its products are subject to certain regulatory claims (such as routine and sweep examinations and other inquiries), in the ordinary course of business. In addition, Federated Hermes, and its offerings, can be subject to business-related claims, claims related to Federated Hermes sponsorship or management of, or inclusion of proprietary products in, its 401(k) plan or other benefit plans, and administrative, regulatory, or civil investigations and proceedings or other regulatory claims, outside of the ordinary course of business. For example, in August 2023, a class action lawsuit was filed , on behalf of the Federated Hermes, Inc. Employees Profit Sharing/401(K) Plan (Plan), in the U.S. District Court for the Western District of Pennsylvania (Western District) against Federated Hermes and certain other defendants alleging breach of their fiduciary duties of prudence and loyalty, and certain other causes of action, relating to administering the Plan. Federated Hermes, and a subsidiary, also filed suit in the Western District against its first two primary insurance carriers relating to Federated Hermes’ claims for coverage of certain losses incurred.
Federated Hermes cannot assess or predict whether, when or what types of business-related claims, fiduciary claims or regulatory claims (collectively, claims) can be threatened or asserted, the types or amounts of damages or other remedies that can be sought (which can be material when threatened or asserted), whether claims that have been threatened will become formal asserted pending investigations, proceedings or litigation, whether claims ultimately will be successful entirely or in part (whether through settlement or adjudication), or whether or not any such claims are threatened or asserted in or outside the ordinary course of business. Federated Hermes can initially be unable to accurately assess a claim’s impact. Given that the outcome of any claim is inherently unpredictable and uncertain, a result can arise from time to time that adversely impacts, potentially in a material way, Federated Hermes’ Financial Condition. In certain circumstances, insurance coverage might not be available or deductible amounts might not be exceeded, and Federated Hermes, or its offerings (including the Federated Hermes Funds or Separate Accounts), could have to bear the costs related to claims or any losses or other liabilities resulting from any such matters, or from the operation of Federated Hermes’ business and offerings.
Risks Related to Auditor Independence. As with other public companies, there can be no assurance that a registered public accounting firm (Accounting Firm) engaged by Federated Hermes or the Federated Hermes Funds to audit or review their respective financial statements will remain eligible to serve as the independent Accounting Firm to Federated Hermes or any Federated Hermes Fund under applicable securities laws. Similar to other fund sponsors that are public companies, certain Federated Hermes Funds also utilize the Accounting Firm engaged by Federated Hermes. If it were to be determined that the independence requirements under applicable securities laws or International Ethics Standards Board for Accountants (IESBA) rules, or any applicable similar rules in relevant jurisdictions outside the U.S., were not complied with regarding Federated Hermes, its previously filed Annual Reports on Form 10-K (including financial statements audited by its existing Accounting Firm) and Quarterly Reports on Form 10-Q (including financial statements reviewed by its existing Accounting Firm) might not be considered compliant with the applicable securities laws and/or IESBA rules. If it were to be determined that an Accounting Firm did not comply with the independence requirements, among other things, the financial statements audited by the Accounting Firm and the interim financial statements reviewed by the Accounting Firm could have to be audited and reviewed, respectively, by another independent Accounting Firm, Federated Hermes' eligibility to issue securities under its existing registration statements can be impacted and certain financial reporting and/or other covenants with, and representations and warranties to, Federated Hermes' lenders or debt holders can be impacted. Similar issues would arise for a Federated Hermes Fund for which Federated Hermes' Accounting Firm (or another Accounting Firm) serves as such Federated Hermes Fund's independent Accounting Firm if it were to be determined that Federated Hermes' Accounting Firm (or such other Accounting Firm) was not in compliance with the independence requirements under applicable securities laws and/or IESBA rules, or any applicable similar rules in relevant jurisdictions outside the U.S., with respect to such Federated Hermes Fund. If a determination cannot be made that the Accounting Firm satisfies the independence requirements with respect to an applicable Federated Hermes Fund, the Accounting Firm also can be prevented from making a determination that it satisfies the independence requirements with respect to Federated Hermes, since Federated Hermes would be an affiliate (i.e., the ultimate parent company) of the investment advisor to the relevant Federated Hermes Fund. In either case, such events can have a material adverse effect on Federated Hermes' Financial Condition.
Operations-Related Risks
Operational Risks. Like other companies, Federated Hermes’ business, offerings and operations are supported internally and through management of relationships, including, for example, outsourcing relationships, with various third-party service providers, both domestically and internationally. In turn, service providers’ operations rely on additional relationships with other third parties. Operational risks include, but are not limited to: improper, inefficient, or unauthorized execution, processing, pricing and/or monitoring of transactions; inadequate, inefficient, inflexible, non-resilient, deficient or non-scalable technology, processes, operating systems, security or other infrastructure, resources or controls; poor performance by internal resources or third party service providers; failure to appropriately attract, retain, train, supervise and promote the wellbeing and resiliency of qualified human capital resources, whether internal or external; failure to perform due diligence on third party service providers (particularly when due diligence is conducted remotely); business disruptions; supply chain disruptions (whether within Federated Hermes or third party); employee turnover (particularly involving executives, management or other key employees); failure to effectively upgrade or patch technology or transition to a “cloud-based” environment; inadequacies or breaches in Federated Hermes’, its products’ or a service provider’s governance policies or internal control processes; unauthorized disclosure or manipulation of, or access to, confidential, proprietary or non-public personal or business information; unauthorized access to accounts, applications or systems; and noncompliance with regulatory requirements, investment mandates and related investment parameters or customer-imposed restrictions. As Federated Hermes’ and its relevant service providers’ businesses expand or become more complex and require additional scalability or customization, operational risk increases. There is a risk that changes (including upgrades or patches) in operational systems, models and business processes are not completed correctly, in a controlled manner, in a timely manner or in a manner that achieves intended results. These types of changes also give rise to other risks, such as the risk that an employee, service provider or third party, or group of employees, service providers or third parties, can intentionally or unintentionally compromise the integrity or security of confidential, proprietary or personal information of Federated Hermes, its employees or its customers or shareholders. Management relies on its employees, systems, and business continuity plans, and those of relevant service providers, to comply with established procedures, controls, regulatory requirements, investment parameters or customer-imposed restrictions. Breakdown or improper use of systems, human error or improper action by employees or service providers, or noncompliance with regulations or other rules, investment parameters or customer-imposed restrictions, can cause material adverse effects on Federated Hermes’ Financial Condition.
Systems, Technology and Cybersecurity Risks. Like other companies, Federated Hermes utilizes software and related technologies throughout its business, including, for example, both proprietary systems and those provided by outside service providers. Service providers to whom certain services, functions or responsibilities are outsourced by or for, and customers and shareholders of, Federated Hermes and its offerings, and third parties on which such service providers, customers and shareholders rely, also utilize software and related technologies in their businesses. Federated Hermes continues to increase its investment in systems and technology, including externally hosted or cloud-based systems and technology, and its reliance on third parties, for investment management and trading operations, information and data management and governance, disaster recovery, compliance, and other areas of its business, and continues to explore innovative technological solutions and products involving artificial intelligence and financial technology. Federated Hermes has adopted a measured approach to artificial intelligence technology given reliability, cybersecurity, and other concerns, and it is possible that competitors will more quickly or effectively implement the use of artificial intelligence technology giving them a competitive advantage over Federated Hermes. Unanticipated issues also can occur with any software, system or other technology and it is not possible to predict with certainty all of the adverse effects that can result from a failure of Federated Hermes or a third party to address technology or computer system problems. Along with cyber incidents described more fully below, business changes, data or model imprecision, control failures, obsolescence, software or other technology malfunctions, severe weather, natural disaster or other climate conditions, human error, programming inaccuracies and similar or other circumstances or events can impair the performance of systems and technology or render them non-available. Systems and technology risk has increased as Federated Hermes’ systems and technology are deployed on an enterprise-wide basis. There can be no assurance that potential system interruptions, other technology-related issues, or the cost necessary to rectify the problems would not have a material adverse effect on Federated Hermes’ Financial Condition.
In addition, like other companies, Federated Hermes’ business and offerings rely on the security and reliability of information and communications technology, systems, and networks. Federated Hermes uses digital technology, including, for example, networked systems, email, and the internet, to conduct business operations and engage, distribute or market offerings, accounts, customers, employees, shareholders, and relevant service providers, among others. The use of the internet and other electronic media, computers and technology expose Federated Hermes, its business, offerings, accounts, customers, employees, shareholders, service providers and other third parties, and their respective operations, to risks from frequent cybersecurity attacks, events, or incidents (cyber incidents). Federated Hermes and relevant service providers collect, maintain, and transmit confidential, proprietary, and non-public personal customer, shareholder, business, offering, and employee information (such as in connection with online account access and performing investment, reconciliation, transfer agent, custodian and other recordkeeping and related functions) that can be targeted by cyber incidents. Hybrid work environments increase the risk of cyber incidents given the increase in cyber-attack surface stemming from the use of non-office or personal devices and technology. Federated Hermes, and its products and certain service providers, also generate, compile and process information for purposes of preparing and making filings or reports to governmental agencies or providing reports or statements to customers or shareholders, and a cyber incident that impacts that information, or the generation and filing processes, can prevent required filings, reports or statements from being made or delivered in any case accurately, on a timely basis or at all. Cyber incidents involving Federated Hermes or its offerings or service providers, regulators, or exchanges to which confidential, personally identifiable, or other information is reported or filed also can result in unauthorized disclosure or compromise of, or access to, such information.
Cyber incidents can result from human error or intentional (or deliberate) attacks or unintentional events by insiders (e.g., employees) or third parties, including cybercriminals, competitors, nation-states and “hacktivists,” among others. Cyber incidents can include, for example, phishing, credential harvesting or use of stolen access credentials, unauthorized access to systems, networks or devices (for example, through hacking activity), structured query language attacks, infection from or spread of malware, ransomware, computer viruses or other malicious software code, corruption of data, exfiltration of data to malicious sites, the dark web or other locations or threat actors, the use of fraudulent or fake websites, and other attacks (such as denial-of-service attacks on websites), which shut down, disable, slow, impair or otherwise disrupt operations, business processes, technology, connectivity or website or internet access, functionality or performance. In addition to intentional cyber incidents, unintentional cyber incidents can occur (for example, the inadvertent release of confidential or non-public personal information). Changes to Federated Hermes’ business, offerings, processes, systems, or technology, if not implemented properly, can increase cyber incident vulnerability.
Like other companies, Federated Hermes has experienced, and will continue to experience, cyber incidents on a daily basis. As of December 31, 2023, cyber incidents have not had a material adverse effect on Federated Hermes’ Financial Condition. Cyber incidents can affect, potentially in a material way, Federated Hermes’ relationships with its products, accounts, customers, employees, shareholders, relevant service providers and other third parties. A cyber incident can cause Federated Hermes, its business, offerings, accounts, customers, employees, shareholders or relevant service providers, or other third parties, to lose proprietary, sensitive, confidential or non-public business offering, account, customer, employee, shareholder, or personal information, or intellectual property, suffer data corruption or business interruption, impair data coverage or quality, lose operational capacity (for example, the loss of the ability to process transactions, generate or make filings or deliver reports or statements, calculate NAVs, or allow the transaction of business, or other disruptions to operations), and/or fail to comply with applicable privacy and other regulatory requirements. Among other potentially harmful effects, cyber incidents also can result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems. Any cyber incident can cause lost revenues, the occurrence of other financial losses, diminished future cash flows, significant increases in compliance or other costs or expenses (such as costs associated with compliance with cybersecurity regulatory requirements, protection, detection, remediation and corrective measures, and credit monitoring for impacted individuals), exposure to increased litigation and legal risks (such as regulatory actions and penalties, and breach of contract or other litigation-related fees and expenses), reputational damage, damage to employee perceptions of the company, damage to competitiveness, stock price and shareholder value, and other negative or adverse impacts. Cyber incidents affecting issuers in which Federated Hermes’ or its customers’ or shareholders’ assets are invested also can cause such investments to lose value. Any of these cyber incidents can become incrementally worse if they were to remain undetected for an extended period of time.
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
While Federated Hermes has obtained cyber-insurance, there is no guarantee that a particular incident would be covered by such insurance. In certain circumstances, insurance coverage might not be available or sufficient, or deductible amounts might not be exceeded, and Federated Hermes or its products could have to bear the costs related to claims or any losses or other liabilities resulting from a cyber incident.
While Federated Hermes cannot predict the financial or reputational impact to its business or offerings resulting from any cyber incident, depending upon its nature, magnitude and severity, the occurrence of a cyber incident, or a similar situation or incident, can have a material adverse effect on Federated Hermes’ Financial Condition. The internal and external resources and efforts necessary to implement system and technology upgrades, data governance and cybersecurity policies, procedures and measures, as well as service provider management, have increased, and will continue to increase, Federated Hermes’ operating expenses, and can adversely affect, potentially in a material way, Federated Hermes’ Financial Condition.
Other General Risks
Recruiting and Retaining Key Personnel (Human Capital Resource Management Risk). Like other industries, the investment management business is highly competitive and experienced professionals have significant career mobility. Federated Hermes’ ability to attract or acquire, and motivate and retain, quality personnel has contributed significantly to its growth and success and is important to attracting and retaining customers and shareholders. The market for qualified executives, portfolio managers, analysts, traders, sales representatives, and other key personnel is extremely competitive. The move to hybrid work environments (including opportunities to work from home provided by competitors), along with increases in competitor salaries, has increased competition for quality personnel, and made hiring and retaining qualified and experienced personnel more challenging. Regulatory requirements, business performance, and a lack of financial flexibility also are factors in attracting and retaining qualified personnel. There can be no assurance that Federated Hermes will be successful in its efforts to recruit or acquire, and motivate, train, and retain, the required personnel. In addition to competing opportunities, personnel elect to pursue other interests for business, personal and other reasons or retire from time to time. The post-Pandemic work environment, and related work environment changes, including hybrid-working arrangements, can create retention and other human capital resource management risks. State and federal regulatory requirements intended to limit or curtail the enforceability of non-competition, employee non-solicitation, confidentiality and similar restrictive covenant clauses can make it more difficult to retain qualified personnel. Cyber incidents, misconduct or other matters that negatively reflect on Federated Hermes and its reputation also can change employee or prospective employee opinions regarding the company and can affect Federated Hermes’ ability to hire or retain employees. Federated Hermes has encouraged the continued retention of its executives and other key personnel through measures such as providing competitive compensation arrangements, a non-discriminatory, diverse, and inclusive work environment, work arrangement flexibility and, in certain cases, employment agreements. The loss of any such personnel can have an adverse effect on Federated Hermes. In certain circumstances, the departure of key employees can cause higher redemption rates for certain AUM or the loss of customer or shareholder relationships. Internal transfers or departures can also create risk that job responsibilities are not successfully re-distributed or transferred or that a replacement employee is not sufficiently trained, such that potential service difficulties, noncompliance with regulatory requirements, liabilities or other concerns arise. Moreover, since certain of Federated Hermes’ offerings, or customer or shareholder relationships, contribute significantly to its revenues and earnings, the loss of even a small number of key personnel associated with these offerings, or customer or shareholder relationships, can have a disproportionate adverse impact, potentially in a material way, on Federated Hermes’ Financial Condition. See Item 1 - Business - Human Capital Resource Management for additional information on recruiting and retention practices.
No Assurance of Successful Acquisitions. Like other companies, Federated Hermes’ business strategy contemplates seeking acquisition candidates and growing through acquisitions. For Federated Hermes, this generally involves acquisitions of other investment management companies, investment assets and related businesses, both domestically and internationally. There can be no assurance that Federated Hermes will find suitable acquisition candidates at acceptable prices and with an aligned business culture and vision, have sufficient capital resources to realize its acquisition strategy, be successful in entering into definitive acquisition agreements or consummating acquisitions, or successfully collaborating with, or integrating or consolidating, acquired companies or assets into Federated Hermes or its offerings. There also can be no assurance that any such acquisitions, if consummated, will not increase organizational stress to unacceptable levels or cause process failures, result in violations of applicable regulatory requirements, increased taxes or otherwise increase legal, tax or compliance concerns, or will increase value or otherwise prove to be advantageous to Federated Hermes. On the other hand, successful collaboration with, or integration or consolidation of, acquired companies or assets can increase the value of such acquired companies or assets and result in increased contingent deferred payments or other payment obligations for Federated Hermes, which can affect Federated Hermes’ Financial Condition.
Potential Adverse Effects of Reputational Harm. Like other companies, any material losses in customer or shareholder confidence in Federated Hermes, or its offerings, or in the investment management industry as a result of actual or potential regulatory proceedings or litigation, economic or market downturns or disruptions, material errors in public news reports, political or other views for or against ESG investing or integration, oppositions to trademark or other intellectual property registration applications or allegations of trade name, trademark or other intellectual property infringement or misappropriation, allegations of breaches of fiduciary duty, misconduct or unprofessional, unethical or illegal behavior, improper corporate actions, poor communications with investors or the public via social media or otherwise, abuse of authority, a cyber incident, rumors or inaccurate information being posted on the internet or social media, failure to achieve carbon neutrality, climate change or other public commitments or pledges, failure to implement or accurately disclose ESG strategies or initiatives, controversial tenants in real estate owned or managed by Federated Hermes, fraudulent or fake websites or domain names using

Federated Hermes’ or a subsidiary’s name, logo or address, or similar names, logos or addresses, or other matters can negatively impact Federated Hermes’ brand, culture, trusted status, reputation and/or stock price, increase redemptions from and/or reduce sales of Federated Hermes’ offerings (such as the Federated Hermes Funds) and/or change employee or potential employee perceptions of the company which can impact the willingness of a potential employee to be hired by, or an employee to remain at, Federated Hermes. If such losses or events were to occur, it can have a material adverse effect on Federated Hermes’ Financial Condition. With increased focus on sustainability (including ESG matters), any perceived deficiency in Federated Hermes’ policies and practices on, or political or other public backlash against, these matters can impact Federated Hermes’ brand, reputation or stock price, as well as investor preference for Federated Hermes’ securities and offerings, and, accordingly, adversely affect, potentially in a material way, Federated Hermes’ Financial Condition.
Potential Adverse Effects of Unpredictable Events or Consequences. Like other companies, unpredictable events, such as a natural disaster, unforeseen risks associated with the Pandemic or a new pandemic, war, or military escalation (such as Russia’s invasion of Ukraine or the Israel-Hamas war), terrorist attack or other business continuity event, unexpected market, or economic developments, such as changes in interest rates, or political developments, or extreme weather, droughts, storms, climate, or other similar ESG changes (particularly in the case of portfolio companies in which Federated Hermes’ products and strategies are invested), or unpredictable consequences or side effects of certain known, unknown, planned, or unexpected events, can adversely impact Federated Hermes’, its offerings’, accounts’, customers’, shareholders’ and portfolio companies’ (in which Federated Hermes and its products and strategies are invested), and each of their respective service providers’, ability to conduct business, as well as Federated Hermes’ Financial Condition. Physical climate change risks arising from changing or adverse weather and climate change (particularly in the case of portfolio companies in which Federated Hermes’ products and strategies are invested), and transition climate change risks arising as economies and markets transition to low carbon and other sustainable environments, also can have adverse impacts. Such unpredictable events or consequences can cause, among other effects, business disruptions, supply chain disruptions, disruptions in economic conditions, market disruptions or transformation, changes in management or governmental processes, changes in consumer demand and investor preferences, obsolescence of certain products or services affecting certain sectors, stranded assets across a range of assets, sectors or geographies, infrastructure and real estate destruction, abandonment or damage leading to increased refurbishment and repair costs, changes in technology, system interruption, loss of life, unavailability of personnel, increased insurance costs or an inability to insure certain assets, an inability to provide information or services, either at all or in accordance with applicable requirements, standards, or restrictions, and/or additional costs.
A failure in, or disruption to, Federated Hermes’ operational systems or infrastructure, including business continuity plans, can adversely affect operations, damage Federated Hermes’ reputation, and cause Federated Hermes AUM, revenue, and earnings to decline. Hybrid work arrangements can stress business processes, such as due diligence of service providers, customer or shareholder onboarding, and controls, as well as increase cybersecurity, privacy, and digital communications risks. The failure to maintain an infrastructure commensurate with the size and scope of Federated Hermes’ business or offerings, or the occurrence of a business outage or event outside of Federated Hermes’ control (particularly in locations where Federated Hermes has offices), or the failure to keep business continuity plans up-to-date, or if such plans are improperly implemented or deployed during a disruption, it can adversely impact Federated Hermes’ ability to operate, which can cause its AUM, revenue and earnings to decline or impact Federated Hermes’ ability to comply with regulatory obligations leading to reputational harm, regulatory fines, penalties, and/or sanctions. Any such failure or disruption also can impact, potentially in a material way, Federated Hermes’ Financial Condition. Management relies on its employees, systems, and business continuity plans, and those of relevant service providers, to seek to mitigate such risks, but there can be no guarantee that these mitigation efforts will be successful in whole or in part. There also can be times when industry databases or other third parties publish or distribute information regarding Federated Hermes, or its offerings (including Federated Hermes Fund asset levels), that might be inaccurate or incomplete.
There can be no assurance that unpredictable or unexpected events, reports or consequences, or the costs to address such events, inaccurate reports, or consequences, would not have a material adverse effect on Federated Hermes’ Financial Condition.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 1C – CYBERSECURITY
The operating systems of Federated Hermes, and its offerings, customers, shareholders, and service providers are dependent on the effectiveness of information security policies and procedures (both at Federated Hermes and at third parties, such as its service providers) which seek to ensure that such systems are protected from cybersecurity incidents. Federated Hermes has established a robust cybersecurity program aimed at assessing, identifying and managing material risks from cybersecurity threats.
Federated Hermes’ board of directors has ultimate oversight responsibility for cybersecurity risks and threats. Federated Hermes’ Audit Committee assists its board of directors in monitoring cybersecurity risks and threats. Federated Hermes’ board of directors and Audit Committee receive reports on cybersecurity matters on a periodic (generally quarterly) basis (and more frequently when circumstances warrant) as part of risk management oversight responsibilities. For instance, in 2023, Federated Hermes’ Chief Information Officer (CIO) reported to Federated Hermes’ board of directors one time and its Audit Committee three times regarding cybersecurity risks and threats. The Audit Committee also receives reports from Federated Hermes’ internal auditors, legal counsel and other responsible officers regarding cybersecurity topics and trends. The Federated Hermes Chief Risk Officer (CRO) also reports directly to the Compliance Committee of Federated Hermes’ board of directors on a quarterly basis and Federated Hermes’ full board of directors as appropriate on significant enterprise risks, including cybersecurity risks.
Federated Hermes’ Global Technology Organization (GTO), which is headed by Federated Hermes’ CIO, has a dedicated Information Security Group (ISG) responsible for day-to-day oversight of the cybersecurity program. The ISG, which is headed by Federated Hermes’ Chief Information Security Officer (CISO), coordinates cybersecurity activities with Federated Hermes’ business functions and third-party service providers. The ISG also oversees and coordinates cybersecurity efforts with counterparts at FHL. Federated Hermes’ Information Security and Data Governance Committee (ISDG) provides executive management oversight of the ISG and Federated Hermes’ cybersecurity program. Federated Hermes’ Chief Compliance Officer (CCO), CRO and General Counsel, as well as Federated Hermes’ CIO, CISO, Chief Financial Officer, and other senior members of Federated Hermes’ management, are members of, and Federated Hermes’ Chief Audit Executive attends meetings of, the ISDG.
The ISDG’s primary functions are to: (1) serve as a governing body to support Federated Hermes’ cybersecurity, information security and data governance practices and efforts; (2) address cybersecurity and information security matters and data governance matters critical to Federated Hermes, including risks; (3) oversee written policies and procedures reasonably designed to (a) comply with applicable legal requirements, and (b) maintain appropriate cybersecurity, information security and data governance practices; (4) promote evaluation of Federated Hermes’ strategies for cybersecurity, information security and data governance against industry practices and applicable regulatory requirements and guidance; and (5) serve as a liaison for discussions concerning cybersecurity, information security and data governance with various Federated Hermes committees or governing bodies, management, and Federated Hermes’ board of directors. The ISDG receives updates quarterly on relevant cybersecurity and data governance matters, such as recent cybersecurity matters, phishing test results, cybersecurity training, GTO and ISG staffing, FHL’s cybersecurity program, regulatory developments, and enterprise data governance and strategy.
Federated Hermes’ Enterprise-Wide Risk Management Committee (ERC), which is chaired by Federated Hermes’ CRO, oversees Federated Hermes’ company-wide enterprise risk management program. The ERC includes department heads from across Federated Hermes and implements the processes established to identify, report and monitor material risks facing the Company, including cybersecurity risks.
Federated Hermes maintains a written cybersecurity program protocol, along with ancillary policies and procedures, which set forth the key features of the cybersecurity program. These policies and procedures strive to reflect what Federated Hermes believes are best practices for assessing, identifying and managing cybersecurity risks and are reviewed and updated on a regular basis.
Under Federated Hermes’ cybersecurity program, Federated Hermes conducts regular threat identification and assessment exercises. Some of these exercises involve the use of third-party cybersecurity experts, who assist with, among other things, system penetration testing and system design. Information gained from such exercises is used to develop and refine protective and detective strategies and tactics. Federated Hermes’ information systems and assets are also monitored to identify cybersecurity incidents and verify the effectiveness of existing protective measures. New protective measures are deployed from time to time as threats evolve. Some of the measures employed by Federated Hermes to mitigate cybersecurity risk include, among others, use of firewalls, system segmentation, system monitoring, virus scanning, and periodic penetration and phishing testing. Federated Hermes’ cybersecurity program also includes a detailed incident response plan for responding to cybersecurity threats. Federated Hermes’ cybersecurity program also requires periodic training of employees on cybersecurity threats, including phishing, and cybersecurity awareness campaigns.
Federated Hermes’ third-party service providers are a potential source of cybersecurity threats. Among other service provider management efforts, Federated Hermes conducts due diligence on key service providers relating to cybersecurity. Due diligence consists of reviewing several key data points regarding service providers. These include, but are not limited to, the business processes the service provider will provide, the sensitivity of the data they will store, process, transmit or access, and network connectivity with the service provider. Using this criteria, Federated Hermes will categorize the service provider into a tiered structure. The tiering defines the requirements for conducting the initial and ongoing due diligence.
Federated Hermes’ CIO has nearly 30 years of technology experience. Prior to assuming his current role in 2016, Federated Hermes’ CIO served in senior technology roles with a large U.S. financial institution for over a decade where he, among other things, served as chief information officer for the asset management and investments businesses and gained deep experience managing cybersecurity risks and threats. He holds a Bachelor of Science (BS) in Electrical Engineering from the University of Pittsburgh, a Master of Science (MS) in Engineering from Youngstown State University, and a Master of Business Administration (MBA) from Carnegie Mellon University.
Federated Hermes’ CISO has nearly 20 years of technology experience, including deep experience in cybersecurity risk management. Prior to assuming his current role in 2020, Federated Hermes’ CISO served as information security officer and director of technology for a large publicly traded travel center company and, prior to that, as information security officer for a leading retail chain. He holds a BS in Accounting and Finance and an MBA from Robert Morris University.
As of December 31, 2023, cybersecurity incidents and threats have not had a material adverse effect on Federated Hermes’ Financial Condition. See Item 1A - Risk Factors - General Risk Factors - Operations-Related Risks - Systems, Technology and Cybersecurity Risks for additional information regarding the cybersecurity risks to Federated Hermes’ business, offerings, customers, shareholders, and service providers.
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
The approximate number of beneficial shareholders of Class A and Class B common stock as of February 16, 2024, was 1 and 26,736, respectively. See Item 1A - Risk Factors - Specific Risk Factors - Risk Related to Federated Hermes’ Corporate Structure - Status as a Controlled Company for additional information on its Class A common stock.
The following table summarizes stock repurchases under Federated Hermes’ share repurchase program during the fourth quarter 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October[2]	85,000	$29.60	80,000	6,317,415
November	830,000	32.22	830,000	5,487,415
December[2]	987,861	32.10	955,000	4,532,415
Total	1,902,861	$32.04	1,865,000	4,532,415
1    In June 2022, the board of directors authorized a share repurchase program with no stated expiration date that allowed the repurchase of up to 5.0 million shares of Class B common stock. This program was fulfilled in December 2023. In October 2023, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of December 31, 2023. See Note (15) to the Consolidated Financial Statements for additional information.
2    In October and December 2023, 5,000 and 32,861 shares, respectively, of Class B common stock with a weighted-average price of $0.00 and $2.65 per share, respectively, were repurchased as employees forfeited restricted stock.
See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on Federated Hermes’ securities authorized for issuance under equity compensation plans.

Stock Performance Graph
The following performance graph compares the total shareholder return of an investment in Federated Hermes’ Class B common stock to that of the Standard and Poor’s MidCap 400® Index (S&P MidCap 400 Index) and to the S&P 1500 Asset Management & Custody Banks Index for the five-year period ended on December 31, 2023.
The graph assumes that the value of the investment in Class B common stock and each index was $100 on December 31, 2018. Total return includes reinvestment of all dividends. As a member of the S&P MidCap 400 Index as of December 31, 2023, Federated Hermes is required to include this comparison. The historical information set forth below is not necessarily indicative of future performance. Federated Hermes does not make or endorse any predictions as to future stock performance.

Comparison of Cumulative Five Year Total Return

$250
$200
$150
$100
$50
2018
2019
2020
2021
2022
2023
Federated Hermes
S&P MidCap 400 Index
S&P 1500 Asset Management & Custody Banks Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Federated Hermes	$127.07	$122.25	$164.65	$164.40	$158.13
S&P MidCap 400 Index	$126.20	$143.44	$178.95	$155.58	$181.15
S&P 1500 Asset Management & Custody Banks Index	$126.24	$146.70	$197.78	$159.40	$182.47
ITEM 6 – [RESERVED]

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1- Business, Item 1A - Risk Factors and Item 8 - Financial Statements and Supplementary Data.
General
Federated Hermes is a global leader in active, responsible investing with $757.6 billion in managed assets as of December 31, 2023. The majority of Federated Hermes’ revenue is derived from advising Federated Hermes Funds and Separate Accounts in domestic and international public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship and real estate development services. For additional information on Federated Hermes’ markets, see Item 1 - Business - Distribution Channels and Product Markets.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based and are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated Hermes’ revenue is primarily dependent upon factors that affect the value of managed/serviced assets, including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated Hermes’ public market investment products and strategies can be redeemed or withdrawn at any time with no advance notice requirement, while managed assets in Federated Hermes’ private market investment products and strategies are subject to restrictions on withdrawals. Fee rates for Federated Hermes’ services generally vary by asset and service type and can vary based on changes in asset levels. Generally, advisory fees charged for services provided to multi-asset and equity products and strategies are higher than advisory fees charged to alternative/private markets and fixed-income products and strategies, which in turn are higher than advisory fees charged to money market products and strategies. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and product types. Federated Hermes can implement fee waivers for competitive reasons such as Voluntary Yield-related Fee Waivers, to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). Since Federated Hermes’ public market products are largely distributed and serviced through financial intermediary customers, Federated Hermes pays a portion of fees earned from sponsored products to the financial intermediary customers that sell these products and strategies. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds.
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
The discussion and analysis of Federated Hermes’ Financial Condition (including results of operations) are based on Federated Hermes’ Consolidated Financial Statements. Federated Hermes operates in one operating segment, the investment management business. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated Hermes’ growth and profitability are dependent upon its ability to attract and retain AUM and upon the profitability of those assets, which is impacted, in part, by Fee Waivers. Fees for mutual fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds and, as required by law, fund shareholders. Management believes that meaningful indicators of Federated Hermes’ financial performance include AUM, gross and net product sales, total revenue and net income, both in total and per diluted share.

Business Developments
Fund-Related Transaction
In connection with the restructuring of an infrastructure fund, Federated Hermes purchased certain limited partners’ rights to receive future carried interest at fair value, which was calculated by a third-party, for $9.8 million and was included in Operating Expenses - Other in the second quarter 2023. Due to the restructuring, an existing clawback risk on previously earned carried interest was removed. The purchase of these carried interest rights and related legal and professional fees and other costs are not deductible for tax purposes. Negotiations for additional consideration continue with a subset of limited partners, with an additional $5.1 million in consideration being recorded in Operating Expenses - Other in the second half of 2023. The final consideration may be different from the amounts recorded and the difference could be material.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the Pandemic, the FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds was not sufficient to cover all of the fund’s operating expenses. Beginning in the first quarter 2020, Federated Hermes had implemented Voluntary Yield-related Fee Waivers. These waivers had been partially offset by related reductions in distribution expense as a result of Federated Hermes’ mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. In response to global economic activity and elevated inflation levels, the FOMC raised the federal funds target rate multiple times in 2022 and 2023. The range is currently 5.25% - 5.50% as of the January 31, 2024 FOMC meeting. These rate increases eliminated the net negative pre-tax impact of the Voluntary Yield-related Fee Waivers in the second half of 2022.
There were no Voluntary Yield-related Fee Waivers during the year ended December 31, 2023. For the year ended December 31, 2022, Voluntary Yield-related Fee Waivers totaled $85.3 million. These fee waivers were partially offset by related reductions in distribution expenses of $66.5 million, such that the net negative pre-tax impact to Federated Hermes was $18.8 million.
Current Regulatory Environment
With Federated Hermes’ global operations, Federated Hermes, and certain of its subsidiaries and products (such as the Federated Hermes Funds), are registered with or licensed by, and subject to examination by, various U.S. and/or non-U.S. regulators, self-regulatory agencies or exchanges, such as, among others, the SEC, FINRA, the CFTC, the DOL, the NYSE, the FCA, the CBI, the CIMA, and the CSSF.
Federated Hermes’ business and offerings also are subject to various U.S. and/or non-U.S. laws, regulations, rules, codes, notices, directives, guidelines, listing standards, judicial decisions, orders, circulars and/or conditions, such as the 1933 Act, the 1934 Act, the 1940 Act, the Advisers Act, the Dodd-Frank Act, and SOX, and related regulations; the NYSE Listed Company Manual; corporate laws regarding governance, reporting, disclosure and other requirements; and state or foreign laws regarding securities fraud, securities registrations, reporting, and escheatment of unclaimed or abandoned property.
See Item 1 - Business - Regulatory Matters and Item 1A - Risk Factors - General Risk Factors - Regulatory and Legal Risks - Potential Adverse Effects of Changes in Laws, Regulations and Other Regulatory Requirements for additional information.

Asset Highlights
Managed Assets at Period End

in millions as of December 31,	2023	2022	2023 vs. 2022
By Asset Class
Equity	$79,291	$81,523	(3)%
Fixed-Income	94,920	86,743	9
Alternative / Private Markets	20,551	20,802	(1)
Multi-Asset	2,867	2,989	(4)
Total Long-Term Assets	197,629	192,057	3
Money Market	559,993	476,844	17
Total Managed Assets	$757,622	$668,901	13%

By Product/Strategy Type
Funds:
Equity	$42,513	$43,342	(2)%
Fixed-Income	43,908	43,180	2
Alternative / Private Markets	12,379	13,050	(5)
Multi-Asset	2,730	2,851	(4)
Total Long-Term Assets	101,530	102,423	(1)
Money Market	406,166	335,937	21
Total Fund Assets	507,696	438,360	16
Separate Accounts:
Equity	36,778	38,181	(4)
Fixed-Income	51,012	43,563	17
Alternative / Private Markets	8,172	7,752	5
Multi-Asset	137	138	(1)
Total Long-Term Assets	96,099	89,634	7
Money Market	153,827	140,907	9
Total Separate Account Assets	249,926	230,541	8
Total Managed Assets	$757,622	$668,901	13%

Average Managed Assets

in millions for the years ended December 31,	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
By Asset Class
Equity	$81,348	$84,793	$98,040	(4)%	(14)%
Fixed-Income	89,079	89,776	91,564	(1)	(2)
Alternative / Private Markets	21,096	21,799	20,754	(3)	5
Multi-Asset	2,887	3,273	3,879	(12)	(16)
Total Long-Term Assets	194,410	199,641	214,237	(3)	(7)
Money Market	511,568	432,992	418,562	18	3
Total Average Managed Assets	$705,978	$632,633	$632,799	12%	0%

By Product/Strategy Type
Funds:
Equity	$43,314	$47,047	$58,426	(8)%	(19)%
Fixed-Income	43,482	50,043	58,095	(13)	(14)
Alternative / Private Markets	12,999	13,903	13,266	(7)	5
Multi-Asset	2,749	3,130	3,696	(12)	(15)
Total Long-Term Assets	102,544	114,123	133,483	(10)	(15)
Money Market	365,500	294,490	293,644	24	0
Total Average Fund Assets	468,044	408,613	427,127	15	(4)
Separate Accounts:
Equity	38,034	37,746	39,614	1	(5)
Fixed-Income	45,597	39,733	33,469	15	19
Alternative / Private Markets	8,097	7,896	7,488	3	5
Multi-Asset	138	143	183	(3)	(22)
Total Long-Term Assets	91,866	85,518	80,754	7	6
Money Market	146,068	138,502	124,918	5	11
Total Average Separate Account Assets	237,934	224,020	205,672	6	9
Total Average Managed Assets	$705,978	$632,633	$632,799	12%	0%

Changes in Equity Fund and Separate Account Assets

in millions for the years ended December 31,	2023	2022
Equity Funds
Beginning Assets	$43,342	$57,036
Sales	9,038	12,796
Redemptions	(13,987)	(15,134)
Net Sales (Redemptions)	(4,949)	(2,338)
Net Exchanges	69	(31)
Impact of Foreign Exchange[1]	345	(908)
Market Gains and (Losses)[2]	3,706	(10,417)
Ending Assets	$42,513	$43,342
Equity Separate Accounts
Beginning Assets	$38,181	$39,680
Sales[3]	8,694	11,189
Redemptions[3]	(10,755)	(10,466)
Net Sales (Redemptions)[3]	(2,061)	723
Net Exchanges	51	(28)
Impact of Foreign Exchange[1]	193	(713)
Market Gains and (Losses)[2]	414	(1,481)
Ending Assets	$36,778	$38,181
Total Equity
Beginning Assets	$81,523	$96,716
Sales[3]	17,732	23,985
Redemptions[3]	(24,742)	(25,600)
Net Sales (Redemptions)[3]	(7,010)	(1,615)
Net Exchanges	120	(59)
Impact of Foreign Exchange[1]	538	(1,621)
Market Gains and (Losses)[2]	4,120	(11,898)
Ending Assets	$79,291	$81,523
1    Reflects the impact of translating non-USD denominated AUM into USD for reporting purposes.
2    Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
3    For Separate Accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Fixed-Income Fund and Separate Account Assets

in millions for the years ended December 31,	2023	2022
Fixed-Income Funds
Beginning Assets	$43,180	$59,862
Sales	14,739	18,403
Redemptions	(16,608)	(29,869)
Net Sales (Redemptions)	(1,869)	(11,466)
Net Exchanges	(91)	(63)
Impact of Foreign Exchange[1]	95	(253)
Market Gains and (Losses)[2]	2,593	(4,900)
Ending Assets	$43,908	$43,180

Fixed-Income Separate Accounts
Beginning Assets	$43,563	$37,688
Sales[3]	12,070	9,613
Redemptions[3]	(7,284)	(4,857)
Net Sales (Redemptions)[3]	4,786	4,756
Net Exchanges	(22)	(1)
Acquisitions/(Dispositions)	0	3,524
Impact of Foreign Exchange[1]	33	(68)
Market Gains and (Losses)[2]	2,652	(2,336)
Ending Assets	$51,012	$43,563

Total Fixed-Income
Beginning Assets	$86,743	$97,550
Sales[3]	26,809	28,016
Redemptions[3]	(23,892)	(34,726)
Net Sales (Redemptions)[3]	2,917	(6,710)
Net Exchanges	(113)	(64)
Acquisitions/(Dispositions)	0	3,524
Impact of Foreign Exchange[1]	128	(321)
Market Gains and (Losses)[2]	5,245	(7,236)
Ending Assets	$94,920	$86,743
1    Reflects the impact of translating non-USD denominated AUM into USD for reporting purposes.
2    Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
3    For Separate Accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Alternative / Private Markets Fund and Separate Account Assets

in millions for the years ended December 31,	2023	2022
Alternative / Private Markets Funds
Beginning Assets	$13,050	$14,788
Sales	2,272	2,562
Redemptions	(2,878)	(3,150)
Net Sales (Redemptions)	(606)	(588)
Net Exchanges	14	1
Impact of Foreign Exchange[1]	585	(1,463)
Market Gains and (Losses)[2]	(664)	312
Ending Assets	$12,379	$13,050

Alternative / Private Markets Separate Accounts
Beginning Assets	$7,752	$8,132
Sales[3]	996	1,271
Redemptions[3]	(280)	(565)
Net Sales (Redemptions)[3]	716	706
Net Exchanges	(23)	0
Impact of Foreign Exchange[1]	396	(854)
Market Gains and (Losses)[2]	(669)	(232)
Ending Assets	$8,172	$7,752

Total Alternative / Private Markets
Beginning Assets	$20,802	$22,920
Sales[3]	3,268	3,833
Redemptions[3]	(3,158)	(3,715)
Net Sales (Redemptions)[3]	110	118
Net Exchanges	(9)	1
Impact of Foreign Exchange[1]	981	(2,317)
Market Gains and (Losses)[2]	(1,333)	80
Ending Assets	$20,551	$20,802
1    Reflects the impact of translating non-USD denominated AUM into USD for reporting purposes.
2    Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
3    For Separate Accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Multi-Asset Fund and Separate Account Assets

in millions for the years ended December 31,	2023	2022
Multi-Asset Funds
Beginning Assets	$2,851	$3,608
Sales	142	241
Redemptions	(530)	(559)
Net Sales (Redemptions)	(388)	(318)
Net Exchanges	11	8
Market Gains and (Losses)[1]	256	(447)
Ending Assets	$2,730	$2,851

Multi-Asset Separate Accounts
Beginning Assets	$138	$172
Sales[2]	2	2
Redemptions[2]	(18)	(13)
Net Sales (Redemptions)[2]	(16)	(11)
Market Gains and (Losses)[1]	15	(23)
Ending Assets	$137	$138

Total Multi-Asset
Beginning Assets	$2,989	$3,780
Sales[2]	144	243
Redemptions[2]	(548)	(572)
Net Sales (Redemptions)[2]	(404)	(329)
Net Exchanges	11	8
Market Gains and (Losses)[1]	271	(470)
Ending Assets	$2,867	$2,989
1    Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
2    For Separate Accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Total Long-Term Assets

in millions for the years ended December 31,	2023	2022
Total Long-Term Fund Assets
Beginning Assets	$102,423	$135,294
Sales	26,191	34,002
Redemptions	(34,003)	(48,712)
Net Sales (Redemptions)	(7,812)	(14,710)
Net Exchanges	3	(85)
Impact of Foreign Exchange[1]	1,025	(2,624)
Market Gains and (Losses)[2]	5,891	(15,452)
Ending Assets	$101,530	$102,423

Total Long-Term Separate Accounts Assets
Beginning Assets	$89,634	$85,672
Sales[3]	21,762	22,075
Redemptions[3]	(18,337)	(15,901)
Net Sales (Redemptions)[3]	3,425	6,174
Net Exchanges	6	(29)
Acquisitions/(Dispositions)	0	3,524
Impact of Foreign Exchange[1]	622	(1,635)
Market Gains and (Losses)[2]	2,412	(4,072)
Ending Assets	$96,099	$89,634

Total Long-Term Assets
Beginning Assets	$192,057	$220,966
Sales[3]	47,953	56,077
Redemptions[3]	(52,340)	(64,613)
Net Sales (Redemptions)[3]	(4,387)	(8,536)
Net Exchanges	9	(114)
Acquisitions/(Dispositions)	0	3,524
Impact of Foreign Exchange[1]	1,647	(4,259)
Market Gains and (Losses)[2]	8,303	(19,524)
Ending Assets	$197,629	$192,057
1    Reflects the impact of translating non-USD denominated AUM into USD for reporting purposes.
2    Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
3    For Separate Accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Federated Hermes’ average asset mix year-over-year across both asset classes and product/strategy types have a direct impact on Federated Hermes’ operating income. Asset mix impacts Federated Hermes’ total revenue due to the difference in the fee rates earned on each asset class and product/strategy type per invested dollar, and certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size of the customer relationship. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset class and product/strategy type over the last three years:

	Percent of Total Average Managed Assets			Percent of Total Revenue
	2023	2022	2021	2023	2022	2021
By Asset Class
Money Market	72%	69%	66%	47%	40%	19%
Equity	12%	13%	16%	30%	36%	52%
Fixed-Income	13%	14%	14%	12%	14%	18%
Alternative / Private Markets	3%	3%	3%	9%	7%	8%
Multi-Asset	0%	1%	1%	1%	2%	2%
Other	0%	0%	0%	1%	1%	1%
By Product/Strategy Type
Funds:
Money Market	52%	47%	46%	44%	37%	15%
Equity	6%	7%	9%	23%	28%	41%
Fixed-Income	6%	8%	9%	9%	12%	15%
Alternative / Private Markets	2%	2%	2%	7%	4%	5%
Multi-Asset	0%	1%	1%	1%	2%	2%
Other	0%	0%	0%	0%	0%	0%
Separate Accounts:
Money Market	20%	22%	20%	3%	3%	4%
Equity	6%	6%	7%	7%	8%	11%
Fixed-Income	7%	6%	5%	3%	2%	3%
Alternative / Private Markets	1%	1%	1%	2%	3%	3%
Multi-Asset	0%	0%	0%	0%	0%	0%
Other	0%	0%	0%	1%	1%	1%
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
Average managed assets increased 12% for 2023 as compared to 2022. Period-end managed assets increased 13% at December 31, 2023 as compared to December 31, 2022, with an increase in money market and fixed-income assets, partially offset by decreases in equity assets. Total average money market assets increased 18% for 2023 compared to 2022. Period-end money market assets increased 17% at December 31, 2023 as compared to December 31, 2022. Average equity assets decreased 4% for 2023 as compared to 2022. Period-end equity assets decreased 3% at December 31, 2023 as compared to December 31, 2022 primarily due to net redemptions, partially offset by market appreciation. Average fixed-income assets decreased 1% for 2023 as compared to 2022. Period-end fixed-income assets increased 9% at December 31, 2023 as compared to December 31, 2022 primarily due to market appreciation and net sales. Average alternative/private markets assets decreased 3% for 2023 as compared to 2022. Period-end alternative/private markets assets decreased 1% at December 31, 2023 as compared to December 31, 2022 primarily due to market depreciation.
Stocks and bonds stumbled in the fourth quarter on concerns that the Fed would hold interest rates higher for longer than necessary, pushing the U.S. into a recession. The S&P 500, Dow Jones and Nasdaq slipped to around 4,100, 32,400 and 12,600, respectively, in the last full week of October, and the U.S. 10-year Treasury yield briefly hit 5%. However, multiple measures showed that inflation continued to decline and market sentiment reversed course, pricing in rate cuts in 2024 and rallying. Optimism intensified in December after the Fed eschewed a rate hike, keeping the target range at 5.25% - 5.50% throughout the quarter, and projected three quarter-point cuts in 2024. For the quarter, the S&P rose 11.2%, the Dow 12.7%, and the Nasdaq 12.8%, respectively, while the U.S. 10-year Treasury yield ended at 3.88% and Bloomberg US Aggregate Bond Index returned 6.8%.

For an explanation of the changes in managed assets at December 31, 2022 compared to December 31, 2021 and changes in average managed assets for 2022 as compared to 2021, see Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Highlights.
Results of Operations
For an explanation of changes for 2022 as compared to 2021, see Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2022, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.
Revenue. Revenue increased $163.8 million in 2023 as compared to 2022 primarily due to (1) an increase in money market revenue of $86.2 million due to a change in average assets and product structures (partially offset by Distribution expense), (2) a decrease of $85.3 million in Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to expense and the net pre-tax impact) and (3) an increase in carried interest of $53.2 million (partially offset in Compensation and Related expense). These increases were partially offset by a decrease in revenue of $67.7 million due to lower long-term average assets.
Federated Hermes’ ratio of revenue to average managed assets was 0.23% for both 2023 and 2022. The rate was flat primarily due to the increase in revenue from the elimination of Voluntary Yield-related Fee Waivers and an increase in carried interest, offset by a decrease in revenue from lower average equity and fixed-income assets during 2023 as compared to 2022.
Operating Expenses. Total operating expenses for 2023 increased $113.0 million compared to 2022. Distribution expense increased $56.6 million primarily related to an increase of $66.5 million resulting from the elimination of Voluntary Yield-related Fee Waivers (see Business Developments - Low Short-Term Interest Rates for additional information, including the impact to revenue and the net pre-tax impact), partially offset by a $7.4 million decrease due to lower long-term average assets. Compensation and Related expense increased $50.7 million primarily related to consolidated carried interest vehicles ($34.2 million) and increased staff and compensation rates ($13.4 million). Professional Service Fees increased $11.8 million primarily due to legal fees ($4.8 million) and increased spending on technology initiatives ($3.0 million). Intangible Asset Related expense decreased $30.2 million primarily due to the intangible asset impairment in 2022. See Note (10) to the Consolidated Financial Statements for additional information on this impairment. Other expense increased $11.0 million primarily due to the costs associated with an infrastructure fund restructuring.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net, increased $54.4 million in 2023 as compared to 2022. The increase is primarily due to (1) a $41.9 million increase in Gain (Loss) on Securities, net due primarily to an increase in the market value of investments in 2023 as compared to a decrease in the market value of investments in 2022 and (2) an increase of $13.6 million in Investment Income, net primarily due to an increase in yield on investments due to rising interest rates.
Income Taxes. The income tax provision for 2023 and 2022 was $106.6 million and $71.7 million, respectively. The provision for 2023 increased $34.9 million as compared to 2022 primarily as a result of higher income before income taxes. The effective tax rate was 25.9% for 2023 and 23.4% for 2022. The increase in the effective tax rate was primarily due to an increase in the valuation allowance on certain foreign deferred tax assets (1.0%) and nondeductible expenses associated with the restructuring of an infrastructure fund (0.9%) in 2023 and a write-off of a foreign subsidiary (0.8%) in 2022. See Note (16) to the Consolidated Financial Statements for additional information on the effective tax rate, as well as other tax disclosures.
Pillar Two legislation has been enacted or substantively enacted in certain jurisdictions Federated Hermes operates. The legislation will be effective for the financial year beginning January 1, 2024. Federated Hermes is in scope of the enacted or substantively enacted legislation and has performed an assessment of its potential exposure to Pillar Two income taxes based on the most recent tax filings, country-by-country report and financial statements for the constituent entities of Federated Hermes. Based on the assessment, the Pillar Two effective tax rates in most of the jurisdictions in which Federated Hermes operates are above 15%. However, there are a limited number of jurisdictions where the transitional safe harbor relief does not apply, and the Pillar Two effective tax rate is close to 15%. Federated Hermes does not expect a material exposure to Pillar Two income taxes in those jurisdictions.
Net Income Attributable to Federated Hermes, Inc. Net income increased $59.5 million in 2023 as compared to 2022 primarily as a result of the changes in revenue, operating expenses, nonoperating income (expenses) and income taxes noted

above. Diluted earnings per share for 2023 increased $0.75 as compared to 2022 primarily due to increased net income ($0.67), and a decrease in the number of weighted average shares primarily due to share repurchases ($0.08).
Liquidity and Capital Resources
Liquid Assets. At December 31, 2023, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $656.4 million as compared to $559.5 million at December 31, 2022. The change in liquid assets is discussed below.
At December 31, 2023, Federated Hermes’ liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that can have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and certain other countries subject to economic sanctions. Federated Hermes’ experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $324 million in AUM) that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes’ credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $311.8 million for 2023 as compared to $323.9 million for 2022. The decrease of $12.1 million was primarily due to (1) an increase in cash paid related to the $56.6 million increase in Distribution expense previously discussed, (2) an increase in cash paid related to the $50.7 million increase in Compensation and Related expense previously discussed, (3) an increase of $23.1 million in cash paid for taxes, (4) a $17.9 million payment representing a settlement with affected shareholders related to an administrative error (see Note (21) to the Consolidated Financial Statements for additional information), (5) a net increase of $14.2 million in cash paid for trading securities for 2023 as compared to 2022, (6) an increase of $4.5 million in cash paid for interest primarily related to the $350 million Notes issued in March 2022 and (7) an increase in cash paid of $4.0 million related to an infrastructure fund restructuring. These decreases in cash were partially offset by an increase in cash received related to the $163.8 million increase in revenue previously discussed.
Cash Used by Investing Activities. In 2023, net cash used by investing activities was $30.6 million which primarily represented $58.0 million paid for purchases of Investments—Affiliates and Other and $7.9 million paid for property and equipment, offset by $35.3 million in cash received from redemptions of Investments—Affiliates and Other.
Cash Used by Financing Activities. In 2023, net cash used by financing activities was $243.1 million. Of this amount, Federated Hermes paid (1) $177.1 million to repurchase shares of Class B common stock primarily in connection with its stock repurchase programs (see Note (15) to the Consolidated Financial Statements for additional information), (2) $98.1 million or $1.11 per share in dividends to holders of its common shares and (3) $40.0 million of distributions to noncontrolling interests in subsidiaries. This activity was partially offset by $72.8 million of contributions from noncontrolling interests in subsidiaries.
Borrowings. On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350 million ($350 million Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. The entire principal amount of the $350 million Notes will become due March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of December 31, 2023, the outstanding balance of the $350 million Notes was $347.8 million, net of unamortized issuance costs in the amount of $2.2 million, and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were or will be used to supplement cash flow from operations, to fund share repurchases and potential acquisitions, to pay down outstanding debt and for other general corporate purposes. See Note (12) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
On July 30, 2021, Federated Hermes entered into an unsecured Fourth Amended and Restated Credit Agreement by and among Federated Hermes, certain of its subsidiaries as guarantors party thereto, a syndicate of eleven banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and Toronto-Dominion Bank, New York Branch as documentation agent (Credit Agreement). The Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. Borrowings under the Credit Agreement may be used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of December 31, 2023, Federated Hermes has $350 million available to borrow under the Credit Agreement. See Note (12) to the Consolidated Financial Statements for additional information.
Both the Note Purchase Agreement and Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the year ended December 31, 2023. An interest coverage ratio of at least 4 to 1 is required and, as of December 31, 2023, Federated Hermes’ interest coverage ratio was 39 to 1. A leverage ratio of no more than 3 to 1 is required and, as of December 31, 2023, Federated Hermes’ leverage ratio was 0.75 to 1.
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
Dividends. Cash dividends of $98.1 million, $97.9 million and $105.8 million were paid in 2023, 2022 and 2021, respectively, to holders of Federated Hermes common stock. All dividends were considered ordinary dividends for tax purposes.
Contractual Obligations. As of December 31, 2023, Federated Hermes has material future cash requirements from contractual and other obligations relating primarily to long-term debt and operating lease obligations. Further discussion of the nature of each obligation is included below.
Long-Term Debt Obligations. The entire principal amount of the $350 million Notes will become due no later than March 17, 2032. The interest rate is fixed at 3.29% per annum, payable semiannually. See Note (12) to the Consolidated Financial Statements for additional information.
Operating Lease Obligations. See Note (18) to the Consolidated Financial Statements for information on Federated Hermes’ operating lease obligations.
Purchase Obligations. Federated Hermes is a party to various contracts pursuant to which it receives certain services, including services for marketing and information technology, access to various fund-related information systems and research databases, trade order transmission and recovery services as well as other services. These contracts contain certain minimum noncancelable payments, cancellation provisions and renewal terms. Costs for such services are expensed as incurred. As of December 31, 2023, Federated Hermes had purchase obligations of approximately $37.0 million payable within 12 months and an additional $33.2 million thereafter.
Future Cash Needs. In addition to the contractual obligations described above, management expects that principal uses of cash will include funding business acquisitions and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, paying debt obligations, paying taxes, repurchasing company stock, developing and seeding new products and strategies, modifying existing products, strategies and relationships and maintaining regulatory liquidity and capital requirements. In addition, Federated Hermes expects to invest approximately $310 million (including the allocation of approximately $190 million in existing technology-related overhead, primarily the compensation expense of existing employees and an external spend of approximately $120 million) over the next three years to support a number of planned technology-driven initiatives. Any number of factors can cause Federated Hermes’ future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees could continue to increase.
On January 25, 2024, the board of directors declared a $0.28 per share dividend. The dividend was payable to shareholders of record as of February 8, 2024, resulting in $23.7 million being paid on February 15, 2024.
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
Investments—Consolidated Investment Companies at December 31, 2023 decreased $37.9 million from December 31, 2022 primarily due to a decrease of $45.3 million related to the deconsolidation of two variable interest entities (VIE) and a voting rights entity (VRE) in 2023. This decrease was partially offset by an increase of (1) $4.9 million related to the consolidation of a VIE and (2) $3.2 million of net appreciation on existing consolidated funds in 2023.
Investments—Affiliates and Other at December 31, 2023 increased $30.4 million from December 31, 2022 primarily due to (1) $18.9 million in net purchases, (2) $5.4 million in net appreciation and (3) an increase of $5.4 million related to the deconsolidation of a VIE which reclassified Federated Hermes' investments into Investments—Affiliates and Other.
Receivables, net at December 31, 2023 increased $17.7 million from December 31, 2022 primarily due to an insurance receivable excluding Federated Hermes' retention under the policy. See Note (21) to the Consolidated Financial Statements for additional information.
Receivables—Affiliates at December 31, 2023 increased $12.8 million from December 31, 2022 primarily due to the accrual for carried interest earned in December 31, 2023 which will be received in 2024.
Accounts Payable and Accrued Expenses at December 31, 2023 increased $14.4 million from December 31, 2022 primarily due to an accrual related to an infrastructure fund restructuring.
Accrued Compensation and Benefits at December 31, 2023 increased $8.6 million from December 31, 2022 primarily due to the 2022 accrued annual incentive compensation being paid in the first quarter 2023 ($120.3 million), partially offset by 2023 incentive compensation accruals recorded at December 31, 2023 ($123.5 million).

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
Indefinite-lived intangible assets are reviewed for impairment at the accounting unit level annually as of October 1, or when indicators of a potential impairment exist. Federated Hermes has combined certain indefinite-lived assets into three distinct units of accounting for impairment testing purposes. The factors considered in determining the asset grouping include, among others, the highest and best use of the assets and the inseparable nature of the cash flows. Such asset grouping determination is reconsidered annually and may change depending on the facts and circumstances. Federated Hermes’ current indefinite-lived intangible assets’ units of accounting are: (1) FHL right to manage public fund assets; (2) FHL trade name; and (3) all other rights to manage fund assets. Management may use a qualitative or quantitative approach which requires the weighting of positive and negative evidence collected through the consideration of various factors to determine whether it is more likely than not that an indefinite-lived intangible asset or asset group is impaired. In 2023 and 2022, management used both a quantitative and qualitative approach. Management considers macroeconomic and entity-specific factors, including projected AUM, projected revenue growth rates, projected pre-tax profit margins, tax rates, discount rates and, in the case of a trade name valuation, a royalty rate. In addition, management reconsiders on a quarterly basis whether events or circumstances indicate that a change in the useful life has occurred. Indicators of a possible change in useful life monitored by management generally include changes in the expected use of the asset, a significant decline in the level of managed assets, changes to legal, regulatory or contractual provisions of the rights to manage fund assets, the effects of obsolescence, demand, competition and other economic factors that could impact the funds’ projected performance and existence, and significant reductions in underlying operating cash flows.
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
The discounted cash flow method resulted in no impairment for the first three quarters of 2023 as the estimated fair value of this intangible asset exceeded the carrying value. As a result of a decrease in projected cash flows, a discounted cash flow analysis was prepared as of December 31, 2023 which resulted in the estimated fair value exceeding the carrying value by less than 5%. The key assumptions in the discounted cash flow analysis include revenue growth rates, pre-tax profit margins and the discount rate applied to the projected cash flows. The risk of future impairment increases with a decrease in projected cash flows and/or an increase in the discount rate.
As of December 31, 2023, assuming all other assumptions remain static, an increase or decrease of 10% in projected revenue growth rates would result in a corresponding change to estimated fair value of approximately 8%. An increase or decrease of 10% in pre-tax profit margins would result in a corresponding change to estimated fair value of approximately 12%. An increase or decrease in the discount rate of 25 basis points would result in an inverse change to estimated fair value of approximately 3%. Any market volatility and other events related to geopolitical or other unexpected events could further reduce the AUM, revenues and earnings associated with this intangible asset and can result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which can result in an impairment. For additional information on risks related to geopolitical or other unexpected events, see Item 1A - Risk Factors - General Risk Factors - Other General Risks - Potential Adverse Effects of Unpredictable Events or Consequences.
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
Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility, while credit risk is the risk that an issuer of debt securities may default on its obligations. At December 31, 2023, Federated Hermes was exposed to interest-rate risk as a result of investments in debt securities held by certain consolidated investment companies and strategies ($52.0 million) and holding investments in fixed-income Federated Hermes Funds ($66.9 million). At December 31, 2023, management considered a hypothetical 300-basis-point fluctuation in interest rates. Management determined that the impact of such a fluctuation on these investments could impact Federated Hermes’ results of operations and financial condition by approximately $11 million. At December 31, 2023, these investments and additional investments in money market accounts ($324.4 million) exposed Federated Hermes to credit risk. At December 31, 2023, management considered a hypothetical 300-basis-point fluctuation in credit spreads. Management determined that such a fluctuation could impact Federated Hermes’ results of operations and financial condition by approximately $14 million.
Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss. Federated Hermes was exposed to price risk as a result of its $54.9 million investment in equity Federated Hermes Funds and Separate Accounts at December 31, 2023. Federated Hermes’ investment in these products and strategies represents its maximum exposure to loss. At December 31, 2023, management considered a hypothetical 20% fluctuation in fair value and determined that such a fluctuation on these investments could impact Federated Hermes’ results of operations and financial condition by approximately $11 million.
Foreign exchange risk is the risk that an investment’s value will change due to fluctuations in currency exchange rates. As of December 31, 2023, Federated Hermes was exposed to foreign exchange risk as a result of its investments in Federated Hermes Funds holding non-USD securities as well as non-USD operating cash accounts and receivables held by certain foreign operating subsidiaries of Federated Hermes ($42.2 million). Of these investments, cash accounts and receivables held at December 31, 2023, management considered a hypothetical 20% fluctuation in applicable foreign exchange rates and determined that such a fluctuation could impact Federated Hermes’ results of operations and financial condition by approximately $8 million.
Federated Hermes also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency risk when translated into USD upon consolidation. During 2023, Federated Hermes entered into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations related to FHL, a British Pound

Sterling-denominated subsidiary (combined notional amount of £84.3 million as of December 31, 2023). Management considered a hypothetical 20% fluctuation in the currency exchange rate and determined that such a fluctuation could impact Federated Hermes’ results of operations and financial condition by approximately $7 million.
In addition to market risks attributable to Federated Hermes’ investments, nearly all of Federated Hermes’ revenue is calculated based on AUM. Accordingly, changes in the market value of managed assets have a direct impact on Federated Hermes’ revenue. Declines in the fair values of these assets as a result of changes in the market or other conditions will negatively impact revenue and net income. Assuming the ratio of revenue from managed assets to average AUM for 2023 remained unchanged, a 20% decline in the average AUM would result in a corresponding 20% decline in revenue. Certain expenses, including distribution and compensation and related expenses, may not vary in proportion with changes in the market value of managed assets. As such, the impact on net income from a decline in the market values of managed assets can be greater or less than the percentage decline in the market value of managed assets. For further discussion of managed assets and factors that impact Federated Hermes’ revenue, see Item 1A - Risk Factors and sections included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - General and Asset Highlights.

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
Management assessed the effectiveness of Federated Hermes’ internal control over financial reporting as of December 31, 2023, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2023, Federated Hermes’ internal controls over financial reporting were effective. Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this annual report and has audited the effectiveness of the internal control over financial reporting.
Federated Hermes, Inc.

/s/ J. Christopher Donahue	/s/ Thomas R. Donahue
J. Christopher Donahue	Thomas R. Donahue
President and Chief Executive Officer	Chief Financial Officer

February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Federated Hermes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Federated Hermes, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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

Valuation of Indefinite-Lived Intangible Asset
Description of the Matter	At December 31, 2023, the Company had $158.6 million of an indefinite-lived intangible asset related to the right to manage public fund assets acquired in connection with the 2018 Federated Hermes Limited (FHL) acquisition (FHL indefinite-lived intangible asset). As described in Note 1(j) to the consolidated financial statements, indefinite-lived intangible assets are tested for impairment at the accounting unit level annually, or when indicators of potential impairment exist, to determine whether it is more likely than not that the accounting unit is impaired. The Company evaluated the FHL indefinite-lived intangible asset at December 31, 2023 in light of a decrease in management’s projected cash flows and determined that the fair value exceeded the carrying value.

Auditing the Company’s impairment test of the FHL indefinite-lived intangible asset was complex and judgmental due to the significant estimation uncertainty in determining the fair value of this accounting unit. The significant assumptions used to estimate the fair value included the discount rate and certain assumptions that form the basis of the projected cash flows, such as projected revenue growth rates and projected pre-tax profit margins. These significant assumptions are forward-looking and could be materially affected by future economic and market conditions.

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
February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Federated Hermes, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Federated Hermes, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Federated Hermes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 23, 2024

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

December 31,	2023	2022
ASSETS
Current Assets
Cash and Cash Equivalents	$383,180	$336,782
Investments—Consolidated Investment Companies	70,543	108,448
Investments—Affiliates and Other	106,952	76,524
Receivables, net of reserve of $21 and $21, respectively	75,721	58,068
Receivables—Affiliates	48,694	35,941
Prepaid Expenses	29,739	27,004
Other Current Assets	5,900	8,264
Total Current Assets	720,729	651,031
Long-Term Assets
Goodwill	807,156	800,417
Intangible Assets, net	409,449	409,157
Property and Equipment, net	30,711	35,743
Right-of-Use Assets, net	99,265	92,860
Other Long-Term Assets	34,534	31,271
Total Long-Term Assets	1,381,115	1,369,448
Total Assets	$2,101,844	$2,020,479
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$88,290	$73,901
Accrued Compensation and Benefits	158,392	149,760
Lease Liabilities	16,283	18,394
Other Current Liabilities	24,378	15,358
Total Current Liabilities	287,343	257,413
Long-Term Liabilities
Long-Term Debt	347,843	347,581
Long-Term Deferred Tax Liability, net	186,292	180,410
Long-Term Lease Liabilities	93,816	86,809
Other Long-Term Liabilities	32,453	40,753
Total Long-Term Liabilities	660,404	655,553
Total Liabilities	947,747	912,966
Commitments and Contingencies (Note (21))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	25,845	61,821
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders’ Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 99,505,456 Shares Issued	474,814	440,953
Additional Paid-in Capital from Treasury Stock Transactions	2	0
Retained Earnings	1,194,561	1,015,589
Treasury Stock, at Cost, 14,664,467 and 10,229,521 Shares Class B Common Stock, respectively	(521,403)	(365,363)
Accumulated Other Comprehensive Income (Loss), net of tax	(19,911)	(45,676)
Total Permanent Equity	1,128,252	1,045,692
Total Liabilities, Temporary Equity and Permanent Equity	$2,101,844	$2,020,479
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

Years Ended December 31,	2023	2022	2021
Revenue
Investment Advisory Fees, net—Affiliates	$870,831	$772,993	$656,958
Investment Advisory Fees, net—Other	244,952	238,638	259,026
Administrative Service Fees, net—Affiliates	343,332	294,557	306,639
Other Service Fees, net—Affiliates	134,429	121,383	61,326
Other Service Fees, net—Other	16,030	18,243	16,498
Total Revenue	1,609,574	1,445,814	1,300,447
Operating Expenses
Compensation and Related	563,388	512,713	532,492
Distribution	371,198	314,554	160,884
Systems and Communications	84,203	77,783	75,429
Professional Service Fees	69,514	57,747	60,331
Office and Occupancy	45,069	43,361	44,573
Advertising and Promotional	22,992	20,931	21,600
Travel and Related	15,409	12,456	5,337
Intangible Asset Related	13,870	44,066	13,823
Other	36,382	25,407	19,706
Total Operating Expenses	1,222,025	1,109,018	934,175
Operating Income	387,549	336,796	366,272
Nonoperating Income (Expenses)
Investment Income, net	22,559	8,973	3,171
Gain (Loss) on Securities, net	13,181	(28,696)	9,532
Debt Expense	(12,519)	(11,073)	(1,785)
Other, net	562	222	(900)
Total Nonoperating Income (Expenses), net	23,783	(30,574)	10,018
Income Before Income Taxes	411,332	306,222	376,290
Income Tax Provision	106,551	71,658	103,982
Net Income Including the Noncontrolling Interests in Subsidiaries	304,781	234,564	272,308
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	5,801	(4,932)	2,015
Net Income	$298,980	$239,496	$270,293
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic	$3.40	$2.65	$2.77
Earnings Per Common Share—Diluted	$3.40	$2.65	$2.75
Cash Dividends Per Share	$1.11	$1.08	$1.08
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

Years Ended December 31,	2023	2022	2021
Net Income Including the Noncontrolling Interests in Subsidiaries	$304,781	$234,564	$272,308

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	25,765	(62,038)	1,191
Temporary Equity
Foreign Currency Translation Gain (Loss)	585	(2,329)	(7,443)
Other Comprehensive Income (Loss), net of tax	26,350	(64,367)	(6,252)
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	331,131	170,197	266,056
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interest in Subsidiaries	6,386	(7,261)	(5,428)
Comprehensive Income Attributable to Federated Hermes, Inc.	$324,745	$177,458	$271,484
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Shares
	Class A	Class B	Treasury
Balance at January 1, 2021	9,000	99,331,443	10,174,013
Net Income (Loss)	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	1,225,363	(1,225,363)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0
Acquisition of Additional Equity of FHL	0	0	0
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	0
Purchase of Treasury Stock	0	(7,145,838)	7,145,838
Balance at December 31, 2021	9,000	93,410,968	16,094,488
Net Income (Loss)	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	2,321,592	(2,321,592)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0
Acquisition of Additional Equity of FHL	0	0	0
Retirement of Treasury Stock	0	0	(10,000,000)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	0
Purchase of Treasury Stock	0	(6,456,625)	6,456,625
Balance at December 31, 2022	9,000	89,275,935	10,229,521
Net Income (Loss)	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	883,496	(883,496)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0
Purchase of Treasury Stock	0	(5,318,442)	5,318,442
Balance at December 31, 2023	9,000	84,840,989	14,664,467
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Federated Hermes, Inc. Shareholders’ Equity
Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
$418,858	$0	$1,027,699	$(324,731)	$15,171	$1,136,997	$236,987
0	0	270,293	0	0	270,293	2,015
0	0	0	0	1,191	1,191	(7,443)
0	0	0	0	0	0	998,965
0	0	0	0	0	0	(985,248)
30,260	0	(24,518)	25,995	0	31,737	9,410
0	0	(105,729)	0	0	(105,729)	0
0	0	0	0	0	0	(4,926)
0	0	0	0	0	0	(167,302)
0	0	19,256	0	0	19,256	(19,256)
0	0	0	(239,728)	0	(239,728)	0
$449,118	$0	$1,187,001	$(538,464)	$16,362	$1,114,017	$63,202
0	0	239,496	0	0	239,496	(4,932)
0	0	0	0	(62,038)	(62,038)	(2,329)
0	0	0	0	0	0	55,171
0	0	0	0	0	0	(435)
34,724	(46)	(31,181)	32,652	0	36,149	707
0	0	(97,842)	0	0	(97,842)	0
0	0	0	0	0	0	(25,979)
0	3,518	0	34,049	0	37,567	(37,805)
(42,700)	(3,472)	(267,664)	313,836	0	0	0
0	0	(14,221)	0	0	(14,221)	14,221
0	0	0	(207,436)	0	(207,436)	0
$441,142	$0	$1,015,589	$(365,363)	$(45,676)	$1,045,692	$61,821
0	0	298,980	0	0	298,980	5,801
0	0	0	0	25,765	25,765	585
0	0	0	0	0	0	72,823
0	0	0	0	0	0	(75,225)
33,861	2	(22,003)	23,256	0	35,116	0
0	0	(98,005)	0	0	(98,005)	0
0	0	0	0	0	0	(39,960)
0	0	0	(179,296)	0	(179,296)	0
$475,003	$2	$1,194,561	$(521,403)	$(19,911)	$1,128,252	$25,845

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

Years Ended December 31,	2023	2022	2021
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$304,781	$234,564	$272,308
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Other Amortization	26,835	28,085	30,010
Share-Based Compensation Expense	33,947	34,798	30,294
Subsidiary Share-Based Compensation Expense	0	707	9,411
(Gain) Loss on Disposal of Assets	260	4,844	(6,964)
Provision (Benefit) for Deferred Income Taxes	4,252	(18,822)	18,163
Impairment of Intangible Asset	0	31,520	0
Net Unrealized (Gain) Loss on Investments	(13,423)	24,383	(1,965)
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(34,328)	(20,170)	(179,419)
Consolidation/(Deconsolidation) of Investment Companies	1,647	(20)	10,379
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	(27,568)	(4,367)	6,662
(Increase) Decrease in Prepaid Expenses and Other Assets	20,748	18,582	10,275
Increase (Decrease) in Accounts Payable and Accrued Expenses	14,627	4,669	(6,365)
Increase (Decrease) in Other Liabilities	(19,947)	(14,825)	(22,406)
Net Cash Provided (Used) by Operating Activities	311,831	323,948	170,383
Investing Activities
Purchases of Investments—Affiliates and Other	(57,999)	(22,644)	(9,429)
Cash Paid for Business Acquisitions, net of Cash Acquired	0	(28,111)	0
Cash Paid for Asset Acquisitions	0	0	(5,324)
Proceeds from Redemptions of Investments—Affiliates and Other	35,304	22,770	35,990
Cash Paid for Property and Equipment	(7,915)	(4,372)	(10,421)
Net Cash Provided (Used) by Investing Activities	(30,610)	(32,357)	10,816
Financing Activities
Dividends Paid	(98,093)	(97,915)	(105,764)
Purchases of Treasury Stock	(177,066)	(218,141)	(228,349)
Distributions to Noncontrolling Interests in Subsidiaries	(39,960)	(25,979)	(4,926)
Contributions from Noncontrolling Interests in Subsidiaries	72,823	55,171	107,635
Payments to Acquire Additional Equity in FHL	0	0	(165,886)
Cash paid for Business Acquisitions	(2,065)	(7,105)	(2,007)
Proceeds from New Borrowings	0	488,300	295,650
Payments on Debt	0	(361,650)	(147,300)
Other Financing Activities	1,274	(1,194)	1,475
Net Cash Provided (Used) by Financing Activities	(243,087)	(168,513)	(249,472)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	7,865	(20,174)	(2,311)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	45,999	102,904	(70,584)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	340,955	238,051	308,635
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	386,954	340,955	238,051
Less: Restricted Cash Recorded in Other Current Assets	3,498	3,773	4,419
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	276	400	305
Cash and Cash Equivalents	$383,180	$336,782	$233,327
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$108,639	$85,579	$91,925
Interest	$11,648	$7,184	$1,133
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2023, 2022 and 2021)
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
Federated Hermes has contractual arrangements with third parties to provide certain fund-related services. Management considers whether Federated Hermes is acting as the principal service provider or as an agent to determine whether its revenue should be recorded based on the gross amount received from the funds or net of Federated Hermes’ payments to third-party service providers. Federated Hermes is considered a principal service provider if it controls the service that is transferred to the customer. Alternatively, it would be considered an agent when it does not control the service, but rather arranges for the service to be provided by another party. Generally, the less the customer is directly involved with or participates in making decisions regarding the ultimate third-party service provider, the more supportive the facts are that Federated Hermes is acting as the principal in these transactions and should therefore report revenues on a gross basis. Nearly all of Federated Hermes’ revenue is recorded gross of payments made to third parties.
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
Consolidation of Variable Interest Entities
Federated Hermes has a controlling financial interest in a VIE and is, therefore, deemed to be the primary beneficiary of a VIE if it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Financial information for certain entities, whose primary purpose is to collect and distribute carried interest paid by foreign private equity and infrastructure funds (carried interest vehicles), is not available timely and is therefore consolidated on a one quarter lag, adjusted for any known material carried interest revenue and compensation transactions occurring through the balance sheet date.
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
The fair value of Federated Hermes’ investments is generally based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is generally based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. In the absence of observable market data inputs and/or value drivers, internally generated valuation techniques can be utilized in which one or more significant inputs or significant value drivers are unobservable in the marketplace. See Note (8) for additional information regarding the fair value of investments held as of December 31, 2023 and 2022.
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
In the case of FHL, prior to Federated Hermes acquiring the remaining shares of FHL in 2022, the noncontrolling interests primarily represented equity which was subject to put and call rights under a long-term incentive plan and award agreements with current and former employees, redeemable at the option of either the noncontrolling party or Federated Hermes at future predetermined dates, and therefore, not entirely within Federated Hermes’ control. The subsidiary’s net income or loss and related dividends were allocated to Federated Hermes and the noncontrolling interest holder based on their relative ownership percentages. The noncontrolling interests carrying value was adjusted on a quarterly basis to the higher of the carrying value or redemption value (fair value), as of the balance sheet date, through a corresponding adjustment to retained earnings. Management previously used an independent valuation expert to assist in estimating the redemption value (fair value) using three methodologies: (1) the discounted cash flow methodology under the income approach; (2) the guideline public company methodology under the market approach; and (3) the guideline public transaction methodology under the market approach. The estimated redemption value was derived from equally weighting the result of each of the three methodologies. The estimation of the redemption value included significant assumptions concerning: (1) projected AUM; (2) projected revenue growth rates; (3) projected pre-tax profit margins; (4) tax rates; and (5) discount rates.
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
(q) Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss), net of tax is reported on the Consolidated Balance Sheets and includes unrealized gains and losses on foreign currency translation adjustments.
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
Effective July 2, 2018, Federated Hermes established a non-public subsidiary share-based compensation plan for certain employees of FHL. The subsidiary granted equity awards in the form of restricted nonpublic subsidiary stock to certain members of the subsidiary’s management and other key employees. The grant date fair value of the awards was recognized as Compensation and Related expense in the Consolidated Statements of Income on a straight-line basis over the requisite service period of the awards and was adjusted for actual forfeitures as they occurred, with a corresponding adjustment to Redeemable Noncontrolling Interests in Subsidiaries in the Consolidated Balance Sheets. On March 14, 2022, Federated Hermes acquired the remaining shares of FHL. See Note (14) for additional information.
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
(v) Earnings Per Share
Basic and diluted earnings per share are calculated under the two-class method. Pursuant to the two-class method, unvested restricted shares of Federated Hermes’ Class B common stock with nonforfeitable rights to dividends are considered participating securities and are required to be considered in the computation of earnings per share. These unvested restricted shares, as well as the related dividends paid and their proportionate share of undistributed earnings, if any, are excluded from the computation of basic earnings per share, except for circumstances where shares vest upon retirement and the employee has reached retirement age. In addition to the amounts excluded from the basic earnings per share calculation, prior to Federated Hermes acquiring the remaining shares of FHL in 2022, net income available to unvested shareholders of a nonpublic consolidated subsidiary was excluded from the computation of diluted earnings per share.

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
(2) Recent Accounting Pronouncements
Recently Issued Accounting Guidance Not Yet Adopted
(a) Segment Reporting
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosures by expanding the frequency and extent of segment disclosures. The update is effective for Federated Hermes for the December 31, 2024 Form 10-K, and for interim periods starting in fiscal year 2025. Early adoption is permitted and requires the retrospective adoption method. Management is currently evaluating this ASU to determine its impact on Federated Hermes’ disclosures.
(b) Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updates income tax disclosures by requiring annual disclosures of disaggregated information, based on meeting a quantitative threshold, about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The update is effective for Federated Hermes for the December 31, 2025 Form 10-K, with early adoption permitted, and allows for either the prospective or retrospective adoption method. Management is currently evaluating this ASU to determine its impact on Federated Hermes’ disclosures.
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
Federated Hermes performed a valuation of the fair value of the CWH Acquisition. The accounting for this acquisition was finalized in the third quarter 2023. There were no changes to the provisional amounts for the acquired assets and assumed liabilities.
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

(4) Revenue from Contracts with Customers
The following table presents Federated Hermes’ revenue disaggregated by asset class:

(in thousands)	2023	2022	2021
Money market	$754,074	$575,261	$239,318
Equity	483,650	526,957	677,917
Fixed-income	189,280	206,794	237,702
Other[1]	182,570	136,802	145,510
Total Revenue	$1,609,574	$1,445,814	$1,300,447
1    Primarily includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), multi-asset and stewardship services revenue.
The following table presents Federated Hermes’ revenue disaggregated by performance obligation:

(in thousands)	2023	2022	2021
Asset Management[1]	$1,115,783	$1,011,631	$915,984
Administrative Services	343,332	294,557	306,639
Distribution[2]	126,350	112,356	49,600
Other[3]	24,109	27,270	28,224
Total Revenue	$1,609,574	$1,445,814	$1,300,447
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
3    Primarily includes shareholder service fees and stewardship services revenue.
The following table presents Federated Hermes’ revenue disaggregated by product type:

(in thousands)	2023	2022	2021
Federated Hermes Funds	$1,348,591	$1,188,933	$1,024,922
Separate Accounts	244,952	238,638	259,026
Other[1]	16,031	18,243	16,499
Total Revenue	$1,609,574	$1,445,814	$1,300,447
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at December 31, 2023. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to twelve months. Based on existing contracts and the applicable foreign exchange rates as of December 31, 2023, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
2024	$10,891
2025	2,507
2026	1,421
2027 and Thereafter	46
Total Remaining Unsatisfied Performance Obligations	$14,865

(5) Concentration Risk
The following information summarizes Federated Hermes’ revenue concentrations. See additional information on the risks related to such concentrations in Item 1A - Risk Factors (unaudited).
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes’ significant revenue concentration by asset class over the last three years:

	2023	2022	2021
Money Market Assets	47%	40%	19%
Equity Assets	30%	36%	52%
Fixed-Income Assets	12%	14%	18%
The change in the relative proportion of Federated Hermes’ revenue attributable to money market assets in 2023, as compared to the same period in 2022, was primarily the result of an increase in money market revenue due to the elimination of Voluntary Yield-related Fee Waivers and higher average money market assets. See section below entitled Low Short-Term Interest Rates.
The change in the relative proportion of Federated Hermes’ revenue attributable to equity and fixed-income assets in 2023, as compared to 2022, was primarily the result of increased money market revenue described above, as well as decreased equity revenue from lower average equity assets and decreased fixed-income revenue from lower average fixed-income assets and asset mix in 2023.
The change in the relative proportion of Federated Hermes’ revenue attributable to money market assets in 2022, as compared to the same period in 2021, was primarily the result of increased money market revenue primarily due to a decrease in Voluntary Yield-related Fee Waivers and lower average equity and fixed-income assets in 2022.
Low Short-Term Interest Rates
In March 2020, in response to disrupted economic activity as a result of the Pandemic, the FOMC of the Fed decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds was not sufficient to cover all of the fund’s operating expenses. Beginning in the first quarter 2020, Federated Hermes had implemented Voluntary Yield-related Fee Waivers. These waivers had been partially offset by related reductions in distribution expense as a result of Federated Hermes’ mutual understanding and agreement with third-party intermediaries to share the impact of the Voluntary Yield-related Fee Waivers. In response to global economic activity and elevated inflation levels, the FOMC raised the federal funds target rate multiple times in 2022 and 2023. The range is currently 5.25% - 5.50% as of the January 31, 2024 FOMC meeting. These rate increases eliminated the net negative pre-tax impact of the Voluntary Yield-related Fee Waivers in the second half of 2022.
For the year ended December 31, 2023, there were no Voluntary Yield-related Fee Waivers. For the year ended December 31, 2022, Voluntary Yield-related Fee Waivers totaled $85.3 million. These fee waivers were partially offset by related reductions in distribution expenses of $66.5 million, such that the net negative pre-tax impact to Federated Hermes was $18.8 million.
(b) Revenue Concentration by Investment Fund Strategy
The following table presents Federated Hermes’ revenue concentration by investment fund strategy over the last three years:

	2023	2022	2021
Federated Government Obligations Fund	14%	12%	5%
Federated Strategic Value Dividend strategy[1]	9%	10%	9%
Federated Hermes Kaufmann Fund and Federated Hermes Kaufmann Fund II	5%	7%	11%
1    Strategy includes Federated Hermes Funds and Separate Accounts.
A significant and prolonged decline in the AUM in these funds/strategy could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds/strategy.

(c) Revenue Concentration by Intermediary
Approximately 11% of Federated Hermes’ total revenue for both 2023 and 2022, and 3% for 2021, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. The increase in 2022 was primarily due to a decrease in Voluntary Yield-related Fee Waivers. Significant negative changes in Federated Hermes’ relationship with this intermediary could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
(6) Consolidation
The Consolidated Financial Statements include the accounts of Federated Hermes, certain Federated Hermes Funds, carried interest vehicles and other entities in which Federated Hermes holds a controlling financial interest. Federated Hermes is involved with various entities in the normal course of business that may be deemed to be VREs or VIEs. From time to time, Federated Hermes invests in Federated Hermes Funds for general corporate investment purposes or, in the case of newly launched products, in order to provide investable cash to establish a performance history. Federated Hermes’ investment in, and/or receivables from, these Federated Hermes Funds represents its maximum exposure to loss. The assets of each consolidated Federated Hermes Fund are restricted for use by that Federated Hermes Fund. Generally, neither creditors of, nor equity investors in, the Federated Hermes Funds have any recourse to Federated Hermes’ general credit. Given that the entities consolidated by Federated Hermes generally follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in the recognition of gains or losses for Federated Hermes.
In the ordinary course of business, Federated Hermes could implement fee waivers, rebates or expense reimbursements for various Federated Hermes Funds for competitive reasons (such as Voluntary Yield-related Fee Waivers or to maintain certain fund expense ratios/yields), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the years ended December 31, 2023, 2022 and 2021, Fee Waivers totaled $504.5 million, $563.2 million and $917.9 million, respectively, of which $389.3 million, $440.7 million and $775.6 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business could make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of money market Federated Hermes Funds. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund’s NAV, increase the market-based NAV per share of the fund’s portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and SEC guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the years ended December 31, 2023 or 2022 and no material contributions for the year ended December 31, 2021.
In accordance with Federated Hermes’ consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of December 31, 2023 and 2022.
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

(b) Consolidated Variable Interest Entities
As of December 31, 2023 and 2022, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes’ net interest in the consolidated VIEs at December 31:

(in millions)	2023	2022
Cash and Cash Equivalents	$10.1	$8.0
Investments—Consolidated Investment Companies	12.4	50.1
Receivables - Affiliates and Other	4.7	0.3
Other Current Assets	0.3	0.4
Other Long-Term Assets	13.8	13.4
Less: Liabilities	14.0	5.7
Less: Accumulated Other Comprehensive Income (Loss), net of tax	0.6	1.2
Less: Redeemable Noncontrolling Interests in Subsidiaries	11.6	49.5
Federated Hermes’ Net Interest in VIEs	$15.1	$15.8
Federated Hermes’ net interest in the consolidated VIEs represents the value of Federated Hermes’ economic ownership interest in those VIEs.
During the year ended December 31, 2023, Federated Hermes consolidated and/or deconsolidated various VIEs due to changes in its ownership in these VIEs. There was no material impact to the Consolidated Statements of Income as a result of these consolidations and deconsolidations on a net basis.
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
At December 31, 2023 and 2022, Federated Hermes’ maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $133.9 million and $101.7 million, respectively, (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $9.3 billion and $5.4 billion at December 31, 2023 and 2022, respectively. Of the Receivables—Affiliates at December 31, 2023 and 2022, $1.1 million and $0.7 million, respectively, related to non-consolidated VIEs and represented Federated Hermes’ maximum risk of loss from non-consolidated VIE receivables.
(7) Investments
At December 31, 2023 and 2022, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $99.5 million and $67.0 million, respectively, primarily in mutual funds which represent equity investments for Federated Hermes, and held investments in Separate Accounts of $7.5 million and $9.5 million at December 31, 2023 and 2022, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes’ investments held in Separate Accounts as of December 31, 2023 and 2022, were primarily composed of stocks of large domestic and foreign companies ($3.4 million for both periods) and domestic debt securities ($2.4 million and $4.6 million, respectively).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (6)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes’ Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of December 31, 2023 and 2022, were primarily composed of domestic and foreign debt securities ($59.1 million and $57.8 million, respectively), stocks of large foreign and domestic companies ($4.9 million and $45.3 million, respectively) and stocks of small and mid-sized domestic and foreign companies ($4.2 million and $3.3 million, respectively).

The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes’ investments:

(in thousands)	2023	2022	2021
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$8,969	$(7,896)	$642
Net Realized Gains (Losses)[1]	(1,734)	(7,333)	1,609
Net Gains (Losses) on Investments—Consolidated Investment Companies	7,235	(15,229)	2,251
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	4,454	(16,487)	1,323
Net Realized Gains (Losses)[1]	1,492	3,020	5,958
Net Gains (Losses) on Investments—Affiliates and Other	5,946	(13,467)	7,281
Gain (Loss) on Securities, net	$13,181	$(28,696)	$9,532
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

(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes’ financial assets and liabilities measured at fair value on a recurring basis at December 31:

(in thousands)	Level 1	Level 2	Level 3	Total
2023
Financial Assets
Cash and Cash Equivalents	$383,180	$0	$0	$383,180
Investments—Consolidated Investment Companies	11,402	59,141	0	70,543
Investments—Affiliates and Other	104,341	2,588	23	106,952
Other[1]	6,160	1,309	0	7,469
Total Financial Assets	$505,083	$63,038	$23	$568,144

Total Financial Liabilities[2]	$0	$0	$7,626	$7,626

2022
Financial Assets
Cash and Cash Equivalents	$336,782	$0	$0	$336,782
Investments—Consolidated Investment Companies	49,119	59,329	0	108,448
Investments—Affiliates and Other	71,369	5,130	25	76,524
Other[1]	6,538	469	0	7,007
Total Financial Assets	$463,808	$64,928	$25	$528,761

Total Financial Liabilities[2]	$27	$4	$8,439	$8,470
1    Amounts primarily consist of restricted cash, security deposits and derivative assets.
2    Amounts primarily consist of acquisition-related future contingent consideration liabilities.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at December 31, 2023 or 2022.
Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $333.3 million and $289.8 million at December 31, 2023 and 2022, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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

Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes could be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of December 31, 2023, acquisition-related future consideration liabilities of $7.6 million were primarily related to the CWH Acquisition and a business combination made in 2020 and were recorded in Other Current Liabilities ($4.0 million) and Other Long-Term Liabilities ($3.6 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes’ liability for future consideration payments related to these business combinations:

(in thousands)
Balance at December 31, 2022	$8,439
Changes in Fair Value	1,252
Contingent Consideration Payments	(2,065)
Balance at December 31, 2023	$7,626
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of December 31, 2023 and December 31, 2022, these investments totaled $19.9 million and $18.3 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2023.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes’ debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value, net of unamortized issuance costs in the amount of $2.2 million.
(9) Derivatives
Federated Hermes enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations related to FHL, a British Pound Sterling-denominated subsidiary. None of these forwards have been designated as hedging instruments for accounting purposes. As of December 31, 2023, Federated Hermes held foreign currency forwards with a combined notional amount of £84.3 million with expiration dates ranging from March 2024 through September 2024. Federated Hermes recorded $1.3 million in Other Current Assets on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2023.
As of December 31, 2022, Federated Hermes held foreign currency forward derivative instruments with a combined notional amount of £67.3 million with expiration dates ranging from March 2023 through September 2023. Federated Hermes recorded $0.5 million in Other Current Assets on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2022.
For the years ended December 31, 2023 and 2022 Federated Hermes recorded a $3.4 million realized gain and $15.4 million realized loss, respectively, to Operating Expenses - Other on the Consolidated Statements of Income for foreign currency forward transactions.

(10) Intangible Assets
(a) Indefinite-lived intangible assets
Indefinite-lived intangible assets are recorded in Intangible Assets, net on the Consolidated Balance Sheets and include rights to manage fund assets ($304.6 million and $295.6 million at December 31, 2023 and 2022, respectively) and trade names ($50.1 million and $47.6 million at December 31, 2023 and 2022, respectively). The increase in indefinite-lived intangible assets at December 31, 2023 as compared to December 31, 2022 is primarily a result of foreign exchange rate fluctuations on intangible assets denominated in a foreign currency.
The uncertainty caused by the Pandemic resulted in management determining that an indicator of potential impairment existed beginning in the first quarter 2020 for the FHL right to manage public fund assets acquired in connection with the 2018 FHL acquisition. Management used an income-based approach to valuation, the discounted cash flow method, in valuing the asset. As a result of continued increases in market interest rates and a decrease in near-term projected cash flows, a discounted cash flow analysis was prepared as of December 31, 2022 and resulted in a non-cash impairment charge of $31.5 million recorded in Operating Expenses - Intangible Asset Related on the Consolidated Statements of Income. A discounted cash flow analysis prepared as of December 31, 2023 did not result in an impairment. The FHL right to manage public fund assets totaled $158.6 million as of December 31, 2023.
(b) Finite-lived intangible assets
Finite-lived intangible assets primarily represent customer relationships and consist of the following at December 31:

(in thousands)	2023	2022
Cost	$118,905	$113,571
Accumulated Amortization	(64,112)	(47,650)
Carrying Value	$54,793	$65,921
The decrease in finite-lived intangible assets at December 31, 2023 as compared to December 31, 2022 primarily relates to amortization expense ($13.9 million), which was partially offset by foreign exchange translation ($2.5 million).
Amortization expense for finite-lived intangible assets was $13.9 million, $12.5 million and $13.8 million in 2023, 2022 and 2021, respectively, and was recorded in Operating Expenses - Other on the Consolidated Statements of Income.
Expected aggregate annual amortization expense for finite-lived intangible assets in each of the five succeeding years assuming no new acquisitions or impairments is shown in the table below:

(in thousands)
2024	$13,000
2025	12,923
2026	9,147
2027	5,787
2028	4,906
(c) Goodwill
Goodwill at December 31, 2023 increased $6.7 million from December 31, 2022 primarily as a result of foreign exchange rate fluctuations on goodwill denominated in a foreign currency.

(11) Property and Equipment
Property and equipment consisted of the following at December 31:

(in thousands)	Estimated Useful Life			2023	2022
Computer Software and Hardware	1	to	7 years	$85,054	$89,367
Leasehold Improvements	Up to term of lease			41,945	40,243
Transportation Equipment	14 years			17,851	17,851
Office Furniture and Equipment	4	to	15 years	5,713	7,922
Total Cost				150,563	155,383
Accumulated Depreciation				(119,852)	(119,640)
Property and Equipment, net				$30,711	$35,743
Depreciation expense was $13.0 million, $15.1 million and $15.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, and was recorded in Operating Expenses - Office and Occupancy on the Consolidated Statements of Income.
(12) Debt
Unsecured Senior Notes
On March 17, 2022, pursuant to the Note Purchase Agreement, Federated Hermes issued unsecured senior notes in the aggregate amount of $350 million, at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of December 31, 2023, $347.8 million, net of unamortized issuance costs in the amount of $2.2 million, was recorded in Long-Term Debt on the Consolidated Balance Sheets.
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
The Note Purchase Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the period ended December 31, 2023. See the Liquidity and Capital Resources section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) for additional information.
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
As of December 31, 2023, the interest on borrowings from the revolving credit facility is calculated at the term SOFR which includes a benchmark adjustment based on its historical relationship to LIBOR. The borrowings under the revolving credit facility may include up to $50 million for which interest is calculated at the daily SOFR plus a spread unless a base rate option is elected (Swing Line). Effective July 1, 2023, Federated Hermes began using SOFR as a replacement to LIBOR in order to calculate interest on borrowings, if any, as permitted by the Credit Agreement. This is only a change to the rate index used for future borrowings under the Credit Agreement due to the discontinuance of LIBOR in the market and is not an amendment to the Credit Agreement.
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, can elect to make discretionary principal payments. There was no activity on the Credit Agreement during 2023.
As of December 31, 2023 and 2022, there were no outstanding borrowings under the revolving credit facility. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender’s commitment. As of December 31, 2023, Federated Hermes has $350 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all covenants at and during the year ended December 31, 2023. See the Liquidity and Capital Resources section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) for additional information. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Third Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.
(13) Employee Benefit Plans
Federated Hermes offers defined contribution plans to its employees. The total expense for these plans recognized in Operating Expenses - Compensation and Related amounted to $14.4 million, $13.9 million and $14.4 million for 2023, 2022 and 2021, respectively.
(14) Share-Based Compensation
(a) Restricted Stock
Federated Hermes’ long-term stock-incentive compensation is provided under the Stock Incentive Plan (the Plan), as amended and subsequently approved by shareholders from time to time. Share-based awards are granted to reward Federated Hermes’ employees and non-management directors who have contributed to the success of Federated Hermes and to provide incentive to increase their efforts on behalf of Federated Hermes. Since the Plan’s inception, a total of 36.1 million shares of Class B common stock have been authorized for granting share-based awards in the form of restricted stock, stock options or other share-based awards. As of December 31, 2023, 3.8 million shares are available under the Plan.
Share-based compensation expense was $33.9 million, $34.8 million and $30.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The associated tax benefits recorded in connection with share-based compensation expense were $8.3 million, $8.2 million and $7.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, the maximum remaining unrecognized compensation expense related to share-based awards approximated $87.8 million which is expected to be recognized over a weighted-average period of approximately six years.
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

The following table summarizes activity of non-vested restricted stock awards for the year ended December 31, 2023:

	Restricted Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2023	4,536,758	$29.54
Granted[1]	876,296	34.20
Vested	(1,398,118)	29.49
Forfeited	(128,442)	29.66
Non-vested at December 31, 2023	3,886,494	$30.60
1    During 2023, Federated Hermes awarded 86,000 shares of restricted Class B common stock under the UK Sub-Plan that generally vest over a five-year period. Federated Hermes awarded 375,796 shares of restricted Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This bonus restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period. In addition, Federated Hermes awarded 414,500 shares of restricted Class B common stock under this same Plan that generally vest over a ten-year period.
Federated Hermes awarded 876,296 shares of restricted Class B common stock with a weighted-average grant-date fair value of $34.20 to employees during 2023; awarded 2,314,542 shares of restricted Class B common stock with a weighted-average grant-date fair value of $32.89 to employees during 2022; and awarded 1,218,613 shares of restricted Class B common stock with a weighted-average grant-date fair value of $30.07 to employees during 2021.
The total fair value of restricted stock vested during 2023, 2022 and 2021 was $49.5 million, $52.0 million and $35.0 million, respectively.
(b) Subsidiary Stock Plan
Effective July 2, 2018, Federated Hermes established a non-public subsidiary share-based compensation plan for certain employees of FHL. These awards, which were subject to continued-service vesting requirements, vested over a period of three to five years. The award holders had a right to exercise a put option to sell shares to Federated Hermes at fair value and Federated Hermes had a right to exercise a call option to acquire shares at fair value. Federated Hermes recognized compensation expense for this plan of $0.7 million and $9.4 million in Operating Expenses - Compensation and Related on the Consolidated Statements of Income for the years ended December 31, 2022 and 2021, respectively. No compensation expense for this plan was recognized for the year ended December 31, 2023.
On March 14, 2022, Federated Hermes acquired the remaining shares of FHL. Federated Hermes granted 1,183,066 shares of restricted Federated Hermes Class B common stock pursuant to award agreements to certain FHL employees in exchange for their beneficial interests in awards of restricted FHL shares held on March 14, 2022. These shares of Federated Hermes Class B common stock were reserved for issuance under the Plan. Federated Hermes also issued a combined 318,807 shares of treasury Federated Hermes Class B common stock to the trustee of a non-U.S. domiciled employee benefit trust, and a non-U.S. resident former FHL employee, in exchange for beneficial interests in the FHL shares held by them on March 14, 2022. The Federated Hermes shares now held by the employee benefit trust are to be used for future restricted stock awards for FHL management and key employees. As of December 31, 2023, 79,874 shares remain available in the employee benefit trust.
(15) Common Stock
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
(a) Dividends
Cash dividends of $98.1 million, $97.9 million and $105.8 million were paid in 2023, 2022 and 2021, respectively, to holders of Federated Hermes common stock. All dividends were considered ordinary dividends for tax purposes.

(b) Treasury Stock
In December 2021, the board of directors authorized a share repurchase program with no stated expiration date that allowed the repurchase of up to 7.5 million shares of Class B common stock. This program was fulfilled in September 2022. In June 2022, the board of directors authorized a share repurchase program with no stated expiration date that allowed the repurchase of up to 5.0 million shares of Class B common stock. This program was fulfilled in December 2023. In October 2023, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of December 31, 2023. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes’ board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the year ended December 31, 2023, Federated Hermes repurchased 5.3 million shares of its Class B common stock for $178.0 million ($2.7 million of which was accrued in Other Current Liabilities as of December 31, 2023), nearly all of which were repurchased in the open market. At December 31, 2023, 4.5 million shares remained available to be repurchased under this share repurchase program.
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
(16) Income Taxes
Federated Hermes files a consolidated federal income tax return. Financial statement tax expense is determined under the liability method.
Income Tax Provision consisted of the following expense/(benefit) components for the years ended December 31:

(in thousands)	2023	2022	2021
Current:
Federal	$91,194	$77,954	$73,351
State	11,645	11,946	9,498
Foreign	(540)	580	2,970
Total Current	102,299	90,480	85,819
Deferred:
Federal	3,686	(1,589)	3,457
State	(185)	(360)	551
Foreign	751	(16,873)	14,155
Total Deferred	4,252	(18,822)	18,163
Total	$106,551	$71,658	$103,982
The reconciliation between the statutory income tax rate and the effective tax rate consisted of the following for the years ended December 31:

	2023	2022	2021
Expected Federal Statutory Income Tax Rate	21.0%	21.0%	21.0%
Increase/(Decrease):
State and Local Income Taxes, net of Federal Benefit	2.4	2.9	1.9
Foreign Income Taxes	2.0	(1.8)	3.6
Non-Deductible Executive Compensation	1.0	1.2	1.2
Other	(0.5)	0.1	(0.1)
Effective Tax Rate	25.9%	23.4%	27.6%
The effective tax rate for 2023 increased to 25.9% as compared to the effective tax rate for 2022 of 23.4% primarily due to a valuation allowance on foreign deferred tax assets (1.0%), nondeductible expenses associated with the restructuring of an infrastructure fund (0.9%) and establishing a deferred tax asset in 2022 related to a write-off of a foreign subsidiary (0.8%).

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

(in thousands)	2023	2022
Deferred Tax Assets
Tax Net Operating Loss Carryforwards	$72,886	$69,634
Lease Liability	26,652	25,630
Compensation and Related	16,719	18,267
Other	2,647	5,619
Total Deferred Tax Assets	118,904	119,150
Valuation Allowance	(53,420)	(52,432)
Total Deferred Tax Asset, net of Valuation Allowance	$65,484	$66,718
Deferred Tax Liabilities
Intangible Assets	$216,093	$211,340
Right-of-Use Asset	24,589	23,201
Other	11,094	12,587
Total Gross Deferred Tax Liability	$251,776	$247,128
Net Deferred Tax Liability	$186,292	$180,410
At December 31, 2023, Federated Hermes had deferred tax assets related to state and foreign tax net operating loss carryforwards in certain taxing jurisdictions in the aggregate of $72.9 million. The state net operating losses will expire through 2043, while most foreign net operating losses do not expire. A valuation allowance has been recognized for $40.8 million (or 99.8%) of the deferred tax asset for state tax net operating losses, and for $12.6 million (or 39.5%) of the deferred tax asset for foreign tax net operating losses. The valuation allowances were recorded due to management’s belief that it is more likely than not that Federated Hermes will not realize the full benefit of these net operating losses. For the deferred tax asset, net of valuation allowance related to foreign net operating losses, management has relied on future reversals of temporary taxable differences to support the realizable portion of the deferred tax asset.
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
Federated Hermes’ remaining deferred tax assets as of December 31, 2023 and 2022 primarily related to lease liabilities reported pursuant to ASC 842 and U.S. compensation-related expenses that have been recognized for book purposes but are not yet deductible for tax purposes. Management believes that it is more likely than not that Federated Hermes will receive the full benefit of these deferred tax assets due to the expectation that Federated Hermes will generate taxable income well in excess of these amounts in the years they become deductible.
Federated Hermes and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in certain foreign jurisdictions. Based upon its review of these filings, there were no material unrecognized tax benefits as of December 31, 2023 or 2022. Therefore, there were no material changes during 2023, and no reasonable possibility of a significant increase or decrease in unrecognized tax benefits within the next twelve months. Federated Hermes’ U.S. federal tax returns for tax years 2020 to 2023 remain open to examination, while filings in its major state tax jurisdictions from tax years 2019 to 2023 generally remain open to examination.

(17) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes for the years ended December 31:

(in thousands, except per share data)	2023	2022	2021
Numerator
Net Income Attributable to Federated Hermes, Inc.	$298,980	$239,496	$270,293
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(13,981)	(11,828)	(10,858)
Total Net Income Attributable to Federated Hermes Common Stock - Basic	$284,999	$227,668	$259,435
Less: Total Net Income Available to Unvested Restricted Shareholders of a Nonpublic Consolidated Subsidiary	0	0	(1,580)
Total Net Income Attributable to Federated Hermes Common Stock - Diluted	$284,999	$227,668	$257,855
Denominator
Basic Weighted-Average Federated Hermes Common Stock[2]	83,858	85,762	93,754
Dilutive Impact from Non-forfeitable Restricted Stock	5	4	17
Diluted Weighted-Average Federated Hermes Common Stock[2]	83,863	85,766	93,771
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic[2]	$3.40	$2.65	$2.77
Net Income Attributable to Federated Hermes Common Stock - Diluted[2]	$3.40	$2.65	$2.75
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
(18) Leases
Federated Hermes has material operating leases related to its corporate headquarters in Pittsburgh, Pennsylvania. These leases expire in 2030 and have renewal options for additional periods through 2040. These leases include provisions for leasehold improvement incentives, rent escalation and certain penalties for early termination. In addition, Federated Hermes has various other operating lease agreements primarily for facilities. These leases are noncancelable and expire on various dates through the year 2036. Most leases include renewal options for additional rental periods that would end on various dates through 2041 and, in certain cases, escalation clauses. The value of the ROU assets and lease liabilities recognized do not include the consideration of any renewal options, as they are not yet reasonably certain to be exercised.
During the years ended December 31, 2023, 2022, and 2021, Federated Hermes recorded $19.5 million, $19.0 million and $19.0 million, respectively, in operating lease costs to Operating Expenses - Office and Occupancy on the Consolidated Statements of Income.
The following table reconciles future minimum undiscounted payments of the operating lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2023:

(in millions)
2024	$20.0
2025	17.8
2026	16.4
2027	15.7
2028	15.6
2029 and Thereafter	44.0
Total Undiscounted Lease Payments	$129.5
Present Value Adjustment[1]	(19.4)
Net Operating Lease Liabilities	$110.1
1    Calculated using the IBR for each lease.

The following information relates to the operating leases recorded on the Consolidated Balance Sheets as of December 31, 2023:

Weighted-average remaining lease term (in years)	7.7
Weighted-average discount rate (IBR)	3.9%
Cash paid in 2023 for the amounts included in the measurement of lease liabilities (in millions)	$20.4
(19) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2020	$15,171
Other Comprehensive Income (Loss)	1,191
Balance at December 31, 2021	$16,362
Other Comprehensive Income (Loss)	(62,038)
Balance at December 31, 2022	$(45,676)
Other Comprehensive Income (Loss)	25,765
Balance at December 31, 2023	$(19,911)

(20) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	FHL and other entities	Total
Balance at January 1, 2021	$24,246	$212,741	$236,987
Net Income (Loss)	304	1,711	2,015
Other Comprehensive Income (Loss), net of tax	0	(7,443)	(7,443)
Subscriptions—Redeemable Noncontrolling Interest Holders	997,556	1,409	998,965
Consolidation/(Deconsolidation)	(994,430)	9,182	(985,248)
Stock Award Activity	0	9,410	9,410
Distributions to Noncontrolling Interests in Subsidiaries	(3,017)	(1,909)	(4,926)
Acquisition of Additional Equity of FHL	0	(167,302)	(167,302)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests in FHL	0	(19,256)	(19,256)
Balance at December 31, 2021	$24,659	$38,543	$63,202
Net Income (Loss)	(6,320)	1,388	(4,932)
Other Comprehensive Income (Loss), net of tax	0	(2,329)	(2,329)
Subscriptions—Redeemable Noncontrolling Interest Holders	53,040	2,131	55,171
Consolidation/(Deconsolidation)	(435)	0	(435)
Stock Award Activity	0	707	707
Distributions to Noncontrolling Interests in Subsidiaries	(20,627)	(5,352)	(25,979)
Acquisition of Additional Equity of FHL	0	(37,805)	(37,805)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests in FHL	0	14,221	14,221
Balance at December 31, 2022	$50,317	$11,504	$61,821
Net Income (Loss)	5,311	490	5,801
Other Comprehensive Income (Loss), net of tax	(8)	593	585
Subscriptions—Redeemable Noncontrolling Interest Holders	72,463	360	72,823
Consolidation/(Deconsolidation)	(75,225)	0	(75,225)
Distributions to Noncontrolling Interests in Subsidiaries	(38,517)	(1,443)	(39,960)
Balance at December 31, 2023	$14,341	$11,504	$25,845
The activity in 2021 includes $892.1 million of contributions from noncontrolling interests in subsidiaries as a result of a purchase-in-kind investment into a previously consolidated VRE. This was a non-cash transaction and was therefore excluded from the Consolidated Statements of Cash Flows.
During 2022 and 2021, the FHL Redeemable Noncontrolling Interests in Subsidiaries carrying value was adjusted by $14.2 million and $19.3 million, respectively, to the current redemption value, assuming the FHL noncontrolling interests was redeemable at the balance sheet date. The noncontrolling interests were adjusted through a corresponding adjustment to retained earnings. On March 14, 2022, Federated Hermes acquired the remaining shares of FHL.
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
(b) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated Hermes guarantee certain financial obligations of Federated

Hermes, Inc., and of other consolidated subsidiaries, and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly-owned subsidiaries. In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes’ right to challenge the claim. Further, Federated Hermes’ obligations under these agreements can be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes’ obligations and the unique facts and circumstances involved in each particular agreement. As of December 31, 2023, management does not believe that a material loss related to any of these matters is reasonably possible.
(c) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of December 31, 2023, Federated Hermes does not believe that a material loss related to any of these claims is reasonably possible.
In addition, during the first quarter 2023, an administrative error was identified related to a failure to register certain shares of a Federated Hermes closed-end tender fund. Federated Hermes estimated a probable cost of $19.6 million as of December 31, 2023 related to correcting this issue, of which $17.9 million represents a settlement with affected shareholders that was paid during the second quarter 2023. During the first quarter 2023, Federated Hermes recorded $2.5 million to Operating Expenses - Other representing Federated Hermes' retention under the insurance policy. Management believes an insurance reimbursement of $15.9 million is probable based on the contractual terms of the insurance policies. Accordingly, $15.9 million has been recorded to Receivables, net at December 31, 2023. However, the insurance claim is now the subject of litigation with two of Federated Hermes’ insurance carriers. Changes to these estimates, which are contingent upon resolution of the insurance claim with the applicable insurers, could be materially different from the amount Federated Hermes has recorded.
(d) Other
In connection with the restructuring of an infrastructure fund, Federated Hermes purchased certain limited partners’ rights to receive future carried interest at fair value, which was calculated by a third-party, for $9.8 million and was included in Operating Expenses - Other in the second quarter 2023. Due to the restructuring, an existing clawback risk on previously earned carried interest was removed. The purchase of these carried interest rights and related legal and professional fees and other costs are not deductible for tax purposes. Negotiations for additional consideration continue with a subset of limited partners, with an additional $5.1 million in consideration being recorded in Operating Expenses - Other in the second half of 2023. The final consideration may be different from the amounts recorded and the difference could be material.

(22) Segment and Geographic Information
Federated Hermes operates in one operating segment, the investment management business.
Federated Hermes’ revenues from U.S. and non-U.S. operations were as follows for the years ended December 31:

(in thousands)	2023	2022	2021
U.S.	$1,291,959	$1,159,373	$953,620
Non-U.S.[1]	317,615	286,441	346,827
Total Revenue	$1,609,574	$1,445,814	$1,300,447
1    This represents revenue earned by non-U.S. domiciled subsidiaries, primarily in the UK.
Federated Hermes’ Right-of-Use Assets, net and Property and Equipment, net for U.S. and non-U.S. operations were as follows at December 31:

(in thousands)	2023	2022
U.S.	$100,719	$87,637
Non-U.S.[1]	29,257	40,966
Total Right-of-Use Assets, net and Property and Equipment, net[1]	$129,976	$128,603
1    This represents net assets of non-U.S. domiciled subsidiaries, primarily in the UK.
(23) Subsequent Events
On January 25, 2024, the board of directors declared a $0.28 per share dividend. The dividend was payable to shareholders of record as of February 8, 2024, resulting in $23.7 million being paid on February 15, 2024.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes’ President and CEO and Chief Financial Officer, of the effectiveness of Federated Hermes’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. Based upon that evaluation, the President and CEO and the Chief Financial Officer concluded that Federated Hermes’ disclosure controls and procedures were effective at December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in Federated Hermes’ internal control over financial reporting that occurred during the fourth quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, Federated Hermes’ internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
Insider Trading Arrangements
While certain officers have elected in advance to satisfy tax obligations arising from the vesting of awards of periodic and bonus restricted Federated Hermes Class B Common Stock through the sale of sufficient shares of such stock necessary to satisfy such tax obligations in the open-market, no director or officer adopted, modified or terminated a Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading arrangement during the fiscal quarter ended December 31, 2023.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth below) is contained in Federated Hermes’ Information Statement for the 2024 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Security Ownership – Delinquent Section 16(a) Reports, and is incorporated herein by reference.
Executive Officers
The information required by this Item with respect to Federated Hermes’ executive officers is contained in Item 1 of Part I of this Form 10-K under the caption Information about our Executive Officers.
Code of Ethics
In October 2003, Federated Hermes adopted a code of ethics for its senior financial officers. This code, updated in January 2024, meets the requirements provided by Item 406 of Regulation S-K and is incorporated by reference in Part IV,

Item 15(b) of this Form 10-K as Exhibit 14.04. The code of ethics is available at www.FederatedHermes.com. In the event that Federated Hermes amends or waives a provision of this code and such amendment or waiver relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K, Federated Hermes would post such information on its website.

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this Item is contained in Federated Hermes’ Information Statement for the 2024 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See Note (14) to the Consolidated Financial Statements for information regarding Federated Hermes’ share-based compensation plan as of December 31, 2023. Federated Hermes had no other plans to grant shares of Class B common stock to employees not approved by shareholders.
All other information required by this Item is contained in Federated Hermes’ Information Statement for the 2024 Annual Meeting of Shareholders under the caption Security Ownership and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is contained in Federated Hermes’ Information Statement for the 2024 Annual Meeting of Shareholders under the captions Related Person Transactions, Conflict of Interest Policies and Procedures and Board of Directors and Election of Directors and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Pittsburgh, PA, Auditor Firm ID: 42. The information required by this Item is contained in Federated Hermes’ Information Statement for the 2024 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
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
(b) Exhibits:
The following exhibits are filed or incorporated as part of this Form 10-K:

Exhibit Number	Description

2.01	Agreement and Plan of Merger, dated as of February 20, 1998, between Federated Investors and Federated (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-4 (File No. 333-48361))

2.02	Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.03	Amendment No. 1, dated April 11, 2001, to the Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.2 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.09	Share Sale Agreement, dated April 12, 2018, among BT Pension Scheme Trustees Limited, as trustee for and on behalf of the BT Pension Scheme, and Federated Holdings (UK) II Limited and Federated Investors, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated April 13, 2018 (File No. 001-14818))

2.10	Management Warranty Deed, dated April 12, 2018, among certain members of management of Hermes Fund Managers Limited, Federated Holdings (UK) II Limited and Federated Investors, Inc. (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K dated April 13, 2018 (File No. 001-14818))

3.04	Restated Articles of Incorporation of Federated Hermes, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K dated February 3, 2020 (File No. 001-14818))

3.07	Restated Bylaws of Federated Hermes, Inc. (incorporated by reference to Exhibit 3.1 to the March 31, 2020 Quarterly Report on Form 10-Q (File No. 001-14818))

4.01	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-4 (File No. 333-48361))

4.02	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-4 (File No. 333-48361))

4.05	Shareholder Rights Agreement, dated August 1, 1989, between Federated and The Standard Fire Insurance Company, as amended January 31, 1996 (incorporated by reference to Exhibit 4.06 to the Registration Statement on Form S-4 (File No. 333-48361))

4.06	Form of Federated Hermes, Inc. Class A Common Stock certificate, as amended January 31, 2020 (incorporated by reference to Exhibit 4.06 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

4.07	Form of Federated Hermes, Inc. Class B Common Stock certificate, as amended January 31, 2020 (incorporated by reference to Exhibit 4.07 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

4.08	Description of Federated Hermes, Inc. Securities (incorporated by reference to Exhibit 4.08 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

9.01	Voting Shares Irrevocable Trust dated May 31, 1989 (incorporated by reference to Exhibit 9.01 to the Registration Statement on Form S-4 (File No. 333-48361))

10.15	Federated Investors Tower Lease dated January 1, 1993 (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-4 (File No. 333-48361))

10.16	Federated Investors Tower Lease dated February 1, 1994 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-4 (File No. 333-48361))

10.19	Employment Agreement, dated December 28, 1990, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.08 to the Registration Statement on Form S-4 (File No. 333-48361))

10.41	Amendments No. 6, 5, 4, 3 and 2 to Federated Investors Tower Lease dated as of December 31, 2003; November 10, 2000; June 30, 2000; February 10, 1999; and September 19, 1996 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.67	ISDA Master Agreement and schedule between Federated Investors, Inc. and PNC Bank National Association related to the $425,000,000 forward-starting interest rate swap, entered into on March 30, 2010 and effective April 9, 2010 (incorporated by reference to Exhibit 10.2 to the June 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

10.68	ISDA Master Agreement and schedule between Federated Investors, Inc. and Citibank, N.A. related to the $425,000,000 forward-starting interest rate swap, entered into on March 30, 2010 and effective April 9, 2010 (incorporated by reference to Exhibit 10.3 to the June 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

10.69	Employment Agreement, dated July 6, 1983, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.69 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-14818))

10.72	Amendments No. 8 and 7 to Federated Investors Tower Lease dated as of September 9, 2011 and August 15, 2007 (incorporated by reference to Exhibit 10.1 to the September 30, 2011 Quarterly Report on Form 10-Q (File No. 001-14818))

10.78	Federated Investors, Inc. Employee Stock Purchase Plan, amended as of January 1, 2016 (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-14818))

10.80	Amendment No. 9 to Federated Investors Tower Lease dated as of September 9, 2016 (incorporated by reference to Exhibit 10.1 to the September 30, 2016 Quarterly Report on Form 10-Q (File No. 001-14818))

10.82	Employment Agreement, dated October 22, 1990, between Federated Securities Corp. and an executive officer (incorporated by reference to Exhibit 10.82 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-14818))

10.83	2016 Restricted Stock Award Agreement, dated June 15, 2016, by and between Federated Investors, Inc. and an executive officer (incorporated by reference to Exhibit 10.83 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-14818))

10.86	Federated Investors, Inc. Stock Incentive Plan, as amended, as approved by shareholders on April 26, 2018 (incorporated by reference to Exhibit 10.1 to the March 31, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.90	UK Sub-Plan to the Federated Investors, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.91	Form of Restricted Stock Award Agreement for UK Sub-Plan (incorporated by reference to Exhibit 10.2 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.116	Form of Hermes Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.23 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.117	Employment Contract dated June 25, 2018 between Hermes Fund Managers Limited and an executive officer (incorporated by reference to Exhibit 10.24 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.118	Hermes Fund Managers Limited Long Term Incentive Plan adopted on July 2, 2018 (incorporated by reference to Exhibit 10.25 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.119	Hermes Fund Managers Limited Co-investment Scheme Rules 2018 (incorporated by reference to Exhibit 10.26 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.120	Transaction Agreement, dated as of May 6, 2019, by and between Federated Investors, Inc. and PNC Capital Advisors, LLC (incorporated by reference to Exhibit 10.1 to the June 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.121	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.1 to the September 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.122	Form of Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (incorporated by reference to Exhibit 10.2 to the September 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.123	Federated Hermes, Inc. Employee Stock Purchase Plan, amended as of January 31, 2020 (incorporated by reference to Exhibit 10.123 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.124	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.124 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.125	Form of Restricted Stock Award Agreement for UK Sub-Plan (incorporated by reference to Exhibit 10.125 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.126	Form of Bonus Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.126 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.127	Form of Bonus Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (incorporated by reference to Exhibit 10.127 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.128	Federated Hermes, Inc. Annual Incentive Plan, as amended as of January 31, 2020 (incorporated by reference to Exhibit 10.128 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.129	Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 31, 2020 (incorporated by reference to Exhibit 10.129 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.130	UK Sub-Plan to the Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 31, 2020 (incorporated by reference to Exhibit 10.130 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.131	Amendment No. 10 to Federated Hermes Tower Lease dated as of February 21, 2020 (incorporated by reference to Exhibit 10.131 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.132	Hermes Fund Managers Limited Co-investment Scheme Rules - Addendum (incorporated by reference to Exhibit 10.132 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-14818))

10.133	The Fourth Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Federated Hermes, Inc. certain subsidiaries as guarantors party thereto, the banks as lenders party thereto, and PNC Bank, National Association, PNC Capital Markets LLC, Citigroup Global Markets, Inc., Citibank, N.A. and Toronto-Dominion Bank, New York Branch (incorporated by reference to Exhibit 10.1 to the June 30, 2021 Quarterly Report on Form 10-Q (File No. 001-14818))

10.134	Federated Hermes, Inc. Stock Incentive Plan, amended as of January 7, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 7, 2022 (File No. 001-14818))

10.135	UK Sub-Plan to the Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 27, 2022 (incorporated by reference to Exhibit 10.135 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.136	Form of Restricted Stock Award Agreement (Pool A and Pool B) for UK Sub-Plan (incorporated by reference to Exhibit 10.136 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.137	Form of Restricted Stock Award Agreement (Pool A) for UK Sub-Plan (incorporated by reference to Exhibit 10.137 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.138	Form of Restricted Stock Award Agreement (Pool A) for Singapore (incorporated by reference to Exhibit 10.138 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.139	Form of Restricted Stock Award Agreement (Retiring Employee) for UK Sub-Plan (incorporated by reference to Exhibit 10.139 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.140	Federated Hermes, Inc. $350,000,000 3.29% Senior Notes due March 17, 2032 Note Purchase Agreement dated March 17, 2022 (incorporated by reference to Exhibit 10.1 to the March 31, 2022 Quarterly Report on Form 10-Q (File No. 001-14818))

10.141	Asset Purchase Agreement among Federated Hermes, Inc., C.W. Henderson & Associates, Inc. and the owners dated as of July 15, 2022 (incorporated by reference to Exhibit 10.1 to the June 30, 2022 Quarterly Report on Form 10-Q (File No. 001-14818))

10.142	First Amendment, dated September 30, 2022, to the Asset Purchase Agreement dated as of July 15, 2022, by and among Federated Hermes, Inc., C.W. Henderson & Associates, Inc. and the owners (incorporated by reference to Exhibit 10.142 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-14818))

10.143	Federated Hermes Co-Investment Scheme Rules 2023 (incorporated by reference to Exhibit 10.1 to the March 31, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.144	Federated Hermes, Inc. Annual Incentive Plan, as amended October 26, 2023 (incorporated by reference to Exhibit 10.1 to the September 30, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.145	Federated Hermes, Inc. Stock Incentive Plan, as amended October 26, 2023 (incorporated by reference to Exhibit 10.2 to the September 30, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.146	Form of 2023 Restricted Stock Award Agreement for Federated Hermes, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the September 30, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.147	UK Sub-Plan to the Federated Hermes, Inc. Stock Incentive Plan, as amended as of October 26, 2023 (incorporated by reference to Exhibit 10.4 to the September 30, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.148	Form of 2023 Restricted Stock Award Agreement for UK Sub-Plan (incorporated by reference to Exhibit 10.5 to the September 30, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.149	Form of Cash Award Agreement for Non-U.S. Employee for Federated Hermes, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the September 30, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.150	Amendment No. 11 to Federated Investors Tower Lease dated February 21, 2023 (filed herewith)

10.151	Federated Hermes, Inc. Incentive Compensation Recovery Policy (filed herewith)

10.152	Form of 2023 Bonus Restricted Stock Award Agreement for Federated Hermes, Inc. Stock Incentive Plan (filed herewith)

10.153	Form of 2023 Bonus Restricted Stock Award Agreement for UK Sub-Plan (filed herewith)

14.04	Federated Hermes, Inc. Code of Ethics for Senior Financial Officers, as amended as of January 25, 2024 (filed herewith)

21.01	Subsidiaries of the Registrant (filed herewith)

23.01	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

The following XBRL documents are filed herewith:
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED HERMES, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date:	February 23, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Christopher Donahue	President, Chief Executive Officer, Chairman	February 23, 2024
J. Christopher Donahue	and Director (Principal Executive Officer)

/s/ Thomas R. Donahue	Chief Financial Officer and Director	February 23, 2024
Thomas R. Donahue	(Principal Financial Officer)

/s/ Richard A. Novak	Principal Accounting Officer	February 23, 2024
Richard A. Novak

/s/ Joseph C. Bartolacci	Director	February 23, 2024
Joseph C. Bartolacci

/s/ Michael J. Farrell	Director	February 23, 2024
Michael J. Farrell

/s/ John B. Fisher	Director	February 23, 2024
John B. Fisher

/s/ Marie Milie Jones	Director	February 23, 2024
Marie Milie Jones

EXHIBIT INDEX

Exhibit Number	Description

10.150	Amendment No. 11 to Federated Investors Tower Lease dated February 21, 2023

10.151	Federated Hermes, Inc. Incentive Compensation Recovery Policy

10.152	Form of 2023 Bonus Restricted Stock Award Agreement for Federated Hermes, Inc. Stock Incentive Plan

10.153	Form of 2023 Bonus Restricted Stock Award Agreement for UK Sub-Plan

14.04	Federated Hermes, Inc. Code of Ethics for Senior Financial Officers, as amended as of January 25, 2024

21.01	Subsidiaries of the Registrant

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)