Form 10-Q
period 2024-03-31
FEDERATED HERMES, INC.
filed 2024-04-26
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 19, 2024, the Registrant had outstanding 9,000 shares of Class A common stock and 84,149,976 shares of Class B common stock.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that could cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “forecast,” “project,” “predict,” “trend,” “approximate,” “potential,” “opportunity,” “believe,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “projection,” “plan,” “assume,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “can,” “may,” and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management’s assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: asset flows, levels, values and mix and their impact; the possibility and potential impact of impairments; business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; rates of inflation; fee rates and recognition; sources, levels and recognition of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances and the degree to which Fee Waivers will be implemented; the impact of market volatility, liquidity, and other market conditions; whether performance fees or carried interest will be earned or clawed back; the possibility of a recession occurring; whether and when revenue or expense is recognized; whether and when capital contributions could be made, the availability of insurance and probability of insurance reimbursements or recoveries in connection with indemnification obligations or other claims; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the impact of acquisitions on Federated Hermes’ growth; the timing and amount of acquisition-related payment obligations; the results of negotiations involving consideration in business transactions; payment obligations pursuant to employment or incentive and business arrangements; vesting rights and requirements; business and market expansion opportunities, including acceleration of global growth; interest and principal payments or expenses; taxes, tax rates and the impact of tax law changes; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity, including the amount and timing of expected future capital expenditures; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes’ product, strategy, and other service (as applicable, offering) and market performance and Federated Hermes’ performance indicators; investor preferences; offering demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; the outcome and impact of legal proceedings; regulatory matters, including the pace, timing, impact, effects and other consequences of the current regulatory environment; the attractiveness and resiliency of money market funds; dedication of resources; accounting-related assessments, judgements and determinations; compliance, and related legal, compliance and other professional services expenses; interest rate, concentration, market, currency and other risks and their impact; and the impact of the special dividend on earnings per share and projected liquid assets. Any forward-looking statement is inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond Federated Hermes’ control. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes’ business and results, including by changing Federated Hermes’ asset flows, levels, and mix, and business mix, which could cause a decline in revenues and net income, result in impairments and change the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue growth levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements can be based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes’ success in developing, structuring and distributing its offerings, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated Hermes’ offerings to intermediary customers, opportunities to repurchase shares, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes’ risks and uncertainties also include liquidity and credit risks in Federated Hermes’ money market funds and revenue risk, which will be affected by yield levels in money market fund offerings, Fee Waivers, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such offerings. Many of these factors could be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that could impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$359,782	$383,180
Investments—Consolidated Investment Companies	123,912	70,543
Investments—Affiliates and Other	74,838	106,952
Receivables, net of reserve of $21 and $21, respectively	71,648	75,721
Receivables—Affiliates	49,277	48,694
Prepaid Expenses	34,072	29,739
Other Current Assets	6,127	5,900
Total Current Assets	719,656	720,729
Long-Term Assets
Goodwill	805,925	807,156
Intangible Assets, net of accumulated amortization of $66,747 and $64,112, respectively	404,148	409,449
Property and Equipment, net of accumulated depreciation of $121,187 and $119,852, respectively	28,621	30,711
Right-of-Use Assets, net	95,556	99,265
Other Long-Term Assets	33,066	34,534
Total Long-Term Assets	1,367,316	1,381,115
Total Assets	$2,086,972	$2,101,844
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$88,403	$88,290
Accrued Compensation and Benefits	66,452	158,392
Lease Liabilities	16,114	16,283
Income Taxes Payable	23,804	142
Other Current Liabilities	17,726	24,236
Total Current Liabilities	212,499	287,343
Long-Term Liabilities
Long-Term Debt	347,909	347,843
Long-Term Deferred Tax Liability, net	188,616	186,292
Long-Term Lease Liabilities	89,593	93,816
Other Long-Term Liabilities	27,798	32,453
Total Long-Term Liabilities	653,916	660,404
Total Liabilities	866,415	947,747
Commitments and Contingencies (Note (17))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	73,130	25,845
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders’ Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 99,505,456 Shares Issued	485,076	474,814
Additional Paid-In Capital from Treasury Stock Transactions	0	2
Retained Earnings	1,234,931	1,194,561
Treasury Stock, at Cost, 15,355,480 and 14,664,467 Shares Class B Common Stock, respectively	(547,623)	(521,403)
Accumulated Other Comprehensive Income (Loss), net of tax	(25,146)	(19,911)
Total Permanent Equity	1,147,427	1,128,252
Total Liabilities, Temporary Equity and Permanent Equity	$2,086,972	$2,101,844
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended
	March 31,
	2024	2023
Revenue
Investment Advisory Fees, net—Affiliates	$202,791	$201,889
Investment Advisory Fees, net—Other	61,503	62,093
Administrative Service Fees, net—Affiliates	94,786	79,180
Other Service Fees, net—Affiliates	33,364	34,862
Other Service Fees, net—Other	3,927	4,165
Total Revenue	396,371	382,189
Operating Expenses
Compensation and Related	136,546	136,878
Distribution	94,894	93,333
Systems and Communications	21,823	19,972
Professional Service Fees	18,352	16,220
Office and Occupancy	9,969	12,874
Advertising and Promotional	4,306	4,342
Travel and Related	3,273	3,231
Intangible Asset Related	3,235	3,326
Other	5,392	6,847
Total Operating Expenses	297,790	297,023
Operating Income	98,581	85,166
Nonoperating Income (Expenses)
Investment Income, net	6,736	4,820
Gain (Loss) on Securities, net	1,747	5,492
Debt Expense	(3,149)	(3,125)
Other, net	103	122
Total Nonoperating Income (Expenses), net	5,437	7,309
Income Before Income Taxes	104,018	92,475
Income Tax Provision	29,008	21,009
Net Income Including the Noncontrolling Interests in Subsidiaries	75,010	71,466
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	(23)	1,865
Net Income	$75,033	$69,601
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic and Diluted	$0.89	$0.78
Cash Dividends Per Share	$0.28	$0.27
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2024	2023
Net Income Including the Noncontrolling Interests in Subsidiaries	$75,010	$71,466

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	(5,235)	9,620
Temporary Equity
Foreign Currency Translation Gain (Loss)	(106)	232
Other Comprehensive Income (Loss), net of tax	(5,341)	9,852
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	69,669	81,318
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests in Subsidiaries	(129)	2,097
Comprehensive Income Attributable to Federated Hermes, Inc.	$69,798	$79,221
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2023	$475,003	$2	$1,194,561	$(521,403)	$(19,911)	$1,128,252	$25,845
Net Income (Loss)	0	0	75,033	0	0	75,033	(23)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(5,235)	(5,235)	(106)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	2,724
Consolidation (Deconsolidation)	0	0	0	0	0	0	48,100
Stock Award Activity	10,262	(2)	(10,936)	10,977	0	10,301	0
Dividends Declared	0	0	(23,727)	0	0	(23,727)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(3,410)
Purchase of Treasury Stock	0	0	0	(37,197)	0	(37,197)	0
Balance at March 31, 2024	$485,265	$0	$1,234,931	$(547,623)	$(25,146)	$1,147,427	$73,130

Balance at December 31, 2022	$441,142	$0	$1,015,589	$(365,363)	$(45,676)	$1,045,692	$61,821
Net Income (Loss)	0	0	69,601	0	0	69,601	1,865
Other Comprehensive Income (Loss), net of tax	0	0	0	0	9,620	9,620	232
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	12,776
Consolidation (Deconsolidation)	0	0	0	0	0	0	(33,962)
Stock Award Activity	10,677	0	(9,950)	9,950	0	10,677	0
Dividends Declared	0	0	(24,145)	0	0	(24,145)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(3,224)
Purchase of Treasury Stock	0	0	0	(4,742)	0	(4,742)	0
Balance at March 31, 2023	$451,819	$0	$1,051,095	$(360,155)	$(36,056)	$1,106,703	$39,508
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2024	2023
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$75,010	$71,466
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Depreciation and Amortization	5,625	8,022
Share-Based Compensation Expense	10,269	10,680
(Gain) Loss on Disposal of Assets	(278)	481
Provision (Benefit) for Deferred Income Taxes	2,650	(93)
Consolidation/(Deconsolidation) of Other Entities	409	(2,176)
Net Unrealized (Gain) Loss on Investments	(1,334)	(5,974)
Net Sales (Purchases) of Investments—Consolidated Investment Companies	1,257	(8,383)
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	2,978	(15,232)
(Increase) Decrease in Prepaid Expenses and Other Assets	7,921	1,324
Increase (Decrease) in Accounts Payable and Accrued Expenses	(93,731)	(61,621)
Increase (Decrease) in Other Liabilities	3,255	6,926
Net Cash Provided (Used) by Operating Activities	14,031	5,420
Investing Activities
Purchases of Investments—Affiliates and Other	(25,718)	(1,583)
Proceeds from Redemptions of Investments—Affiliates and Other	53,874	4,160
Cash Paid for Property and Equipment	(569)	(739)
Net Cash Provided (Used) by Investing Activities	27,587	1,838
Financing Activities
Dividends Paid	(23,734)	(24,149)
Purchases of Treasury Stock	(39,026)	(6,562)
Distributions to Noncontrolling Interests in Subsidiaries	(3,410)	(3,224)
Contributions from Noncontrolling Interests in Subsidiaries	2,724	12,776
Cash paid for Business Acquisitions	(118)	(857)
Other Financing Activities	38	0
Net Cash Provided (Used) by Financing Activities	(63,526)	(22,016)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(1,412)	2,047
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(23,320)	(12,711)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	386,954	340,955
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	363,634	328,244
Less: Restricted Cash Recorded in Other Current Assets	3,374	3,867
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	478	394
Cash and Cash Equivalents	$359,782	$323,983
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
The Consolidated Financial Statements should be read in conjunction with Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023. Certain items reported in previous periods have been reclassified to conform to the current period’s presentation.
(2) Recent Accounting Pronouncements
Recently Issued Accounting Guidance Not Yet Adopted
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
(3) Significant Accounting Policies
For a complete listing of Federated Hermes’ significant accounting policies, please refer to Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(4) Revenue from Contracts with Customers
The following table presents Federated Hermes’ revenue disaggregated by asset class:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Money market	$202,640	$179,536
Equity	116,515	124,653
Fixed-income	48,675	47,890
Other[1]	28,541	30,110
Total Revenue	$396,371	$382,189
1    Primarily includes Alternative / Private Markets (including but not limited to private equity, real estate and infrastructure), multi-asset and stewardship services revenue.
The following table presents Federated Hermes’ revenue disaggregated by performance obligation:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Asset Management[1]	$264,294	$263,982
Administrative Services	94,786	79,180
Distribution[2]	31,366	32,877
Other[3]	5,925	6,150
Total Revenue	$396,371	$382,189
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
The following table presents Federated Hermes’ revenue disaggregated by geographical market:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Domestic	$335,428	$318,948
Foreign[1]	60,943	63,241
Total Revenue	$396,371	$382,189
1    This represents revenue earned by non-U.S. domiciled subsidiaries.
The following table presents Federated Hermes’ revenue disaggregated by offering type:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Federated Hermes Funds	$330,941	$315,931
Separate Accounts	61,503	62,093
Other[1]	3,927	4,165
Total Revenue	$396,371	$382,189
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at March 31, 2024. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to twelve months. Based on existing contracts and the applicable foreign exchange rates as of March 31, 2024, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2024	$9,276
2025	3,571
2026	1,875
2027 and Thereafter	227
Total Remaining Unsatisfied Performance Obligations	$14,949
(5) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes’ significant revenue concentration by asset class:

	Three Months Ended
	March 31,
	2024	2023
Money Market Assets	51%	47%
Equity Assets	30%	33%
Fixed-Income Assets	12%	13%
(b) Revenue Concentration by Investment Fund Strategy
The following table presents Federated Hermes’ revenue concentration by investment fund strategy:

	Three Months Ended
	March 31,
	2024	2023
Federated Hermes Government Obligations Fund	15%	14%
Federated Hermes Strategic Value Dividend strategy[1]	8%	10%
1    Strategy includes Federated Hermes Funds and Separate Accounts
A significant and prolonged decline in the AUM in this fund or strategy could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with this fund or strategy.
(c) Revenue Concentration by Intermediary
Approximately 11% of Federated Hermes’ total revenue for the three-month period ended March 31, 2024, and 13% for the three-month period ended March 31, 2023, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated Hermes’ relationship with this intermediary could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
(6) Consolidation
The Consolidated Financial Statements include the accounts of Federated Hermes, certain Federated Hermes Funds, carried interest vehicles and other entities in which Federated Hermes holds a controlling financial interest. Federated Hermes is involved with various entities in the normal course of business that may be deemed to be voting rights entities (VREs) or Variable Interest Entities (VIEs). From time to time, Federated Hermes invests in Federated Hermes Funds for general corporate investment purposes or, in the case of newly launched offerings, in order to provide investable cash to establish a performance history. Federated Hermes’ investment in, and/or receivables from, these Federated Hermes Funds represents its maximum exposure to loss. The assets of each consolidated Federated Hermes Fund are restricted for use by that Federated

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Hermes Fund. Generally, neither creditors of, nor equity investors in, the Federated Hermes Funds have any recourse to Federated Hermes’ general credit. Given that the entities consolidated by Federated Hermes generally follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in the recognition of gains or losses for Federated Hermes.
In the ordinary course of business, Federated Hermes could implement fee waivers, rebates or expense reimbursements for various Federated Hermes Funds for competitive reasons (such as waivers to maintain the yields of certain money market funds at or above zero (Voluntary Yield-related Fee Waivers) or to maintain certain fund expense ratios/yields), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three months ended March 31, 2024, Fee Waivers totaled $108.2 million, of which $81.1 million related to money market funds which meet the scope exception of the consolidation guidance. For the three months ended March 31, 2023, Fee Waivers totaled $125.2 million, of which $96.1 million related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business could make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of money market Federated Hermes Funds. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund’s net asset value (NAV), increase the market-based NAV per share of the fund’s portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the three months ended March 31, 2024 and 2023.
In accordance with Federated Hermes’ consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of March 31, 2024 and December 31, 2023.
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
(b) Consolidated Variable Interest Entities
As of the periods ended March 31, 2024 and December 31, 2023, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes’ net interest in the consolidated VIEs for each period presented:

(in millions)	March 31, 2024	December 31, 2023
Cash and Cash Equivalents	$11.1	$10.1
Investments—Consolidated Investment Companies	66.7	12.4
Receivables-Affiliates	1.9	4.7
Other Current Assets	0.2	0.3
Other Long-Term Assets	13.4	13.8
Less: Liabilities	11.4	14.0
Less: Accumulated Other Comprehensive Income (Loss), net of tax	0.4	0.6
Less: Redeemable Noncontrolling Interests in Subsidiaries	60.2	11.6
Federated Hermes’ Net Interest in VIEs	$21.3	$15.1
Federated Hermes’ net interest in the consolidated VIEs represents the value of Federated Hermes’ economic ownership interest in those VIEs. During the three months ended March 31, 2024, Federated Hermes consolidated one VIE due primarily to redemptions from outside investors. There was no material impact to the Consolidated Statements of Income as a result of this consolidation on a net basis.

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
Federated Hermes’ maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $3.4 million (primarily recorded in Other Long-Term Assets on the Consolidated Balance Sheets) at March 31, 2024 and was $133.9 million (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) at December 31, 2023, and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $0.2 billion and $9.3 billion at March 31, 2024 and December 31, 2023, respectively. Of the Receivables—Affiliates at March 31, 2024 and December 31, 2023, $0.3 million and $1.1 million, respectively, was related to non-consolidated VIEs and represented Federated Hermes’ maximum risk of loss from non-consolidated VIE receivables.
(7) Investments
At March 31, 2024 and December 31, 2023, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $67.3 million and $99.5 million, respectively, primarily in mutual funds which represent equity investments for Federated Hermes, and held investments in non-affiliate Separate Accounts of $7.5 million for both periods ended March 31, 2024 and December 31, 2023, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes’ investments held in Separate Accounts as of March 31, 2024 and December 31, 2023 were primarily composed of stocks of large domestic and foreign companies ($3.7 million and $3.4 million, respectively) and domestic debt securities ($2.4 million for both periods).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (6)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes’ Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of March 31, 2024 and December 31, 2023 were primarily composed of domestic and foreign debt securities ($59.1 million for both periods), stocks of large foreign and domestic companies ($59.0 million and $4.9 million, respectively), and stocks of small and mid-sized domestic and foreign companies ($4.6 million and $4.2 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes’ investments:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$(7)	$3,621
Net Realized Gains (Losses)[1]	(186)	(641)
Net Gains (Losses) on Investments—Consolidated Investment Companies	(193)	2,980
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	1,341	2,353
Net Realized Gains (Losses)[1]	599	159
Net Gains (Losses) on Investments—Affiliates and Other	1,940	2,512
Gain (Loss) on Securities, net	$1,747	$5,492
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
(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes’ financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2024
Financial Assets
Cash and Cash Equivalents	$359,782	$0	$0	$359,782
Investments—Consolidated Investment Companies	64,784	59,128	0	123,912
Investments—Affiliates and Other	72,459	2,357	22	74,838
Other[1]	6,234	917	0	7,151
Total Financial Assets	$503,259	$62,402	$22	$565,683

Total Financial Liabilities[2]	$0	$1,341	$7,730	$9,071

December 31, 2023
Financial Assets
Cash and Cash Equivalents	$383,180	$0	$0	$383,180
Investments—Consolidated Investment Companies	11,402	59,141	0	70,543
Investments—Affiliates and Other	104,341	2,588	23	106,952
Other[1]	6,160	1,644	0	7,804
Total Financial Assets	$505,083	$63,373	$23	$568,479

Total Financial Liabilities[2]	$0	$335	$7,626	$7,961
1    Amounts primarily consist of restricted cash, security deposits and derivative assets.
2    Amounts primarily consist of acquisition-related future contingent consideration liabilities and derivative liabilities.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at March 31, 2024 or December 31, 2023.
Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $310.9 million and $333.3 million at March 31, 2024 and December 31, 2023, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.

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
Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes could be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of March 31, 2024, acquisition-related future consideration liabilities of $7.7 million were primarily related to business combinations made in 2022 and 2020 and were recorded in Other Current Liabilities ($4.1 million) and Other Long-Term Liabilities ($3.6 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes’ liability for future consideration payments related to these business combinations:

(in thousands)
Balance at December 31, 2023	$7,626
Changes in Fair Value	222
Contingent Consideration Payments	(118)
Balance at March 31, 2024	$7,730
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of March 31, 2024 and December 31, 2023, these investments totaled $18.9 million and $19.9 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2024.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes’ debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value, net of unamortized issuance costs in the amount of $2.1 million.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(9) Derivatives
Federated Hermes enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations related to Federated Hermes Limited (FHL), a British Pound Sterling-denominated subsidiary. None of these forwards have been designated as hedging instruments for accounting purposes.
As of March 31, 2024, Federated Hermes held foreign currency forwards expiring from June 2024 through December 2024 with two counterparties. For foreign currency forwards with a combined notional amount of £56.8 million, Federated Hermes recorded $0.9 million in Receivables, net on the Consolidated Balance Sheets, which represented the fair value as of March 31, 2024. For foreign currency forwards with a notional amount of £26.8 million, Federated Hermes recorded $1.3 million in Other Current Liabilities on the Consolidated Balance Sheets, which represented the fair value as of March 31, 2024.
As of December 31, 2023, Federated Hermes held foreign currency forwards expiring from March 2024 through September 2024 with two counterparties. For foreign currency forwards with a notional amount of £28.8 million, Federated Hermes recorded $1.6 million in Receivables, net on the Consolidated Balance Sheets, which represented the fair value as of December 31, 2023. For foreign currency forwards with a combined notional amount of £55.5 million, Federated Hermes recorded $0.3 million in Other Current Liabilities on the Consolidated Balance Sheets, which represented the fair value as of December 31, 2023.
(10) Intangible Assets, including Goodwill
Intangible Assets, net at March 31, 2024 decreased $5.3 million from December 31, 2023 primarily due to amortization expense ($3.2 million) and a decrease in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations ($2.3 million).
Goodwill at March 31, 2024 decreased $1.2 million from December 31, 2023 as a result of foreign exchange rate fluctuations on goodwill denominated in a foreign currency.
(11) Debt
Unsecured Senior Notes
On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350 million ($350 million Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of March 31, 2024, $347.9 million, net of unamortized issuance costs in the amount of $2.1 million, was recorded in Long-Term Debt on the Consolidated Balance Sheets.
The entire principal amount of the $350 million Notes will become due March 17, 2032, subject to certain prepayment requirements under limited conditions. Federated Hermes can elect to prepay the $350 million Notes under certain limited circumstances including with a make-whole amount if prepaid without the consent of the holders of the $350 million Notes. The Note Purchase Agreement does not feature a facility for the further issuance of additional notes or borrowing of any other amounts and there is no commitment fee payable in connection with the $350 million Notes.
The Note Purchase Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the period ended March 31, 2024. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, can elect to make discretionary principal payments. There was no activity on the Credit Agreement during the three months ended March 31, 2024.
As of March 31, 2024 and December 31, 2023, there were no outstanding borrowings under the revolving credit facility. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender’s commitment. As of March 31, 2024, Federated Hermes has $350 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all covenants at and during the three months ended March 31, 2024. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
(12) Share-Based Compensation
During the three months ended March 31, 2024, Federated Hermes awarded 391,107 shares of restricted Class B common stock, the majority of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period.
During 2023, Federated Hermes awarded 375,796 shares of restricted Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This bonus restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period. Federated Hermes also awarded 414,500 shares of restricted Class B common stock under this same Plan that generally vest over a ten-year period. In addition, Federated Hermes awarded 86,000 shares of restricted Class B common stock under the Federated Hermes UK Sub-Plan that generally vest over a five-year period.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(13) Equity
In October 2023, the Federated Hermes board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of March 31, 2024. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes’ board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the three months ended March 31, 2024, Federated Hermes repurchased approximately 1.1 million shares of its Class B common stock for $37.0 million ($0.7 million of which was accrued in Other Current Liabilities as of March 31, 2024), nearly all of which were repurchased in the open market. At March 31, 2024, approximately 3.5 million shares remain available to be repurchased under this share repurchase program.
The following table presents the activity for the Class B common stock and Treasury stock for the three months ended March 31, 2024 and 2023. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended
	March 31,
	2024	2023
Class B Shares
Beginning Balance	84,840,989	89,275,935
Stock Award Activity	391,107	375,796
Purchase of Treasury Stock	(1,082,120)	(132,592)
Ending Balance	84,149,976	89,519,139

Treasury Shares
Beginning Balance	14,664,467	10,229,521
Stock Award Activity	(391,107)	(375,796)
Purchase of Treasury Stock	1,082,120	132,592
Ending Balance	15,355,480	9,986,317

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(14) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023
Numerator
Net Income Attributable to Federated Hermes, Inc.	$75,033	$69,601
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(3,403)	(3,509)
Total Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted	$71,630	$66,092
Denominator
Basic Weighted-Average Federated Hermes Common Stock[2]	80,709	84,875
Dilutive Impact from Non-forfeitable Restricted Stock	1	0
Diluted Weighted-Average Federated Hermes Common Stock[2]	80,710	84,875
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted[2]	$0.89	$0.78
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
(15) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax, attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2023	$(19,911)
Other Comprehensive Income (Loss)	(5,235)
Balance at March 31, 2024	$(25,146)

Balance at December 31, 2022	$(45,676)
Other Comprehensive Income (Loss)	9,620
Balance at March 31, 2023	$(36,056)

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(16) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	Other Entities	Total
Balance at December 31, 2023	$14,341	$11,504	$25,845
Net Income (Loss)	(72)	49	(23)
Other Comprehensive Income (Loss), net of tax	0	(106)	(106)
Subscriptions—Redeemable Noncontrolling Interest Holders	2,480	244	2,724
Consolidation/(Deconsolidation)	48,100	0	48,100
Distributions to Noncontrolling Interests in Subsidiaries	(2,853)	(557)	(3,410)
Balance at March 31, 2024	$61,996	$11,134	$73,130

Balance at December 31, 2022	$50,317	$11,504	$61,821
Net Income (Loss)	1,925	(60)	1,865
Other Comprehensive Income (Loss), net of tax	0	232	232
Subscriptions—Redeemable Noncontrolling Interest Holders	12,669	107	12,776
Consolidation/(Deconsolidation)	(33,962)	0	(33,962)
Distributions to Noncontrolling Interests in Subsidiaries	(2,499)	(725)	(3,224)
Balance at March 31, 2023	$28,450	$11,058	$39,508
(17) Commitments and Contingencies
(a) Contractual
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes is obligated to make future payments under various agreements to which it is a party. See Note (8) for additional information regarding these payments.
(b) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated Hermes guarantee certain financial obligations of Federated Hermes, Inc. and of other consolidated subsidiaries, and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly-owned subsidiaries. In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes’ right to challenge the claim. Further, Federated Hermes’ obligations under these agreements can be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes’ obligations and the unique facts and circumstances involved in each particular agreement. As of March 31, 2024, management does not believe that a material loss related to any of these matters is reasonably possible.
(c) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of March 31, 2024, Federated Hermes does not believe that a material loss related to any of these claims is reasonably possible.
(d) Other
During the first quarter 2023, an administrative error was identified related to a failure to register certain shares of a Federated Hermes closed-end tender fund. Federated Hermes estimated a probable cost of $19.6 million as of March 31, 2024 related to

Notes to the Consolidated Financial Statements (continued)
(unaudited)

correcting this issue, of which $17.9 million represents a settlement with affected shareholders that was paid during the second quarter 2023. During the first quarter 2023, Federated Hermes recorded $2.5 million to Operating Expenses - Other representing Federated Hermes' retention under the insurance policy. Management believes an insurance reimbursement of $15.9 million is probable based on the contractual terms of the insurance policies. Accordingly, $15.9 million has been recorded to Receivables, net at March 31, 2024. However, the insurance claim is now the subject of litigation with two of Federated Hermes’ insurance carriers. Changes to these estimates, which are contingent upon resolution of the insurance claim with the applicable insurers, could be materially different from the amount Federated Hermes has recorded.
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
(18) Income Taxes
The income tax provision was $29.0 million for the three-month period ended March 31, 2024, as compared to $21.0 million for the same period in 2023. The increase in the income tax provision was primarily due to higher income before income taxes. The effective tax rate was 27.9% for the three-month period ended March 31, 2024, as compared to 22.7% for the same period in 2023. The increase in the effective tax rate was primarily due to a valuation allowance on foreign deferred tax assets (3.0%), and a larger tax benefit in 2023 associated with vesting of restricted shares related to share-based compensation (1.1%).
(19) Subsequent Events
On April 25, 2024, the board of directors declared a $1.31 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of May 8, 2024 to be paid on May 15, 2024. The dividend, which will be paid from Federated Hermes’ existing cash balance, is considered an ordinary dividend for tax purposes and consists of a $0.31 quarterly dividend and a $1.00 special dividend. See Management’s Discussion and Analysis under the caption Business Developments - Subsequent Event - Special Cash Dividend for more information on the estimated diluted earnings per share impact for the quarter ending June 30, 2024.

Part I, Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations (unaudited)
The discussion and analysis below should be read in conjunction with the Consolidated Financial Statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023.
General
Federated Hermes is a global leader in active, responsible investing with $778.7 billion in managed assets as of March 31, 2024. The majority of Federated Hermes’ revenue is derived from advising Federated Hermes Funds and Separate Accounts in domestic and international public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship and real estate development services.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based and are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated Hermes’ revenue is primarily dependent upon factors that affect the value of managed/serviced assets, including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated Hermes’ public market investment products and strategies (together with other offered services, as applicable, offerings) can be redeemed or withdrawn at any time with no advance notice requirement, while managed assets in Federated Hermes’ private market investment offerings are subject to restrictions to withdrawals. Fee rates for Federated Hermes’ services generally vary by asset and service type and can vary based on changes in asset levels. Generally, advisory fees charged for services provided to multi-asset and equity offerings are higher than advisory fees charged to alternative/private markets and fixed-income offerings, which in turn are higher than advisory fees charged to money market offerings. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and offering types. Federated Hermes can implement Fee Waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements. Since Federated Hermes’ public market offerings are largely distributed and serviced through financial intermediary customers, Federated Hermes pays a portion of fees earned from sponsored offerings to the financial intermediary customers that sell these offerings. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in equity, fixed-income and alternative/private markets funds.
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
Business Developments
Current Regulatory Developments
The business and regulatory environments in which Federated Hermes operates globally remain complex, uncertain and subject to change. Federated Hermes and its investment management business are subject to extensive regulation, both within and outside of the U.S., including various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on its business, and add complexity to its global compliance operations. For example, Federated Hermes and its offerings are subject to various: (1) federal securities laws, such as the Securities Act of 1933 (1933 Act), the Securities Act of 1934 (Exchange Act), Investment Company Act of 1940 (1940 Act), and Investment Advisers Act of 1940 (Advisers Act); (2) state laws regarding securities fraud and registration; and (3) regulations or other rules promulgated by various regulatory authorities, or other authorities. These regulatory requirements, and other regulatory developments, continue to impact the investment management industry generally, and will continue to impact, to various degrees, Federated Hermes’ business, results of operations, financial condition, cash flows, and stock price (collectively, Financial Condition). Please see Federated Hermes’ prior public filings, including, the discussions under Item 1 – Business – Regulatory Matters, in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report), for an overview of Federated Hermes’ regulatory environment and related regulatory developments for periods prior to December 31, 2023.
Regulatory Developments – Domestic
Federated Hermes’ primary regulator in the U.S. is the Securities and Exchange Commission (SEC). U.S. regulatory matters addressed in Federated Hermes’ 2023 Annual Report included, among others, money market fund reform, voluntary swing pricing and liquidity for open-end funds, ESG and sustainability, amendments to Rule 35d-1 (Names Rule) under the 1940 Act, proposed custody rule amendments under the Advisers Act, and systematically important financial institutions designation by the Financial Stability Oversight Council (FSOC). Key regulatory developments and requirements in the U.S. since December 31, 2023 that could significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following:
Climate-Related Disclosures for Investors. On March 6, 2024, the SEC adopted much anticipated new rules mandating climate-related disclosures in public companies’ annual reports and registration statements. In most cases, the new climate-related disclosures will only be required if determined to be material to the issuer. The new rules require disclosure of, among other things, material climate-related risks, material mitigation activities, oversight and governance of climate-related risks, and whether and how any climate-related targets or goals have materially affected, or are reasonably likely to materially affect, the issuer’s business, results of operations or financial condition. For large-accelerated filers or accelerated filers that are not also smaller reporting companies or emerging growth companies, the new rules require disclosure of material Scope 1 and/or Scope 2 greenhouse gas (GHG) emissions, and related methodology, significant inputs and significant assumptions used in calculating the emissions. Subject to lengthy phase-in-periods, large-accelerated filers and accelerated filers are required to obtain limited assurance on their GHG emissions disclosure, and large-accelerated filers would need to eventually obtain reasonable assurance. Finally, the rules require issuers to disclose the financial impacts of certain climate-related expenses in a new note in their audited financial statements, to the extent such expenses exceed certain disclosure thresholds. The new rules provide phase-in periods based on SEC filer status, with extended phase-in periods for required third-party attestation of GHG emissions. On March 15, 2024, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) issued an administrative stay of the SEC’s new climate-related disclosure rules. Consolidated challenges of the new rules will be heard by the United States Court of Appeals for the Eighth Circuit (Eighth Circuit). On April 4, 2024, the SEC issued an order in which it announced that it has determined to exercise its discretion to stay its new climate-related disclosure rules pending completion of the judicial review by the Eighth Circuit.
Share Repurchase Disclosure Modernization. In May 2023, the SEC adopted amendments to modernize the disclosure requirements relating to repurchases of an issuer’s equity securities, including requiring issuers to provide daily repurchase activity on a quarterly or semi-annual basis, depending on the type of issuer (Repurchase Rule). On December 19, 2023, the Fifth Circuit vacated the Repurchase Rule, which had the legal effect of reverting to the rules and forms that existed prior to the effective date of the Repurchase Rule. On March 19, 2024, the SEC adopted final technical amendments to the Repurchase Rule, which had the effect of revising the regulations to reflect the Fifth Circuit’s vacatur of the Repurchase Rule and reverting to the rules and forms that existed prior to the effective date of the Repurchase Rule.
Tailored Shareholder Report Guidance. On October 26, 2022, the SEC adopted a final rule, “Tailored Shareholder Reports for Mutual Funds and Exchange Traded Funds; Fee Information in Investment Company Advertisements,” and related form amendments, that, among other things, require open-end management investment companies to transmit “concise and visually

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
engaging” annual and semi-annual reports directly to shareholders that highlight key information for investors. On January 17, 2024, the SEC staff issued guidance in the form of frequently asked questions (FAQs) related to the adoption of the final rule and form amendments addressing questions regarding: (1) the definition of an “appropriate broad-based securities market index;” (2) delivery of materials for funds underlying variable annuity or insurance contracts; (3) the ability to bind individual shareholder reports of multiple funds for delivery to an investor; (4) permissible methods of electronic delivery of shareholder reports; and (5) the compliance date for the rule and Form N-CSR filings. Compliance with the tailored shareholder report requirements is required beginning with shareholder reports issued in July 2024.
Amendments to Form PF. On February 8, 2024, the SEC and Commodity Futures Trading Commission (CFTC) jointly adopted amendments to Form PF, the confidential reporting form for certain SEC-registered investment advisors to private funds, to: (1) enhance reporting by large hedge fund advisors regarding qualifying hedge funds purportedly to provide better insight into the operations and strategies of these funds and their advisors and to improve data quality and comparability; (2) enhance reporting of hedge funds purportedly to provide greater insight into hedge funds’ operations and strategies, to assist in identifying trends, and to improve data quality and comparability; (3) amend how investment advisors report complex structures purportedly to improve the ability of the FSOC to monitor and assess systemic risk and to provide greater visibility for the FSOC, SEC and CFTC into the arrangements; and (4) remove aggregate reporting for large hedge fund advisors purportedly to lessen the burden on advisors and to focus Form PF reporting on more valuable information for systemic risk assessment purposes. The effective date and compliance date for the amendments to Form PF is March 12, 2025.
New Department of Labor (DOL) Fiduciary Rule. On April 23, 2024, the DOL issued its final “Fiduciary Rule” in which it changes to the definition of “investment advice” fiduciary under the Employee Retirement Income Security Act of 1974 (ERISA), as well as amendments to several prohibited transaction class exemptions (DOL New Fiduciary Rule). The changes, among other things, broaden the circumstances in which ERISA fiduciary status will apply to investment advisors, broker dealers and other entities with direct or indirect discretionary authority or control, that represent or acknowledge acting as a fiduciary, or that make investment recommendations to investors on a regular basis as part of their business, including recommendations relating to ERISA plan rollover transactions, any other securities transaction, or any investment strategy involving securities or other investment property. The final rule amends or eliminates several prohibited transaction exemptions (PTE), including, among others, PTE 77-4 (Purchase of Shares of Open-End Investment Companies), and require all investment advice fiduciaries to comply with the “best interest” standard of care and disclosure requirements under PTE 2020-02 in order to receive compensation that would otherwise be prohibited under ERISA in the absence of an exemption, including commissions, 12b-1 fees, revenue sharing, and mark-ups and mark-downs in certain principal transactions. The final DOL New Fiduciary Rule differs from the proposed DOL New Fiduciary Rule in certain respects, including: (1) the final rule narrows the contexts in which a covered recommendation will constitute ERISA fiduciary investment advice and makes clear that the test for fiduciary status is objective; (2) the final rule confirms that sales recommendations that do not satisfy the objective test will not be treated as ERISA fiduciary investment advice, and that the mere provision of investment information or education, without an investment recommendation, is not ERISA investment advice within the meaning of the final rule; and (3) the final rule clarifies that it focuses on communications with persons with authority over plan investment decisions (including selecting investment options for participant-directed plans), rather than communications with financial services providers who do not have such authority, and excludes plan and individual retirement account investment advice fiduciaries from the definition of a retirement investor. As a result, an asset manager does not render ERISA fiduciary investment advice simply by making recommendations to a financial professional or firm that, in turn, will render ERISA fiduciary investment advice to retirement investors in a fiduciary capacity. The final DOL New Fiduciary Rule will become effective 150 days after it is published in the Federal Register.
Federal Trade Commission (FTC) Ban on Non-Compete Agreements. On April 23, 2024, the FTC issued its final rule banning all new post-employment non-compete agreements between an employer and its employee after its effective date, which will be 120 days after publication of the final rule in the Federal Register. The final rule applies to for-profit companies, regardless of industry or level of worker (e.g., senior executive versus other levels of employee). Under the final rule, a “non-compete clause” includes a term or condition of employment that prohibits a worker from, penalizes a worker for, or functions to prevent a worker from: (1) seeking or accepting work in the U.S. with a different person where such work would begin after the conclusion of the employment that includes the term or condition; or (2) operating a business in the U.S. after the conclusion of the employment that includes the term or condition. The final rule does not: (1) apply to non-competes applicable during the term of a person’s employment that prohibit the employee from competing against the employer while still employed; (2) apply to existing post-employment non-compete agreements with “senior executives” (generally defined as employees earning for than $151,164 annually who are in policy making positions); (3) apply to non-compete agreements entered into in connection with the sale of a business, regardless of a person’s ownership percentage; (4) apply to franchisee/franchisor contracts (although the final rule does apply to employees working for a franchisee or franchisor); or (5) require formal recession of existing non-compete

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
agreements, but rather requires notice to employees to the effect that post-employment non-compete agreements are no longer enforceable. Companies that violate the final rule may be subject to civil penalties. The U.S. Chamber of Commerce has announced that it will file a lawsuit challenging the FTC’s final rule. Accordingly, it is possible that the final rule’s implementation will be stayed until there is a resolution of this lawsuit.
Regulatory Developments – International
Federated Hermes’ primary regulators outside the U.S. are the UK Financial Conduct Authority (FCA), the Central Bank of Ireland (CBI), the Luxembourg Commission de Surveillance du Secteur Financier (CSSF) and the Cayman Island Monetary Authority (CIMA). Non-U.S. regulatory matters addressed in Federated Hermes’ 2023 Annual Report included, among others, the Retained EU Law (Revocation and Reform) Act 2023, the Financial Services and Markets Act 2023, and remaining impacts of Brexit, money market fund reform, liquidity risk management in open-end funds, sustainability finance initiatives, and the possibility of a financial transaction tax. Key recent regulatory developments outside the U.S. since December 31, 2023 that could significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following:
UK Overseas Fund Regime (OFR) and Other Ongoing Impacts of Brexit. There has been progress in the UK on the OFR, which will apply where non-UK funds are to be made available to retail investors in the UK, and also apply to the marketing of non-UK money market funds in the UK. The UK government previously confirmed the completion of its equivalence assessment of the member states of the European Economic Area (EEA) for the purposes of the OFR. Following that announcement, the Financial Services Act 2021 (Overseas Fund Regime and Recognition of Parts of Schemes) (Amendment and Modification) Regulations 2024 became effective on February 26, 2024. This is a further step towards the OFR becoming operational before the current temporary market permissions regime (TMPR) expires on December 31, 2026. It is expected that once the OFR is implemented, funds currently subject to the TMPR will be transitioned from the TMPR to OFR prior to December 31, 2026.
The UK Government previously announced a package of proposed changes, known as the “Edinburgh Reforms,” that are intended to reform the regulation of financial services in the UK. The Edinburgh Reforms are in part a response to Brexit, and have various components. One area of focus is the permissible arrangements for financial services firms to acquire and pay for investment research. The UK Government commissioned the Investment Research Review to evaluate investment research in the UK and its contribution to the international competitiveness of the UK’s capital markets. The Investment Research Review made a number of wide-ranging recommendations. On April 10, 2024, the FCA published a consultation paper on a key recommendation of the Investment Research Review, which is the introduction of an option that would allow asset managers to pay for investment research using a joint or bundled payment for trade execution and research services. The FCA intends to issue final rules in June 2024.
UK regulatory priorities and areas of focus for the financial services sector. On March 19, 2024, the FCA set out its business plan for 2024-25. The business plan identifies a number of areas of focus, including: (1) the protection of consumers; (2) ensuring market integrity by monitoring market risk and taking action where appropriate; (3) strengthening the UK’s international competitiveness to facilitate long-term growth, including in the global wholesale markets by welcoming new technology and innovation; (4) reducing and preventing financial crime; and (5) preparing financial services for the future.
Specifically in relation to the asset management sector, on March 1, 2024, the FCA published a portfolio letter on its supervisory strategy for asset managers in the UK. The FCA noted that its supervisory approach will continue to focus on assessing the effectiveness of firms’ governance arrangements in assigning senior accountability for key risks and ensuring appropriate management information about those risks support good decision making. The FCA identified its supervisory priorities as including: (1) setting and testing higher standards; (2) reducing and preventing serious harm to market integrity and avoiding disruption in financial markets; (3) supporting innovation through technological and digital innovation such as fund and asset tokenization; and (4) promoting competition and positive change. The FCA also provided an update on its work to migrate certain European Union (EU) legislation, notably Markets in Financial Instruments, Alternative Investment Funds Manager Directive (AIFMD) and Collective Investment in Transferable Securities (UCITS) regulation into the FCA Handbook. Although the timeframe for this is yet to be determined, the FCA noted in its portfolio letter that it expects to make significant progress in 2024.
UK’s Digital Securities Sandbox (DSS) joint Bank of England (BoE) and FCA Consultation Paper. On April 3, 2024, the BoE and FCA published a consultation paper setting out their proposals to implement and operate the DSS, which is a regime that will allow firms to use developing technology, such as distributed ledger technology, in the issuance, trading and settlement of securities. Firms that successfully apply for the DSS will be able to operate under a set of rules and regulations that have been modified to facilitate DSS financial activities. The DSS lasts for five years and will help regulators design a permanent

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
technology friendly regime for the securities market. The proposals call for the BoE and FCA to work together to operate the DSS with the goals of: (1) facilitating innovation to promote a safe, sustainable and efficient financial system; (2) protecting financial stability; and (3) protecting market integrity and cleanliness. Examples of financial instruments that could be issued and traded in the DSS include, but are not limited to, the following: (1) equities; (2) corporate and government bonds; (3) money market instruments such as commercial paper and certificates of deposits; (4) units in collective investment undertakings; and (5) emissions allowances. The trading and settlement of derivative contracts and “unbacked cryptocurrencies” such as Bitcoin are not in the scope of the DSS. The consultation period ends on May 29, 2024, and the current plan calls for the DSS application process to begin over the summer of 2024, with the first cohort of DSS applicants becoming sandbox entrants in the fall of 2024.
EU Corporate Sustainability Due Diligence Directive (CSDDD). On December 14, 2023, the Council of the EU (Council) and the EU Parliament announced that they had reached a provisional political agreement on the CSDDD. The original version of the CSDDD imposed due diligence obligations requiring companies to identify, and to prevent or at least mitigate, adverse impacts on human rights and the environment, including by their subsidiaries and supply chain partners. Obligations would be enforced through administrative sanctions and civil liability, with a defense of having exercised reasonable due diligence. Following negotiations among certain EU member states, a revised version of the CSDDD was approved by the Council on March 15, 2024, and will be presented to EU Parliament for approval. Contrary to previous announcements, financial services firms will not be excluded from the scope of the CSDDD. Among other things, the revised version of the CSDDD has a more limited scope than the original version, as it only applies to EU businesses with more than 1,000 employees (compared to 500 employees in the original version) and an annual net worldwide turnover of at least 450 million Euros in the EU (compared to 150 million Euros in the original version). In addition, companies are no longer required to provide incentives to directors to implement climate transition plans.
Corporate Sustainability Reporting Directive (CSRD). In the EU, corporate issuers will be required to disclose sustainability reporting by the CSRD, which became effective on January 5, 2023. The CSRD expands the scope of companies that are required to disclose sustainability information. The CSRD also significantly increases the extent and level of detail required to be disclosed regarding sustainability matters by mandating the creation of European Sustainability Reporting Standards (ESRS), which will apply to entities that are required to make non-financial sustainability disclosures under the CSRD. On April 10, 2024, the European Parliament adopted a directive to postpone by two years the deadline for adopting the ESRS for certain sectors and for certain third-country undertakings.
EU UCITS Directive and AIFMD Review. Two EU directives regulate the EU collective investment funds industry: the directive relating to UCITS and the AIFMD. The UCITS directive, which covers mutual funds, establishes uniform rules, allowing them to be offered cross-border, while the AIFMD covers alternative funds, including private equity, private credit and hedge funds, and establishes the rules for authorizing, supervising, and overseeing Alternative Investment Fund Managers (AIFMs). On February 26, 2024, the EU Parliament adopted a Directive amending the AIFMD and the directive governing UCITS in the EU, often referred to as AIFMD II. The changes relate to delegation arrangements, liquidity risk management, supervisory reporting, provision of depositary and custody services, and loan origination by alternative investment funds. On March 26, 2024, the final legislative text of the Directive was published in the EU's official journal, and the implementation phase is expected to conclude by March or April 2026. The changes to the AIFMD and the UCITS Directive aim to: (1) strengthen investor protection; (2) improve firms' access to finance from sources other than banks; and (3) help complete the capital markets union by limiting national approaches when it comes to marketing alternative investment funds.
EU cross-border arrangements for UCITS management companies and AIFMs. On March 25, 2024, the official journal of the EU published four EU Commission Delegated and Implementing Regulations regarding the cross-border marketing and management of funds under the UCITS Directive and AIFMD. The regulations: (1) specify the information to be notified in relation to the cross-border activities of UCITS management companies, UCITS and AIFMs; (2) set out the form and content of such notifications; and (3) provide detail on the exchange of information between competent authorities on cross-border notification letters. These regulations became effective on April 14, 2024.
European Markets Infrastructure Regulation (EMIR) Refit. On December 20, 2022, the European Securities and Markets Authority (ESMA) published a final report on guidelines for reporting under EMIR. The guidelines aim to further harmonize and standardize the reporting under EMIR. This requires many new data fields and mandatory use of XML format. The reporting is effective starting April 29, 2024.
Money Market Fund Reform. On February 27, 2024, the Financial Stability Board (FSB) published its Thematic Review on Money Market Fund Reforms. The review takes stock of the measures adopted or planned by FSB member jurisdictions in response to the 2021 FSB Report, Policy Proposals to Enhance Money Market Fund Resilience. The review does not assess the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
effectiveness of those policy measures in addressing risks to financial stability, as this will be the focus of separate follow-up work by the FSB in 2026.
The main purported money market fund vulnerability cited by jurisdictions is the mismatch between the liquidity of fund asset holdings and the redemption terms offered to investors, which may make money market funds susceptible to runs from sudden and disruptive redemptions. To address the cited vulnerabilities, the 2021 FSB Report provided a menu of policy options including: (1) imposing on redeeming investors the cost of their redemptions; (2) enhancing the ability to absorb credit losses; (3) addressing regulatory thresholds that may give rise to cliff effects; and (4) reducing liquidity transformation.
The review found that progress in implementing the 2021 FSB policy proposals has been uneven across FSB member jurisdictions. Authorities in all jurisdictions reported that they had implemented policies aimed at addressing cited money market fund vulnerabilities prior to the 2021 FSB Report. Since then, some jurisdictions have introduced new policy tools or recalibrated existing ones (e.g., China, India, Indonesia, Japan, Korea, Switzerland, and the U.S.), while others are still in the process of developing or finalizing their reforms (e.g., EU, South Africa, and the UK). The review concludes that, given the cited vulnerabilities reported in individual jurisdictions, further progress on implementing the FSB policy toolkit would be needed to enhance money market fund resilience and limit the need for extraordinary central bank interventions during times of stress.
The review calls on FSB member jurisdictions that have not yet done so to review their policy frameworks and adopt tools to address cited money market fund vulnerabilities, taking into consideration the 2021 FSB policy proposals. Where relevant tools, such as minimum liquidity requirements, are already available, the review recommends that FSB jurisdictions consider whether these need to be re-calibrated to ensure their effective use and to maintain a sufficient level of money market fund resilience. It also recommends that the International Organization of Securities Commissions, consider the findings of this review when it revisits its 2012 Policy Recommendations for money market funds in light of the 2021 FSB Report. The FSB will take these findings into account in its monitoring of cited vulnerabilities and policy tools for money market funds.
Current Regulatory Developments– Potential Impacts
Federated Hermes has monitored, reviewed, assessed, and implemented changes in response to, and will continue to monitor, review, assess, and implement changes in response to, regulatory developments and requirements, as applicable, and their impact on its business, offerings, and Financial Condition. Federated Hermes actively participates, either individually or with industry trade groups (such as the Investment Company Institute), in the public comment process regarding regulatory developments that can significantly impact Federated Hermes’ business, offerings, and Financial Condition. Regulatory developments and regulatory requirements also are subject to legal challenge in court, and Federated Hermes’ considers initiating, participating in or supporting such legal challenges when management deems it necessary or appropriate. Federated Hermes also continues to monitor and assess the impact of the interest rate environment (whether increasing or decreasing), and any instability in the banking sector and financial markets, on asset values and money market fund and other fund asset flows, and related asset mixes, as well as the degree to which these factors impact Federated Hermes' institutional prime and municipal (or tax-exempt) money market business and Federated Hermes' Financial Condition.
The difficulty in, and cost of, complying with applicable regulatory developments and regulatory requirements increases with the number, complexity, and differing (and potentially conflicting) requirements of new or amended regulatory requirements, among other factors. In addition to the impact on Federated Hermes' AUM, revenues, operating income and other aspects of Federated Hermes' business, Federated Hermes' regulatory, product development and restructuring, and other efforts in response to regulatory developments and regulatory requirements, including the internal and external resources dedicated to such efforts, have had, and can continue to have, on a cumulative basis, a material impact on Federated Hermes' expenses and, in turn, Financial Condition.
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
As of March 31, 2024, given the regulatory environment, and the possibility of future additional regulatory developments, requirements and oversight, Federated Hermes is unable to fully assess the impact of regulatory developments and requirements, and Federated Hermes' efforts related thereto, on its Financial Condition. Regulatory developments and requirements in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have further material and adverse effects on Federated Hermes' Financial Condition.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Subsequent Event – Special Cash Dividend
On April 25, 2024, the board of directors declared a $1.31 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of May 8, 2024 to be paid on May 15, 2024. The dividend, which will be paid from Federated Hermes’ existing cash balance, is considered an ordinary dividend for tax purposes and consists of a $0.31 quarterly dividend and a $1.00 special dividend. The special dividend is expected to decrease diluted earnings per share for the quarter ending June 30, 2024 by approximately $0.01 to $0.02 due to the application of the two-class method of calculating earnings per share.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Asset Highlights
Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2024	2023
By Asset Class
Equity	$80,157	$83,629	(4)%
Fixed-Income	96,325	87,461	10
Alternative / Private Markets	20,465	21,174	(3)
Multi-Asset	2,928	2,973	(2)
Total Long-Term Assets	199,875	195,237	2
Money Market	578,811	505,800	14
Total Managed Assets	$778,686	$701,037	11%

By Product/Strategy Type
Funds:
Equity	$43,415	$44,732	(3)%
Fixed-Income	44,481	43,616	2
Alternative / Private Markets	12,458	13,040	(4)
Multi-Asset	2,789	2,832	(2)
Total Long-Term Assets	103,143	104,220	(1)
Money Market	417,102	357,346	17
Total Fund Assets	520,245	461,566	13
Separate Accounts:
Equity	36,742	38,897	(6)
Fixed-Income	51,844	43,845	18
Alternative / Private Markets	8,007	8,134	(2)
Multi-Asset	139	141	(1)
Total Long-Term Assets	96,732	91,017	6
Money Market	161,709	148,454	9
Total Separate Account Assets	258,441	239,471	8
Total Managed Assets	$778,686	$701,037	11%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended
	March 31,		Percent Change
(in millions)	2024	2023
By Asset Class
Equity	$78,969	$84,155	(6)%
Fixed-Income	95,791	88,209	9
Alternative / Private Markets	20,485	20,938	(2)
Multi-Asset	2,874	3,012	(5)
Total Long-Term Assets	198,119	196,314	1
Money Market	578,383	483,083	20
Total Average Managed Assets	$776,502	$679,397	14%

By Product/Strategy Type
Funds:
Equity	$42,355	$45,055	(6)%
Fixed-Income	43,857	43,961	0
Alternative / Private Markets	12,377	13,062	(5)
Multi-Asset	2,739	2,869	(5)
Total Long-Term Assets	101,328	104,947	(3)
Money Market	414,902	333,358	24
Total Average Fund Assets	516,230	438,305	18
Separate Accounts:
Equity	36,614	39,100	(6)
Fixed-Income	51,934	44,248	17
Alternative / Private Markets	8,108	7,876	3
Multi-Asset	135	143	(6)
Total Long-Term Assets	96,791	91,367	6
Money Market	163,481	149,725	9
Total Average Separate Account Assets	260,272	241,092	8
Total Average Managed Assets	$776,502	$679,397	14%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2024	2023
Equity Funds
Beginning Assets	$42,513	$43,342
Sales	2,419	3,171
Redemptions	(4,069)	(2,996)
Net Sales (Redemptions)	(1,650)	175
Net Exchanges	5	90
Impact of Foreign Exchange[1]	(235)	85
Market Gains and (Losses)[2]	2,782	1,040
Ending Assets	$43,415	$44,732

Equity Separate Accounts
Beginning Assets	$36,778	$38,181
Sales[3]	1,496	2,460
Redemptions[3]	(3,282)	(1,740)
Net Sales (Redemptions)[3]	(1,786)	720
Net Exchanges	0	13
Impact of Foreign Exchange[1]	(332)	23
Market Gains and (Losses)[2]	2,082	(40)
Ending Assets	$36,742	$38,897

Total Equity
Beginning Assets	$79,291	$81,523
Sales[3]	3,915	5,631
Redemptions[3]	(7,351)	(4,736)
Net Sales (Redemptions)[3]	(3,436)	895
Net Exchanges	5	103
Impact of Foreign Exchange[1]	(567)	108
Market Gains and (Losses)[2]	4,864	1,000
Ending Assets	$80,157	$83,629
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
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2024	2023
Fixed-Income Funds
Beginning Assets	$43,908	$43,180
Sales	4,049	4,255
Redemptions	(3,484)	(4,699)
Net Sales (Redemptions)	565	(444)
Net Exchanges	(5)	(101)
Impact of Foreign Exchange[1]	(46)	25
Market Gains and (Losses)[2]	59	956
Ending Assets	$44,481	$43,616

Fixed-Income Separate Accounts
Beginning Assets	$51,012	$43,563
Sales[3]	2,534	1,792
Redemptions[3]	(1,911)	(2,428)
Net Sales (Redemptions)[3]	623	(636)
Net Exchanges	(2)	0
Impact of Foreign Exchange[1]	(25)	13
Market Gains and (Losses)[2]	236	905
Ending Assets	$51,844	$43,845

Total Fixed-Income
Beginning Assets	$94,920	$86,743
Sales[3]	6,583	6,047
Redemptions[3]	(5,395)	(7,127)
Net Sales (Redemptions)[3]	1,188	(1,080)
Net Exchanges	(7)	(101)
Impact of Foreign Exchange[1]	(71)	38
Market Gains and (Losses)[2]	295	1,861
Ending Assets	$96,325	$87,461
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
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2024	2023
Alternative / Private Markets Funds
Beginning Assets	$12,379	$13,050
Sales	654	844
Redemptions	(569)	(657)
Net Sales (Redemptions)	85	187
Net Exchanges	2	24
Impact of Foreign Exchange[1]	(139)	224
Market Gains and (Losses)[2]	131	(445)
Ending Assets	$12,458	$13,040

Alternative / Private Markets Separate Accounts
Beginning Assets	$8,172	$7,752
Sales[3]	107	421
Redemptions[3]	(171)	(135)
Net Sales (Redemptions)[3]	(64)	286
Net Exchanges	0	(23)
Impact of Foreign Exchange[1]	(87)	144
Market Gains and (Losses)[2]	(14)	(25)
Ending Assets	$8,007	$8,134

Total Alternative / Private Markets
Beginning Assets	$20,551	$20,802
Sales[3]	761	1,265
Redemptions[3]	(740)	(792)
Net Sales (Redemptions)[3]	21	473
Net Exchanges	2	1
Impact of Foreign Exchange[1]	(226)	368
Market Gains and (Losses)[2]	117	(470)
Ending Assets	$20,465	$21,174
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
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2024	2023
Multi-Asset Funds
Beginning Assets	$2,730	$2,851
Sales	44	47
Redemptions	(108)	(139)
Net Sales (Redemptions)	(64)	(92)
Net Exchanges	0	2
Market Gains and (Losses)[1]	123	71
Ending Assets	$2,789	$2,832

Multi-Asset Separate Accounts
Beginning Assets	$137	$138
Sales[2]	0	0
Redemptions[2]	(4)	(5)
Net Sales (Redemptions)[2]	(4)	(5)
Market Gains and (Losses)[1]	6	8
Ending Assets	$139	$141

Total Multi-Asset
Beginning Assets	$2,867	$2,989
Sales[2]	44	47
Redemptions[2]	(112)	(144)
Net Sales (Redemptions)[2]	(68)	(97)
Net Exchanges	0	2
Market Gains and (Losses)[1]	129	79
Ending Assets	$2,928	$2,973
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
Changes in Total Long-Term Assets

	Three Months Ended
	March 31,
(in millions)	2024	2023
Total Long-Term Fund Assets
Beginning Assets	$101,530	$102,423
Sales	7,166	8,317
Redemptions	(8,230)	(8,491)
Net Sales (Redemptions)	(1,064)	(174)
Net Exchanges	2	15
Impact of Foreign Exchange[1]	(420)	334
Market Gains and (Losses)[2]	3,095	1,622
Ending Assets	$103,143	$104,220

Total Long-Term Separate Accounts Assets
Beginning Assets	$96,099	$89,634
Sales[3]	4,137	4,673
Redemptions[3]	(5,368)	(4,308)
Net Sales (Redemptions)[3]	(1,231)	365
Net Exchanges	(2)	(10)
Impact of Foreign Exchange[1]	(444)	180
Market Gains and (Losses)[2]	2,310	848
Ending Assets	$96,732	$91,017

Total Long-Term Assets
Beginning Assets	$197,629	$192,057
Sales[3]	11,303	12,990
Redemptions[3]	(13,598)	(12,799)
Net Sales (Redemptions)[3]	(2,295)	191
Net Exchanges	0	5
Impact of Foreign Exchange[1]	(864)	514
Market Gains and (Losses)[2]	5,405	2,470
Ending Assets	$199,875	$195,237
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
Changes in Federated Hermes’ average asset mix period-over-period across both asset classes and offering types have a direct impact on Federated Hermes’ operating income. Asset mix impacts Federated Hermes’ total revenue due to the difference in the fee rates earned on each asset class and offering type per invested dollar and certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size of the customer relationship. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset class and offering type for the periods presented:

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Three Months Ended		Three Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
By Asset Class
Money Market	75%	71%	51%	47%
Equity	10%	12%	30%	33%
Fixed-Income	12%	13%	12%	13%
Alternative / Private Markets	3%	3%	5%	5%
Multi-Asset	0%	1%	1%	1%
Other	—%	—%	1%	1%
By Product/Strategy Type
Funds:
Money Market	54%	49%	48%	44%
Equity	5%	6%	23%	25%
Fixed-Income	6%	6%	9%	10%
Alternative / Private Markets	2%	2%	3%	3%
Multi-Asset	0%	1%	1%	1%
Separate Accounts:
Money Market	21%	22%	3%	3%
Equity	5%	6%	7%	8%
Fixed-Income	6%	7%	3%	3%
Alternative / Private Markets	1%	1%	2%	2%
Other	—%	—%	1%	1%
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
Total average managed assets increased 14% for the three months ended March 31, 2024, as compared to the same period in 2023. As of March 31, 2024, total managed assets increased 11% from March 31, 2023. Average money market assets increased 20% for the three months ended March 31, 2024, as compared to the same period in 2023. Period-end money market assets increased 14% at March 31, 2024, as compared to March 31, 2023. Money market strategies continued to benefit from favorable market conditions for cash as an asset class, elevated liquidity levels in the financial system, and attractive yields compared to cash management alternatives such as bank deposits and direct investments in money market instruments such as treasury bills and commercial paper. Average equity assets decreased 6% for the three months ended March 31, 2024, as compared to the same period in 2023. Period-end equity assets decreased 4% at March 31, 2024, as compared to March 31, 2023, primarily due to net redemptions, partially offset by market appreciation. Stocks trended higher in the first quarter of 2024 as optimism over the U.S. economy, a “soft landing” and potential interest-rate cuts combined with enthusiasm for generative artificial intelligence sent the S&P 500 up more than 10%. Average fixed-income assets increased 9% for the three months ended March 31, 2024, as compared to the same period in 2023. Period-end fixed-income assets increased 10% at March 31, 2024, as compared to March 31, 2023, primarily due to net sales and market appreciation. As yields increased across the Treasury curve, including for the benchmark U.S. 10-year Treasury that ended the quarter at 4.21% up from 3.88% at the end of 2023, bond prices fell. Average alternative/private markets assets decreased 2% for the three months ended March 31,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
2024, as compared to the same period in 2023. Period-end alternative/private markets assets decreased 3% at March 31, 2024, as compared to March 31, 2023, primarily due to market depreciation and net redemptions.
Results of Operations
Revenue. Revenue increased $14.2 million for the three-month period ended March 31, 2024, as compared to the same period in 2023, primarily due to an increase in money market revenue of $22.2 million due to an increase in average money market fund assets. This increase was partially offset by a decrease of $8.6 million in equity revenue due to lower average assets.
For the three-month periods ended March 31, 2024 and 2023, Federated Hermes’ ratio of revenue to average managed assets was 0.20% and 0.23%, respectively. The decrease in the rate was primarily due to a decrease in revenue from lower average equity assets and a change in the mix of fixed-income average assets during the first three months of 2024 compared to the same period in 2023.
Operating Expenses. Total Operating Expenses for the three-month period ended March 31, 2024 increased $0.8 million, as compared to the same period in 2023 primarily due to Distribution expense increases of $1.6 million mainly due to an increase in money market fund assets.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net decreased $1.9 million for the three-month period ended March 31, 2024, as compared to the same period in 2023. The decrease is primarily due to a $3.7 million decrease in Gain (Loss) on Securities, net due to a smaller increase in the market value of investments in the first quarter 2024 compared to the increase in the market value of investments during the first quarter 2023. This decrease was partially offset by a $1.9 million increase in Investment Income, net primarily due to an increase in investment yields due to higher interest rates in the first quarter 2024 as compared to the first quarter 2023.
Income Taxes. The income tax provision was $29.0 million for the three-month period ended March 31, 2024, as compared to $21.0 million for the same period in 2023. The increase in the income tax provision was primarily due to higher income before income taxes. The effective tax rate was 27.9% for the three-month period ended March 31, 2024, as compared to 22.7% for the same period in 2023. The increase in the effective tax rate was primarily due to a valuation allowance on foreign deferred tax assets (3.0%), and a larger tax benefit in 2023 associated with vesting of restricted shares related to share-based compensation (1.1%).
Pillar Two legislation has been enacted in certain jurisdictions in which Federated Hermes operates. The legislation is effective for the financial year beginning January 1, 2024. Federated Hermes is in scope of the enacted legislation and has performed an assessment of its potential exposure to Pillar Two income taxes based on the most recent tax filings, country-by-country report and financial statements for the constituent entities of Federated Hermes. Based on the assessment, for fiscal year 2024 Federated Hermes expects to be able to rely on the transitional safe harbor for each of the jurisdictions in which it operates. As a result, Federated Hermes does not expect a material exposure to Pillar Two income taxes in those jurisdictions. This assessment will continue to be monitored and updated as additional guidance and/or legislation is released.
Net Income Attributable to Federated Hermes, Inc. Net income increased $5.4 million for the three-month period ended March 31, 2024, as compared to the same period in 2023, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended March 31, 2024 increased $0.11, as compared to the same period in 2023, primarily due to increased net income ($0.07) and a decrease in shares outstanding resulting from share repurchases ($0.04).
Liquidity and Capital Resources
Liquid Assets. At March 31, 2024, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $605.7 million, as compared to $656.4 million at December 31, 2023. The change in liquid assets is discussed below.
At March 31, 2024, Federated Hermes’ liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and certain other countries subject to economic sanctions. Federated Hermes’ experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $302.1 million in AUM) that meet the requirements of Rule 2a-7 under the 1940 Act (Rule 2a-7) or operate in accordance with

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes’ credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $14.0 million for the three months ended March 31, 2024, as compared to $5.4 million for the same period in 2023. The increase in cash provided was primarily due to (1) an increase in cash received related to the $14.2 million increase in revenue previously discussed and (2) an increase of $9.6 million in cash received from the net sale of trading securities for the three months ended March 31, 2024 as compared to the same period in 2023. These increases in cash were partially offset by an increase in cash paid to vendors during the three-month period ended March 31, 2024 as compared to the same period in 2023.
Cash Provided by Investing Activities. During the three-month period ended March 31, 2024, net cash provided by investing activities was $27.6 million, which primarily represented $53.9 million in cash received from redemptions of Investments—Affiliates and Other, partially offset by $25.7 million paid for purchases of Investments—Affiliates and Other.
Cash Used by Financing Activities. During the three-month period ended March 31, 2024, net cash used by financing activities was $63.5 million due primarily to $39.0 million of treasury stock purchases and $23.7 million or $0.28 per share of dividends paid to holders of Federated Hermes common shares.
Long-term Debt. On March 17, 2022, pursuant to a Note Purchase Agreement, Federated Hermes issued unsecured senior Notes in the aggregate amount of $350 million at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. The entire principal amount of the $350 million Notes will become due March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of March 31, 2024, the outstanding balance of the $350 million Notes, net of unamortized issuance costs in the amount of $2.1 million, was $347.9 million and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were, or will be, used to supplement cash flow from operations, to fund share repurchases and potential acquisitions, to pay down debt outstanding under the Credit Agreement and for other general corporate purposes. See Note (11) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
As of March 31, 2024, Federated Hermes’ Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. Borrowings under the Credit Agreement may be used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of March 31, 2024, Federated Hermes has $350 million available to borrow under the Credit Agreement and an additional $200 million available via its optional accordion feature. See Note (11) to the Consolidated Financial Statements for additional information.
Both the Note Purchase Agreement and Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the three months ended March 31, 2024. An interest coverage ratio of at least 4 to 1 is required and, as of March 31, 2024, Federated Hermes’ interest coverage ratio was 40 to 1. A leverage ratio of no more than 3 to 1 is required and, as of March 31, 2024, Federated Hermes’ leverage ratio was 0.72 to 1.
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
Future Cash Needs. Management expects that principal uses of cash will include funding business acquisitions and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, paying debt obligations, paying taxes, repurchasing company stock, developing and seeding new offerings, modifying existing offerings and relationships, maintaining regulatory liquidity and capital requirements and funding property and equipment expenditures. In addition, Federated Hermes expects to invest approximately $310 million (including the allocation of approximately $190 million in existing technology-related overhead, primarily the compensation expense of existing employees, and an external spend of approximately $120 million) through 2026 to support a number of planned technology-driven initiatives. Any number of factors may cause Federated Hermes’ future cash needs to increase. As a result of the highly

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees could continue to increase.
On April 25, 2024, the board of directors declared a $1.31 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of May 8, 2024 to be paid on May 15, 2024. The dividend, which will be paid from Federated Hermes’ existing cash balance, is considered an ordinary dividend for tax purposes and consists of a $0.31 quarterly dividend and a $1.00 special dividend. See Business Developments - Subsequent Event - Special Cash Dividend for more information on the estimated diluted earnings per share impact for the quarter ending June 30, 2024.
After evaluating Federated Hermes’ liquid assets following the special dividend payment, expected continuing cash flow from operations, its borrowing capacity under the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet both its short-term and reasonably foreseeable long-term cash needs.
Financial Position
The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Investments—Consolidated Investment Companies at March 31, 2024 increased $53.4 million from December 31, 2023, primarily due to an increase related to the consolidation of a VIE during the three-month period ended March 31, 2024.
Investments—Affiliates and Other at March 31, 2024 decreased $32.1 million from December 31, 2023 primarily due to (1) a decrease of $28.2 million from net redemptions and (2) $5.4 million related to the consolidation of a VIE during the first three months of 2024, which reclassified Federated Hermes’ investment to Investments—Consolidated Investment Companies.
Accrued Compensation and Benefits at March 31, 2024 decreased $91.9 million from December 31, 2023 primarily due to the 2023 accrued annual incentive compensation being paid in the first quarter of 2024 ($129.4 million), partially offset by 2024 incentive compensation accruals recorded at March 31, 2024 ($38.1 million).
Income Taxes Payable at March 31, 2024 increased $23.7 million from December 31, 2023 primarily due to an accrual for the first quarter estimated federal tax payment that was paid in April 2024.
Legal Proceedings
Federated Hermes has claims asserted against it from time to time. See Note (17) to the Consolidated Financial Statements for additional information.
Recent Accounting Pronouncements
For a list of new accounting standards applicable to Federated Hermes, see Note (2) to the Consolidated Financial Statements.
Critical Accounting Policies
Federated Hermes’ Consolidated Financial Statements have been prepared in accordance with GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management continually evaluates the accounting policies and estimates it uses to prepare the Consolidated Financial Statements. In general, management’s estimates are based on historical experience, information from third-party professionals and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results can differ from those estimates made by management and those differences may be material.
Of the significant accounting policies described in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023, management believes that indefinite-lived intangible assets included in its Goodwill and Intangible Assets policy involves a higher degree of judgment and complexity. See Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section Critical Accounting Policies for a complete discussion of this policy.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
A decrease in projected cash flows resulted in management determining that an indicator of potential impairment existed as of December 31, 2023 for the FHL right to manage public fund assets which totals £124.4 million at March 31, 2024 and was acquired in connection with the 2018 FHL acquisition. Management used an income-based approach to valuation, the discounted cash flow method, in valuing the asset. The discounted cash flow method resulted in no impairment for the year ended December 31, 2023 as the estimated fair value of this intangible asset exceeded the carrying value. As a result of revenue for the three-month period ended March 31, 2024 trailing forecast revenue and an increased discount rate, a discounted cash flow analysis was prepared as of March 31, 2024 which resulted in the estimated fair value exceeding the carrying value by less than 10%. The key assumptions in the discounted cash flow analysis include revenue growth rates, pre-tax profit margins and the discount rate applied to the projected cash flows. The risk of future impairment increases with a decrease in projected cash flows and/or an increase in the discount rate.
As of March 31, 2024, assuming all other assumptions remain static, an increase or decrease of 10% in projected revenue growth rates would result in a corresponding change to estimated fair value of approximately 7%. An increase or decrease of 10% in pre-tax profit margins would result in a corresponding change to estimated fair value of approximately 12%. An increase or decrease in the discount rate of 25 basis points would result in an inverse change to estimated fair value of approximately 2%. Any market volatility and other events related to geopolitical or other unexpected events could further reduce the AUM, revenues and earnings associated with this intangible asset and can result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which can result in an impairment. For additional information on risks related to geopolitical or other unexpected events, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023.
Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2024, there were no material changes to Federated Hermes’ exposures to market risk that would require an update to the disclosures provided in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023.
Part I, Item 4. Controls and Procedures
(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes’ President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated Hermes’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated Hermes’ disclosure controls and procedures were effective at March 31, 2024.
(b)There has been no change in Federated Hermes’ internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, Federated Hermes’ internal control over financial reporting.
Part II, Item 1. Legal Proceedings
Information regarding this Item is contained in Note (17) to the Consolidated Financial Statements.
Part II, Item 1A. Risk Factors
There are no material changes to the risk factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) not applicable.
(b) not applicable.
(c) The following table summarizes stock repurchases under Federated Hermes’ share repurchase program during the first quarter 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January[2]	64,399	$28.25	50,000	4,482,415
February[2]	585,000	35.06	580,000	3,902,415
March[2]	432,721	33.91	410,000	3,492,415
Total	1,082,120	$34.20	1,040,000	3,492,415
1    In October 2023, the Federated Hermes board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of March 31, 2024. See Note (13) to the Consolidated Financial Statements for additional information on this program.
2    In January, February and March 2024, 14,399, 5,000 and 22,721 shares, respectively, of Class B common stock with a weighted-average price of $2.88, $0.00 and $2.07 per share, respectively, were repurchased as employees forfeited restricted stock.
Part II, Item 5. Other Information
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
At the Annual Meeting of Shareholders of Federated Hermes held on Thursday, April 25, 2024, via teleconference, the holder of Federated Hermes’ Class A common stock, which constituted all of the shares entitled to vote at the meeting, approved the following proposal, which is described in more detail in Federated Hermes’ Information Statement to shareholders dated March 13, 2024.
The holder of Federated Hermes’ Class A common stock elected seven individuals to the Board of Directors of Federated Hermes, Inc. as set forth below:

Director	Shares Voted For	Shares Voted Against	Shares Withheld
Joseph C. Bartolacci	9,000	—	—
J. Christopher Donahue	9,000	—	—
Thomas R. Donahue	9,000	—	—
Michael J. Farrell	9,000	—	—
John B. Fisher	9,000	—	—
Karen L. Hanlon	9,000	—	—
Marie Milie Jones	9,000	—	—
INSIDER TRADING ARRANGEMENTS
While certain officers have elected in advance to satisfy tax obligations arising from the vesting of awards of periodic and bonus restricted Federated Hermes Class B Common Stock through the sale of sufficient shares of such stock necessary to satisfy such tax obligations in the open-market, no director or officer adopted, modified or terminated a Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading arrangement during the fiscal quarter ended March 31, 2024.

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

Federated Hermes, Inc.
(Registrant)

Date	April 26, 2024	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	April 26, 2024	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer