Form 10-Q
period 2024-06-30
FEDERATED HERMES, INC.
filed 2024-07-26
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 19, 2024, the Registrant had outstanding 9,000 shares of Class A common stock and 82,595,904 shares of Class B common stock.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that could cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “forecast,” “project,” “predict,” “trend,” “approximate,” “potential,” “opportunity,” “believe,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “projection,” “plan,” “assume,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “can,” “may,” and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management’s assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: asset flows, levels, values and mix and their impact; projected growth rates, projected pre-tax profit margins, discount rates, and the possibility and potential impact of impairments; business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; potential changes to the Federal Reserve Board’s (Federal Reserve) tapering policy or the Department of Treasury’ s plans to purchase Treasury securities; rates of inflation; fee rates and recognition; sources, levels and recognition of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances and the degree to which Fee Waivers will be implemented; the impact of market volatility, liquidity, and other market conditions; whether performance fees or carried interest will be earned or clawed back; whether and when revenue or expense is recognized; whether and when capital contributions could be made, the availability of insurance and probability of insurance reimbursements or recoveries in connection with indemnification obligations or other claims; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the impact of acquisitions on Federated Hermes’ growth; the timing and amount of acquisition-related payment obligations; the results of negotiations involving consideration in business transactions; payment obligations pursuant to employment or incentive and business arrangements; vesting rights and requirements; business and market expansion opportunities, including acceleration of global growth; interest and principal payments or expenses; taxes, tax rates and the impact of tax law changes; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity, including the amount and timing of expected future capital expenditures; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes’ product, strategy, and other service (as applicable, offering) and market performance and Federated Hermes’ performance indicators; investor preferences; offering demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; the outcome and impact of legal proceedings; regulatory matters, including the pace, timing, impact, effects and other consequences of the current regulatory environment; the attractiveness and resiliency of money market funds; dedication of resources; accounting-related assessments, judgements and determinations; compliance, and related legal, compliance and other professional services expenses; and interest rate, concentration, market, currency and other risks and their impact. Any forward-looking statement is inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond Federated Hermes’ control. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes’ business and results, including by changing Federated Hermes’ asset flows, levels, and mix, and business mix, which could cause a decline in revenues and net income, result in impairments and change the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue growth levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements can be based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes’ success in developing, structuring and distributing its offerings, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated Hermes’ offerings to intermediary customers, opportunities to repurchase shares, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes’ risks and uncertainties also include liquidity and credit risks in Federated Hermes’ money market funds and revenue risk, which will be affected by yield levels in money market fund offerings, Fee Waivers, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such offerings. Many of these factors could be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that could impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$307,433	$383,180
Investments—Consolidated Investment Companies	72,847	70,543
Investments—Affiliates and Other	72,599	106,952
Receivables, net of reserve of $21 and $21, respectively	72,086	75,721
Receivables—Affiliates	44,472	48,694
Prepaid Expenses	37,911	29,739
Other Current Assets	5,953	5,900
Total Current Assets	613,301	720,729
Long-Term Assets
Goodwill	806,069	807,156
Intangible Assets, net of accumulated amortization of $70,045 and $64,112, respectively	335,554	409,449
Property and Equipment, net of accumulated depreciation of $122,372 and $119,852, respectively	32,170	30,711
Right-of-Use Assets, net	92,464	99,265
Other Long-Term Assets	31,949	34,534
Total Long-Term Assets	1,298,206	1,381,115
Total Assets	$1,911,507	$2,101,844
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$92,564	$88,290
Accrued Compensation and Benefits	93,153	158,392
Lease Liabilities	16,437	16,283
Other Current Liabilities	21,226	24,378
Total Current Liabilities	223,380	287,343
Long-Term Liabilities
Long-Term Debt	347,974	347,843
Long-Term Deferred Tax Liability, net	181,403	186,292
Long-Term Lease Liabilities	85,748	93,816
Other Long-Term Liabilities	25,486	32,453
Total Long-Term Liabilities	640,611	660,404
Total Liabilities	863,991	947,747
Commitments and Contingencies (Note (17))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	30,491	25,845
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders’ Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 99,505,456 Shares Issued	491,204	474,814
Additional Paid-In Capital from Treasury Stock Transactions	0	2
Retained Earnings	1,145,844	1,194,561
Treasury Stock, at Cost, 16,905,080 and 14,664,467 Shares Class B Common Stock, respectively	(595,592)	(521,403)
Accumulated Other Comprehensive Income (Loss), net of tax	(24,620)	(19,911)
Total Permanent Equity	1,017,025	1,128,252
Total Liabilities, Temporary Equity and Permanent Equity	$1,911,507	$2,101,844
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
Investment Advisory Fees, net—Affiliates	$211,111	$249,421	$413,902	$451,310
Investment Advisory Fees, net—Other	59,511	60,916	121,014	123,008
Administrative Service Fees, net—Affiliates	95,346	85,199	190,132	164,378
Other Service Fees, net—Affiliates	32,190	33,994	65,554	68,857
Other Service Fees, net—Other	4,425	3,702	8,352	7,868
Total Revenue	402,583	433,232	798,954	815,421
Operating Expenses
Compensation and Related	130,748	159,883	267,294	296,761
Distribution	93,503	97,086	188,398	190,420
Systems and Communications	23,194	22,074	45,017	42,046
Professional Service Fees	19,845	19,099	38,197	35,320
Office and Occupancy	9,765	11,404	19,734	24,278
Advertising and Promotional	6,621	5,109	10,927	9,451
Travel and Related	3,847	3,835	7,119	7,066
Intangible Asset Related	69,392	3,418	72,627	6,743
Other	4,951	12,935	10,343	19,781
Total Operating Expenses	361,866	334,843	659,656	631,866
Operating Income	40,717	98,389	139,298	183,555
Nonoperating Income (Expenses)
Investment Income, net	5,988	5,249	12,724	10,068
Gain (Loss) on Securities, net	(856)	40	891	5,533
Debt Expense	(3,159)	(3,118)	(6,308)	(6,243)
Other, net	(34)	(15)	69	107
Total Nonoperating Income (Expenses), net	1,939	2,156	7,376	9,465
Income Before Income Taxes	42,656	100,545	146,674	193,020
Income Tax Provision	23,431	27,543	52,439	48,552
Net Income Including the Noncontrolling Interests in Subsidiaries	19,225	73,002	94,235	144,468
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	(1,802)	827	(1,825)	2,692
Net Income	$21,027	$72,175	$96,060	$141,776
Amounts Attributable to Federated Hermes, Inc.
Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted	$16,294	$68,704	$90,250	$134,794
Earnings Per Common Share—Basic and Diluted	$0.20	$0.81	$1.12	$1.59
Cash Dividends Per Share	$1.31	$0.28	$1.59	$0.55
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income Including the Noncontrolling Interests in Subsidiaries	$19,225	$73,002	$94,235	$144,468

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	526	14,477	(4,709)	24,097
Temporary Equity
Foreign Currency Translation Gain (Loss)	13	328	(93)	560
Other Comprehensive Income (Loss), net of tax	539	14,805	(4,802)	24,657
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	19,764	87,807	89,433	169,125
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests in Subsidiaries	(1,789)	1,155	(1,918)	3,252
Comprehensive Income Attributable to Federated Hermes, Inc.	$21,553	$86,652	$91,351	$165,873
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2023	$475,003	$2	$1,194,561	$(521,403)	$(19,911)	$1,128,252	$25,845
Net Income (Loss)	0	0	75,033	0	0	75,033	(23)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(5,235)	(5,235)	(106)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	2,724
Consolidation (Deconsolidation)	0	0	0	0	0	0	48,100
Stock Award Activity	10,262	(2)	(10,936)	10,977	0	10,301	0
Dividends Declared	0	0	(23,727)	0	0	(23,727)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(3,410)
Purchase of Treasury Stock	0	0	0	(37,197)	0	(37,197)	0
Balance at March 31, 2024	$485,265	$0	$1,234,931	$(547,623)	$(25,146)	$1,147,427	$73,130
Net Income (Loss)	0	0	21,027	0	0	21,027	(1,802)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	526	526	13
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	16,303
Consolidation (Deconsolidation)	0	0	0	0	0	0	(52,723)
Stock Award Activity	6,128	0	(8)	8	0	6,128	0
Dividends Declared	0	0	(110,106)	0	0	(110,106)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(4,430)
Purchase of Treasury Stock	0	0	0	(47,977)	0	(47,977)	0
Balance at June 30, 2024	$491,393	$0	$1,145,844	$(595,592)	$(24,620)	$1,017,025	$30,491

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

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2024	2023
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$94,235	$144,468
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Depreciation and Amortization	11,159	14,724
Share-Based Compensation Expense	16,571	19,677
(Gain) Loss on Disposal of Assets	243	(401)
Provision (Benefit) for Deferred Income Taxes	(4,631)	(1,376)
Consolidation/(Deconsolidation) of Other Entities	(2,759)	(2,176)
Net Unrealized (Gain) Loss on Investments	(998)	(5,118)
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(8,964)	(17,843)
Impairment of Intangible Asset	66,331	0
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	7,392	(40,636)
(Increase) Decrease in Prepaid Expenses and Other Assets	6,297	16,982
Increase (Decrease) in Accounts Payable and Accrued Expenses	(62,846)	(46,268)
Increase (Decrease) in Other Liabilities	(19,325)	(5,469)
Net Cash Provided (Used) by Operating Activities	102,705	76,564
Investing Activities
Purchases of Investments—Affiliates and Other	(28,611)	(11,245)
Proceeds from Redemptions of Investments—Affiliates and Other	66,322	22,213
Cash Paid for Property and Equipment	(6,547)	(3,722)
Net Cash Provided (Used) by Investing Activities	31,164	7,246
Financing Activities
Dividends Paid	(134,015)	(49,260)
Purchases of Treasury Stock	(85,268)	(47,915)
Distributions to Noncontrolling Interests in Subsidiaries	(7,840)	(17,678)
Contributions from Noncontrolling Interests in Subsidiaries	19,027	32,460
Cash paid for Business Acquisitions	(517)	(857)
Other Financing Activities	38	0
Net Cash Provided (Used) by Financing Activities	(208,575)	(83,250)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(1,337)	5,651
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(76,043)	6,211
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	386,954	340,955
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	310,911	347,166
Less: Restricted Cash Recorded in Other Current Assets	3,005	4,014
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	473	395
Cash and Cash Equivalents	$307,433	$342,757
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
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updates income tax disclosures by requiring annual disclosures of disaggregated information, based on meeting a quantitative threshold, about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The update is effective for Federated Hermes for the December 31, 2025 Form 10-K, with early adoption permitted, and allows for either the prospective or retrospective adoption method. Management is currently evaluating this ASU to determine its impact on Federated Hermes’ disclosures. Management does not plan to early adopt this update and will elect the retrospective transition method.
(3) Significant Accounting Policies
For a complete listing of Federated Hermes’ significant accounting policies, please refer to Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(4) Revenue from Contracts with Customers
The following table presents Federated Hermes’ revenue disaggregated by asset class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Money market	$207,389	$193,326	$410,029	$372,862
Equity	115,742	123,266	232,257	247,918
Fixed-income	48,616	47,436	97,291	95,327
Other	30,836	69,204	59,377	99,314
Total Revenue	$402,583	$433,232	$798,954	$815,421
The following table presents Federated Hermes’ revenue disaggregated by performance obligation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Investment Advisory[1]	$270,622	$310,337	$534,916	$574,318
Administrative Services	95,346	85,199	190,132	164,378
Distribution[2]	30,060	32,017	61,426	64,894
Other	6,555	5,679	12,480	11,831
Total Revenue	$402,583	$433,232	$798,954	$815,421
1    The Investment Advisory performance obligation can also include administrative, distribution and other services recorded as a single asset management fee under Topic 606, as it is part of a unitary fee arrangement with a single performance obligation.
2    The Distribution performance obligation is satisfied at a point in time. A portion of this revenue relates to a performance obligation that has been satisfied in a prior period.
The following table presents Federated Hermes’ revenue disaggregated by geographical market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Domestic	$340,568	$330,101	$675,996	$649,049
Foreign[1]	62,015	103,131	122,958	166,372
Total Revenue	$402,583	$433,232	$798,954	$815,421
1    This represents revenue earned by non-U.S. domiciled subsidiaries.
The following table presents Federated Hermes’ revenue disaggregated by offering type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Federated Hermes Funds	$338,647	$368,614	$669,588	$684,545
Separate Accounts	59,511	60,916	121,014	123,008
Other	4,425	3,702	8,352	7,868
Total Revenue	$402,583	$433,232	$798,954	$815,421
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at June 30, 2024. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to twelve months. Based on existing contracts and the applicable foreign exchange rates as of June 30, 2024, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2024	$7,117
2025	4,537
2026	2,038
2027 and Thereafter	262
Total Remaining Unsatisfied Performance Obligations	$13,954
(5) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes’ significant revenue concentration by asset class:

	Six Months Ended
	June 30,
	2024	2023
Money Market Assets	52%	46%
Equity Assets	29%	30%
Fixed-Income Assets	12%	12%
(b) Revenue Concentration by Investment Fund
Federated Hermes’ revenue concentration in the investment fund, Federated Hermes Government Obligations Fund, was 15% for both the three- and six-month periods ended June 30, 2024, and 13% and 14% for the three- and six-month periods ended June 30, 2023, respectively. A significant and prolonged decline in the AUM in this fund could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with this fund.
(c) Revenue Concentration by Intermediary
Approximately 10% of Federated Hermes’ total revenue for both the three- and six-month periods ended June 30, 2024, and 11% for both the three- and six-month periods ended June 30, 2023, was derived from services provided to one intermediary, The Bank of New York Corporation, including its Pershing subsidiary. Significant negative changes in Federated Hermes’ relationship with this intermediary could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
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
In the ordinary course of business, Federated Hermes could implement fee waivers, rebates or expense reimbursements for various Federated Hermes Funds for competitive reasons (such as waivers to maintain the yields of certain money market funds

Notes to the Consolidated Financial Statements (continued)
(unaudited)

at or above zero (Voluntary Yield-related Fee Waivers) or to maintain certain fund expense ratios/yields), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three and six months ended June 30, 2024, Fee Waivers totaled $103.1 million and $211.3 million, respectively, of which $77.4 million and $158.5 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. For the three and six months ended June 30, 2023, Fee Waivers totaled $131.3 million and $256.5 million, respectively, of which $103.4 million and $199.5 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business could make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of money market Federated Hermes Funds. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund’s net asset value (NAV), increase the market-based NAV per share of the fund’s portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the six months ended June 30, 2024 and 2023.
In accordance with Federated Hermes’ consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of June 30, 2024 and December 31, 2023.
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
(b) Consolidated Variable Interest Entities
As of the periods ended June 30, 2024 and December 31, 2023, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes’ net interest in the consolidated VIEs for each period presented:

(in millions)	June 30, 2024	December 31, 2023
Cash and Cash Equivalents	$8.0	$10.1
Investments—Consolidated Investment Companies	14.5	12.4
Receivables-Affiliates	0.0	4.7
Other Current Assets	0.5	0.3
Other Long-Term Assets	12.8	13.8
Less: Liabilities	8.4	14.0
Less: Accumulated Other Comprehensive Income (Loss), net of tax	0.4	0.6
Less: Redeemable Noncontrolling Interests in Subsidiaries	11.5	11.6
Federated Hermes’ Net Interest in VIEs	$15.5	$15.1
Federated Hermes’ net interest in the consolidated VIEs represents the value of Federated Hermes’ economic ownership interest in those VIEs. Federated Hermes consolidated one VIE in the first quarter 2024 due primarily to redemptions from outside investors, which was subsequently deconsolidated in the second quarter 2024 due primarily to additional investments from outside investors. There was no material impact to the Consolidated Statements of Income as a result of this consolidation and deconsolidation on a net basis.
(c) Non-Consolidated Variable Interest Entities
Federated Hermes’ involvement with certain Federated Hermes Funds that are deemed to be VIEs includes serving as investment manager, or, at times, holding a minority interest or both. Federated Hermes’ variable interest is not deemed to

Notes to the Consolidated Financial Statements (continued)
(unaudited)

absorb losses or receive benefits that could potentially be significant to the VIE. Therefore, Federated Hermes is not the primary beneficiary of these VIEs and has not consolidated these entities.
Federated Hermes’ maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $11.1 million (primarily recorded in Investments—Affiliates and Other on the Consolidated Balance Sheets) at June 30, 2024 and was $133.9 million (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) at December 31, 2023, and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $386.4 million and $9.3 billion at June 30, 2024 and December 31, 2023, respectively. Of the Receivables—Affiliates at June 30, 2024 and December 31, 2023, $0.3 million and $1.1 million, respectively, was related to non-consolidated VIEs and represented Federated Hermes’ maximum risk of loss from non-consolidated VIE receivables.
(7) Investments
At June 30, 2024 and December 31, 2023, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $65.9 million and $99.5 million, respectively, primarily in mutual funds which represent equity investments for Federated Hermes, and held investments in Separate Accounts of $6.7 million and $7.5 million at June 30, 2024 and December 31, 2023, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes’ investments held in Separate Accounts as of June 30, 2024 and December 31, 2023 were primarily composed of stocks of large domestic and foreign companies ($2.9 million and $3.4 million, respectively) and domestic debt securities ($2.4 million for both periods).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (6)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes’ Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of June 30, 2024 and December 31, 2023 were primarily composed of domestic and foreign debt securities ($59.6 million and $59.1 million, respectively), stocks of large foreign companies ($7.0 million and $4.9 million, respectively), and stocks of small and mid-sized domestic and foreign companies ($4.5 million and $4.2 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes’ investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$(2,130)	$641	$(2,137)	$4,262
Net Realized Gains (Losses)[1]	(37)	(335)	(223)	(975)
Net Gains (Losses) on Investments—Consolidated Investment Companies	(2,167)	306	(2,360)	3,287
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	1,794	(1,496)	3,135	856
Net Realized Gains (Losses)[1]	(483)	1,230	116	1,390
Net Gains (Losses) on Investments—Affiliates and Other	1,311	(266)	3,251	2,246
Gain (Loss) on Securities, net	$(856)	$40	$891	$5,533
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
(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes’ financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2024
Financial Assets
Cash and Cash Equivalents	$307,433	$0	$0	$307,433
Investments—Consolidated Investment Companies	13,288	59,559	0	72,847
Investments—Affiliates and Other	69,781	2,796	22	72,599
Other[1]	5,830	1,478	0	7,308
Total Financial Assets	$396,332	$63,833	$22	$460,187

Total Financial Liabilities[2]	$0	$0	$7,524	$7,524

December 31, 2023
Financial Assets
Cash and Cash Equivalents	$383,180	$0	$0	$383,180
Investments—Consolidated Investment Companies	11,402	59,141	0	70,543
Investments—Affiliates and Other	104,341	2,588	23	106,952
Other[1]	6,160	1,644	0	7,804
Total Financial Assets	$505,083	$63,373	$23	$568,479

Total Financial Liabilities[2]	$0	$335	$7,626	$7,961
1    Amounts primarily consist of restricted cash, security deposits and derivative assets.
2    Amounts primarily consist of acquisition-related future contingent consideration liabilities.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at June 30, 2024 or December 31, 2023.
Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $266.0 million and $333.3 million at June 30, 2024 and December 31, 2023, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.

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
Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes could be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of June 30, 2024, acquisition-related future consideration liabilities of $7.5 million were primarily related to business combinations made in 2022 and 2020 and were recorded in Other Current Liabilities ($4.2 million) and Other Long-Term Liabilities ($3.3 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes’ liability for future consideration payments related to these business combinations:

(in thousands)
Balance at December 31, 2023	$7,626
Changes in Fair Value	415
Contingent Consideration Payments	(517)
Balance at June 30, 2024	$7,524
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of June 30, 2024 and December 31, 2023, these investments totaled $18.5 million and $19.9 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Due to an indication of potential impairment as of June 30, 2024, management measured the fair value of an indefinite-lived intangible asset related to the FHL right to manage public fund assets acquired in connection with the 2018 FHL acquisition. The fair value of this asset was determined using an income-based approach, which resulted in a fair value of $91.3 million as of June 30, 2024 (Level 3). The key assumptions used in the fair value measurement were projected revenue growth rates, projected pre-tax profit margins and the discount rate applied to projected cash flows. The projected revenue growth rates used in the measurement were between 0% and 13% (with an average of 9%) over the 2024 through 2033 forecast period, and a normalized revenue terminal growth rate of 2.5%. Projected pre-tax profit margins were between -20% and 28% (with an average of 12%) over the same forecast period, and a normalized terminal pre-tax profit margin of 28%. The discount rate used in the fair value measurement was 17.6%. See Note (10) for additional information related to the impairment of indefinite-lived intangible assets.
Federated Hermes did not hold any other assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2024.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes’ debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value, net of unamortized issuance costs in the amount of $2.0 million.
(9) Derivatives
Federated Hermes enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations related to Federated Hermes Limited (FHL), a British Pound Sterling-denominated subsidiary. None of these forwards have been designated as hedging instruments for accounting purposes.
As of June 30, 2024, Federated Hermes held foreign currency forwards expiring from September 2024 through March 2025 with a combined notional amount of £86.3 million. Federated Hermes recorded $1.5 million in Receivables, net on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of June 30, 2024.
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
(10) Intangible Assets, including Goodwill
Intangible Assets, net at June 30, 2024 decreased $73.9 million from December 31, 2023 primarily due to a $66.3 million non-cash impairment of an indefinite-lived intangible asset, $6.5 million of amortization expense and a $1.7 million decrease in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations.
Due to actual results trailing projected results, driven by a combination of lower gross sales and higher redemptions for the quarter ended June 30, 2024 as compared to the quarter ended March 31, 2024, management concluded that an indicator of potential impairment existed as of June 30, 2024 for the indefinite-lived intangible asset related to the FHL right to manage public fund assets acquired in connection with the 2018 FHL acquisition. Management used an income-based approach, the discounted cash flow method, to value the asset as of June 30, 2024, which resulted in a non-cash impairment charge of $66.3 million. The non-cash impairment was recorded in Operating Expenses - Intangible Asset Related on the Consolidated Statements of Income. After recording the impairment, as of June 30, 2024, the indefinite-lived intangible asset related to the FHL right to manage public fund assets totaled $91.3 million. See Note (8) for additional information related to the fair value measurement of this indefinite-lived intangible asset.
Goodwill at June 30, 2024 decreased $1.1 million from December 31, 2023 as a result of foreign exchange rate fluctuations on goodwill denominated in a foreign currency.
(11) Debt
Unsecured Senior Notes
On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350 million ($350 million Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of June 30, 2024, $348.0 million, net of unamortized issuance costs in the amount of $2.0 million, was recorded in Long-Term Debt on the Consolidated Balance Sheets.
The entire principal amount of the $350 million Notes will become due March 17, 2032, subject to certain prepayment requirements under limited conditions. Federated Hermes can elect to prepay the $350 million Notes under certain limited circumstances including with a make-whole amount if prepaid without the consent of the holders of the $350 million Notes.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The Note Purchase Agreement does not feature a facility for the further issuance of additional notes or borrowing of any other amounts and there is no commitment fee payable in connection with the $350 million Notes.
The Note Purchase Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the six-month period ended June 30, 2024. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, can elect to make discretionary principal payments. There was no activity on the Credit Agreement during the six months ended June 30, 2024.
As of June 30, 2024 and December 31, 2023, there were no outstanding borrowings under the revolving credit facility. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender’s commitment. As of June 30, 2024, Federated Hermes has $350 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all covenants at and during the six months ended June 30, 2024. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(12) Share-Based Compensation
During the six months ended June 30, 2024, Federated Hermes awarded 391,107 shares of restricted Class B common stock, the majority of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan (the Plan). This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period.
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
(13) Equity
In October 2023, the Federated Hermes board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of June 30, 2024. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes’ board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the six months ended June 30, 2024, Federated Hermes repurchased approximately 2.6 million shares of its Class B common stock for $84.5 million ($2.0 million of which was accrued in Other Current Liabilities as of June 30, 2024), nearly all of which were repurchased in the open market. At June 30, 2024, approximately 2.0 million shares remain available to be repurchased under this share repurchase program.
The following table presents the activity for the Class B common stock and Treasury stock for the three and six months ended June 30, 2024 and 2023. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Class B Shares
Beginning Balance	84,149,976	89,519,139	84,840,989	89,275,935
Stock Award Activity	9,600	7,200	400,707	382,996
Purchase of Treasury Stock	(1,559,200)	(1,236,199)	(2,641,320)	(1,368,791)
Ending Balance	82,600,376	88,290,140	82,600,376	88,290,140

Treasury Shares
Beginning Balance	15,355,480	9,986,317	14,664,467	10,229,521
Stock Award Activity	(9,600)	(7,200)	(400,707)	(382,996)
Purchase of Treasury Stock	1,559,200	1,236,199	2,641,320	1,368,791
Ending Balance	16,905,080	11,215,316	16,905,080	11,215,316

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(14) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator
Net Income Attributable to Federated Hermes, Inc.	$21,027	$72,175	$96,060	$141,776
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(4,733)	(3,471)	(5,810)	(6,982)
Total Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted	$16,294	$68,704	$90,250	$134,794
Denominator
Basic Weighted-Average Federated Hermes Common Stock[2]	80,026	84,930	80,367	84,902
Dilutive Impact from Non-forfeitable Restricted Stock	0	9	1	5
Diluted Weighted-Average Federated Hermes Common Stock[2]	80,026	84,939	80,368	84,907
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted[2]	$0.20	$0.81	$1.12	$1.59
1    Includes dividends paid on unvested restricted Federated Hermes Class B common stock and their proportionate share of any undistributed earnings attributable to Federated Hermes shareholders.
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
(15) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax, attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2023	$(19,911)
Other Comprehensive Income (Loss)	(4,709)
Balance at June 30, 2024	$(24,620)

Balance at December 31, 2022	$(45,676)
Other Comprehensive Income (Loss)	24,097
Balance at June 30, 2023	$(21,579)

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(16) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	Other Entities	Total
Balance at December 31, 2023	$14,341	$11,504	$25,845
Net Income (Loss)	(72)	49	(23)
Other Comprehensive Income (Loss), net of tax	0	(106)	(106)
Subscriptions—Redeemable Noncontrolling Interest Holders	2,480	244	2,724
Consolidation/(Deconsolidation)	48,100	0	48,100
Distributions to Noncontrolling Interests in Subsidiaries	(2,853)	(557)	(3,410)
Balance at March 31, 2024	$61,996	$11,134	$73,130
Net Income (Loss)	(1,658)	(144)	(1,802)
Other Comprehensive Income (Loss), net of tax	0	13	13
Subscriptions—Redeemable Noncontrolling Interest Holders	16,315	(12)	16,303
Consolidation/(Deconsolidation)	(52,723)	0	(52,723)
Distributions to Noncontrolling Interests in Subsidiaries	(2,933)	(1,497)	(4,430)
Balance at June 30, 2024	$20,997	$9,494	$30,491

(in thousands)	Consolidated Investment Companies	Other Entities	Total
Balance at December 31, 2022	$50,317	$11,504	$61,821
Net Income (Loss)	1,925	(60)	1,865
Other Comprehensive Income (Loss), net of tax	0	232	232
Subscriptions—Redeemable Noncontrolling Interest Holders	12,669	107	12,776
Consolidation/(Deconsolidation)	(33,962)	0	(33,962)
Distributions to Noncontrolling Interests in Subsidiaries	(2,499)	(725)	(3,224)
Balance at March 31, 2023	$28,450	$11,058	$39,508
Net Income (Loss)	486	341	827
Other Comprehensive Income (Loss), net of tax	0	328	328
Subscriptions—Redeemable Noncontrolling Interest Holders	19,642	42	19,684
Consolidation/(Deconsolidation)	12,119	0	12,119
Distributions to Noncontrolling Interests in Subsidiaries	(14,017)	(437)	(14,454)
Balance at June 30, 2023	$46,680	$11,332	$58,012
(17) Commitments and Contingencies
(a) Contractual
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes is obligated to make future payments under various agreements to which it is a party. See Note (8) for additional information regarding these payments.
(b) Guarantees and Indemnifications
On an intercompany basis, various subsidiaries of Federated Hermes guarantee certain financial obligations of Federated Hermes, Inc. and of other consolidated subsidiaries, and Federated Hermes, Inc. guarantees certain financial and performance-related obligations of various wholly-owned subsidiaries. Federated Hermes or its subsidiaries also can guarantee the obligations of certain offerings, such as direct lending funds, as a condition to making seed or other investments in them.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes’ right to challenge the claim. Further, Federated Hermes’ obligations under these agreements can be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes’ obligations and the unique facts and circumstances involved in each particular agreement. As of June 30, 2024, management does not believe that a material loss related to any of these matters is reasonably possible.
(c) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of June 30, 2024, Federated Hermes does not believe that a material loss related to any of these claims is reasonably possible.
(d) Other
During the first quarter 2023, an administrative error was identified related to a failure to register certain shares of a Federated Hermes closed-end tender fund. Federated Hermes estimated a probable cost of $19.6 million as of June 30, 2024 related to correcting this issue, of which $17.9 million represents a settlement with affected shareholders that was paid during the second quarter 2023. During the first quarter 2023, Federated Hermes recorded $2.5 million to Operating Expenses - Other representing Federated Hermes' retention under the insurance policy. Management believes an insurance reimbursement of $15.9 million is probable based on the contractual terms of certain insurance policies. Accordingly, $15.9 million has been recorded to Receivables, net at June 30, 2024. However, the insurance claim is now the subject of litigation with two of Federated Hermes’ insurance carriers. Changes to these estimates, which are contingent upon resolution of the insurance claim with the applicable insurers, could be materially different from the amount Federated Hermes has recorded.
In connection with the restructuring of an infrastructure fund, Federated Hermes purchased certain limited partners’ rights to receive future carried interest at fair value, which was calculated by a third-party, for $9.8 million and was included in Operating Expenses - Other in the second quarter 2023. Due to the restructuring, an existing clawback risk on previously earned carried interest was removed. The purchase of these carried interest rights and related legal and professional fees and other costs are not deductible for tax purposes. Negotiations for additional consideration continue with a subset of limited partners, with an additional $5.1 million and $1.9 million in consideration being recorded in Operating Expenses - Other in the second half of 2023 and first half of 2024, respectively. The final consideration may be different from the amounts recorded and the difference could be material.
(18) Income Taxes
The income tax provision was $23.4 million for the three-month period ended June 30, 2024, as compared to $27.5 million for the same period in 2023. The decrease in the income tax provision was primarily due to a net tax benefit associated with the impairment on a foreign indefinite-lived intangible asset in 2024 ($6.0 million) and a decrease in 2024 for discrete charges for non-deductible costs for a fund restructuring ($2.5 million), partially offset by an increase in U.S. income tax due to increased U.S. income ($5.2 million). The effective tax rate was 54.9% for the three-month period ended June 30, 2024, as compared to 27.4% for the same period in 2023. The increase in the effective tax rate was primarily the result of a valuation allowance on foreign deferred tax assets and the impairment of a foreign indefinite-lived intangible asset.
The income tax provision was $52.4 million for the six-month period ended June 30, 2024, as compared to $48.6 million for the same period in 2023. The increase in the income tax provision was primarily due to an increase in U.S. income tax due to increased U.S. income ($11.0 million), partially offset by a net tax benefit associated with the impairment on a foreign indefinite-lived intangible asset in 2024 ($6.0 million) and a decrease in 2024 for discrete charges for non-deductible costs for a fund restructuring ($2.5 million). The effective tax rate was 35.8% for the six-month period ended June 30, 2024, as compared to 25.2% for the same period in 2023. The increase in the effective tax rate was primarily the result of a valuation allowance on foreign deferred tax assets and the impairment of a foreign indefinite-lived intangible asset.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(19) Subsequent Events
On July 25, 2024, the board of directors declared a $0.31 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of August 8, 2024 to be paid on August 15, 2024.

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
General
Federated Hermes is a global leader in active, responsible investing with $782.7 billion in managed assets as of June 30, 2024. The majority of Federated Hermes’ revenue is derived from advising Federated Hermes Funds and Separate Accounts in domestic and international public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship and real estate development services.
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
Federated Hermes’ most significant operating expenses are Compensation and Related expense and Distribution expense. Compensation and Related expense includes base salary and wages, incentive compensation and other employee expenses including payroll taxes and benefits. Incentive compensation, which includes share-based compensation, can vary depending on various factors including, but not limited to, the overall results of operations of Federated Hermes, investment management performance and sales performance.
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
Business Developments
Intangible Asset Impairment
A $66.3 million non-cash impairment of an indefinite-lived intangible asset associated with the 2018 FHL acquisition was recorded in Intangible Asset Related expense on the Consolidated Statements of Income as of June 30, 2024. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, as well as Note (8) to the Consolidated Financial Statements for additional information related to the fair value measurement of this indefinite-lived intangible asset and Note (10) to the Consolidated Financial Statements for additional information related to this impairment of this indefinite-lived intangible asset.
Current Regulatory Developments
The business and regulatory environments in which Federated Hermes operates globally remain complex, uncertain, and subject to change. Federated Hermes and its investment management business are subject to extensive regulation, both within and outside of the U.S., including various laws, rules, and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on its business, and add complexity to its global compliance operations. For example, Federated Hermes and its offerings are subject to various: (1) federal securities laws, such as the Securities Act of 1933 (1933 Act), the Securities Act of 1934 (Exchange Act), Investment Company Act of 1940 (1940 Act), and Investment Advisers Act of 1940 (Advisers Act); (2) state laws regarding securities fraud and registration; and (3) regulations or other rules promulgated by various regulatory authorities, or other authorities. These regulatory requirements, and other regulatory developments, continue to impact the investment management industry generally, and will continue to impact, to various degrees, Federated Hermes’ business, results of operations, financial condition, cash flows, and stock price (collectively, Financial Condition). Please see Federated Hermes’ prior public filings, including, the discussions under Part 1, Item 1 – Business – Regulatory Matters, in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report), for an overview of Federated Hermes’ regulatory environment and related regulatory developments for periods prior to December 31, 2023, and under Part 1, Item 2 – Management’s Discussion and Analysis – Business Developments – Current Regulatory Developments, in Federated Hermes’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (First Quarter 2024 Form 10-Q), for Federated Hermes’ key regulatory developments and requirements for periods prior to March 31, 2024.
Regulatory Developments – Domestic
Federated Hermes’ primary regulator in the U.S. is the SEC. U.S. regulatory matters addressed in Federated Hermes’ 2023 Annual Report and First Quarter 2024 Form 10-Q included, among others, money market fund reform, environmental, social, governance (ESG) and sustainability, amendments to Rule 35d-1 under the 1940 Act, systematically important financial institutions designation by the Financial Stability Oversight Council, tailored shareholder reports, amendments to Form PF, and the share repurchase disclosure modernization rule, which was vacated by the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit). Key regulatory developments and requirements in the U.S. since March 31, 2024, that could significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following:
SEC Spring 2024 Reg Flex Agenda. The SEC published its Spring 2024 Unified Agenda of Regulatory and Declaratory Actions (SEC Spring 2024 Reg Flex Agenda) on July 8, 2024. The SEC Spring 2024 Reg Flex Agenda identified 34 rulemaking initiatives on the SEC’s calendar for 2024 and 2025, including 19 final rules and 15 additional proposed rules. Among other developments, the SEC Spring 2024 Reg Flex Agenda signals that the SEC Staff is considering recommending that the SEC re-issue proposed rules on open-end fund liquidity risk management programs and swing pricing by April 2025, safeguarding advisory client assets (i.e., amendments to the Custody Rule under the Advisers Act) by October 2024, and conflicts of interest associated with the use of predictive data analytics (or artificial intelligence) by broker-dealers and investment advisors by October 2024. The original proposed rules on these topics were subject to significant public comments that were opposed to many aspects of the proposed rules. For example, Federated Hermes strongly opposed the previously proposed rule on open-end fund liquidity risk management and swing pricing because Federated Hermes believes the implementation of swing pricing is unnecessary to achieve the SEC’s desired objective, would be extremely costly, would be very difficult for the industry to implement, would be difficult for investors to understand, and would represent an unwarranted change in the character of open-end mutual funds which provide investors with the benefits of professional management, diversification, and access to the capital markets to help them meet their financial goals.
Examples of other proposed rules currently identified by the SEC Spring 2024 Reg Flex Agenda to be issued by October 2024 or April 2025 include, among others, human capital management disclosure, board diversity disclosure, amendments to the Rule 144 holding period, amendments to Regulation D, including updates to the accredited investor definition and Form D,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
fund fee disclosure and reform and broker-dealer and investment advisor conflicts in the use of predictive data analytics, artificial intelligence, machine learning and similar technologies. Examples of final rules that are currently identified by the SEC Spring 2024 Reg Flex Agenda to be issued by October 2024 or April 2025 include, among others, enhanced disclosure by certain investment advisors and investment companies about ESG investment practices, cybersecurity risk management for investment advisors and investment companies, and outsourcing by investor advisors. These final and proposed rules are expected to impose significant new requirements on the investment management industry, including Federated Hermes.
Key Court Decisions. The second quarter 2024 saw several court decisions that impact the regulation of the investment management industry, including, among other things, the potential ability to challenge regulation, the SEC’s willingness to bring enforcement actions seeking civil penalties, the validity of the final private fund advisor rule promulgated by the SEC, and validity of certain aspects of the final proxy advisor rule. These decisions can significantly affect the U.S. regulatory agencies that regulate Federated Hermes’ business, such as the SEC.
Overturning of the Chevron Doctrine. On June 28, 2024, the U.S. Supreme Court (Supreme Court), in its decision in Loper Bright v. Raimondo and Relentless, Inc. v. Dep’t of Commerce, overturned a 40-year-old legal doctrine, known as the Chevron Doctrine, under which courts gave significant deference to regulatory agency interpretations of ambiguous federal statutes. Under the Chevron Doctrine, courts were required to defer to regulatory agency regulations if the language of a statute at issue was ambiguous and the agency’s interpretation was “reasonable.” The Chevron Doctrine allowed agencies to survive legal challenges to expansive interpretations of the laws they enforce. In overturning the Chevron Doctrine, lower federal courts generally are now required to uphold an agency’s statutory interpretation only if the court is persuaded that it is the best interpretation of the law. It has been reported that the decision improves the ability to challenge regulations by removing the deference to regulatory agency interpretations, and, thereby, could cause regulatory agencies, such as the SEC, to reduce the pace of rulemaking (such as the proposed climate-related disclosures for investment companies and investment advisors) and enforcement initiatives in an effort to minimize resources spent on defending legal challenges to regulations.
SEC Enforcement Actions Seeking Civil Penalties. On June 27, 2024, the Supreme Court, in its decision in SEC v. Jarkesy, held that, pursuant to the Seventh Amendment to the U.S. Constitution, the SEC must bring any enforcement action in which it seeks civil penalties in federal court, where a jury trial is available, rather than through its own in-house administrative proceedings before an Administrative Law Judge. It has been reported that, while the SEC has limited the number of enforcement actions it brings in the administrative process in recent years, the decision may force the SEC to be more selective when bringing future enforcement actions given the substantial costs associated with federal court litigation, and that other regulatory agencies similarly may be more selective in the future.
Private Fund Advisor Rule Vacated. On June 5, 2024, the Fifth Circuit vacated the SEC’s private fund advisor rule, which was promulgated on August 23, 2023. The rule purported to enhance the regulation of private fund advisors registered with the SEC by requiring them to, among other things: (1) provide investors with quarterly statements detailing information regarding private fund performance, fees, and expenses; (2) obtain an annual audit for each private fund; and (3) obtain a fairness opinion or valuation opinion in connection with an advisor-led secondary transaction. In vacating the private fund advisor rule, the Fifth Circuit concluded that neither Section 206(4) nor Section 211(h) under the Advisers Act grants the SEC the authority to adopt rules regulating private fund advisors and, therefore, determined the rule to be unlawful. It has been reported that the Fifth Circuit’s decision could impact the SEC’s rulemaking agenda (such as with respect to the SEC’s proposed rule on conflicts of interest associated with the use of predictive data analytics (or artificial intelligence) by broker-dealers and investment advisors), or strengthen future challenges to or ability to enforce previously finalized rules (such as the SEC’s investment advisor marketing rule), which were promulgated by the SEC based on its authority under Advisers Act Section 211(h) and/or Advisers Act Section 206(4).
Proxy Advisor Rule Reinstated. On June 26, 2024, the Fifth Circuit vacated the 2022 rescission of certain requirements under the SEC’s proxy advisor rule. The requirements in question require advisory firms to: (1) provide their proxy voting reports to companies at no cost at the same time they provide their proxy voting reports to their investor clients; and (2) inform their clients if a company provides a rebuttal before the vote. The Fifth Circuit concluded that, in rescinding these requirements in 2022, the SEC violated the federal Administrative Procedure Act (APA), acted arbitrarily and capriciously, and failed to provide sufficient evidence to show that the rule would impact the timing of proxy voting advice or independence.
Climate-Related Disclosures for Investors. On March 6, 2024, the SEC adopted much anticipated new rules mandating climate-related disclosures in public companies’ annual reports and registration statements. In most cases, the new climate-related disclosures will only be required if determined to be material to the issuer. The new rules require disclosure of, among other things, material climate-related risks, material mitigation activities, oversight, and governance of climate-related risks, and whether and how any climate-related targets or goals have materially affected, or are reasonably likely to materially affect, the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
issuer’s business, results of operations or financial condition. On March 15, 2024, the Fifth Circuit issued an administrative stay of the SEC’s new climate-related disclosure rules. Consolidated challenges of the new rules will be heard by the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit). On April 4, 2024, the SEC issued an order in which it announced that it has determined to exercise its discretion to stay its new climate-related disclosure rules pending completion of the judicial review by the Eighth Circuit.
New Department of Labor (DOL) Fiduciary Rule. On April 23, 2024, the DOL issued its final “Fiduciary Rule” in which it made changes to the definition of “investment advice” fiduciary under the Employee Retirement Income Security Act of 1974 (ERISA), as well as amendments to several prohibited transaction class exemptions (DOL New Fiduciary Rule). The changes, among other things, broaden the circumstances in which ERISA fiduciary status will apply to investment advisors, broker dealers and other entities with direct or indirect discretionary authority or control, that represent or acknowledge acting as a fiduciary, or that make investment recommendations to investors on a regular basis as part of their business, including recommendations relating to ERISA plan rollover transactions, any other securities transaction, or any investment strategy involving securities or other investment property. The final rule amends or eliminates several prohibited transaction exemptions (PTE), including, among others, PTE 77-4 (Purchase of Shares of Open-End Investment Companies), and requires all investment advice fiduciaries to comply with the “best interest” standard of care and disclosure requirements under PTE 2020-02 in order to receive compensation that would otherwise be prohibited under ERISA in the absence of an exemption, including commissions, 12b-1 fees, revenue sharing, and mark-ups and mark-downs in certain principal transactions. On July 10, 2024, the U.S. House of Representatives’ (House) Education and Workforce Committee passed by a 23-18 vote a Congressional Review Act resolution to disapprove (and therefore prevent from taking effect) the DOL New Fiduciary Rule as a “reckless overreach” by the current administration. The House Appropriations Committee also approved by a 31-25 vote on July 10, 2024, the Fiscal Year 2025 Labor, Health and Human Services, Education, and Related Agencies bill, which, if passed by Congress and signed by the President, would prevent the DOL from using any funds to administer, implement or enforce the DOL New Fiduciary Rule. Both the resolution and legislation must be passed by Congress and signed by the President (or Congress must override the President’s veto). The DOL New Fiduciary Rule, which currently is scheduled to become effective on September 23, 2024, is currently being challenged by a group of 26 state attorneys general in the U.S. District Court for the Northern District of Texas (within the Fifth Circuit).The U.S. District Court for the Northern District of Texas had relied on the Chevron Doctrine in originally ruling that the DOL acted within its authority under the APA in issuing the DOL New Fiduciary Rule. However, as a result of the Supreme Court overturning the Chevron Doctrine, on July 18, 2024, the Fifth Circuit directed the U.S. District Court for the Northern District of Texas to reconsider the plaintiffs’ argument that the DOL exceeded its authority in issuing the rule.
Federal Trade Commission (FTC) Ban on Non-Compete Agreements. On April 23, 2024, the FTC issued its final rule banning all new post-employment non-compete agreements between an employer and its employee after its effective date, which is scheduled for September 4, 2024. The final rule applies to for-profit companies, regardless of industry or level of worker (e.g., senior executive versus other levels of employee). Lawsuits have been filed challenging the FTC’s final rule, including by the U.S. Chamber of Commerce. On July 3, 2024, the U.S. District Court for the Northern District of Texas, where one of the challenges was filed, issued an order preliminarily enjoining the FTC from enforcing the rule against the plaintiffs in the case until the court decides whether the FTC violated the APA by exceeding its statutory authority. While the ruling is preliminary, the federal judge assigned to the case stated that the FTC lacked “substantive rule-making authority” and that the plaintiffs were “likely to succeed on the merits.” It is uncertain whether the FTC’s final rule will survive legal challenge.
Customer Identification Programs for Investment Advisors. On May 13, 2024, the SEC, and the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) issued a joint notice of proposed rulemaking (NPRM) to apply customer identification program (CIP) obligations to certain investment advisors, which would include Federated Hermes’ investment advisory subsidiaries registered with the SEC. The proposed rule would require SEC-registered investment advisors (RIAs) and exempt reporting advisors (ERAs) to, among other things, implement a CIP that includes procedures for: (1) verifying the identity of each customer to the extent reasonable and practicable; and (2) maintaining records of the information used to verify a customer’s identity, including name, address, and other identifying information. The public comment period on the proposed rule ended on July 22, 2024.
Amendments to Regulation S-P. On May 15, 2024, the SEC adopted amendments to Regulation S-P, which governs the treatment of nonpublic personal information about consumers by certain financial institutions, including investment advisors, broker-dealers, investment companies, and transfer agents (covered institutions). The amendments purport to modernize and enhance the protection of consumer financial information by, among other things: (1) requiring covered institutions to develop, implement, and maintain written policies and procedures for an incident response program that is reasonably designed to detect, respond to, and recover from unauthorized access to or use of customer information; (2) requiring that the response program

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
include procedures for covered institutions to provide timely notification to affected individuals whose sensitive customer information was, or is reasonably likely to have been, accessed or used without authorization; (3) broadening the scope of information covered by Regulation S-P's requirements; (4) expanding and aligning the safeguards rule and disposal rule to cover both nonpublic personal information that a covered institution collects about its own customers and nonpublic personal information it receives from another financial institution about customers of that financial institution; (5) requiring covered institutions, other than broker-dealer funding portals, to make and maintain written records documenting compliance with the requirements of the safeguards rule and disposal rule; and (6) extending both the safeguards rule and the disposal rule to transfer agents registered with the SEC or another regulatory agency. Compliance is required with the Regulation S-P amendments by December 21, 2025.
Proposal to Eliminate Annual Shareholder Meetings for Exchange Listed Closed-End Funds. On June 6, 2024, the New York Stock Exchange (NYSE) filed an application with the SEC proposing amendments to Section 302 of the NYSE Listed Company Manual that would eliminate the requirements for closed-end management investment companies with shares listed for trading on the NYSE to hold an annual shareholder meeting each fiscal year. If approved by the SEC, the proposed amendments would exempt such exchange-listed closed-end funds from the requirement to hold an annual meeting. The SEC published the proposed amendments on July 9, 2024, and the public comment period on the proposed amendments closes on July 30, 2024. Federated Hermes fully supports the proposed amendments. Exchange-listed closed end funds are more akin to registered mutual funds, which are not required to have annual meetings, than listed operating companies. The listed shares of such closed-end funds often trade on the NYSE at a discount to their NAV. This subjects them to attack by activist shareholders who buy discounted shares and then take action to force the closed-end funds to incur liquidity events (such as tender offers, reorganizations, or open-ending of the closed-end funds) to realize or arbitrage the difference between the discounted purchase prices and the closed-end funds’ NAV. This can reduce the number of such closed end funds that are offered and have detrimental effects on the closed end funds and their long-term shareholders, which in many cases are retirement investors.
Regulatory Developments – International
Federated Hermes’ primary regulators outside the U.S. are the United Kingdom (UK) Financial Conduct Authority (FCA), the Central Bank of Ireland (CBI), the Luxembourg Commission de Surveillance du Secteur Financier (CSSF) and the Cayman Island Monetary Authority (CIMA). Non-U.S. regulatory matters addressed in Federated Hermes’ 2023 Annual Report and First Quarter 2024 Form 10-Q included, among others, the Retained EU Law (Revocation and Reform) Act 2023, the Financial Services and Markets Act 2023, the UK Overseas Fund Regime (OFR), the “Edinburg Reforms,” and remaining impacts of Brexit, UK regulatory priorities and areas of focus for the financial services sector, money market fund reform, liquidity risk management in open-end funds, the UK Digital Securities Sandbox joint Bank of England and FCA consultation paper, and the possibility of a financial transaction tax. Key regulatory developments outside the U.S. since March 31, 2024, that could significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following:
European Markets Infrastructure Regulation (EMIR) Refit. On December 20, 2022, the European Securities and Markets Authority (ESMA) published a final report on guidelines for reporting under EMIR. The guidelines aim to further harmonize and standardize the reporting under EMIR. This requires many new data fields and mandatory use of XML format. The reporting became effective starting April 29, 2024.
European Union (EU) cross-border arrangements for Undertakings for the Collective Investment in Transferable Securities (UCITS) management companies and alternative investment fund managers (AIFMs). On March 25, 2024, the official journal of the EU published four EU Commission Delegated and Implementing Regulations regarding the cross-border marketing and management of funds under the UCITS Directive and Alternative Investment Fund Managers Directive (AIFMD). The regulations: (1) specify the information to be notified in relation to the cross-border activities of UCITS management companies, UCITS and AIFMs; (2) set out the form and content of such notifications; and (3) provide detail on the exchange of information between competent authorities on cross-border notification letters. These regulations became effective on April 14, 2024.
EU and UK sustainability reporting requirements for corporations. In the EU, the relevant requirements for sustainability reporting are set out in the EU Corporate Sustainability Reporting Directive (CSRD) and Corporate Sustainability Due Diligence Directive (CSDDD). The CSRD expands the scope of companies that are required to disclose sustainability information, and significantly increases the extent and level of detail required to be disclosed regarding sustainability matters. It also mandates the creation of European Sustainability Reporting Standards (ESRS), which will apply to entities that are required to make non-financial sustainability disclosures under the CSRD. On April 10, 2024, the European Parliament adopted a directive to postpone by two years the deadline for adopting the ESRS for certain sectors and for certain third-country undertakings. CSDDD will impose due diligence obligations requiring companies exceeding specified turnover and employee

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
thresholds to integrate due diligence measures into their policies and risk management systems to identify and address adverse human rights and environmental impacts of their own operations, as well as those of their subsidiaries and business partners. Contrary to previous announcements, financial services firms (including asset managers) will be in-scope of CSDDD. Failure to comply with the obligations under the CSDDD could result in a fine of up to 5% of a company's net worldwide turnover. CSDDD became effective on July 25, 2024, and must be transposed into the national law of EU member states within two years of that date. The application of the CSDDD will be phased over a three-year period from 2027.
The UK Government has indicated that it will put in place UK sustainability reporting standards (UK SRS) for UK corporations. The UK SRS are expected to be based on the Sustainability Disclosure Standards (SDS) within the International Financial Reporting Standards issued by the International Sustainability Standards Board. If the UK Government endorses adoption of the SDS, the FCA would likely consult on introducing requirements for UK-listed companies, and the UK Government would consult on introducing requirements for UK companies that are not listed in the UK.
UK proposed re-introduction of bundling for investment research consumed by asset managers. On April 10, 2024, the FCA published a consultation paper (CP24/7) proposing new rules that would introduce a “new” option for asset managers to pay for the investment research they receive (i.e., in addition to payment by the asset manager out of its own resources or by the fund using a dedicated research payment account). The proposed rules would allow UK buy-side firms (including asset managers) that receive investment research from sell-side firms (including investment banks and broker dealers) to pay for research using bundled payments covering both the trade execution and research services they receive (like “soft-dollars” in the U.S.). Use of this option would be subject to proposed “guardrails”. These guardrails would include requiring that firms: (1) adopt a formal policy on the use of bundled payments for research; (2) establish a budget for the amount of third-party research to be purchased; (3) undertake ongoing assessments of the value and price of the research received; (4) determine an approach to the allocation of costs across the firm’s clients and a structure for the allocation of payments across research providers; (5) put in place operational procedures for the administration of accounts to purchase research; and (6) disclose to clients the firm's approach to bundled payments, their most significant research providers and the costs incurred. The consultation period ended on June 5, 2024.
Financial Stability Board (FSB) consults on enhancing liquidity preparedness for margin and collateral calls. On April 17, 2024, the FSB published a consultation report setting out proposed policy recommendations to enhance the liquidity preparedness of non-bank market participants for margin and collateral calls. The proposed policy recommendations apply to a broad range of non-bank market participants that may face margin and collateral calls, including insurance companies, pension funds, hedge funds, other investment funds and family offices and non-financial entities, such as commodities traders. The recommendations focus on: (1) non-bank market participants' liquidity risk management practices and governance with respect to managing and mitigating exposures to spikes in margin and collateral calls; (2) liquidity stress testing and scenario design for margin and collateral calls during normal market conditions, as well as in extreme but plausible stressed market conditions; and (3) ensuring sufficient collateral is available, as and when required. The consultation period closed on June 18, 2024.
EU and UK sustainability requirements for asset managers and investment products. The Sustainability Disclosure Requirements (SDR) initially introduced an anti-greenwashing rule in the UK and, on July 30, 2024, the SDR is expected to introduce sustainability labels that will be available for use by certain UK investment products. On April 23, 2024, the FCA published a consultation (CP24/8) on extending SDR – and specifically the investment labels – to firms providing portfolio management services, including model portfolio, customised portfolio, and/or bespoke portfolio management services. If implemented as proposed, the labels could be used by UK firms providing portfolio management services to retail clients and/or professional clients. Firms offering portfolio management services to professional clients would not be subject to the so-called ‘naming and marketing requirements’ under SDR. The consultation closed on June 14, 2024, and the FCA plans to publish its final rules in the second half of 2024. In May 2024, the FCA published a roadmap on implementing the OFR, which is the forthcoming regime for non-UK funds – initially EU UCITS funds – to be made available to retail investors in the UK. This roadmap indicates that the UK government intends to issue a consultation later in 2024 on extending SDR and labelling to funds that are within the OFR.
In relation to the EU, on May 14, 2024, the ESMA published a final report setting out its guidelines on funds' names using ESG or sustainability-related terms (Guidelines). These Guidelines apply to UCITS management companies and AIFMs. The Guidelines are intended to ensure that investors are protected against unsubstantiated or exaggerated sustainability claims in fund names. They provide asset managers with clear and measurable criteria to assess their ability to use ESG or sustainability-related terms in fund names. The Guidelines: (1) establish that to be able to use these terms, a minimum threshold of 80% of investments should be used to meet environmental or social characteristics or sustainable investment objectives; (2) apply exclusion criteria for different terms used in fund names: environmental, impact and sustainability-related terms, and transition, social and governance-related terms; and (3) specify further criteria where terms are used in combination, for use of transition,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
sustainability and impact-related terms, and for funds designating an index as a reference benchmark. Given the publication of translated Guidelines on ESMA’s website on June 15, 2024, the Guidelines would apply to new funds from and after September 15, 2024, and existing funds from and after March 15, 2025.
EU regulation of ESG ratings providers. On April 25, 2024, the European Parliament adopted the text of the proposed regulation on the transparency and integrity of ESG rating activities. If formally adopted by the Council of the EU (Council), the regulation will set out organizational requirements for ESG rating providers intended to prevent and/or mitigate conflicts of interest. It is proposed that ESG rating providers will be prohibited from offering ESG ratings together with other consulting, audit, credit rating and benchmark services. The regulation may potentially have extra-territorial effect in relation to ESG rating providers that market their ESG rating products to clients based in the EU.
EU UCITS and AIFMD Review, including EU UCITS Eligible Assets Directive review. Previously proposed amendments to the UCITS directive, which covers EU mutual funds, and the AIFMD, which covers managers of alternative investment funds., have been adopted by the European Parliament and are required to be implemented during the next two years. On May 7, 2024, ESMA published a Call for Evidence (CfE) for the purposes of its review of the UCITS Eligible Assets Directive, which specifies the classes of eligible assets in which a UCITS fund is permitted to invest. ESMA’s intention is to collect stakeholder information to assist it to assess the risks and benefits of UCITS being exposed to a broader range of asset classes. It applies to European Economic Area (EEA) UCITS management companies as well as firms that manage UCITS funds on a delegated basis (including non-EEA sub-managers). The CfE is open until August 7, 2024.
EU Retail Investment Package. On June 12, 2024, the Council published a proposed Directive on retail investor protection (Omnibus Directive). The Omnibus Directive will seek to reinforce the prevention of potential conflicts of interest where investment products are provided to retail investors, including by imposing overarching principles in relation to inducements received or paid in relation to the marketing and distribution of retail investment products. In addition, the Omnibus Directive will introduce a “value for money” framework intended to ensure investment products are only offered to retail clients if they offer good value for money. Manufacturers and distributors of investment products will be required to assess whether costs and charges are justified and proportionate with regarding to the performance of the investment product, other benefits and characteristics, their objectives and, if relevant, their strategy.
Digital Operational Resilience Act (DORA). On June 27, 2024, the European Commission published the final Regulatory Technical Standards on incident classification, third-party providers and risk management under DORA for Information and Communication Technologies and third-party risk management.
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
As of June 30, 2024, given the regulatory environment, and the possibility of future additional regulatory developments, requirements and oversight, Federated Hermes is unable to fully assess the impact of regulatory developments and requirements, and Federated Hermes' efforts related thereto, on its Financial Condition. Regulatory developments and requirements in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have further material and adverse effects on Federated Hermes' Financial Condition.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Asset Highlights
Managed Assets at Period End

	June 30,		Percent Change
(in millions)	2024	2023
By Asset Class
Equity	$77,851	$82,992	(6)%
Fixed-Income	95,294	87,425	9
Alternative / Private Markets	20,061	21,602	(7)
Multi-Asset	2,876	2,922	(2)
Total Long-Term Assets	196,082	194,941	1
Money Market	586,647	509,017	15
Total Managed Assets	$782,729	$703,958	11%

By Product/Strategy Type
Funds:
Equity	$42,404	$44,383	(4)%
Fixed-Income	43,842	43,884	0
Alternative / Private Markets	12,258	13,338	(8)
Multi-Asset	2,743	2,782	(1)
Total Long-Term Assets	101,247	104,387	(3)
Money Market	425,627	364,014	17
Total Fund Assets	526,874	468,401	12
Separate Accounts:
Equity	35,447	38,609	(8)
Fixed-Income	51,452	43,541	18
Alternative / Private Markets	7,803	8,264	(6)
Multi-Asset	133	140	(5)
Total Long-Term Assets	94,835	90,554	5
Money Market	161,020	145,003	11
Total Separate Account Assets	255,855	235,557	9
Total Managed Assets	$782,729	$703,958	11%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(in millions)	2024	2023		2024	2023
By Asset Class
Equity	$78,137	$83,025	(6)%	$78,553	$83,590	(6)%
Fixed-Income	95,484	87,504	9	95,638	87,856	9
Alternative / Private Markets	20,306	21,411	(5)	20,395	21,174	(4)
Multi-Asset	2,889	2,929	(1)	2,882	2,971	(3)
Total Long-Term Assets	196,816	194,869	1	197,468	195,591	1
Money Market	582,758	510,418	14	580,570	496,751	17
Total Average Managed Assets	$779,574	$705,287	11%	$778,038	$692,342	12%

By Product/Strategy Type
Funds:
Equity	$42,274	$44,218	(4)%	$42,315	$44,637	(5)%
Fixed-Income	43,910	43,827	0	43,884	43,893	0
Alternative / Private Markets	12,331	13,181	(6)	12,354	13,121	(6)
Multi-Asset	2,737	2,787	(2)	2,738	2,828	(3)
Total Long-Term Assets	101,252	104,013	(3)	101,291	104,479	(3)
Money Market	419,999	362,608	16	417,450	347,983	20
Total Average Fund Assets	521,251	466,621	12	518,741	452,462	15
Separate Accounts:
Equity	35,863	38,807	(8)	36,238	38,953	(7)
Fixed-Income	51,574	43,677	18	51,754	43,963	18
Alternative / Private Markets	7,975	8,230	(3)	8,041	8,053	0
Multi-Asset	152	142	7	144	143	1
Total Long-Term Assets	95,564	90,856	5	96,177	91,112	6
Money Market	162,759	147,810	10	163,120	148,768	10
Total Average Separate Account Assets	258,323	238,666	8	259,297	239,880	8
Total Average Managed Assets	$779,574	$705,287	11%	$778,038	$692,342	12%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Equity Funds
Beginning Assets	$43,415	$44,732	$42,513	$43,342
Sales	2,413	2,155	4,832	5,326
Redemptions	(3,594)	(3,548)	(7,663)	(6,544)
Net Sales (Redemptions)	(1,181)	(1,393)	(2,831)	(1,218)
Net Exchanges	9	(8)	14	82
Impact of Foreign Exchange[1]	(11)	131	(246)	216
Market Gains and (Losses)[2]	172	921	2,954	1,961
Ending Assets	$42,404	$44,383	$42,404	$44,383

Equity Separate Accounts
Beginning Assets	$36,742	$38,897	$36,778	$38,181
Sales[3]	1,398	2,714	2,894	5,174
Redemptions[3]	(3,477)	(2,149)	(6,759)	(3,889)
Net Sales (Redemptions)[3]	(2,079)	565	(3,865)	1,285
Net Exchanges	0	13	0	26
Impact of Foreign Exchange[1]	23	(60)	(309)	(37)
Market Gains and (Losses)[2]	761	(806)	2,843	(846)
Ending Assets	$35,447	$38,609	$35,447	$38,609

Total Equity
Beginning Assets	$80,157	$83,629	$79,291	$81,523
Sales[3]	3,811	4,869	7,726	10,500
Redemptions[3]	(7,071)	(5,697)	(14,422)	(10,433)
Net Sales (Redemptions)[3]	(3,260)	(828)	(6,696)	67
Net Exchanges	9	5	14	108
Impact of Foreign Exchange[1]	12	71	(555)	179
Market Gains and (Losses)[2]	933	115	5,797	1,115
Ending Assets	$77,851	$82,992	$77,851	$82,992
1    Reflects the impact of translating non-U.S. Dollar (USD) denominated AUM into USD for reporting purposes.
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
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Fixed-Income Funds
Beginning Assets	$44,481	$43,616	$43,908	$43,180
Sales	3,326	3,836	7,375	8,091
Redemptions	(3,957)	(3,589)	(7,441)	(8,288)
Net Sales (Redemptions)	(631)	247	(66)	(197)
Net Exchanges	(178)	6	(183)	(95)
Impact of Foreign Exchange[1]	(1)	34	(47)	59
Market Gains and (Losses)[2]	171	(19)	230	937
Ending Assets	$43,842	$43,884	$43,842	$43,884

Fixed-Income Separate Accounts
Beginning Assets	$51,844	$43,845	$51,012	$43,563
Sales[3]	1,936	1,055	4,470	2,847
Redemptions[3]	(2,742)	(1,374)	(4,653)	(3,802)
Net Sales (Redemptions)[3]	(806)	(319)	(183)	(955)
Net Exchanges	(1)	0	(3)	0
Impact of Foreign Exchange[1]	(7)	9	(32)	22
Market Gains and (Losses)[2]	422	6	658	911
Ending Assets	$51,452	$43,541	$51,452	$43,541

Total Fixed-Income
Beginning Assets	$96,325	$87,461	$94,920	$86,743
Sales[3]	5,262	4,891	11,845	10,938
Redemptions[3]	(6,699)	(4,963)	(12,094)	(12,090)
Net Sales (Redemptions)[3]	(1,437)	(72)	(249)	(1,152)
Net Exchanges	(179)	6	(186)	(95)
Impact of Foreign Exchange[1]	(8)	43	(79)	81
Market Gains and (Losses)[2]	593	(13)	888	1,848
Ending Assets	$95,294	$87,425	$95,294	$87,425
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
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Alternative / Private Markets Funds
Beginning Assets	$12,458	$13,040	$12,379	$13,050
Sales	537	439	1,191	1,283
Redemptions	(1,098)	(641)	(1,667)	(1,298)
Net Sales (Redemptions)	(561)	(202)	(476)	(15)
Net Exchanges	174	(4)	176	20
Impact of Foreign Exchange[1]	7	322	(132)	546
Market Gains and (Losses)[2]	180	182	311	(263)
Ending Assets	$12,258	$13,338	$12,258	$13,338

Alternative / Private Markets Separate Accounts
Beginning Assets	$8,007	$8,134	$8,172	$7,752
Sales[3]	110	204	217	625
Redemptions[3]	(79)	(104)	(250)	(239)
Net Sales (Redemptions)[3]	31	100	(33)	386
Net Exchanges	0	0	0	(23)
Impact of Foreign Exchange[1]	14	217	(73)	361
Market Gains and (Losses)[2]	(249)	(187)	(263)	(212)
Ending Assets	$7,803	$8,264	$7,803	$8,264

Total Alternative / Private Markets
Beginning Assets	$20,465	$21,174	$20,551	$20,802
Sales[3]	647	643	1,408	1,908
Redemptions[3]	(1,177)	(745)	(1,917)	(1,537)
Net Sales (Redemptions)[3]	(530)	(102)	(509)	371
Net Exchanges	174	(4)	176	(3)
Impact of Foreign Exchange[1]	21	539	(205)	907
Market Gains and (Losses)[2]	(69)	(5)	48	(475)
Ending Assets	$20,061	$21,602	$20,061	$21,602
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
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Multi-Asset Funds
Beginning Assets	$2,789	$2,832	$2,730	$2,851
Sales	42	32	86	79
Redemptions	(108)	(138)	(216)	(277)
Net Sales (Redemptions)	(66)	(106)	(130)	(198)
Net Exchanges	1	1	1	3
Market Gains and (Losses)[1]	19	55	142	126
Ending Assets	$2,743	$2,782	$2,743	$2,782

Multi-Asset Separate Accounts
Beginning Assets	$139	$141	$137	$138
Sales[2]	0	1	0	1
Redemptions[2]	(5)	(5)	(9)	(10)
Net Sales (Redemptions)[2]	(5)	(4)	(9)	(9)
Market Gains and (Losses)[1]	(1)	3	5	11
Ending Assets	$133	$140	$133	$140

Total Multi-Asset
Beginning Assets	$2,928	$2,973	$2,867	$2,989
Sales[2]	42	33	86	80
Redemptions[2]	(113)	(143)	(225)	(287)
Net Sales (Redemptions)[2]	(71)	(110)	(139)	(207)
Net Exchanges	1	1	1	3
Market Gains and (Losses)[1]	18	58	147	137
Ending Assets	$2,876	$2,922	$2,876	$2,922
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
Changes in Total Long-Term Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Total Long-Term Fund Assets
Beginning Assets	$103,143	$104,220	$101,530	$102,423
Sales	6,318	6,462	13,484	14,779
Redemptions	(8,757)	(7,916)	(16,987)	(16,407)
Net Sales (Redemptions)	(2,439)	(1,454)	(3,503)	(1,628)
Net Exchanges	6	(5)	8	10
Impact of Foreign Exchange[1]	(5)	487	(425)	821
Market Gains and (Losses)[2]	542	1,139	3,637	2,761
Ending Assets	$101,247	$104,387	$101,247	$104,387

Total Long-Term Separate Accounts Assets
Beginning Assets	$96,732	$91,017	$96,099	$89,634
Sales[3]	3,444	3,974	7,581	8,647
Redemptions[3]	(6,303)	(3,632)	(11,671)	(7,940)
Net Sales (Redemptions)[3]	(2,859)	342	(4,090)	707
Net Exchanges	(1)	13	(3)	3
Impact of Foreign Exchange[1]	30	166	(414)	346
Market Gains and (Losses)[2]	933	(984)	3,243	(136)
Ending Assets	$94,835	$90,554	$94,835	$90,554

Total Long-Term Assets
Beginning Assets	$199,875	$195,237	$197,629	$192,057
Sales[3]	9,762	10,436	21,065	23,426
Redemptions[3]	(15,060)	(11,548)	(28,658)	(24,347)
Net Sales (Redemptions)[3]	(5,298)	(1,112)	(7,593)	(921)
Net Exchanges	5	8	5	13
Impact of Foreign Exchange[1]	25	653	(839)	1,167
Market Gains and (Losses)[2]	1,475	155	6,880	2,625
Ending Assets	$196,082	$194,941	$196,082	$194,941
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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Six Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
By Asset Class
Money Market	75%	72%	52%	46%
Equity	10%	12%	29%	30%
Fixed-Income	12%	12%	12%	12%
Alternative / Private Markets	3%	3%	5%	10%
Multi-Asset	0%	1%	1%	1%
Other	—%	—%	1%	1%
By Product/Strategy Type
Funds:
Money Market	54%	50%	48%	43%
Equity	5%	6%	22%	23%
Fixed-Income	6%	6%	9%	9%
Alternative / Private Markets	2%	2%	4%	8%
Multi-Asset	—%	1%	1%	1%
Separate Accounts:
Money Market	21%	22%	4%	3%
Equity	5%	6%	7%	7%
Fixed-Income	6%	6%	3%	3%
Alternative / Private Markets	1%	1%	1%	2%
Other	—%	—%	1%	1%
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
Total average managed assets increased 11% and 12% for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. As of June 30, 2024, total managed assets increased 11% from June 30, 2023. Average money market assets increased 14% and 17% for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. Period-end money market assets increased 15% at June 30, 2024, as compared to June 30, 2023. In the second quarter 2024, money market funds continued to benefit from favorable market conditions as the Federal Reserve indicated a reluctance to cut interest rates. The extension of elevated rates translated into an extension of elevated yields on liquidity products. The Federal Reserve also announced a decision to reduce the monthly tapering of its balance sheet, while the U.S. Treasury Department announced a program to purchase U.S. Treasuries in the coming months. Those moves also helped to preserve liquidity in the financial system. Average equity assets decreased 6% for both the three and six months ended June 30, 2024, as compared to the same periods in 2023. Period-end equity assets decreased 6% at June 30, 2024, as compared to June 30, 2023, primarily due to net redemptions, partially offset by market appreciation. Stocks trended higher, gaining 4.28% in the second quarter 2024, sending the S&P 500 up nearly 15% in the first half of 2024. Average fixed-income assets increased 9% for both the three and six months ended June 30, 2024, as compared to the same periods in 2023. Period-end fixed-income assets increased 9% at June 30, 2024, as compared to June 30, 2023, primarily due to market appreciation and net sales. The 10-year Treasury fluctuated during the second quarter 2024, starting the quarter at 4.20%, rising to 4.70% in April, and eventually falling to 4.40% at the end of June on an improved outlook for inflation and rate cuts. Average alternative/private markets

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
assets decreased 5% and 4% for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. Period-end alternative/private markets assets decreased 7% at June 30, 2024, as compared to June 30, 2023, primarily due to market depreciation and net redemptions.
Results of Operations
Revenue. Revenue decreased $30.6 million for the three-month period ended June 30, 2024, as compared to the same period in 2023, primarily due to a decrease in carried interest of $36.1 million (partially offset in Compensation and Related expense) and a decrease of $7.1 million in equity revenue due to lower average assets. These decreases were partially offset by an increase in money market revenue of $11.8 million due to an increase in average money market assets.
Revenue decreased $16.5 million for the six-month period ended June 30, 2024, as compared to the same period in 2023, primarily due to a decrease in carried interest of $36.2 million (partially offset in Compensation and Related expense) and a decrease of $15.8 million in equity revenue due to lower average assets. These decreases were partially offset by an increase in money market revenue of $34.0 million due to an increase in average money market assets.
For the six-month periods ended June 30, 2024 and 2023, Federated Hermes’ ratio of revenue to average managed assets was 0.20% and 0.24%, respectively. The decrease in the rate was primarily due to a decrease in carried interest and a decrease in revenue from lower average equity assets during the first half of 2024 compared to the same period in 2023.
Operating Expenses. Total Operating Expenses for the three-month period ended June 30, 2024 increased $27.0 million, as compared to the same period in 2023. Intangible Asset Related expense increased $66.0 million primarily due to an impairment of a foreign intangible asset (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Note (10) to the Consolidated Financial Statements for additional information). This increase was partially offset by (1) a decrease of $29.1 million in Compensation and Related expense primarily due to a decrease in carried interest paid as compensation and (2) a decrease of $8.0 million in Other expense primarily due to the costs associated with a fund restructuring in 2023.
Total Operating Expenses for the six-month period ended June 30, 2024 increased $27.8 million, as compared to the same period in 2023. Intangible Asset Related expense increased $65.9 million primarily due to an impairment of a foreign intangible asset (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Note (10) to the Consolidated Financial Statements for additional information). This increase was partially offset by (1) a decrease of $29.5 million in Compensation and Related expense primarily due to a decrease in carried interest paid as compensation and (2) a decrease of $9.4 million in Other expense primarily due to the costs associated with a fund restructuring in 2023.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net decreased $0.2 million for the three-month period ended June 30, 2024, as compared to the same period in 2023.
Nonoperating Income (Expenses), net decreased $2.1 million for the six-month period ended June 30, 2024, as compared to the same period in 2023. The decrease is primarily due to a $4.6 million decrease in Gain (Loss) on Securities, net from a smaller increase in the market value of investments in the first half of 2024 as compared to the increase in the market value of investments during the same period in 2023. This decrease was partially offset by a $2.7 million increase in Investment Income, net primarily due to an increase in investment yields in 2024 as compared to investment yields during the same period in 2023.
Income Taxes. The income tax provision was $23.4 million for the three-month period ended June 30, 2024, as compared to $27.5 million for the same period in 2023. The decrease in the income tax provision was primarily due to a net tax benefit associated with the impairment on a foreign indefinite-lived intangible asset in 2024 ($6.0 million) and a decrease in 2024 for discrete charges for non-deductible costs for a fund restructuring ($2.5 million), partially offset by an increase in U.S. income tax due to increased U.S. income ($5.2 million). The effective tax rate was 54.9% for the three-month period ended June 30, 2024, as compared to 27.4% for the same period in 2023. The increase in the effective tax rate was primarily the result of a valuation allowance on foreign deferred tax assets and the impairment of a foreign indefinite-lived intangible asset.
The income tax provision was $52.4 million for the six-month period ended June 30, 2024, as compared to $48.6 million for the same period in 2023. The increase in the income tax provision was primarily due to an increase in U.S. income tax due to increased U.S. income ($11.0 million), partially offset by a net tax benefit associated with the impairment on a foreign indefinite-lived intangible asset in 2024 ($6.0 million) and a decrease in 2024 for discrete charges for non-deductible costs for a fund restructuring ($2.5 million). The effective tax rate was 35.8% for the six-month period ended June 30, 2024, as compared

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
to 25.2% for the same period in 2023. The increase in the effective tax rate was primarily the result of a valuation allowance on foreign deferred tax assets and the impairment of a foreign indefinite-lived intangible asset.
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
Net Income Attributable to Federated Hermes, Inc. Net income decreased $51.1 million for the three-month period ended June 30, 2024, as compared to the same period in 2023, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended June 30, 2024 decreased $0.61, as compared to the same period in 2023, primarily due to decreased net income ($0.62), partially offset by a decrease in shares outstanding resulting from share repurchases ($0.01).
Net income decreased $45.7 million for the six-month period ended June 30, 2024, as compared to the same period in 2023, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the six-month period ended June 30, 2024 decreased $0.47, as compared to the same period in 2023, primarily due to decreased net income ($0.53), partially offset by a decrease in shares outstanding resulting from share repurchases ($0.06).
Liquidity and Capital Resources
Liquid Assets. At June 30, 2024, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $540.4 million, as compared to $656.4 million at December 31, 2023. The change in liquid assets is discussed below.
At June 30, 2024, Federated Hermes’ liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries (such as the UK in light of Brexit), China and certain other countries subject to economic sanctions. Federated Hermes’ experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $257.5 million in AUM) that meet the requirements of Rule 2a-7 under the 1940 Act (Rule 2a-7) or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes’ credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $102.7 million for the six months ended June 30, 2024, as compared to $76.6 million for the same period in 2023. The increase in cash provided was primarily due to (1) a $17.9 million payment made in 2023 representing a settlement with affected shareholders related to an administrative error (see Note (17) to the Consolidated Financial Statements for additional information) and (2) a decrease of $8.9 million in cash paid for the net purchases of trading securities for the six months ended June 30, 2024 as compared to the same period in 2023.
Cash Provided by Investing Activities. During the six-month period ended June 30, 2024, net cash provided by investing activities was $31.2 million, which primarily represented $66.3 million in cash received from redemptions of Investments—Affiliates and Other, partially offset by $28.6 million paid for purchases of Investments—Affiliates and Other.
Cash Used by Financing Activities. During the six-month period ended June 30, 2024, net cash used by financing activities was $208.6 million due primarily to $134.0 million or $1.59 per share of dividends paid to holders of Federated Hermes common shares and $85.3 million of treasury stock purchases.
Long-Term Debt. On March 17, 2022, pursuant to the Note Purchase Agreement, Federated Hermes issued unsecured senior Notes in the aggregate amount of $350 million at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. The entire principal amount of the $350 million Notes will become due March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Purchase Agreement. As of June 30, 2024, the outstanding balance of the $350 million Notes, net of unamortized issuance costs in the amount of $2.0 million, was $348.0 million and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were, or will be, used to supplement cash flow from operations, to fund share repurchases and potential acquisitions, to pay down debt outstanding under the Credit Agreement and for other general corporate purposes. See Note (11) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
As of June 30, 2024, Federated Hermes’ Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. Borrowings under the Credit Agreement may be used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of June 30, 2024, Federated Hermes has $350 million available to borrow under the Credit Agreement and an additional $200 million available via its optional accordion feature. See Note (11) to the Consolidated Financial Statements for additional information.
Both the Note Purchase Agreement and Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the six months ended June 30, 2024. An interest coverage ratio of at least 4 to 1 is required and, as of June 30, 2024, Federated Hermes’ interest coverage ratio was 41 to 1. A leverage ratio of no more than 3 to 1 is required and, as of June 30, 2024, Federated Hermes’ leverage ratio was 0.71 to 1.
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
On July 25, 2024, the board of directors declared a $0.31 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of August 8, 2024 to be paid on August 15, 2024.
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
Investments—Affiliates and Other at June 30, 2024 decreased $34.4 million from December 31, 2023 primarily due to net redemptions.
Accrued Compensation and Benefits at June 30, 2024 decreased $65.2 million from December 31, 2023 primarily due to the 2023 accrued annual incentive compensation being paid in the first half of 2024 ($129.4 million), partially offset by 2024 incentive compensation accruals recorded at June 30, 2024 ($67.2 million).

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
Due to actual results trailing projected results, driven by a combination of lower gross sales and higher redemptions for the quarter ended June 30, 2024, management concluded that an indicator of potential impairment existed as of June 30, 2024 for the indefinite-lived intangible asset related to the FHL right to manage public fund assets which totaled £124.4 million at March 31, 2024 and was acquired in connection with the 2018 FHL acquisition. Management used an income-based approach, the discounted cash flow method, in valuing the asset, which resulted in a non-cash impairment charge of £52.2 million ($66.3 million). After the impairment, the indefinite-lived intangible asset related to the FHL right to manage public fund assets totaled £72.2 million ($91.3 million). The key assumptions in the discounted cash flow analysis include projected revenue growth rates, projected pre-tax profit margins and the discount rate applied to the projected cash flows. The risk of future impairment increases with a decrease in projected cash flows and/or an increase in the discount rate.
As of June 30, 2024, assuming all other assumptions remain static, an increase or decrease of 10% in projected revenue growth rates would result in a corresponding change to estimated fair value of approximately 9%. An increase or decrease of 10% in pre-tax profit margins would result in a corresponding change to estimated fair value of approximately 13%. An increase or decrease in the discount rate of 25 basis points would result in an inverse change to estimated fair value of approximately 3%. Any market volatility and other events related to geopolitical or other unexpected events could further reduce the AUM, revenues and earnings associated with this intangible asset and can result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which can result in an impairment. For additional information on risks related to geopolitical or other unexpected events, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023.
Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2024, there were no material changes to Federated Hermes’ exposures to market risk that would require an update to the disclosures provided in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023.

Part I, Item 4. Controls and Procedures
(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes’ President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated Hermes’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated Hermes’ disclosure controls and procedures were effective at June 30, 2024.
(b)There has been no change in Federated Hermes’ internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, Federated Hermes’ internal control over financial reporting.
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
(b) not applicable.
(c) The following table summarizes stock repurchases under Federated Hermes’ share repurchase program during the second quarter 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April	20,000	$33.00	20,000	3,472,415
May[2]	589,200	27.21	480,000	2,992,415
June	950,000	32.44	950,000	2,042,415
Total	1,559,200	$30.47	1,450,000	2,042,415
1    In October 2023, the Federated Hermes board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of June 30, 2024. See Note (13) to the Consolidated Financial Statements for additional information on this program.
2    In May 2024, 109,200 shares of Class B common stock with a weighted-average price of $2.81 per share were repurchased as employees forfeited restricted stock.
Part II, Item 5. Other Information
Insider Trading Arrangements
While certain officers have elected in advance to satisfy tax obligations arising from the vesting of awards of periodic and bonus restricted Federated Hermes Class B Common Stock through the sale of sufficient shares of such stock necessary to satisfy such tax obligations in the open-market, no director or officer adopted, modified or terminated a Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading arrangement during the fiscal quarter ended June 30, 2024.

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

Federated Hermes, Inc.
(Registrant)

Date	July 26, 2024	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	July 26, 2024	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer