Form 10-Q
period 2024-09-30
FEDERATED HERMES, INC.
filed 2024-10-25
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 18, 2024, the Registrant had outstanding 9,000 shares of Class A common stock and 81,804,712 shares of Class B common stock.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that could cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “forecast,” “project,” “predict,” “trend,” “approximate,” “potential,” “opportunity,” “believe,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “projection,” “plan,” “assume,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “can,” “may,” and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management’s assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: asset flows, levels, values and mix and their impact; projected growth rates, projected pre-tax profit margins, discount rates, and the possibility and potential impact of impairments; business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; money market funds’ potential yield advantage in a falling interest rate environment; rates of inflation; fee rates and recognition; sources, levels and recognition of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances and the degree to which Fee Waivers will be implemented; the impact of market volatility, liquidity, and other market conditions; whether performance fees or carried interest will be earned or clawed back; whether and when revenue or expense is recognized; whether and when capital contributions could be made, the availability of insurance and probability of insurance reimbursements or recoveries in connection with indemnification obligations or other claims; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the impact of acquisitions on Federated Hermes’ growth; the timing and amount of acquisition-related payment obligations; the results of negotiations involving consideration in business transactions; payment obligations pursuant to employment or incentive and business arrangements; vesting rights and requirements; business and market expansion opportunities; interest and principal payments or expenses; taxes and tax rates; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity, including the amount and timing of expected future capital expenditures; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes’ product, strategy, and other service (as applicable, offering) and market performance and Federated Hermes’ performance indicators; investor preferences; offering demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; the outcome and impact of legal proceedings; regulatory matters, including the pace, timing, impact, effects and other consequences of the current regulatory environment; the attractiveness and resiliency of money market funds; dedication of resources; accounting-related assessments, judgements and determinations; compliance, and related legal, compliance and other professional services expenses; and interest rate, concentration, market, currency and other risks and their impact. Any forward-looking statement is inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond Federated Hermes’ control. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes’ business and results, including by changing Federated Hermes’ asset flows, levels, and mix, and business mix, which could cause a decline in revenues and net income, result in impairments and change the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue growth levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements can be based on satisfaction of certain conditions set forth in those arrangements. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes’ success in developing, structuring and distributing its offerings, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediaries who offer Federated Hermes’ offerings to intermediary customers, opportunities to repurchase shares, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes’ risks and uncertainties also include liquidity and credit risks in Federated Hermes’ money market funds and revenue risk, which will be affected by yield levels in money market fund offerings, Fee Waivers, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such offerings. Many of these factors could be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that could impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$374,952	$383,180
Investments—Consolidated Investment Companies	116,380	70,543
Investments—Affiliates and Other	73,696	106,952
Receivables, net of reserve of $21 and $21, respectively	79,095	75,721
Receivables—Affiliates	39,133	48,694
Prepaid Expenses	33,627	29,739
Other Current Assets	6,303	5,900
Total Current Assets	723,186	720,729
Long-Term Assets
Goodwill	813,547	807,156
Intangible Assets, net of accumulated amortization of $77,340 and $64,112, respectively	342,588	409,449
Property and Equipment, net of accumulated depreciation of $122,146 and $119,852, respectively	27,553	30,711
Right-of-Use Assets, net	90,471	99,265
Other Long-Term Assets	40,206	34,534
Total Long-Term Assets	1,314,365	1,381,115
Total Assets	$2,037,551	$2,101,844
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$98,112	$88,290
Accrued Compensation and Benefits	127,215	158,392
Lease Liabilities	16,186	16,283
Other Current Liabilities	21,625	24,378
Total Current Liabilities	263,138	287,343
Long-Term Liabilities
Long-Term Debt	348,040	347,843
Long-Term Deferred Tax Liability, net	176,423	186,292
Long-Term Lease Liabilities	83,593	93,816
Other Long-Term Liabilities	29,433	32,453
Total Long-Term Liabilities	637,489	660,404
Total Liabilities	900,627	947,747
Commitments and Contingencies (Note (17))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	53,408	25,845
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders’ Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 99,505,456 Shares Issued	497,341	474,814
Additional Paid-In Capital from Treasury Stock Transactions	0	2
Retained Earnings	1,207,794	1,194,561
Treasury Stock, at Cost, 17,700,744 and 14,664,467 Shares Class B Common Stock, respectively	(622,696)	(521,403)
Accumulated Other Comprehensive Income (Loss), net of tax	888	(19,911)
Total Permanent Equity	1,083,516	1,128,252
Total Liabilities, Temporary Equity and Permanent Equity	$2,037,551	$2,101,844
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Investment Advisory Fees, net—Affiliates	$215,752	$215,673	$629,654	$666,983
Investment Advisory Fees, net—Other	58,869	61,098	179,883	184,106
Administrative Service Fees, net—Affiliates	97,687	88,023	287,819	252,402
Other Service Fees, net—Affiliates	31,356	33,507	96,910	102,364
Other Service Fees, net—Other	4,792	4,355	13,144	12,222
Total Revenue	408,456	402,656	1,207,410	1,218,077
Operating Expenses
Compensation and Related	136,027	139,123	403,321	435,884
Distribution	95,859	89,838	284,257	280,258
Systems and Communications	23,656	21,213	68,672	63,259
Professional Service Fees	19,849	17,561	58,046	52,881
Office and Occupancy	9,884	10,632	29,617	34,910
Advertising and Promotional	5,378	3,857	16,306	13,308
Travel and Related	4,221	4,034	11,341	11,101
Intangible Asset Related	3,504	3,451	76,131	10,194
Other	(1,664)	11,523	8,679	31,303
Total Operating Expenses	296,714	301,232	956,370	933,098
Operating Income	111,742	101,424	251,040	284,979
Nonoperating Income (Expenses)
Investment Income, net	6,080	6,160	18,804	16,228
Gain (Loss) on Securities, net	7,935	(3,438)	8,826	2,094
Debt Expense	(3,170)	(3,133)	(9,478)	(9,377)
Other, net	16	(8)	85	101
Total Nonoperating Income (Expenses), net	10,861	(419)	18,237	9,046
Income Before Income Taxes	122,603	101,005	269,277	294,025
Income Tax Provision	32,262	26,739	84,701	75,291
Net Income Including the Noncontrolling Interests in Subsidiaries	90,341	74,266	184,576	218,734
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	2,803	(760)	978	1,932
Net Income	$87,538	$75,026	$183,598	$216,802
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic and Diluted	$1.06	$0.86	$2.20	$2.44
Cash Dividends Per Share	$0.31	$0.28	$1.90	$0.83
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Income Including the Noncontrolling Interests in Subsidiaries	$90,341	$74,266	$184,576	$218,734

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	25,508	(21,814)	20,799	2,283
Temporary Equity
Foreign Currency Translation Gain (Loss)	554	(454)	461	106
Other Comprehensive Income (Loss), net of tax	26,062	(22,268)	21,260	2,389
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	116,403	51,998	205,836	221,123
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests in Subsidiaries	3,357	(1,214)	1,439	2,038
Comprehensive Income Attributable to Federated Hermes, Inc.	$113,046	$53,212	$204,397	$219,085
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2023	$475,003	$2	$1,194,561	$(521,403)	$(19,911)	$1,128,252	$25,845
Net Income (Loss)	0	0	75,033	0	0	75,033	(23)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(5,235)	(5,235)	(106)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	2,724
Consolidation (Deconsolidation)	0	0	0	0	0	0	48,100
Stock Award Activity	10,262	(2)	(10,936)	10,977	0	10,301	0
Dividends Declared	0	0	(23,727)	0	0	(23,727)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(3,410)
Purchase of Treasury Stock	0	0	0	(37,197)	0	(37,197)	0
Balance at March 31, 2024	$485,265	$0	$1,234,931	$(547,623)	$(25,146)	$1,147,427	$73,130
Net Income (Loss)	0	0	21,027	0	0	21,027	(1,802)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	526	526	13
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	16,303
Consolidation (Deconsolidation)	0	0	0	0	0	0	(52,723)
Stock Award Activity	6,128	0	(8)	8	0	6,128	0
Dividends Declared	0	0	(110,106)	0	0	(110,106)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(4,430)
Purchase of Treasury Stock	0	0	0	(47,977)	0	(47,977)	0
Balance at June 30, 2024	$491,393	$0	$1,145,844	$(595,592)	$(24,620)	$1,017,025	$30,491
Net Income (Loss)	0	0	87,538	0	0	87,538	2,803
Other Comprehensive Income (Loss), net of tax	0	0	0	0	25,508	25,508	554
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	13,503
Consolidation (Deconsolidation)	0	0	0	0	0	0	16,624
Stock Award Activity	6,137	0	(46)	46	0	6,137	0
Dividends Declared	0	0	(25,542)	0	0	(25,542)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(10,567)
Purchase of Treasury Stock	0	0	0	(27,150)	0	(27,150)	0
Balance at September 30, 2024	$497,530	$0	$1,207,794	$(622,696)	$888	$1,083,516	$53,408

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2022	$441,142	0	$1,015,589	$(365,363)	$(45,676)	$1,045,692	$61,821
Net Income (Loss)	0	0	69,601	0	0	69,601	1,865
Other Comprehensive Income (Loss), net of tax	0	0	0	0	9,620	9,620	232
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	12,776
Consolidation (Deconsolidation)	0	0	0	0	0	0	(33,962)
Stock Award Activity	10,677	0	(9,950)	9,950	0	10,677	0
Dividends Declared	0	0	(24,145)	0	0	(24,145)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(3,224)
Purchase of Treasury Stock	0	0	0	(4,742)	0	(4,742)	0
Balance at March 31, 2023	$451,819	$0	$1,051,095	$(360,155)	$(36,056)	$1,106,703	$39,508
Net Income (Loss)	0	0	72,175	0	0	72,175	827
Other Comprehensive Income (Loss), net of tax	0	0	0	0	14,477	14,477	328
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	19,684
Consolidation (Deconsolidation)	0	0	0	0	0	0	12,119
Stock Award Activity	8,970	0	(39)	20	0	8,951	0
Dividends Declared	0	0	(25,084)	0	0	(25,084)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(14,454)
Purchase of Treasury Stock	0	0	0	(43,366)	0	(43,366)	0
Balance at June 30, 2023	$460,789	$0	$1,098,147	$(403,501)	$(21,579)	$1,133,856	$58,012
Net Income (Loss)	0	0	75,026	0	0	75,026	(760)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(21,814)	(21,814)	(454)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	35,323
Consolidation (Deconsolidation)	0	0	0	0	0	0	(6,601)
Stock Award Activity	7,473	15	0	0	0	7,488	0
Dividends Declared	0	0	(24,687)	0	0	(24,687)	0
Distributions to Noncontrolling Interest in Subsidiaries	0	0	0	0	0	0	(14,889)
Purchase of Treasury Stock	0	0	0	(69,831)	0	(69,831)	0
Balance at September 30, 2023	$468,262	$15	$1,148,486	$(473,332)	$(43,393)	$1,100,038	$70,631
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2024	2023
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$184,576	$218,734
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Depreciation and Amortization	16,873	20,817
Share-Based Compensation Expense	22,741	27,165
(Gain) Loss on Disposal of Assets	(1,225)	(157)
Provision (Benefit) for Deferred Income Taxes	(11,156)	(4,056)
Consolidation/(Deconsolidation) of Other Entities	(2,316)	3,490
Net Unrealized (Gain) Loss on Investments	(7,466)	(1,920)
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(22,271)	(36,311)
Impairment of Intangible Asset	66,331	0
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	8,615	(30,981)
(Increase) Decrease in Prepaid Expenses and Other Assets	14,178	19,389
Increase (Decrease) in Accounts Payable and Accrued Expenses	(28,040)	(23,942)
Increase (Decrease) in Other Liabilities	(20,986)	(10,029)
Net Cash Provided (Used) by Operating Activities	219,854	182,199
Investing Activities
Purchases of Investments—Affiliates and Other	(45,058)	(13,600)
Proceeds from Redemptions of Investments—Affiliates and Other	75,529	27,967
Cash Paid for Property and Equipment	(3,519)	(5,803)
Other Investing Activities	(4,100)	0
Net Cash Provided (Used) by Investing Activities	22,852	8,564
Financing Activities
Dividends Paid	(159,588)	(73,963)
Purchases of Treasury Stock	(114,169)	(112,013)
Distributions to Noncontrolling Interests in Subsidiaries	(18,407)	(32,567)
Contributions from Noncontrolling Interests in Subsidiaries	32,530	67,783
Cash paid for Business Acquisitions	(529)	(857)
Other Financing Activities	39	15
Net Cash Provided (Used) by Financing Activities	(260,124)	(151,602)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	9,079	1,120
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(8,339)	40,281
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	386,954	340,955
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	378,615	381,236
Less: Restricted Cash Recorded in Other Current Assets	3,192	3,886
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	471	390
Cash and Cash Equivalents	$374,952	$376,960
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(4) Revenue from Contracts with Customers
The following table presents Federated Hermes’ revenue disaggregated by asset class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Money market	$208,443	$186,760	$618,472	$559,622
Equity	117,844	123,485	350,101	371,282
Fixed-income	49,512	47,142	146,803	142,590
Other	32,657	45,269	92,034	144,583
Total Revenue	$408,456	$402,656	$1,207,410	$1,218,077
The following table presents Federated Hermes’ revenue disaggregated by performance obligation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Investment Advisory[1]	$274,621	$276,771	$809,537	$851,089
Administrative Services	97,687	88,023	287,819	252,402
Distribution[2]	29,193	31,466	90,619	96,360
Other	6,955	6,396	19,435	18,226
Total Revenue	$408,456	$402,656	$1,207,410	$1,218,077
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
The following table presents Federated Hermes’ revenue disaggregated by geographical market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Domestic	$346,015	$322,028	$1,022,011	$971,077
Foreign[1]	62,441	80,628	185,399	247,000
Total Revenue	$408,456	$402,656	$1,207,410	$1,218,077
1    This represents revenue earned by non-U.S. domiciled subsidiaries.
The following table presents Federated Hermes’ revenue disaggregated by offering type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Federated Hermes Funds	$344,795	$337,203	$1,014,383	$1,021,748
Separate Accounts	58,869	61,098	179,883	184,106
Other	4,792	4,355	13,144	12,223
Total Revenue	$408,456	$402,656	$1,207,410	$1,218,077
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at September 30, 2024. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to twelve months. Based on existing contracts and the applicable foreign exchange rates as of September 30, 2024, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2024	$3,935
2025	7,006
2026	1,956
2027 and Thereafter	260
Total Remaining Unsatisfied Performance Obligations	$13,157
(5) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes’ significant revenue concentration by asset class:

	Nine Months Ended
	September 30,
	2024	2023
Money Market Assets	51%	46%
Equity Assets	29%	30%
Fixed-Income Assets	12%	12%
(b) Revenue Concentration by Investment Fund
The following table presents Federated Hermes’ revenue concentration by investment fund strategy:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Federated Hermes Government Obligations Fund	16%	14%	15%	14%
Federated Hermes Prime Cash Obligations Fund	10%	7%	9%	6%
A significant and prolonged decline in the AUM in these funds could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds.
(c) Revenue Concentration by Intermediary
Approximately 10% of Federated Hermes’ total revenue for both the three- and nine-month periods ended September 30, 2024, and 11% for both the three- and nine-month periods ended September 30, 2023, was derived from services provided to one intermediary, The Bank of New York Corporation, including its Pershing subsidiary. Significant negative changes in Federated Hermes’ relationship with this intermediary could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Generally, neither creditors of, nor equity investors in, the Federated Hermes Funds have any recourse to Federated Hermes’ general credit. Given that the entities consolidated by Federated Hermes generally follow investment company accounting, which prescribes fair-value accounting, a deconsolidation generally does not result in the recognition of gains or losses for Federated Hermes.
In the ordinary course of business, Federated Hermes could implement fee waivers, rebates or expense reimbursements for various Federated Hermes Funds for competitive reasons (such as waivers to maintain the yields of certain money market funds at or above zero (Voluntary Yield-related Fee Waivers) or to maintain certain fund expense ratios/yields), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three and nine months ended September 30, 2024, Fee Waivers totaled $110.3 million and $321.6 million, respectively, of which $83.3 million and $241.8 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. For the three and nine months ended September 30, 2023, Fee Waivers totaled $142.4 million and $398.8 million, respectively, of which $114.0 million and $313.5 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business could make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of money market Federated Hermes Funds. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund’s net asset value (NAV), increase the market-based NAV per share of the fund’s portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the nine months ended September 30, 2024 and 2023.
In accordance with Federated Hermes’ consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of September 30, 2024 and December 31, 2023.
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
(b) Consolidated Variable Interest Entities
As of the periods ended September 30, 2024 and December 31, 2023, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes’ net interest in the consolidated VIEs for each period presented:

(in millions)	September 30, 2024	December 31, 2023
Cash and Cash Equivalents	$8.5	$10.1
Investments—Consolidated Investment Companies	45.9	12.4
Receivables-Affiliates	2.5	4.7
Other Current Assets	1.2	0.3
Other Long-Term Assets	14.6	13.8
Less: Liabilities	10.9	14.0
Less: Accumulated Other Comprehensive Income (Loss), net of tax	0.4	0.6
Less: Redeemable Noncontrolling Interests in Subsidiaries	33.3	11.6
Federated Hermes’ Net Interest in VIEs	$28.1	$15.1
Federated Hermes’ net interest in the consolidated VIEs represents the value of Federated Hermes’ economic ownership interest in those VIEs. Federated Hermes consolidated one VIE in the first quarter 2024 due primarily to redemptions from outside investors, which was subsequently deconsolidated in the second quarter 2024 due primarily to additional investments from

Notes to the Consolidated Financial Statements (continued)
(unaudited)

outside investors. Federated Hermes consolidated one VIE in the third quarter 2024 due to additional investments by Federated Hermes. There was no material impact to the Consolidated Statements of Income as a result of this consolidation and deconsolidation on a net basis.
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
Federated Hermes’ maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $165.1 million (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) at September 30, 2024 and was $133.9 million (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) at December 31, 2023, and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $10.6 billion and $9.3 billion at September 30, 2024 and December 31, 2023, respectively. Of the Receivables—Affiliates at September 30, 2024 and December 31, 2023, $1.2 million and $1.1 million, respectively, was related to non-consolidated VIEs and represented Federated Hermes’ maximum risk of loss from non-consolidated VIE receivables.
(7) Investments
At September 30, 2024 and December 31, 2023, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $66.5 million and $99.5 million, respectively, primarily in mutual funds which represent equity investments for Federated Hermes, and held investments in Separate Accounts of $7.2 million and $7.5 million at September 30, 2024 and December 31, 2023, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes’ investments held in Separate Accounts as of September 30, 2024 and December 31, 2023 were primarily composed of stocks of large domestic and foreign companies ($3.1 million and $3.4 million, respectively) and domestic debt securities ($2.4 million for both periods).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (6)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes’ Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of September 30, 2024 and December 31, 2023 were composed of domestic and foreign debt securities ($87.8 million and $59.1 million, respectively), stocks of large domestic and foreign companies ($16.2 million and $4.9 million, respectively), stocks of small and mid-sized domestic and foreign companies ($8.1 million and $4.2 million, respectively) and mutual funds ($4.3 million and $2.3 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes’ investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$4,433	$(1,680)	$2,296	$2,582
Net Realized Gains (Losses)[1]	20	(125)	(204)	(1,101)
Net Gains (Losses) on Investments—Consolidated Investment Companies	4,453	(1,805)	2,092	1,481
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	2,035	(1,518)	5,170	(662)
Net Realized Gains (Losses)[1]	1,447	(115)	1,564	1,275
Net Gains (Losses) on Investments—Affiliates and Other	3,482	(1,633)	6,734	613
Gain (Loss) on Securities, net	$7,935	$(3,438)	$8,826	$2,094
1    Realized gains and losses are computed on a specific-identification basis.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(8) Fair Value Measurements
Fair value is the price that would be received to sell an asset or the price that would be paid to transfer a liability as of the measurement date. A fair value reporting hierarchy exists for disclosure of fair value measurements based on the observability of the inputs to the valuation of financial assets and liabilities. The levels are:
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
(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes’ financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2024
Financial Assets
Cash and Cash Equivalents	$374,952	$0	$0	$374,952
Investments—Consolidated Investment Companies	25,583	90,797	0	116,380
Investments—Affiliates and Other	70,730	2,944	22	73,696
Other[1]	10,129	6,121	0	16,250
Total Financial Assets	$481,394	$99,862	$22	$581,278

Total Financial Liabilities[2]	$0	$0	$8,260	$8,260

December 31, 2023
Financial Assets
Cash and Cash Equivalents	$383,180	$0	$0	$383,180
Investments—Consolidated Investment Companies	11,402	59,141	0	70,543
Investments—Affiliates and Other	104,341	2,588	23	106,952
Other[1]	6,160	1,644	0	7,804
Total Financial Assets	$505,083	$63,373	$23	$568,479

Total Financial Liabilities[2]	$0	$335	$7,626	$7,961
1    Amounts primarily consist of restricted cash, security and other deposits and derivative assets.
2    Amounts primarily consist of acquisition-related future contingent consideration liabilities.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at September 30, 2024 or December 31, 2023.
Cash and Cash Equivalents
Cash and Cash Equivalents include deposits with banks and investments in money market funds. Investments in money market funds totaled $341.5 million and $333.3 million at September 30, 2024 and December 31, 2023, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.

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
Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes could be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of September 30, 2024, acquisition-related future consideration liabilities of $8.3 million were primarily related to business combinations made in 2022 and 2020 and were recorded in Other Current Liabilities ($5.4 million) and Other Long-Term Liabilities ($2.9 million) on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes’ liability for future consideration payments related to these business combinations:

(in thousands)
Balance at December 31, 2023	$7,626
Changes in Fair Value	1,163
Contingent Consideration Payments	(529)
Balance at September 30, 2024	$8,260
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of September 30, 2024 and December 31, 2023, these investments totaled $20.0 million and $19.9 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2024.
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
As of September 30, 2024, Federated Hermes held foreign currency forwards expiring from December 2024 through June 2025 with a combined notional amount of £89.1 million. Federated Hermes recorded $6.1 million in Receivables, net on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of September 30, 2024.
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
(10) Intangible Assets, including Goodwill
Intangible Assets, net at September 30, 2024 decreased $66.9 million from December 31, 2023 primarily due to a $66.3 million non-cash impairment of an indefinite-lived intangible asset recognized at June 30, 2024, $9.8 million of amortization expense offset by a $8.2 million increase in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations.
Due to actual results trailing projected results, driven by a combination of lower gross sales and higher redemptions for the quarter ended June 30, 2024 as compared to the quarter ended March 31, 2024, management concluded that an indicator of potential impairment existed as of June 30, 2024 for the indefinite-lived intangible asset related to the FHL right to manage public fund assets acquired in connection with the 2018 FHL acquisition. Management used an income-based approach, the discounted cash flow method, to value the asset as of June 30, 2024, which resulted in a non-cash impairment charge of $66.3 million. The non-cash impairment was recorded in Operating Expenses - Intangible Asset Related on the Consolidated Statements of Income. There were no impairments recorded in the quarter ended September 30, 2024.
Goodwill at September 30, 2024 increased $6.4 million from December 31, 2023 as a result of foreign exchange rate fluctuations on goodwill denominated in a foreign currency.
(11) Debt
Unsecured Senior Notes
On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350 million ($350 million Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of September 30, 2024, $348.0 million, net of unamortized issuance costs in the amount of $2.0 million, was recorded in Long-Term Debt on the Consolidated Balance Sheets.
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
The Note Purchase Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the nine-month period ended September 30, 2024. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, can elect to make discretionary principal payments. There was no activity on the Credit Agreement during the nine months ended September 30, 2024.
As of September 30, 2024 and December 31, 2023, there were no outstanding borrowings under the revolving credit facility. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender’s commitment. As of September 30, 2024, Federated Hermes has $350 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all covenants at and during the nine months ended September 30, 2024. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
(12) Share-Based Compensation
During the nine months ended September 30, 2024, Federated Hermes awarded 413,607 shares of restricted Class B common stock, the majority of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan (the Plan). This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period.
During 2023, Federated Hermes awarded 375,796 shares of restricted Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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
(13) Equity
In October 2023, the Federated Hermes, Inc. board of directors (Board) authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of September 30, 2024. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless the Board subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the nine months ended September 30, 2024, Federated Hermes repurchased approximately 3.5 million shares of its Class B common stock for $111.5 million, nearly all of which were repurchased in the open market. At September 30, 2024, approximately 1.2 million shares remain available to be repurchased under this share repurchase program. See Note (19) to the Consolidated Financial Statements for information regarding a new share repurchase program approved on October 24, 2024.
The following table presents the activity for the Class B common stock and Treasury stock for the three and nine months ended September 30, 2024 and 2023. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Class B Shares
Beginning Balance	82,600,376	88,290,140	84,840,989	89,275,935
Stock Award Activity	22,500	5,000	423,207	387,996
Purchase of Treasury Stock	(818,164)	(2,046,790)	(3,459,484)	(3,415,581)
Ending Balance	81,804,712	86,248,350	81,804,712	86,248,350

Treasury Shares
Beginning Balance	16,905,080	11,215,316	14,664,467	10,229,521
Stock Award Activity	(22,500)	(5,000)	(423,207)	(387,996)
Purchase of Treasury Stock	818,164	2,046,790	3,459,484	3,415,581
Ending Balance	17,700,744	13,257,106	17,700,744	13,257,106

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(14) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator
Net Income Attributable to Federated Hermes, Inc.	$87,538	$75,026	$183,598	$216,802
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(3,747)	(3,310)	(7,953)	(10,309)
Total Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted	$83,791	$71,716	$175,645	$206,493
Denominator
Basic Weighted-Average Federated Hermes Common Stock[2]	78,690	83,710	79,804	84,499
Dilutive Impact from Non-forfeitable Restricted Stock	16	0	5	3
Diluted Weighted-Average Federated Hermes Common Stock[2]	78,706	83,710	79,809	84,502
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted[2]	$1.06	$0.86	$2.20	$2.44
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
(15) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax, attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2023	$(19,911)
Other Comprehensive Income (Loss)	20,799
Balance at September 30, 2024	$888

Balance at December 31, 2022	$(45,676)
Other Comprehensive Income (Loss)	2,283
Balance at September 30, 2023	$(43,393)

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(16) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	Other Entities	Total
Balance at December 31, 2023	$14,341	$11,504	$25,845
Net Income (Loss)	(72)	49	(23)
Other Comprehensive Income (Loss), net of tax	0	(106)	(106)
Subscriptions—Redeemable Noncontrolling Interest Holders	2,480	244	2,724
Consolidation/(Deconsolidation)	48,100	0	48,100
Distributions to Noncontrolling Interests in Subsidiaries	(2,853)	(557)	(3,410)
Balance at March 31, 2024	$61,996	$11,134	$73,130
Net Income (Loss)	(1,658)	(144)	(1,802)
Other Comprehensive Income (Loss), net of tax	0	13	13
Subscriptions—Redeemable Noncontrolling Interest Holders	16,315	(12)	16,303
Consolidation/(Deconsolidation)	(52,723)	0	(52,723)
Distributions to Noncontrolling Interests in Subsidiaries	(2,933)	(1,497)	(4,430)
Balance at June 30, 2024	$20,997	$9,494	$30,491
Net Income (Loss)	2,303	500	2,803
Other Comprehensive Income (Loss), net of tax	0	554	554
Subscriptions—Redeemable Noncontrolling Interest Holders	13,361	142	13,503
Consolidation/(Deconsolidation)	16,624	0	16,624
Distributions to Noncontrolling Interests in Subsidiaries	(10,395)	(172)	(10,567)
Balance at September 30, 2024	$42,890	$10,518	$53,408

(in thousands)	Consolidated Investment Companies	Other Entities	Total
Balance at December 31, 2022	$50,317	$11,504	$61,821
Net Income (Loss)	1,925	(60)	1,865
Other Comprehensive Income (Loss), net of tax	0	232	232
Subscriptions—Redeemable Noncontrolling Interest Holders	12,669	107	12,776
Consolidation/(Deconsolidation)	(33,962)	0	(33,962)
Distributions to Noncontrolling Interests in Subsidiaries	(2,499)	(725)	(3,224)
Balance at March 31, 2023	$28,450	$11,058	$39,508
Net Income (Loss)	486	341	827
Other Comprehensive Income (Loss), net of tax	0	328	328
Subscriptions—Redeemable Noncontrolling Interest Holders	19,642	42	19,684
Consolidation/(Deconsolidation)	12,119	0	12,119
Distributions to Noncontrolling Interests in Subsidiaries	(14,017)	(437)	(14,454)
Balance at June 30, 2023	$46,680	$11,332	$58,012
Net Income (Loss)	(804)	44	(760)
Other Comprehensive Income (Loss), net of tax	(8)	(446)	(454)
Subscriptions—Redeemable Noncontrolling Interest Holders	35,323	0	35,323
Consolidation/(Deconsolidation)	(6,601)	0	(6,601)
Distributions to Noncontrolling Interests in Subsidiaries	(14,621)	(268)	(14,889)
Balance at September 30, 2023	$59,969	$10,662	$70,631

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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
In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes’ right to challenge the claim. Further, Federated Hermes’ obligations under these agreements can be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes’ obligations and the unique facts and circumstances involved in each particular agreement. As of September 30, 2024, management does not believe that a material loss related to any of these matters is reasonably possible.
(c) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of September 30, 2024, Federated Hermes does not believe that a material loss related to any of these claims is reasonably possible.
(d) Other
During the first quarter 2023, an administrative error was identified related to a failure to register certain shares of a Federated Hermes closed-end tender fund. Federated Hermes estimated a probable cost of $19.6 million as of September 30, 2024 related to correcting this issue, of which $17.9 million represents a settlement with affected shareholders that was paid during the second quarter 2023. During the first quarter 2023, Federated Hermes recorded $2.5 million to Operating Expenses - Other representing Federated Hermes' retention under the insurance policy. Management believes an insurance reimbursement of $15.9 million is probable based on the contractual terms of certain insurance policies. Accordingly, $15.9 million has been recorded to Receivables, net at September 30, 2024. However, the insurance claim is now the subject of litigation with two of Federated Hermes’ insurance carriers. Changes to these estimates, which are contingent upon resolution of the insurance claim with the applicable insurers, could be materially different from the amount Federated Hermes has recorded.
In connection with the restructuring of an infrastructure fund, Federated Hermes purchased certain limited partners’ rights to receive future carried interest at fair value, which was calculated by a third-party, for $9.8 million and was included in Operating Expenses - Other in the second quarter 2023. Due to the restructuring, an existing clawback risk on previously earned carried interest was removed. The purchase of these carried interest rights and related legal and professional fees and other costs are not deductible for tax purposes. An additional $5.1 million and $1.9 million in consideration was recorded in Operating Expenses - Other in the second half of 2023 and first half of 2024, respectively. Negotiations for additional consideration continue with one limited partner. The final consideration may be different from the amounts recorded and the difference could be material.
(18) Income Taxes
The income tax provision was $32.3 million for the three-month period ended September 30, 2024, as compared to $26.7 million for the same period in 2023. The increase in the income tax provision was primarily due to an increase in U.S. income

Notes to the Consolidated Financial Statements (continued)
(unaudited)

tax resulting from increased U.S. income. The effective tax rate was 26.3% for the three-month period ended September 30, 2024, as compared to 26.5% for the same period in 2023.
The income tax provision was $84.7 million for the nine-month period ended September 30, 2024, as compared to $75.3 million for the same period in 2023. The increase in the income tax provision was primarily due to an increase in U.S. income tax resulting from increased U.S. income. The effective tax rate was 31.5% for the nine-month period ended September 30, 2024, as compared to 25.6% for the same period in 2023. The increase in the effective tax rate was primarily the result of a valuation allowance on foreign deferred tax assets and the impairment of a foreign indefinite-lived intangible asset.
(19) Subsequent Events
On October 24, 2024, the Board declared a $0.31 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of November 8, 2024 to be paid on November 15, 2024.
On October 24, 2024, the Board authorized an additional share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. This program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless the Board subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). See Note (13) for additional information on Federated Hermes' share repurchase programs.

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
General
Federated Hermes is a global leader in active, responsible investing with $800.5 billion in managed assets as of September 30, 2024. The majority of Federated Hermes’ revenue is derived from advising Federated Hermes Funds and Separate Accounts in domestic and international public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship and real estate development services.
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
Business Developments
Intangible Asset Impairment
During the second quarter of 2024, a $66.3 million non-cash impairment of an indefinite-lived intangible asset associated with the 2018 FHL acquisition was recorded in Intangible Asset Related expense on the Consolidated Statements of Income. See Note (10) to the Consolidated Financial Statements for additional information related to the impairment of this indefinite-lived intangible asset.
Current Regulatory Developments
The business and regulatory environments in which Federated Hermes operates globally remain complex, uncertain, and subject to change. Federated Hermes and its investment management business are subject to extensive regulation, both within and outside of the U.S., including various laws, rules, and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on its business, and add complexity to its global compliance operations. For example, Federated Hermes and its offerings are subject to various: (1) federal securities laws, such as the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (Exchange Act), Investment Company Act of 1940 (1940 Act), and Investment Advisers Act of 1940 (Advisers Act); (2) state laws regarding securities fraud and registration; and (3) regulations or other rules promulgated by various regulatory authorities, or other authorities. These regulatory requirements, and other regulatory developments, continue to impact the investment management industry generally, and will continue to impact, to various degrees, Federated Hermes’ business, results of operations, financial condition, cash flows, and stock price (collectively, Financial Condition).
Please see Federated Hermes’ prior public filings, including the discussions under Part 1, Item 1 – Business – Regulatory Matters, in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report), for an overview of Federated Hermes’ regulatory environment and related regulatory developments for periods prior to December 31, 2023, and under Part 1, Item 2 – Management’s Discussion and Analysis – Business Developments – Current Regulatory Developments, in Federated Hermes’ Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024 (First Quarter 2024 Form 10-Q) and June 30, 2024 (Second Quarter 2024 Form 10-Q), for Federated Hermes’ key regulatory developments and requirements for periods prior to June 30, 2024.
Regulatory Developments – Domestic
Federated Hermes’ primary regulator in the U.S. is the SEC. U.S. regulatory matters addressed in Federated Hermes’ 2023 Annual Report, First Quarter 2024 Form 10-Q and Second Quarter 2024 Form 10-Q included, among others, money market fund reform, environmental, social, governance (ESG) and sustainability, amendments to Rule 35d-1 under the 1940 Act, systematically important financial institutions designation by the Financial Stability Oversight Council, tailored shareholder reports, amendments to Form PF, the share repurchase disclosure modernization rule, which was vacated by the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit), amendments to Regulation S-P, and discussion of the impact of several recent court decisions that impact the regulation of the investment management industry, including, among other things, the potential ability to challenge regulation, the SEC’s willingness to bring enforcement actions seeking civil penalties, and the validity of certain final rules adopted by the SEC. Key regulatory developments and requirements in the U.S. since June 30, 2024, that could significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following:
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
Examples of other proposed rules currently identified by the SEC Spring 2024 Reg Flex Agenda to be issued by October 2024 or April 2025 include, among others, human capital management disclosure, board diversity disclosure, amendments to the Rule 144 holding period, amendments to Regulation D, including updates to the accredited investor definition and Form D, fund fee disclosure, and broker-dealer and investment advisor conflicts in the use of predictive data analytics, artificial

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
intelligence, machine learning and similar technologies. Examples of final rules that are currently identified by the SEC Spring 2024 Reg Flex Agenda to be issued by October 2024 or April 2025 include, among others, enhanced disclosure by certain investment advisors and investment companies about ESG investment practices, cybersecurity risk management for investment advisors and investment companies, and outsourcing by investment advisors. These final and proposed rules are expected to impose significant new requirements on the investment management industry, including Federated Hermes.
Reporting Requirements on Forms N-PORT and N-CEN. On August 28, 2024, the SEC adopted previously proposed amendments to reporting requirements on Forms N-PORT and N-CEN. Under the amendments, which become effective November 17, 2025, funds must file Form N-PORT more frequently. Registered open-end funds, registered closed-end funds and exchange traded funds organized as unit investment trusts will be required to report portfolio holdings to the SEC on a monthly basis, rather than quarterly. Funds will also be required to make those reports available to the public 60 days after the end of each month instead of every third month of a quarter. The SEC also approved a new requirement for open-end funds to disclose certain information about liquidity service providers in their Form N-CEN. Notably, the SEC did not adopt related proposed amendments regarding swing pricing and liquidity risk management. Federated Hermes strongly opposed the previously proposed rule on open-end fund liquidity risk management and swing pricing because Federated Hermes believes the implementation of swing pricing is unnecessary to achieve the SEC’s desired objective, would be extremely costly, would be very difficult for the industry to implement, would be difficult for investors to understand, and would represent an unwarranted change in the character of open-end mutual funds which provide investors with the benefits of professional management, diversification, and access to the capital markets to help them meet their financial goals.
Climate-Related Disclosures for Investors. In October 2023, California enacted new climate accountability legislation that will require large businesses doing business in California that were formed in the United States and that have revenues of more than $1 billion to make annual disclosures of certain greenhouse gas emission information (including Scope 3 disclosures) and biennial disclosure of certain climate-related financial risks and mitigation measures, beginning in 2026 (unless such California regulatory requirements are successfully challenged in court). On September 27, 2024, California’s governor, signed into law Senate Bill 219 (SB 219), which enacts several amendments to the previously enacted California climate-related disclosure rules. Among other things, SB 219: (1) provides an additional six-month delay for the publication of regulations by the California Air Resource Board (CARB) for scope emissions disclosures, (2) changes the timeline of Scope 3 emissions disclosure by permitting CARB to prepare a schedule for disclosure of Scope 3 emissions rather than the previous timeline requiring Scope 3 emissions disclosure no later than 180 days after Scopes 1 and 2 emissions disclosure, (3) permits consolidated reporting at the parent level for scope emissions, and (4) eliminates the payment of filing fee requirements.
New Department of Labor (DOL) Fiduciary Rule. On April 23, 2024, the DOL issued its final “Fiduciary Rule” in which it made changes to the definition of “investment advice” fiduciary under the Employee Retirement Income Security Act of 1974 (ERISA), as well as amendments to several prohibited transaction class exemptions (DOL New Fiduciary Rule). The changes, among other things, broaden the circumstances in which ERISA fiduciary status will apply to investment advisors, broker dealers and other entities with direct or indirect discretionary authority or control, that represent or acknowledge acting as a fiduciary, or that make investment recommendations to investors on a regular basis as part of their business, including recommendations relating to ERISA plan rollover transactions, any other securities transaction, or any investment strategy involving securities or other investment property. The final rule amends or eliminates several prohibited transaction exemptions (PTE), including, among others, PTE 77-4 (Purchase of Shares of Open-End Investment Companies), and requires all investment advice fiduciaries to comply with the “best interest” standard of care and disclosure requirements under PTE 2020-02 in order to receive compensation that would otherwise be prohibited under ERISA in the absence of an exemption, including commissions, 12b-1 fees, revenue sharing, and mark-ups and mark-downs in certain principal transactions. On July 10, 2024, the U.S. House of Representatives’ (House) Education and Workforce Committee passed by a 23-18 vote a Congressional Review Act resolution to disapprove (and therefore prevent from taking effect) the DOL New Fiduciary Rule as a “reckless overreach” by the current administration. The House Appropriations Committee also approved by a 31-25 vote on July 10, 2024, the Fiscal Year 2025 Labor, Health and Human Services, Education, and Related Agencies bill, which, if passed by Congress and signed by the President, would prevent the DOL from using any funds to administer, implement or enforce the DOL New Fiduciary Rule. Both the resolution and legislation must be passed by Congress and signed by the President (or Congress must override the President’s veto). The DOL New Fiduciary Rule, which was scheduled to become effective on September 23, 2024, is being challenged by plaintiffs in a number of federal courts. In September 2023, the U.S. District Court for the Northern District of Texas had relied on the U.S. Supreme Court’s Chevron Doctrine, which required federal courts to defer to regulatory agency regulations if the language of a statute at issue was ambiguous and the agency’s interpretation was “reasonable,” in ruling that the DOL acted within its authority under the Administrative Procedure Act (APA) in issuing the DOL New Fiduciary Rule. However, as a result of the Supreme Court overturning the Chevron Doctrine in June 2024, on July 18, 2024, the Fifth Circuit directed the U.S. District Court for the Northern District of Texas to reconsider the plaintiffs’

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
argument that the DOL exceeded its authority in issuing the rule. On July 25 and 26, 2024, the U.S. District Court for the Eastern District of Texas and the U.S. District Court for the Northern District of Texas, respectively, issued stays on the effective date of the DOL New Fiduciary Rule. Both courts found that the plaintiffs’ challenges to the rule were likely to succeed on the merits because the rulemaking exceeds the DOL’s authority.
Federal Trade Commission (FTC) Ban on Non-Compete Agreements. On April 23, 2024, the FTC issued its final rule purporting to ban all new post-employment non-compete agreements between an employer and its employee after its effective date, which was scheduled for September 4, 2024. The final rule would have applied to for-profit companies, regardless of industry or level of worker (e.g., senior executive versus other levels of employee). Lawsuits were filed challenging the FTC’s final rule, including by the U.S. Chamber of Commerce. On July 3, 2024, the U.S. District Court for the Northern District of Texas, where one of the challenges was filed, issued an order preliminarily enjoining the FTC from enforcing the rule against the plaintiffs in the case until the court decided whether the FTC violated the APA by exceeding its statutory authority. On August 20, 2024, the U.S. District Court for the Northern District of Texas granted summary judgment in favor of the plaintiffs who had sued to prevent the FTC from enforcing the rule. The ruling, which blocks the FTC’s final rule from going into effect, found that the FTC “lack[ed] statutory authority to promulgate the Non-Compete Rule” and noted that the FTC’s rule was “arbitrary and capricious” as the FTC failed to provide a reasonable explanation to justify the breadth of the rule. The FTC filed an appeal to the court’s decision on October 18, 2024.
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
Proposal to Eliminate Annual Shareholder Meetings for Exchange Listed Closed-End Funds. On June 6, 2024, the New York Stock Exchange (NYSE) filed an application with the SEC proposing amendments to Section 302 of the NYSE Listed Company Manual that would eliminate the requirements for closed-end management investment companies with shares listed for trading on the NYSE to hold an annual shareholder meeting each fiscal year. If approved by the SEC, the proposed amendments would exempt such exchange-listed closed-end funds from the requirement to hold an annual meeting. The SEC published the proposed amendments on July 9, 2024, and the public comment period on the proposed amendments closed on July 30, 2024. On October 4, 2024, the SEC issued an order instituting proceedings to determine whether to approve or disapprove the proposed rule change. The SEC has invited interested persons to submit written data, views and arguments regarding whether the proposed rule change should be approved or disapproved and interested persons may request an opportunity to make an oral presentation. Federated Hermes fully supports the proposed amendments. Exchange-listed closed end funds are more akin to registered mutual funds, which are not required to have annual meetings, than listed operating companies. The listed shares of such closed-end funds often trade on the NYSE at a discount to their NAV. This subjects them to attack by activist shareholders who buy discounted shares and then take action to force the closed-end funds to incur liquidity events (such as tender offers, reorganizations, or open-ending of the closed-end funds) to realize or arbitrage the difference between the discounted purchase prices and the closed-end funds’ NAV. This can reduce the number of such closed-end funds that are offered and have detrimental effects on the closed-end funds and their long-term shareholders, which in many cases are retirement investors.
Regulatory Developments – International
Federated Hermes’ primary regulators outside the U.S. are the United Kingdom (UK) Financial Conduct Authority (FCA), the Central Bank of Ireland, and the Luxembourg Commission de Surveillance du Secteur Financier. Federated Hermes’ is also regulated outside the U.S. by, among other regulators, the Monetary Authority of Singapore, Australian Securities and Investments Commission, Financial Services Agency of Japan and the Cayman Island Monetary Authority. Non-U.S. regulatory matters addressed in Federated Hermes’ 2023 Annual Report and First and Second Quarter 2024 Form 10-Qs included, among others: money market fund reform initiatives in the European Union (EU), UK and internationally; EU and UK sustainability disclosure requirements; EU regulatory developments such as the EU Retail Investment Package and review of the EU Undertakings for the Collective Investment in Transferable Securities (UCITS) Eligible Assets Directive and the Digital Operational Resilience Act (DORA); as well as UK regulatory developments including the UK Overseas Funds Regime (OFR), the re-introduction of the possibility of bundling investment research costs and sustainability requirements for asset

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
managers and corporations. Key regulatory developments outside the U.S. since June 30, 2024, that could significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following:
EU UCITS and EU AIFMs – Consultation on liquidity management tools. Federated Hermes’ 2023 Annual Report describes changes to the EU Alternative Investment Fund Managers Directive (EU AIFMD) and UCITS Directive (EU UCITS) following a review of those directives. Those changes have been finalized, and include provisions regarding liquidity risk management. Consequential to those changes, on July 8, 2024, the European Securities and Markets Authority (ESMA) published two consultation papers regarding liquidity management tools (LMTs) for EU UCITS and EU alternative investment fund managers (AIFM) of open-ended alternative investment funds. One of the consultation papers relates to the development of regulatory technical standards to determine the characteristics of LMTs available to AIFMs and UCITS management companies. The second consultation paper concerns the development of guidelines that are intended to establish common standards in relation to the selection, activation and calibration of LMTs. The consultation periods for the two consultations ended on October 8, 2024.
EU and UK sustainability requirements for asset managers and investment products. Federated Hermes’ 2023 Annual Report describes regulatory developments relating to sustainability disclosure requirements in the EU and UK applicable to asset managers and their products. In relation to the UK’s Sustainability Disclosure Requirements (SDR) and labelling regime, the FCA announced on September 9, 2024, that it is offering limited temporary measures until April 2, 2025, for firms to comply with the ‘naming and marketing rules’ under the SDR, which will apply in certain exceptional circumstances. In addition, there has been a delay in the publication of the UK Government’s consultation on extending SDR and labelling for funds able to be marketed in the UK under the OFR, which was originally intended to be published during the third quarter of 2024. In the EU, ESMA published its finalized guidelines regarding the use of ESG-related terms in fund names, which apply to UCITS management companies and AIFMs. The guidelines seek to ensure that investors are protected against unsubstantiated or exaggerated sustainability claims in fund names by setting out clear and measurable criteria to be met for funds using ESG or sustainability-related terms in their names. The guidelines will take effect on November 21, 2024 for new funds, and on May 21, 2025 for existing funds.
EU and UK sustainability reporting requirements for corporations. Federated Hermes’ 2023 Annual Report described developments relating to sustainability disclosure requirements in the EU and UK applicable to corporations. These include: in the EU, the EU Corporate Sustainability Reporting Directive (CSRD) and Corporate Sustainability Due Diligence Directive; and in the UK a proposal to put in place UK sustainability reporting standards for UK corporations based on the Sustainability Disclosure Standards within the International Financial Reporting Standards issued by the International Sustainability Standards Board. In relation to CSRD, on August 7, 2024, the European Commission published frequently asked questions primarily regarding the interpretation of certain legal provisions in the CSRD. The CSRD expands the scope of companies that are required to disclose sustainability information, and increases the extent and level of detail required to be disclosed regarding sustainability matters.
UK proposed re-introduction of bundling for investment research received by asset managers. On July 26, 2024, the FCA published its final rules and policy statement (PS24/9) regarding the “new” payment optionality for asset managers to pay for the investment research they receive. Effective August 1, 2024, asset managers in the UK will have the option of bundling payments for third party research together with execution services. This is in addition to the options of paying for research out of the asset manager’s own resources, or from a dedicated research payment account established by the manager. The ability to bundle investment research costs is subject to certain guardrails, including requiring that firms: (1) adopt a formal policy on the use of bundled payments for research; (2) establish a budget for the amount of third-party research to be purchased; (3) undertake ongoing assessments of the value and price of the research received; (4) determine an approach to the allocation of costs across the firm’s clients and a structure for the allocation of payments across research providers; (5) put in place operational procedures for the administration of accounts to purchase research; and (6) disclose to clients the firm's approach to bundled payments and the costs incurred.
UK Overseas Funds Regime. Federated Hermes’ 2023 Annual Report described developments relating to the UK’s OFR, which sets the framework for marketing overseas investment funds to UK retail investors, as well as the marketing of overseas money market funds in the UK (whether to retail or non-retail investors). The OFR will replace the existing temporary marketing permissions regime (TMPR). EU UCITS (excluding money market funds) have been deemed equivalent for the purposes of the OFR, and therefore may avail of this once the OFR becomes available. On July 17, 2024, the FCA published its final rules and policy statement (PS24/17) regarding the implementation of the OFR. Following finalization of those rules, on September 30, 2024, the FCA opened its ‘OFR gateway’ to EU UCITS not in the TMPR to allow them to apply for OFR recognition. Starting July 1, 2025, Federated Hermes can apply for recognition under OFR.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Digital Operational Resilience Act. The EU DORA will become effective on January 17, 2025. The DORA creates a framework for the management of information and communications technology risks by financial services firms in the EU. DORA is supplemented by various detailed measures. On July 17, 2024, the European Supervisory Authorities (ESAs) published four final regulatory technical standards and one set of implementing technical standards on the notification and reporting process for major information and communication technology (ICT) incidents involving critical third-party providers and significant cyber threats. The ESAs also published two DORA guidelines which relate to: (1) the estimation of aggregated annual costs and losses caused by major ICT-related incidents, and (2) the oversight, cooperation and information exchange between ESAs and the competent authorities.
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
As of September 30, 2024, given the regulatory environment, and the possibility of future additional regulatory developments, requirements and oversight, Federated Hermes is unable to fully assess the impact of regulatory developments and requirements, and Federated Hermes' efforts related thereto, on its Financial Condition. Regulatory developments and requirements in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have further material and adverse effects on Federated Hermes' Financial Condition.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Asset Highlights
Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2024	2023
By Asset Class
Equity	$83,609	$77,315	8%
Fixed-Income	100,171	89,765	12
Alternative / Private Markets	20,683	20,337	2
Multi-Asset	2,958	2,728	8
Total Long-Term Assets	207,421	190,145	9
Money Market	593,030	525,085	13
Total Managed Assets	$800,451	$715,230	12%

By Product/Strategy Type
Funds:
Equity	$45,391	$40,801	11%
Fixed-Income	46,027	42,569	8
Alternative / Private Markets	12,558	12,409	1
Multi-Asset	2,823	2,599	9
Total Long-Term Assets	106,799	98,378	9
Money Market	440,397	384,896	14
Total Fund Assets	547,196	483,274	13
Separate Accounts:
Equity	38,218	36,514	5
Fixed-Income	54,144	47,196	15
Alternative / Private Markets	8,125	7,928	2
Multi-Asset	135	129	5
Total Long-Term Assets	100,622	91,767	10
Money Market	152,633	140,189	9
Total Separate Account Assets	253,255	231,956	9
Total Managed Assets	$800,451	$715,230	12%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(in millions)	2024	2023		2024	2023
By Asset Class
Equity	$80,220	$82,203	(2)%	$79,108	$83,128	(5)%
Fixed-Income	97,563	88,677	10	96,280	88,130	9
Alternative / Private Markets	20,455	21,413	(4)	20,415	21,254	(4)
Multi-Asset	2,910	2,861	2	2,891	2,934	(1)
Total Long-Term Assets	201,148	195,154	3	198,694	195,446	2
Money Market	592,304	516,046	15	584,482	503,182	16
Total Average Managed Assets	$793,452	$711,200	12%	$783,176	$698,628	12%

By Product/Strategy Type
Funds:
Equity	$43,632	$43,687	0%	$42,754	$44,320	(4)%
Fixed-Income	44,977	43,437	4	44,248	43,741	1
Alternative / Private Markets	12,451	13,184	(6)	12,386	13,143	(6)
Multi-Asset	2,775	2,724	2	2,751	2,794	(2)
Total Long-Term Assets	103,835	103,032	1	102,139	103,998	(2)
Money Market	436,418	373,088	17	423,773	356,351	19
Total Average Fund Assets	540,253	476,120	13	525,912	460,349	14
Separate Accounts:
Equity	36,588	38,516	(5)	36,354	38,808	(6)
Fixed-Income	52,586	45,240	16	52,032	44,389	17
Alternative / Private Markets	8,004	8,229	(3)	8,029	8,111	(1)
Multi-Asset	135	137	(1)	140	140	0
Total Long-Term Assets	97,313	92,122	6	96,555	91,448	6
Money Market	155,886	142,958	9	160,709	146,831	9
Total Average Separate Account Assets	253,199	235,080	8	257,264	238,279	8
Total Average Managed Assets	$793,452	$711,200	12%	$783,176	$698,628	12%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Equity Funds
Beginning Assets	$42,404	$44,383	$42,513	$43,342
Sales	2,261	1,733	7,093	7,059
Redemptions	(2,874)	(3,254)	(10,537)	(9,798)
Net Sales (Redemptions)	(613)	(1,521)	(3,444)	(2,739)
Net Exchanges	(4)	3	10	85
Impact of Foreign Exchange[1]	397	(285)	151	(69)
Market Gains and (Losses)[2]	3,207	(1,779)	6,161	182
Ending Assets	$45,391	$40,801	$45,391	$40,801

Equity Separate Accounts
Beginning Assets	$35,447	$38,609	$36,778	$38,181
Sales[3]	1,346	2,164	4,240	7,338
Redemptions[3]	(2,172)	(3,050)	(8,931)	(6,939)
Net Sales (Redemptions)[3]	(826)	(886)	(4,691)	399
Net Exchanges	0	15	0	41
Impact of Foreign Exchange[1]	328	(247)	19	(284)
Market Gains and (Losses)[2]	3,269	(977)	6,112	(1,823)
Ending Assets	$38,218	$36,514	$38,218	$36,514

Total Equity
Beginning Assets	$77,851	$82,992	$79,291	$81,523
Sales[3]	3,607	3,897	11,333	14,397
Redemptions[3]	(5,046)	(6,304)	(19,468)	(16,737)
Net Sales (Redemptions)[3]	(1,439)	(2,407)	(8,135)	(2,340)
Net Exchanges	(4)	18	10	126
Impact of Foreign Exchange[1]	725	(532)	170	(353)
Market Gains and (Losses)[2]	6,476	(2,756)	12,273	(1,641)
Ending Assets	$83,609	$77,315	$83,609	$77,315
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
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Fixed-Income Funds
Beginning Assets	$43,842	$43,884	$43,908	$43,180
Sales	3,876	3,110	11,251	11,201
Redemptions	(3,571)	(3,794)	(11,012)	(12,082)
Net Sales (Redemptions)	305	(684)	239	(881)
Net Exchanges	2	0	(181)	(95)
Impact of Foreign Exchange[1]	75	(63)	28	(4)
Market Gains and (Losses)[2]	1,803	(568)	2,033	369
Ending Assets	$46,027	$42,569	$46,027	$42,569

Fixed-Income Separate Accounts
Beginning Assets	$51,452	$43,541	$51,012	$43,563
Sales[3]	3,469	5,167	7,939	8,014
Redemptions[3]	(2,371)	(1,339)	(7,024)	(5,141)
Net Sales (Redemptions)[3]	1,098	3,828	915	2,873
Net Exchanges	(14)	(25)	(17)	(25)
Impact of Foreign Exchange[1]	23	(33)	(9)	(11)
Market Gains and (Losses)[2]	1,585	(115)	2,243	796
Ending Assets	$54,144	$47,196	$54,144	$47,196

Total Fixed-Income
Beginning Assets	$95,294	$87,425	$94,920	$86,743
Sales[3]	7,345	8,277	19,190	19,215
Redemptions[3]	(5,942)	(5,133)	(18,036)	(17,223)
Net Sales (Redemptions)[3]	1,403	3,144	1,154	1,992
Net Exchanges	(12)	(25)	(198)	(120)
Impact of Foreign Exchange[1]	98	(96)	19	(15)
Market Gains and (Losses)[2]	3,388	(683)	4,276	1,165
Ending Assets	$100,171	$89,765	$100,171	$89,765
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
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Alternative / Private Markets Funds
Beginning Assets	$12,258	$13,338	$12,379	$13,050
Sales	476	541	1,667	1,824
Redemptions	(699)	(856)	(2,366)	(2,154)
Net Sales (Redemptions)	(223)	(315)	(699)	(330)
Net Exchanges	12	(3)	188	17
Impact of Foreign Exchange[1]	588	(450)	456	96
Market Gains and (Losses)[2]	(77)	(161)	234	(424)
Ending Assets	$12,558	$12,409	$12,558	$12,409

Alternative / Private Markets Separate Accounts
Beginning Assets	$7,803	$8,264	$8,172	$7,752
Sales[3]	82	119	299	744
Redemptions[3]	(182)	(10)	(432)	(249)
Net Sales (Redemptions)[3]	(100)	109	(133)	495
Net Exchanges	0	0	0	(23)
Impact of Foreign Exchange[1]	429	(312)	356	49
Market Gains and (Losses)[2]	(7)	(133)	(270)	(345)
Ending Assets	$8,125	$7,928	$8,125	$7,928

Total Alternative / Private Markets
Beginning Assets	$20,061	$21,602	$20,551	$20,802
Sales[3]	558	660	1,966	2,568
Redemptions[3]	(881)	(866)	(2,798)	(2,403)
Net Sales (Redemptions)[3]	(323)	(206)	(832)	165
Net Exchanges	12	(3)	188	(6)
Impact of Foreign Exchange[1]	1,017	(762)	812	145
Market Gains and (Losses)[2]	(84)	(294)	(36)	(769)
Ending Assets	$20,683	$20,337	$20,683	$20,337
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
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Multi-Asset Funds
Beginning Assets	$2,743	$2,782	$2,730	$2,851
Sales	33	29	119	108
Redemptions	(90)	(114)	(306)	(391)
Net Sales (Redemptions)	(57)	(85)	(187)	(283)
Net Exchanges	4	0	5	3
Market Gains and (Losses)[1]	133	(98)	275	28
Ending Assets	$2,823	$2,599	$2,823	$2,599

Multi-Asset Separate Accounts
Beginning Assets	$133	$140	$137	$138
Sales[2]	5	1	5	2
Redemptions[2]	(4)	(5)	(13)	(15)
Net Sales (Redemptions)[2]	1	(4)	(8)	(13)
Market Gains and (Losses)[1]	1	(7)	6	4
Ending Assets	$135	$129	$135	$129

Total Multi-Asset
Beginning Assets	$2,876	$2,922	$2,867	$2,989
Sales[2]	38	30	124	110
Redemptions[2]	(94)	(119)	(319)	(406)
Net Sales (Redemptions)[2]	(56)	(89)	(195)	(296)
Net Exchanges	4	0	5	3
Market Gains and (Losses)[1]	134	(105)	281	32
Ending Assets	$2,958	$2,728	$2,958	$2,728
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
Changes in Total Long-Term Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Total Long-Term Fund Assets
Beginning Assets	$101,247	$104,387	$101,530	$102,423
Sales	6,646	5,413	20,130	20,192
Redemptions	(7,234)	(8,018)	(24,221)	(24,425)
Net Sales (Redemptions)	(588)	(2,605)	(4,091)	(4,233)
Net Exchanges	14	0	22	10
Impact of Foreign Exchange[1]	1,060	(798)	635	23
Market Gains and (Losses)[2]	5,066	(2,606)	8,703	155
Ending Assets	$106,799	$98,378	$106,799	$98,378

Total Long-Term Separate Accounts Assets
Beginning Assets	$94,835	$90,554	$96,099	$89,634
Sales[3]	4,902	7,451	12,483	16,098
Redemptions[3]	(4,729)	(4,404)	(16,400)	(12,344)
Net Sales (Redemptions)[3]	173	3,047	(3,917)	3,754
Net Exchanges	(14)	(10)	(17)	(7)
Impact of Foreign Exchange[1]	780	(592)	366	(246)
Market Gains and (Losses)[2]	4,848	(1,232)	8,091	(1,368)
Ending Assets	$100,622	$91,767	$100,622	$91,767

Total Long-Term Assets
Beginning Assets	$196,082	$194,941	$197,629	$192,057
Sales[3]	11,548	12,864	32,613	36,290
Redemptions[3]	(11,963)	(12,422)	(40,621)	(36,769)
Net Sales (Redemptions)[3]	(415)	442	(8,008)	(479)
Net Exchanges	0	(10)	5	3
Impact of Foreign Exchange[1]	1,840	(1,390)	1,001	(223)
Market Gains and (Losses)[2]	9,914	(3,838)	16,794	(1,213)
Ending Assets	$207,421	$190,145	$207,421	$190,145
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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Nine Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
By Asset Class
Money Market	75%	72%	51%	46%
Equity	10%	12%	29%	30%
Fixed-Income	12%	12%	12%	12%
Alternative / Private Markets	3%	3%	6%	10%
Multi-Asset	0%	1%	1%	1%
Other	—	—	1%	1%
By Product/Strategy Type
Funds:
Money Market	54%	51%	48%	43%
Equity	5%	6%	22%	23%
Fixed-Income	6%	6%	9%	9%
Alternative / Private Markets	2%	2%	4%	8%
Multi-Asset	0%	1%	1%	1%
Separate Accounts:
Money Market	21%	21%	3%	3%
Equity	5%	6%	7%	7%
Fixed-Income	6%	6%	3%	3%
Alternative / Private Markets	1%	1%	2%	2%
Other	—	—	1%	1%
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
Total average managed assets increased 12% for both the three and nine months ended September 30, 2024 as compared to the same periods in 2023. As of September 30, 2024, total managed assets increased 12% from September 30, 2023. Average money market assets increased 15% and 16% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. Period-end money market assets increased 13% at September 30, 2024, as compared to September 30, 2023. Money market funds across the industry continued to experience inflows, including $150 billion in the final two weeks of the quarter after the Federal Reserve cut rates by 50 basis points to a range of 4.75%-5.00% in mid-September. Money market funds have historically offered a yield advantage in a falling-rate environment, when compared to some securities in the direct market, especially overnight securities and those with floating rates, which trace the Federal Reserve moves immediately. Average equity assets decreased 2% and 5% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. Period-end equity assets increased 8% at September 30, 2024, as compared to September 30, 2023, primarily due to market appreciation, partially offset by net redemptions. Stocks continued in an upward trajectory in the third quarter 2024 with the S&P 500 gaining 5.5% and bringing the index’s year-to-date gains to more than 20% through September 2024. Average fixed-income assets increased 10% and 9% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. Period-end fixed-income assets increased 12% at September 30, 2024, as compared to September 30, 2023, primarily due to market appreciation and net sales. Yields on the 10 Year Treasury note fell from 4.48% at the start of the quarter to 3.75% at the end of the third quarter 2024. The falling

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
yields brought some price appreciation. Average alternative/private markets assets decreased 4% for both the three and nine months ended September 30, 2024 as compared to the same periods in 2023. Period-end alternative/private markets assets increased 2% at September 30, 2024, as compared to September 30, 2023, primarily due to fluctuations in the foreign exchange rate, partially offset by net redemptions and market depreciation.
Results of Operations
Revenue. Revenue increased $5.8 million for the three-month period ended September 30, 2024, as compared to the same period in 2023, primarily due to an increase in money market revenue of $26.3 million due to an increase in average money market assets. This increase was partially offset by a decrease in carried interest of $10.7 million (partially offset in Compensation and Related expense) and a decrease of $4.5 million in equity revenue due to lower average assets.
Revenue decreased $10.7 million for the nine-month period ended September 30, 2024, as compared to the same period in 2023, primarily due to a decrease in carried interest of $47.0 million (partially offset in Compensation and Related expense) and a decrease of $20.3 million in equity revenue due to lower average assets. These decreases were partially offset by an increase in money market revenue of $60.3 million due to an increase in average money market assets.
For the nine-month periods ended September 30, 2024 and 2023, Federated Hermes’ ratio of revenue to average managed assets was 0.20% and 0.23%, respectively. The decrease in the rate was primarily due to a decrease in carried interest and a decrease in revenue from lower average equity assets during the first nine months of 2024 compared to the same period in 2023.
Operating Expenses. Total Operating Expenses for the three-month period ended September 30, 2024 decreased $4.5 million, as compared to the same period in 2023. Other expense decreased $13.2 million primarily due to fluctuations in foreign currency exchange rates ($9.1 million) and costs associated with a fund restructuring in 2023 ($2.8 million). This decrease was partially offset by an increase of $6.0 million in Distribution expense due primarily to higher money market fund assets.
Total Operating Expenses for the nine-month period ended September 30, 2024 increased $23.3 million, as compared to the same period in 2023. Intangible Asset Related expense increased $65.9 million primarily due to an impairment of a foreign intangible asset (see Note (10) to the Consolidated Financial Statements for additional information). Systems and Communications expense increased $5.4 million due to planned technology-driven initiatives. Professional Service Fees increased $5.2 million due primarily to technology initiatives. These increases were partially offset by (1) a decrease of $32.6 million in Compensation and Related expense primarily due to carried interest paid as compensation and (2) a decrease of $22.6 million in Other expense primarily due to the costs associated with a fund restructuring in 2023 ($10.9 million) and fluctuations in foreign currency exchange rates ($8.4 million).
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net increased $11.3 million for the three-month period ended September 30, 2024, as compared to the same period in 2023 primarily due to a $11.4 million increase in Gain (Loss) on Securities, net due to an increase in the market value of investments in the third quarter 2024 compared to a decrease in the market value of investments in the same period of 2023.
Nonoperating Income (Expenses), net increased $9.2 million for the nine-month period ended September 30, 2024, as compared to the same period in 2023. The increase is primarily due to (1) a $6.7 million increase in Gain (Loss) on Securities, net from a larger increase in the market value of investments in the first nine months of 2024 as compared to the increase in the market value of investments during the same period in 2023 and (2) a $2.6 million increase in Investment Income, net primarily due to an increase in investment yields in 2024 as compared to the investment yields during the same period in 2023.
Income Taxes. The income tax provision was $32.3 million for the three-month period ended September 30, 2024, as compared to $26.7 million for the same period in 2023. The increase in the income tax provision was primarily due to an increase in U.S. income tax resulting from increased U.S. income. The effective tax rate was 26.3% for the three-month period ended September 30, 2024, as compared to 26.5% for the same period in 2023.
The income tax provision was $84.7 million for the nine-month period ended September 30, 2024, as compared to $75.3 million for the same period in 2023. The increase in the income tax provision was primarily due to an increase in U.S. income tax resulting from increased U.S. income. The effective tax rate was 31.5% for the nine-month period ended September 30, 2024, as compared to 25.6% for the same period in 2023. The increase in the effective tax rate was primarily the result of a valuation allowance on foreign deferred tax assets and the impairment of a foreign indefinite-lived intangible asset.
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
Net Income Attributable to Federated Hermes, Inc. Net income increased $12.5 million for the three-month period ended September 30, 2024, as compared to the same period in 2023, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended September 30, 2024 increased $0.20, as compared to the same period in 2023, primarily due to increased net income ($0.15) and by a decrease in shares outstanding resulting from share repurchases ($0.05).
Net income decreased $33.2 million for the nine-month period ended September 30, 2024, as compared to the same period in 2023, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the nine-month period ended September 30, 2024 decreased $0.24, as compared to the same period in 2023, primarily due to decreased net income ($0.39), partially offset by a decrease in shares outstanding resulting from share repurchases ($0.15).
Liquidity and Capital Resources
Liquid Assets. At September 30, 2024, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $631.1 million, as compared to $656.4 million at December 31, 2023. The change in liquid assets is discussed below.
At September 30, 2024, Federated Hermes’ liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries, China and certain other countries subject to economic sanctions. Federated Hermes’ experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $332.5 million in AUM) that meet the requirements of Rule 2a-7 under the 1940 Act (Rule 2a-7) or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes’ credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $219.9 million for the nine months ended September 30, 2024, as compared to $182.2 million for the same period in 2023. The increase in cash provided was primarily due to (1) a $17.9 million payment made in 2023 representing a settlement with affected shareholders related to an administrative error (see Note (17) to the Consolidated Financial Statements for additional information) and (2) a decrease of $14.0 million in cash paid for the net purchases of trading securities for the nine months ended September 30, 2024 as compared to the same period in 2023. These increases were partially offset by an increase of cash paid for taxes of $13.9 million.
Cash Provided by Investing Activities. During the nine-month period ended September 30, 2024, net cash provided by investing activities was $22.9 million, which primarily represented $75.5 million in cash received from redemptions of Investments—Affiliates and Other, partially offset by $45.1 million paid for purchases of Investments—Affiliates and Other.
Cash Used by Financing Activities. During the nine-month period ended September 30, 2024, net cash used by financing activities was $260.1 million due primarily to $159.6 million or $1.90 per share of dividends paid to holders of Federated Hermes common shares and $114.2 million of treasury stock purchases.
Long-Term Debt. On March 17, 2022, pursuant to the Note Purchase Agreement, Federated Hermes issued unsecured senior Notes in the aggregate amount of $350 million at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. The entire principal amount of the $350 million Notes will become due March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of September 30, 2024, the outstanding balance of the $350 million Notes, net of unamortized issuance costs in the amount of $2.0 million, was $348.0 million and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were, or will be, used to supplement cash flow from operations, to fund share repurchases and

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
potential acquisitions, to pay down debt outstanding under the Credit Agreement and for other general corporate purposes. See Note (11) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
As of September 30, 2024, Federated Hermes’ Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. Borrowings under the Credit Agreement may be used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of September 30, 2024, Federated Hermes has $350 million available to borrow under the Credit Agreement and an additional $200 million available via its optional accordion feature. See Note (11) to the Consolidated Financial Statements for additional information.
Both the Note Purchase Agreement and Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the nine months ended September 30, 2024. An interest coverage ratio of at least 4 to 1 is required and, as of September 30, 2024, Federated Hermes’ interest coverage ratio was 40 to 1. A leverage ratio of no more than 3 to 1 is required and, as of September 30, 2024, Federated Hermes’ leverage ratio was 0.72 to 1.
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
Future Cash Needs. Management expects that principal uses of cash will include funding business acquisitions and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, paying debt obligations, paying taxes, repurchasing company stock, developing and seeding new offerings, modifying existing offerings and relationships, maintaining regulatory liquidity and capital requirements and funding property and equipment expenditures. In addition, Federated Hermes expects to invest approximately $295 million (including the allocation of approximately $195 million in existing technology-related overhead, primarily the compensation expense of existing employees, and an external spend of approximately $100 million) over the next three years to support a number of planned technology-driven initiatives. Any number of factors may cause Federated Hermes’ future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees could continue to increase.
On October 24, 2024, the Board declared a $0.31 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of November 8, 2024 to be paid on November 15, 2024.
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
Investments—Consolidated Investment Companies at September 30, 2024 increased $45.8 million from December 31, 2023 primarily due to consolidations of one VIE and four VREs.
Investments—Affiliates and Other at September 30, 2024 decreased $33.3 million from December 31, 2023 primarily due to net redemptions.
Accrued Compensation and Benefits at September 30, 2024 decreased $31.2 million from December 31, 2023 primarily due to the 2023 accrued annual incentive compensation being paid in the first half of 2024 ($129.4 million), partially offset by 2024 incentive compensation accruals recorded at September 30, 2024 ($97.8 million).

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Long-Term Lease Liabilities at September 30, 2024 decreased $10.2 million from December 31, 2023 primarily due to payments made on leases in 2024.
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
Due to actual results trailing projected results, driven by a combination of lower gross sales and higher redemptions for the quarter ended June 30, 2024, management concluded that an indicator of potential impairment existed as of June 30, 2024 for the indefinite-lived intangible asset related to the FHL right to manage public fund assets which totaled £124.4 million at March 31, 2024 and was acquired in connection with the 2018 FHL acquisition. Management used an income-based approach, the discounted cash flow method, in valuing the asset, which resulted in a non-cash impairment charge of £52.2 million ($66.3 million). During the quarter ended September 30, 2024, management did not identify any indicators for potential impairment of the indefinite-lived intangible asset related to the FHL right to manage public fund assets.
Any market volatility and other events related to geopolitical or other unexpected events in the future could further reduce the AUM, revenues and earnings associated with this intangible asset and could result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which could result in an impairment. For additional information on risks related to geopolitical or other unexpected events, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023.
Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2024, there were no material changes to Federated Hermes’ exposures to market risk that would require an update to the disclosures provided in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023.
Part I, Item 4. Controls and Procedures
(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes’ President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of Federated Hermes’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Federated Hermes’ disclosure controls and procedures were effective at September 30, 2024.
(b)There has been no change in Federated Hermes’ internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, Federated Hermes’ internal control over financial reporting.

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
(b) not applicable.
(c) The following table summarizes stock repurchases under Federated Hermes’ share repurchase program during the third quarter 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July[2]	89,472	$33.28	85,000	1,957,415
August[2]	539,308	32.94	535,000	1,422,415
September[2]	189,384	32.62	180,000	1,242,415
Total	818,164	$32.90	800,000	1,242,415
1    In October 2023, the Board authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of September 30, 2024. See Note (13) to the Consolidated Financial Statements for additional information on this program. See Note (19) to the Consolidated Financial Statements for information regarding a new share repurchase program approved on October 24, 2024.
2    In July, August and September 2024, 4,472, 4,308 and 9,384 shares, respectively, of Class B common stock with weighted-average prices of $2.82, $0.00 and $0.64, respectively, per share were repurchased as employees forfeited restricted stock.
Part II, Item 5. Other Information
Insider Trading Arrangements
While certain officers have elected in advance to satisfy tax obligations arising from the vesting of awards of periodic and bonus restricted Federated Hermes Class B Common Stock through the sale of sufficient shares of such stock necessary to satisfy such tax obligations in the open-market, no director or officer adopted, modified or terminated a Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading arrangement during the fiscal quarter ended September 30, 2024.
Changes to Board of Directors
Due to the passing of independent director Mr. Michael J. Farrell on August 16, 2024, on October 24, 2024, the Board approved: (1) a reduction in the size of the Board from seven to six members; (2) the appointment of Mr. Joseph C. Bartolacci as Chairperson of the Board's Compensation Committee, effective August 17, 2024; (3) the appointment of Ms. Karen L. Hanlon as Chairperson of the Board's Audit Committee, effective October 25, 2024; (4) the designation of Ms. Marie Milie Jones as Lead Independent Director, effective August 17, 2024; and (5) the removal of Mr. Farrell as a director subject to Section 16 of the Securities Exchange Act of 1934.

Part II, Item 6. Exhibits
The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:
Exhibit 31.1     Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
Exhibit 31.2     Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
Exhibit 32     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
Exhibit 101.INS     Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH     Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL     Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF     Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB     Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE     Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104     Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federated Hermes, Inc.
(Registrant)

Date	October 25, 2024	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	October 25, 2024	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer