Form 10-K
period 2024-12-31
FEDERATED HERMES, INC.
filed 2025-02-28
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒
The aggregate market value of the Class B common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $2.6 billion, based on the New York Stock Exchange closing price. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are affiliates within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B common stock outstanding on February 21, 2025, was 9,000 and 81,302,971, respectively.

Documents incorporated by reference:
Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2025 Information Statement.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-K constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors that can cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “forecast,” “project,” “predict,” “trend,” “approximate,” “potential,” “opportunity,” “believe,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “projection,” “plan,” “assume,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “can,” “may,” and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management’s assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: asset flows, levels, values and mix, and their impact; the possibility and potential impact of impairments; business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; fee rates and recognition; sources, levels and recognition of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates, or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements, or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances, and the degree to which Fee Waivers can be implemented; the integration of environmental, social and governance factors; the impact of market volatility, liquidity and other market conditions; whether performance fees or carried interest will be earned or clawed-back; possible availability of insurance and probability of insurance reimbursements or recoveries in connection with indemnification obligations or other claims; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the impact of acquisitions on Federated Hermes’ growth; the timing and amount of acquisition-related payment obligations; payment obligations pursuant to employment or incentive arrangements; vesting rights and requirements; business and market expansion opportunities, including acceleration of global growth; interest and principal payments or expenses; taxes, tax rates, tax elections, and the impact of tax law changes; tax treatment of dividends from non-U.S. subsidiaries; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity, including the amount and timing of expected future capital expenditures; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes’ offering, and market performance and Federated Hermes’ performance indicators; investor preferences; offering demand, distribution and development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; the outcome and impact of legal proceedings; regulatory matters and potential deregulation, including the pace, level, focus, scope, timing, impact, effects and other consequences of regulatory matters; dedication of resources; accounting-related assessments, judgments and determinations; compliance, and related legal, compliance and other professional services expenses; interest rate, concentration, market, currency and other risks; impact or potential impact of risks on Federated Hermes’ financial condition; and various other items set forth under Item 1A – Risk Factors. Any forward-looking statement is inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond Federated Hermes’ control. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes’ business and results, including by changing Federated Hermes’ asset flows, levels and mix, and business mix, which can cause a decline in revenues and net income, result in impairments, and change the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements or consideration of certain performance measures. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes’ success in developing, structuring and distributing its offerings, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediary customers who sell Federated Hermes’ offerings to other customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes’ risks and uncertainties also include liquidity and credit risks in Federated Hermes’ money market funds and revenue risk, which will be affected by yield levels in money market fund offerings, Fee Waivers, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such offerings. Many of these factors could be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance, or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that can impact the forward-looking statements, see Item 1A – Risk Factors.

Part I
ITEM 1 – BUSINESS
General
Federated Hermes, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, Federated Hermes) is a global leader in active investing with $829.6 billion in assets under management (AUM or managed assets) at December 31, 2024. Federated Hermes has been in the investment management business since 1955 and is one of the largest investment managers in the United States (U.S.). Federated Hermes also provides stewardship services to customers seeking a range of solutions for engagement, as well as real estate development services. In seeking to enhance long-term risk-adjusted investment performance, and create long-term financial value/wealth, for its customers and clients (collectively, including intermediaries, customers) consistent with its fiduciary duties and customer objectives, Federated Hermes has taken steps to integrate the proprietary insights from fundamental investment analysis, including governance, environmental and social factors and engagement interactions, into many of the products and strategies it manages.
Federated Hermes operates in one operating segment, the investment management business. Federated Hermes sponsors, markets and provides investment-related services and strategies (collectively, as applicable, strategies) to various investment products, including sponsored investment companies and other funds (Federated Hermes Funds) and Separate Accounts (which include separately managed accounts (SMAs), institutional accounts, sub-advised funds and other managed products) in both domestic and international markets (such products, strategies and other services being, collectively and as applicable, offerings). In addition, Federated Hermes markets and provides stewardship and real estate development services to various domestic and international customers. Federated Hermes’ principal source of revenue is investment advisory fees earned by various domestic and foreign subsidiaries pursuant to investment advisory contracts and based primarily upon the AUM of its investment offerings. Domestic advisory subsidiaries are registered as investment advisors under the Investment Advisers Act of 1940 (Advisers Act), while foreign advisory subsidiaries are registered in the U.S. and/or with foreign regulators.
Federated Hermes provides investment advisory services to 176 Federated Hermes Funds as of December 31, 2024. Federated Hermes markets these funds to institutions, banks, broker/dealers, financial intermediaries and other customers who use them to meet the needs of their customers, including, among others, retail investors, corporations and retirement plans. The Federated Hermes Funds are domiciled in the U.S., as well as Ireland, the United Kingdom (UK), Luxembourg, Guernsey, Jersey and the Cayman Islands. Most of Federated Hermes’ U.S.-domiciled funds are registered under the Investment Company Act of 1940 (1940 Act) and under other applicable federal laws. Each U.S.-domiciled registered fund enters into an advisory agreement that is subject to annual approval by the fund’s board of directors or trustees, a majority of whom are not interested persons, as defined under the 1940 Act, of either the funds or Federated Hermes. In general, material amendments to such advisory agreements must be approved by a fund’s shareholders. These advisory agreements are generally terminable upon 60 days’ notice to the investment advisor. See Item 1A – Risk Factors – Specific Risk Factors – Potential Adverse Effects of Termination or Failure to Renew Advisory Agreements for additional information on Federated Hermes’ advisory agreements.
Of the 176 Federated Hermes Funds, Federated Hermes’ investment advisory subsidiaries managed as of December 31, 2024, 22 money market funds with $461.7 billion in AUM, 45 equity funds with $43.8 billion in AUM, 54 fixed-income funds with $45.6 billion in AUM, 50 alternative/private markets funds with $11.5 billion in AUM and five multi-asset funds with $2.8 billion in AUM.
As of December 31, 2024, Federated Hermes provided investment strategies to $264.3 billion in Separate Account assets. These Separate Accounts represent assets of government entities, high-net-worth individuals, pension and other employee benefit plans, corporations, trusts, foundations, endowments, sub-advised funds and other accounts or offerings owned or sponsored by third parties. Fees for Separate Accounts are typically based on AUM pursuant to investment advisory agreements that are generally terminable upon notice to the investment advisor (or, in certain cases, after a 30-day, 60-day or similar notice period).
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
Assets Under Management
Total managed assets represents the total of AUM, which is composed of Federated Hermes Funds and Separate Accounts and represent the balance of AUM at a point in time. Total managed assets for the past two years were as follows:

	As of December 31,		2024 vs. 2023
dollars in millions	2024	2023
Equity	$79,423	$79,291	0%
Fixed-Income	98,059	94,920	3
Alternative / Private Markets	18,864	20,551	(8)
Multi-Asset	2,883	2,867	1
Total Long-Term Assets	199,229	197,629	1
Money Market	630,349	559,993	13
Total Managed Assets	$829,578	$757,622	9%
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

	Year Ended December 31,			2024 vs. 2023	2023 vs. 2022
dollars in millions	2024	2023	2022
Equity	$79,893	$81,348	$84,793	(2)%	(4)%
Fixed-Income	96,773	89,079	89,776	9	(1)
Alternative / Private Markets	20,250	21,096	21,799	(4)	(3)
Multi-Asset	2,902	2,887	3,273	1	(12)
Total Long-Term Assets	199,818	194,410	199,641	3	(3)
Money Market	588,653	511,568	432,992	15	18
Total Average Managed Assets	$788,471	$705,978	$632,633	12%	12%
Changes in Federated Hermes’ average asset mix year-over-year across both asset classes and offering types have a direct impact on Federated Hermes’ operating income. Asset mix impacts Federated Hermes’ total revenue due to the difference in the fee rates earned on each asset class and offering type per invested dollar. Generally, advisory fees charged for services provided to multi-asset and equity offerings are higher than advisory fees charged to alternative/private markets and fixed-income offerings, which in turn are higher than advisory fees charged to money market offerings. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size or structure of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in equity, money market and multi-asset funds than the revenue earned from managed assets in fixed-income and alternative/private markets funds.
Revenue
Federated Hermes’ revenue from investment advisory, administrative and other service fees over the last three years were as follows:

	Year Ended December 31,			2024 vs. 2023	2023 vs. 2022
dollars in thousands	2024	2023	2022
Investment Advisory Fees, net	$1,097,866	$1,115,783	$1,011,631	(2)%	10%
Administrative Service Fees, net	387,531	343,332	294,557	13	17
Other Service Fees, net	146,696	150,459	139,626	(3)	8
Total Revenue	$1,632,093	$1,609,574	$1,445,814	1%	11%

Investment Offerings
Federated Hermes offers a wide range of investment offerings, including money market, equity, fixed-income, alternative/private markets and multi-asset offerings. Federated Hermes’ offerings include products and strategies expected to be in demand under a variety of economic and market conditions. Federated Hermes has structured its investment process to meet the requirements of fiduciaries and others who use Federated Hermes’ offerings to meet the needs of their customers. Fiduciaries typically have stringent demands regarding portfolio composition, risk and investment performance.
Federated Hermes, which began selling money market fund offerings to institutions in 1974, is one of the largest U.S. managers of money market assets, with $630.3 billion in AUM at December 31, 2024. Federated Hermes has developed expertise in managing cash for institutions, which typically have strict requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated Hermes also manages retail money market offerings that are typically distributed through broker/dealers and other financial intermediary customers. At December 31, 2024, Federated Hermes managed money market assets across a wide range of categories: government ($394.3 billion); prime ($219.5 billion); and municipal (or tax-exempt) ($16.5 billion).
Federated Hermes’ equity managed assets totaled $79.4 billion at December 31, 2024 and are managed across a wide range of categories including: value and income ($32.3 billion); international/global ($22.7 billion); growth ($16.4 billion); and blended ($8.0 billion).
Federated Hermes’ fixed-income managed assets totaled $98.1 billion at December 31, 2024 and are managed across a wide range of categories including: multisector ($65.8 billion); high-yield ($13.6 billion); municipal (or tax-exempt) ($6.8 billion); U.S. corporate ($6.1 billion); U.S. government ($4.0 billion); international/global ($1.2 billion); and mortgage-backed ($0.6 billion).
Federated Hermes’ alternative/private markets and multi-asset managed assets totaled $21.7 billion at December 31, 2024 and are managed across a wide range of categories including: real estate ($6.9 billion); private equity ($4.7 billion); private credit ($3.4 billion); multi-asset ($2.9 billion); infrastructure ($2.8 billion) and other alternatives ($1.0 billion).
Investment offerings are generally managed by a team of portfolio managers supported by fundamental and quantitative research analysts. Federated Hermes’ proprietary, independent investment research process is centered on the integration of several qualitative and quantitative disciplines including: fundamental research and credit analysis; integration of proprietary insights from fundamental investment analysis, including governance, environmental and social factors and engagement interactions (for many of Federated Hermes' offerings); quantitative research models; style-consistent and disciplined portfolio construction and management; performance attribution; and trading.
See Note (4) to the Consolidated Financial Statements for information on revenue concentration risk.
Distribution Channels and Product Markets
Federated Hermes’ distribution strategy is to provide investment offerings to more than 10,000 institutions, financial intermediaries and other customers, including, among others, banks, broker/dealers, registered investment advisors, government entities, corporations, insurance companies, foundations and endowments. Federated Hermes uses its trained sales force of nearly 250 representatives and managers, backed by an experienced support staff, to make available and distribute its offerings, add new customer relationships and strengthen and expand existing relationships.
Federated Hermes’ offerings are made available and distributed in three markets. These markets, and the relative percentage of managed assets at December 31, 2024 attributable to such markets, are as follows: U.S. financial intermediary (67%); U.S. institutional (26%); and international (7%).
U.S. Financial Intermediary Federated Hermes makes available and distributes its offerings in this market through a large, diversified group of over 6,400 national, regional and independent financial intermediary customers, including broker/dealers, banks and registered investment advisors. Financial intermediaries use Federated Hermes’ offerings to meet the needs of their customers, who are often retail investors. Federated Hermes offers a full range of offerings to these customers, including Federated Hermes Funds and Separate Accounts (including private funds). As of December 31, 2024, managed assets in the U.S. financial intermediary market included $446.9 billion in money market assets, $56.1 billion in equity assets, $45.8 billion in fixed-income assets, $2.5 billion in multi-asset and $0.8 billion in alternative/private markets assets.
U.S. Institutional Federated Hermes makes available and distributes its offerings to a wide variety of domestic institutional customers including, among others, government entities, not-for-profit entities, corporations, corporate and public pension funds, foundations, endowments and non-Federated Hermes investment companies or other funds. As of December 31, 2024, managed assets in the U.S. institutional market included $164.0 billion in money market assets, $48.7 billion in fixed-income assets, $3.1 billion in equity assets, $1.1 billion in alternative/private markets assets and $0.4 billion in multi-asset.
International Federated Hermes manages assets from non-U.S. institutional and financial intermediary customers through subsidiaries focused on gathering assets in Europe, the Middle East, Canada, Latin America and the Asia Pacific region. As of December 31, 2024, managed assets in the international market included $20.2 billion in equity assets, $19.4 billion in money market assets, $16.9 billion in alternative/private markets assets and $3.5 billion in fixed-income assets.
Competition
As of December 31, 2024, Federated Hermes had $565.3 billion of Federated Hermes Fund AUM and $264.3 billion of Separate Account AUM. Of the Separate Account AUM, $34.2 billion related to SMAs.
The investment management business is highly competitive across all types of investment offerings, including mutual funds, exchange traded funds (ETFs), SMAs, institutional accounts, sub-advised funds and other managed offerings. Competition is particularly intense among mutual fund and ETF providers. According to the Investment Company Institute (ICI), at the end of 2024, there were over 7,000 open-end mutual funds and over 3,000 ETFs of varying sizes and investment objectives whose shares are currently being offered.
In addition to competition from other mutual fund managers, ETF providers and investment advisors, Federated Hermes competes with investment alternatives offered by insurance companies, commercial banks, broker/dealers, deposit brokers, private markets/alternative product managers and other financial institutions. Federated Hermes launched its first ETFs in December 2021 and currently has eight ETFs in its offerings as of December 31, 2024.
Competition for sales of investment offerings is influenced by various factors, including investment performance, attainment of stated objectives, yields and total returns, fees and expenses, advertising and sales promotional efforts, investor confidence and preference, relationships with intermediaries and other customers and type and quality of services.
Regulatory Matters
With Federated Hermes’ global operations, Federated Hermes, and certain of its subsidiaries and offerings (such as the Federated Hermes Funds), are registered with or licensed by, and subject to examination by, various U.S. and/or non-U.S. regulators, self-regulatory agencies or exchanges, such as, among others, the U.S. Securities and Exchange Commission (SEC), Financial Industry Regulatory Authority (FINRA), Commodity Futures Trading Commission (CFTC), Department of Labor (DOL), New York Stock Exchange (NYSE), UK Financial Conduct Authority (FCA), Central Bank of Ireland (CBI), Cayman Island Monetary Authority (CIMA), Monetary Authority of Singapore, Australian Securities and Investments Commission (ASICS) and Luxembourg Commission de Surveillance du Secteur Financier (CSSF).
Federated Hermes’ business and offerings, are subject to various U.S. and/or non-U.S. laws, regulations, rules, codes, notices, directives, guidelines, listing standards, judicial decisions, orders, circulars and/or conditions (collectively, as applicable, regulatory requirements). These include, for example: (1) federal securities laws such as the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (1934 Act), the 1940 Act, Advisers Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), and the Sarbanes-Oxley Act of 2002 (SOX) and related regulations; (2) the NYSE Listed Company Manual; (3) corporate laws regarding governance, reporting, disclosure and other requirements; (4) state or foreign laws regarding securities fraud, securities registration, reporting and escheatment of unclaimed or abandoned property; (5) various privacy, and data protection laws and regulations, such as Regulation S-P in the U.S. and the General Data Protection Regulation (GDPR) of the European Union (EU) and UK GDPR; (6) various financial crime laws, such as anti-money laundering, anti-terrorist financing, economic, trade and financial sanctions, both domestically and internationally; (7) various cross-border regulatory requirements, such as the anti-bribery and anti-corruption rules under the Foreign Corrupt Practices Act of 1977 (FCPA) and UK Bribery Act 2010; and (8) regulations or other rules promulgated by various regulatory or other authorities. The regulatory requirements applicable to Federated Hermes’ business and offerings, also include economic, trade and financial sanctions regulatory requirements, such as the sanctions programs administered by the Office of Foreign Assets Control of the U.S. Department of Treasury (USDT), as well as sanctions programs adopted and administered by non-U.S. jurisdictions where Federated Hermes’ offerings are distributed. Certain regulatory requirements, both in the U.S. and outside the U.S., are extra-territorial. Federated Hermes also must comply with complex and changing tax regimes in the jurisdictions where it operates. Federated Hermes monitors, reviews and assesses proposed new or revised regulatory requirements that are proposed from time to time (collectively, as applicable, regulatory developments). These regulatory requirements and regulatory developments continue to impact the investment management industry generally, and will continue to impact, to various degrees, Federated Hermes’ business, results of operations, financial condition, cash flows, stock price and reputation (collectively, Financial Condition). See Item 1A – Risk Factors – General Risk Factors – Regulatory and Legal Risks – Potential Adverse Effects of Changes in Laws, Regulations and Other Regulatory Requirements for additional information.
Current Regulatory Environment – Domestic
The legislative and regulatory environment in the U.S. is dynamic and subject to continual change. Federated Hermes’ primary regulator in the U.S. is the SEC. Over the past several years, the SEC received criticism for the expedited pace in which it promulgated new proposed and final regulations. With the new Presidential administration taking office on January 20, 2025, there will be a new SEC Chairperson, and a majority of SEC Commissioners will be Republican. The new Chairperson will appoint new SEC leadership as well, including a new Director of the SEC’s Division of Enforcement, a new SEC Chief of Staff and new SEC Director of Policy. While it is difficult to predict where new SEC leadership will focus their efforts, it appears likely that the SEC will resume the focus of the SEC during the previous Republican Presidential administration on areas such as deregulation, capital formation, enforcement aimed at retail investor protection and combating fraud, and cryptocurrency offerings. Given the new administration, deregulation is a possibility, and the pace of new SEC proposed and final regulations is expected to slow.
Regarding deregulation, the investment management industry is expected to request the SEC to repeal or modify certain regulatory requirements previously promulgated by the SEC and to adopt more investor- and industry-friendly regulatory requirements. For example, among other topics, Federated Hermes intends to discuss with the SEC’s Commissioners and Staff, either directly or through an industry trade group: (1) repealing the mandatory redemption fee requirement applicable to registered institutional prime and municipal (or tax-exempt) money market funds; (2) repealing the requirement under the amendments to Rule 35d-1 under the 1940 Act (Names Rule) to sell securities within 90 days to bring a registered mutual fund into compliance with its 80% investment policy (80% Policy); (3) permitting a new or existing registered fund to offer both mutual fund and exchange-traded share classes; (4) streamlining the registered fund shareholder approval process by reducing shareholder meeting quorum requirements and amending NYSE Rule 452 to allow brokers the discretion to vote shares for their clients who do not instruct them how to vote (i.e., broker non-votes) for quorum purposes when shareholder approval matters are not contested; (5) permitting registered fund boards to appoint a greater number of new independent directors to reduce the frequency of conducting expensive shareholder meetings to approve independent directors; (6) effectuating the NYSE proposal to eliminate the annual shareholder meeting requirement for exchange-traded closed-end funds; (7) permitting closed-end fund boards to rely on state-recognized anti-takeover measures, such as control share provisions; and (8) allowing electronic delivery of disclosure documents and other information to shareholders as a default delivery option. Federated Hermes also intends to continue efforts to have legislation introduced in Congress that, if enacted, would permit the use of amortized cost valuation by money market funds and override the floating net asset value (NAV) and certain other requirements imposed under prior money market fund rule amendments and related guidance that became effective in 2016 for institutional prime and municipal (or tax-exempt) money market funds.
Regarding the pace of new SEC proposals and final regulations, given the results of the Presidential election in November 2024 and the 2024 judicial decisions that overturned the Chevron Doctrine and made it easier to challenge new regulation, during the fourth quarter of 2024, the SEC did not issue any new proposed rules. The SEC did issue seven final rules that had been previously proposed on, among other topics: (1) daily computation of customer and broker-dealer requirements under the broker-dealer customer protection rule; and (2) covered clearing agency resilience and recovery and wind-down plans. The SEC’s Fall 2024 Unified Agenda of Regulatory and Declaratory Actions (SEC Fall Reg Flex Agenda), which was published on October 17, 2024, identified only 30 other rulemaking initiatives, down from 43 rulemaking initiatives included in the 2023 SEC Fall Reg Flex Agenda. The 2024 SEC Fall Reg Flex Agenda includes 13 proposed rules and 17 final rules to be issued by October 2025, many of which have appeared on prior SEC Reg Flex Agendas and been delayed. The 2024 SEC Fall Reg Flex Agenda indicates that proposed rules are scheduled to be issued on, among other topics: (1) incentive-based compensation arrangements; (2) corporate board diversity; (3) human capital management disclosure; (4) safeguarding advisory client assets; (5) fund fee disclosure and reform; (6) conflicts of interest associated with use of predictive data analytics by broker-dealers and investment advisors; and (7) exchange-traded offerings. The 2024 SEC Fall Reg Flex Agenda indicates that final regulations are scheduled to be promulgated on, among other topics: (1) enhanced disclosures by certain investment advisors and registered investment companies about governance, environmental or social investment practices; (2) cybersecurity risk management for investment advisors, registered investment companies and business development companies; (3) outsourcing by investment advisors; (4) customer identification programs for registered investment advisors and exempt reporting advisors; (5) regulation best execution; and (6) reporting of security-based swap positions. Notably, the SEC removed from the 2024 SEC Fall Reg Flex Agenda plans to adopt a final rule on open-end fund liquidity risk management programs. Federated Hermes also believes that the SEC under the new administration may eliminate plans to adopt other rules or modify certain rules to make them more industry and investor friendly, such as the rules relating to climate change disclosure, corporate board diversity and safeguarding advisory client assets.
The SEC voluntarily stayed its climate change rule on April 4, 2024, after nine cases challenging the rule’s validity were filed in federal courts across the U.S., which have been consolidated in the United States Court of Appeals for the Eighth Circuit (Eighth Circuit) and remain pending. However, given the new Republican Presidential administration and Congress, and an apparent shift in sentiment in the U.S. around governance, environmental or social stewardship practices, the SEC’s climate change disclosure rule could be further challenged by: (1) the SEC reopening the public comment period of the rule and rescinding it under the Administrative Procedures Act; (2) the Eighth Circuit vacating the rule; or (3) the Republican administration and Congress working to withhold funding to the SEC to prevent enforcement of the rule. On February 11, 2025, the acting SEC Chair requested that the Eighth Circuit pause the litigation over the SEC’s climate change rule, citing, among other things, that a majority of SEC Commissioners no longer agree with the SEC’s prior litigation filings defending the adoption of the rule and that he continues to question the SEC’s statutory authority to adopt the rule, the need for the rule, and the cost-benefit analysis supporting the rule. The Republican Congress also could pass legislation to block the effectiveness of the rule, or Congress or Republican state attorneys general could take other actions in furtherance of the apparent shift in sentiment in the U.S. around governance, environmental or social stewardship practices. For example, on November 27, 2024, eleven Republican state attorneys general filed a lawsuit against three major asset managers alleging that the asset managers, motivated by environmental issues, colluded to reduce coal production through exercising their proxy voting authority over their significant shareholders in nine coal companies in violation of U.S. antitrust law. The U.S. House of Representatives Committee on the Judiciary (House Judiciary Committee) issued on December 13, 2024 an interim report in which the House Judiciary Committee purportedly details how a group of major financial institutions and climate activists allegedly colluded to pressure U.S. companies into committing to “net zero” climate goals in violation of U.S. antitrust laws. On December 20, 2024, the House Judiciary Committee sent letters to over 60 asset managers, including Federated Hermes Limited (FHL, formerly Hermes Fund Managers Limited), Federated Hermes’ wholly owned London-based subsidiary, requesting information regarding their involvement with certain “net zero” initiatives.
On January 20, 2025, the President issued an executive order implementing a regulatory freeze pending review of existing proposed regulations. Under the executive order, all Federal executive departments and agencies are prohibited from proposing or issuing any rule in any manner, including by sending a rule to the Office of the Federal Register, until a department or agency head appointed or designated by the President reviews and approves the rule. In addition, all executive departments and agencies are instructed to immediately withdraw any rules that have been sent to the Office of the Federal Register but not published in the Federal Register, so that they can be reviewed and approved by a department or agency head appointed or designated by the President. Finally, the executive order instructs all executive departments and agencies to consider postponing for 60 days the effective date for any rules that have been published in the Federal Register, or any rules that have been issued in any manner but have not taken effect, for the purpose of reviewing any questions of fact, law, and policy that the rules may raise. During this 60-day period, where appropriate and consistent with applicable law, executive departments and agencies are instructed to consider opening a comment period to allow interested parties to provide comments about issues of fact, law, and policy, and consider further delaying such rules beyond the 60-day period. While it is unclear as to the extent to which the SEC will abide by this executive order as an independent agency that operates independently of the executive departments, industry trade groups have requested the SEC to delay the implementation of certain SEC promulgated regulatory requirements for which compliance is not yet required, such as the short sale reporting rule, the amendments to the Names Rule, and amendments to Form PF applicable to private fund advisors. On January 29, 2025, the SEC and CFTC announced that they are extending the compliance date for the amendments to Form PF that were adopted on February 8, 2024, from March 12, 2025 to June 12, 2025. Given the executive order and above developments, it appears likely that the timing proposed in the 2024 SEC Fall Reg Flex Agenda will be delayed and the pace of new SEC proposed and final regulations slowed.
On February 18, 2025, the President issued an executive order that will change the manner in which federal agencies promulgate new regulations. Under the executive order, all independent agencies, such as the SEC, are required to submit proposed new regulations to the White House Office of Information and Regulatory Affairs (White House) for review (except for monetary functions of the Federal Reserve) and must consult with the White House on their priorities and strategic plans. The executive order also provides that the White House will establish agency performance standards and the Office of Management and Budget will adjust the independent agencies’ apportionments to ensure that tax dollars are spent wisely. The executive order is in line with other actions and commentary from the new Presidential administration that assert the President has broader authority over federal agencies than previous administrations have wielded.
The SEC and other regulators also continued in 2024, and are expected to continue in 2025, to conduct risk-based, for cause, and sweep examinations, bring enforcement actions, and review and comment on issuer and fund filings. For example, according to the SEC, the SEC filed 583 total enforcement actions during its 2024 fiscal year ending on September 30, 2024, a

26% decrease compared to its 2023 fiscal year. On January 17, 2025, the SEC announced that it filed 200 total enforcement actions, including 118 standalone enforcement actions, in the first quarter of the SEC’s 2025 fiscal year, which ended on December 31, 2024, prior to the new administration taking office. The enforcement actions addressed a wide range of violations, including, among others, financial misstatements, failures by advisory firms to disclose conflicts of interest, and misleading statements about artificial intelligence.
On October 21, 2024, the SEC announced that its 2025 examination priorities include focusing on perennial and emerging risk areas. These areas include, among other topics: (1) investment advisor fiduciary duties, standards of conduct, and conflict of interest disclosures; (2) investment company disclosures of fees, expenses and waivers/reimbursements; (3) compliance with new regulatory requirements, such as T+1 trade settlement and Form PF amendments; (4) outsourcing by investment advisors; (5) commercial real estate market exposure and valuation of illiquid and hard-to-value assets; (6) cybersecurity; (7) use of artificial intelligence; and (8) broker compliance with Regulation Best Interest. The SEC has emphasized that its published examination priorities are not an exhaustive list, and are in addition to its normal examinations, risk alerts, and other outreach to registrants and investors.
On December 6, 2024, the Financial Stability Oversight Council (FSOC) issued its 2024 Annual Report. Among other topics, the FSOC addressed in its 2024 Annual Report risks to financial services companies related to: (1) cybersecurity; (2) the use of artificial intelligence; (3) third party service providers and outsourcing; (4) crypto assets; and (5) climate change. The FSOC also addressed investment funds, including money market funds, other open-end short-term investment vehicles, private liquidity funds, local government investment pools, collective funds, and hedge funds, among others. Regarding money market funds and open-end short-term investment vehicles, specifically, the FSOC recommended in its 2024 Annual Report that the SEC and the FSOC “should monitor the efficacy of [the SEC’s money market fund reforms] to address the financial stability vulnerabilities created by [money market funds]” and “continue to assess and monitor the vulnerabilities from other [open-end short-term investment vehicles], considering what actions may be appropriate to address potential vulnerabilities.” While the SEC’s latest money market fund reforms became fully effective in October 2024 and the SEC removed its plans to propose a final rule on open-end fund liquidity risk management programs from its 2024 SEC Fall Reg Flex Agenda, the liquidity of (and perceived vulnerabilities created by) money market funds and other open-end short-term investment funds remain a focus of the FSOC. Federated Hermes has implemented the policy, procedure and operational changes required to comply with the latest SEC money market fund reforms and continues to work with the registered domestic Federated Hermes Funds’ transfer agent and fund accounting service providers to further refine the operational model to support the delivery and remittance of the mandatory redemption fee required for institutional prime and municipal (or tax-exempt) money market funds (which, as noted above, Federated Hermes intends to discuss with the SEC Commissioners and Staff repealing the mandatory redemption fee requirement).
On January 28, 2025, FINRA published its “2025 FINRA Annual Regulatory Oversight Report” (FINRA 2025 Report), which purports to provide insight into findings from FINRA’s regulatory operations programs. In the FINRA 2025 Report, FINRA focuses on regulatory obligations, examination observations, and effective practices in a number of areas, including, for example: (1) cybersecurity; (2) anti-money laundering; (3) manipulative trading; (4) technology management; (5) Regulation Best Interest and Form CRS; (6) books and records; (7) liquidity risk management; and (8) segregation of assets. In the FINRA 2025 Report, FINRA notes that “firms may consider the information in this Report in developing new, or modifying existing, compliance practices.”
Please see Federated Hermes’ prior annual and periodic SEC filings for additional information regarding other U.S. regulatory developments and regulatory requirements that can impact Federated Hermes and its offerings. These include, among others: (1) money market fund reforms; (2) open-end mutual funds and liquidity management; (3) governance, environmental or social, and sustainability disclosure requirements that could impose significant climate-change related disclosure obligations on SEC registrants, which have been voluntarily stayed by the SEC pending resolution of litigation challenging the final rule; (4) amendments to the Names Rule; (5) tailored shareholder reports; (6) amendments to Form PF; (7) share repurchase disclosure modernization, which was vacated by the U.S. Court of Appeals for the Fifth Circuit; (8) the impact of several recent court decisions that impact the regulation of the investment management industry, including, among other things, the potential ability to challenge regulation, the SEC’s ability to bring enforcement actions seeking civil penalties, and the validity of certain final rules adopted by the SEC; (9) the new DOL fiduciary rule, the effectiveness of which has been stayed by two federal District Courts in Texas; (10) the Federal Trade Commission ban on non-compete agreements, which has been struck down by a federal District Court in Texas; and (11) customer identification programs for investment advisors.
In addition to the above matters, key recent regulatory requirements and regulatory developments in the U.S. since September 30, 2024, that can significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following. Unless otherwise noted, Federated Hermes is evaluating the impact of the matters described on its business and offerings.
New DOL Fiduciary Rule. As noted above, two District Courts in Texas previously stayed the new DOL fiduciary rule, which was issued on April 23, 2024, and, among other things, permits plan fiduciaries to consider governance, environmental and social factors in choosing retirement plan investments. On February 14, 2025, the District Court for the Northern District of Texas issued a decision in which it concluded that the new DOL fiduciary rule comports with the Employee Retirement Income Security Act of 1974, as amended, noting that the new DOL fiduciary rule is carefully written to specify that fiduciaries must keep beneficiaries’ financial interests paramount and allows for governance, environmental or social considerations to be factored in when choosing among alternatives that serve plans equally. Despite this court decision, the new DOL fiduciary rule remains subject to potential challenge or revision by the new Presidential administration, the Republican Congress and Republican state attorneys general.
SEC Staff Guidance on Shareholder Proposal Rule. On February 12, 2025, the SEC Staff issued Staff Legal Bulletin No. 14M, which provides guidance on the exclusion of shareholder proposals under Rule 14a-8 of the 1934 Act. This bulletin rescinds the previous Staff Legal Bulletin No. 14L and reinstates earlier guidance, expanding the ability of companies to exclude shareholder proposals on the grounds of “economic relevance” and “ordinary business.” The bulletin clarifies that proposals addressing social policy issues, such as climate-related proposals, can be excluded unless they transcend ordinary business matters and raise significant policy issues appropriate for a shareholder vote. The bulletin emphasizes a case-by-case analysis of shareholder proposals, considering the specific facts and circumstances of each company.
Schedule 13G Interpretive Guidance. On February 11, 2025, the SEC issued a new Compliance and Disclosure Interpretation (C&DI) regarding the eligibility of shareholders (including institutional investment advisors) to file beneficial ownership reports on Schedule 13G. Sections 13(d) and 13(g) of the 1934 Act require that beneficial owners of more than 5% of a voting class of equity securities of an issuer registered under the 1934 Act report their beneficial ownership on a Schedule 13D or, if eligible, a Schedule 13G. The C&DI addresses the circumstances in which a shareholder’s engagement with an issuer’s management on a particular topic would cause the shareholder to be deemed to hold the relevant class of securities of the issuer with the “purpose or effect of changing or influencing control of the issuer,” thereby causing the shareholder to lose eligibility to report on Schedule 13G and requiring the shareholder to report on Schedule 13D within five business days of losing eligibility to report on Schedule 13G. Under prior guidance, the SEC provided that much of what constitutes ordinary course institutional investor engagement with portfolio companies – including engagement on executive compensation, corporate governance matters (such as board declassification), or social or environmental policies – would not, on its own, constitute an attempt to change or influence control of such companies, and therefore preclude such investors from reporting on Schedule 13G. The new C&DI deviates from this permissive approach, emphasizing that such engagement may constitute an attempt to influence or control issuers if it involves an attempt to exert pressure on management to take specific actions. The updated guidance provides for a facts-and-circumstances approach that looks to “the subject matter of the engagement [and] the context in which the engagement occurs.” As a result, shareholders (including institutional investment advisors) who have historically reported their beneficial ownership on Schedule 13G as passive investors will now need to closely consider whether their engagement practices with issuers on certain topics historically perceived as ordinary course could now cause them to be viewed as holding the relevant class of the issuer’s securities with a “purpose or effect of changing or influencing control of the issuer,” and, therefore, trigger a loss of eligibility to report beneficial ownership on Schedule 13G and require reporting on Schedule 13D. This new guidance has the potential to reshape, potentially in a significant way, the corporate governance, the executive compensation and the governance, environmental or social engagement landscape and stewardship services provided by institutional investment advisors, including, among others, Federated Hermes.
Diversity, Equity and Inclusion (DEI). On January 21, 2025, the President signed an executive order, “Ending Illegal Discrimination And Restoring Merit-Based Opportunity,” which focuses on DEI initiatives and directs executive agencies and departments to terminate all “discriminatory and illegal preferences, mandates, policies, programs, activities, guidance, regulations, enforcement actions, consent orders, and requirements,” curtail the Office of Federal Contract Compliance Programs’ (OFCCP) operational authority, and directs agencies to scrutinize the DEI practices of private sector employers. This executive order raises questions about the future and status of certain programs, preferences, and set-aside procurements administered by the U.S. Small Business Administration, U.S. Department of Transportation, and other agencies.
The first portion of the executive order rescinds Executive Order 11246 (1965), which established the OFCCP and provided the OFCCP its operational authority to ensure compliance with anti-discrimination laws by Federal contractors. The second portion of the executive order focuses on DEI programs in the private sector. Specifically, the executive order directs agency heads to submit reports within 120 days identifying: (1) key sectors within each agency's jurisdiction; (2) private sector companies with the most "egregious and discriminatory" DEI programs; (3) a plan to deter DEI programs “that constitute illegal discrimination or preferences;” (4) litigation that would be potentially appropriate for Federal lawsuits, intervention, or statements of interest; and (5) potential regulatory action and sub-regulatory guidance. Under the executive order, agencies are directed to identify up to nine potential investigations of publicly traded corporations, large non-profit corporations or associations, foundations with assets over $500 million, state and local bar and medical associations, and universities with endowments over $1 billion.
On February 21, 2025, the United States District Court for the District of Maryland issued a nationwide injunction temporarily preventing enforcement of the following three provisions of the executive order on the basis that they are unconstitutional under the First and Fifth Amendments of the U.S. Constitution: (1) the requirement that federal contractors and grantees certify that they do not operate “illegal” DEI programs and comply with federal discrimination laws; (2) the direction to the U.S. Attorney General to deter “illegal” DEI programs or principles in the private sector by, in part, submitting a report identifying up to nine civil enforcement investigations of certain private sector companies, associations, and educational institutions; and (3) the requirement that federal agencies terminate federal equity-related grants or contracts. It is expected that the court’s decision will be appealed.
Names Rule FAQs. On September 20, 2023, the SEC adopted significant amendments to the Names Rule, as well as certain forms and disclosure requirements. Unless the compliance date for the amended Names Rule is delayed, or the amendments modified or repealed, the amended Names Rule has a compliance date of December 11, 2025, for large fund complexes, such as the registered domestic Federated Hermes Funds, and June 11, 2026, for small fund complexes. Among the relevant changes, the Names Rule amendments significantly expand the universe of fund names in scope of the Names Rule. For example, the amendments to the Names Rule expand the application of the Names Rule to fund names suggesting a focus on specific types of investments, industries, geographic regions or characteristics, such as “growth,” “value,” and terms indicating that the fund’s investment decisions incorporate one or more governance, environmental or social factors.
To address certain interpretative questions, on January 8, 2025, the SEC released updated Frequently Asked Questions (FAQs) that modify, supersede, or withdraw portions of prior FAQs related to the Names Rule. In the updated FAQs, among other things, the SEC Staff provides guidance relating to the shareholder approval requirement for a fund seeking to revise a fundamental 80% Policy, stating that a fundamental 80% Policy may be amended to bring such policy into compliance with the amended Names Rule without shareholder approval, provided the amended policy does not deviate from the existing policy or other existing fundamental policies. The FAQs restate that individual funds must determine, based on their own individual circumstances, whether shareholder approval is necessary within this framework. Accordingly, funds may take the position that clarifications or other nonmaterial revisions to a fundamental 80% Policy in response to the amended Names Rule would not require shareholder approval. If it is determined that nonmaterial revisions have been made to a fundamental 80% Policy, notice to the fund's shareholders is required. With respect to money market funds, the FAQs also confirm that funds that use the term “money market” in their name along with another term or terms that describe a type of money market instrument (e.g., a “Treasury Money Market Fund”) must adopt an 80% Policy to invest at least 80% of the value of their assets in the type of money market instrument suggested by its name. The FAQs further explain that a generic money market fund, one where no other describing term is included in its name, would not be required to adopt an 80% Policy. The SEC Staff also removed certain prior FAQs for certain reasons, including because they were deemed no longer relevant as they addressed circumstances that were specific to the 2001 adoption of the Names Rule or were separately addressed in the adopting release related to the 2023 amendments to the Names Rule.
Based on the amended Names Rule and FAQs, Federated Hermes has recommended the following changes be implemented in respect of the domestic registered Federated Hermes Funds upon compliance with the amended Names Rule becoming required: (1) one name change; (2) the adoption of an 80% Policy by two funds; (3) modifications to existing 80% Policies by 16 funds; and (4) enhanced investment strategies disclosures for three funds.
SEC’s Expanded Dealer Definition. On November 21, 2024, the U.S. District Court for the Northern District of Texas (the Northern District Court) ruled against the SEC in two separate cases, vacating its final rule (Dealer Rule), promulgated on February 6, 2024, which expanded the definition of securities dealers. The Dealer Rule expanded the definitions of “dealer” and “government securities dealer” under the 1934 Act to include market participants who provide significant liquidity to the markets and, as a result, would have included many market participants who trade for their own accounts, such as private funds. Several trade groups filed lawsuits challenging the Dealer Rule on the grounds that the SEC exceeded its statutory authority and that the Dealer Rule was arbitrary and capricious and therefore should be vacated in its entirety. The first case was filed by the National Association of Private Fund Managers, Alternative Investment Management Association Limited, and Managed Funds Association representing the interests of their private fund members (the Private Funds Association Case), and the second case was filed by the Crypto Freedom Alliance of Texas and the Blockchain Association. In both decisions, the Northern District Court granted the trade groups’ motions for summary judgment, finding that the SEC had exceeded its statutory authority. The Northern District Court reasoned that the new definition is inconsistent with the history of the 1934 Act, which indicates that

“dealers” act on behalf of customers. The Northern District Court stated in the Private Funds Association Case that the structure of the 1934 Act “only makes sense if dealers are in the business of customer-order facilitation.” The Northern District Court also rejected the SEC’s requests to vacate the Dealer Rule only as it applies to private funds or to remand to the SEC for further rulemaking, handing the SEC two significant defeats.
Current Regulatory Environment – International
Like the U.S., the legislative and regulatory environment outside the U.S. is dynamic and subject to continual change. Federated Hermes’ primary regulators outside the U.S. include the FCA in the UK, and the CBI in Ireland, a member state of the EU. Depending upon where Federated Hermes is doing business, or distributing or marketing its offerings, other regulators in other jurisdictions outside the U.S. can also regulate Federated Hermes and its business and offerings. Consequently, regulatory developments and regulatory requirements promulgated, or recommended, by, among others, the European Commission, European Securities and Markets Authority (ESMA), Bank of England (BoE), His Majesty’s Treasury (HMT), FCA, CBI, Financial Stability Board (FSB), and International Organization of Securities Commission (IOSCO) can apply to or impact Federated Hermes and its business and offerings.
The pace of proposed and new regulatory developments and regulatory requirements outside the U.S. continued throughout 2024 and is expected to continue in 2025. In the UK, in its Business Plan 2024/25 published on March 19, 2024, the FCA reaffirmed its goal to deliver on the public commitments previously set out in its three-year strategy, 2022-2025. In its Business Plan 2024/2025, the FCA stated that in 2025 it expects to focus on: (1) reducing and preventing financial crime, including investing in systems to use intelligence and data more effectively to identify financial crime; (2) putting consumers’ needs first, which will include further work to implement the Consumer Duty that took effect in July 2023; and (3) strengthening the UK’s position in the global wholesale markets, including by supporting industry work on T+1 settlement, concluding its review of the UK’s Listing Regime, and further consultations on the options for the payment of investment research by asset managers.
In the EU, ESMA’s 2025 Work Programme for the investment management sector indicates that there will be a focus on liquidity management tools, sustainability in investment management, monitoring of costs, and further work on reforming the regime for EU Undertakings for the Collective Investment in Transferable Securities (UCITS). This is reflected in the regulatory priorities outlined by national regulators, including the CBI. On February 29, 2024, the CBI disclosed that its key regulation and supervision priorities include, among other areas, (1) assessing and managing risks to the financial and operational resilience of firms; (2) addressing systemic risks generated by non-banks; (3) consulting and engaging on the review of the Consumer Protection Code and the Individual Accountability Framework; (4) ensuring that the EU Anti-Money Laundering Plan results in a consistent and robust EU-wide framework; (5) implementing new EU regulations on digital operational resilience and markets in crypto assets; and (6) strengthening the resilience of the financial system to climate risks.
Please see Federated Hermes’ prior annual and periodic SEC filings for additional information regarding other non-U.S. regulatory developments and regulatory requirements that can impact Federated Hermes and its offerings. These include, among others: (1) money market fund reform initiatives in the UK, EU, and internationally; (2) UK and EU sustainability disclosure requirements; (3) EU regulatory developments such as the EU Retail Investment Package, review of the EU UCITS Eligible Assets Directive, and the Digital Operational Resilience Act (DORA); and (4) UK regulatory developments such as the UK Overseas Funds Regime (OFR), the re-introduction of the possibility of bundling investment research costs.
In addition to the above matters, key recent regulatory requirements and regulatory developments outside the U.S. since September 30, 2024, that can significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following. Unless otherwise noted, Federated Hermes is evaluating the impact of the matters described on its business and offerings.
Consumer Composite Investments. On December 19, 2024, the FCA published a Consultation Paper CP24/30, “A new product information framework for Consumer Composite Investments,” in which the FCA proposed and solicited public comment on certain significant changes to the rules for the way information on consumer composite investments (i.e., funds, structured products and other investments where returns are dependent on the performance of, or changes in, the value of indirect investments) is presented by moving from an overly prescriptive disclosure regime purportedly to a more flexible, simpler approach. The rule changes would replace the existing disclosure frameworks for packaged retail and insurance-based investment products (PRIIPS), UCITS, and certain other types of investment products. The public consultation period ends on March 20, 2025.
Money Market Fund Reform. On November 21, 2024, the European Central Bank (ECB) published its Financial Stability Review (ECB Review), which included, among other things, renewed critiques of money market funds. In the ECB Review, the ECB stressed that the EU must proceed with money market fund reform to ensure the stability of short-term funding markets and to mitigate the risk of cross-border regulatory arbitrage. The ECB argued that to prevent regulatory arbitrage due to divergences in minimum standards—which could potentially shift liquidity risk towards EU money market fund markets—the EU should prioritize money market fund legal reforms to address risks from liquidity mismatch by increasing liquidity buffer requirements for private debt money market funds and ensuring that these buffers are more usable. Additionally, the ECB supports removing threshold effects linked to breaches of liquidity requirements. This ECB push for reform will likely influence the incoming European Commission's decision regarding whether to reopen the money market fund reform review in early 2025.
T+1 Settlement. On November 18, 2024, ESMA published its Final Report, “ESMA assessment of the shortening of the settlement cycle in the European Union,” in which ESMA recommended migrating the settlement cycle for all trades in relevant securities and other investment instruments from a two-day cycle from the trade date (or T+2) to a one-day cycle from the trade date (or T+1) on October 11, 2027. Similarly, in the UK, on September 27, 2024, the Accelerated Settlement Taskforce published a draft Recommendation Report and Consultation in which it solicited public comment on migrating from a T+2 settlement cycle to a T+1 settlement cycle. The Accelerated Settlement Taskforce recommended that the migration in the UK also occur on October 11, 2027. The migration aims to enhance settlement efficiency and market integration. The U.S. previously migrated to a T+1 settlement cycle effective May 28, 2024.
UK and EU regulation of governance, environmental or social ratings. The framework for the regulation of providers of governance, environmental or social ratings in the EU and UK is beginning to emerge. In the UK, HMT published draft legislation on November 14, 2024, that would bring such rating providers within the scope of UK regulations. Subject to certain exemptions, such rating providers would need to be authorized and regulated by the FCA and would be subject to requirements made by the FCA, which are yet to be developed. The EU is at a slightly more advanced stage. The text of a regulation published on November 8, 2024 has been adopted by the EU Council, and is pending publication in the Official Journal. That Regulation will bring the provision of such ratings in the EU within EU regulations, subject to certain exceptions.
Liquidity Risk Management for Open-End Funds. There are specific regulatory developments in the EU relating to liquidity risk management for open-end funds. Those developments are occurring in the context of the ongoing international efforts to enhance and harmonize liquidity risk management requirements for collective investment schemes. These include steps to update the Recommendations for Liquidity Risk Management published and developed by the IOSCO in 2018. On November 11, 2024, IOSCO released two consultation reports, one proposing revisions to the recommendations and the second consulting on complementary guidance for the effective implementation of the revised recommendations. Ultimately, the FSB and IOSCO intend to assess whether the implemented reforms have sufficiently addressed the financial stability risks identified in the FSB’s earlier policy paper, published on December 20, 2023, on structural vulnerabilities arising from liquidity mismatches in open-ended funds.
UK and EU changes to rules on how asset managers may pay for investment research. On July 26, 2024, the FCA implemented changes to its rules that permit FCA regulated asset managers to ‘bundle’ payments for third party investment research together with trade execution costs. This payment method is optional, meaning that managers may continue to pay for research out of their own resources or from a dedicated research payment account established by the manager. The ability to bundle investment research costs is subject to certain requirements, including requiring that firms: (1) adopt a formal policy on the use of bundled payments for research; (2) establish a budget for the amount of third-party research to be purchased; (3) undertake ongoing assessments of the value and price of the research received; (4) determine an approach to the allocation of costs across the firm’s clients and a structure for the allocation of payments across research providers; (5) put in place operational procedures for the administration of accounts to purchase research; and (6) disclose to clients the firm's approach to bundled payments and the costs incurred. The new rules apply to FCA-regulated Markets in Financial Instruments Directive (MiFID) investment firms, and so are available for asset managers providing services for individual portfolios. For collective investment schemes, the FCA is currently consulting on extending the same payment optionality. The consultation closed on December 16, 2024, and the FCA intends to publish its response and final rules (if any) in 2025.
In the EU, there are similar efforts to re-introduce the option for asset managers to combine investment research and execution costs. These are being considered as part of the EU Listing Act, which refers to a package of measures amending several pieces of EU legislation and regulatory requirements. On December 4, 2024, amendments to the existing EU MiFID provisions regarding payments for investment research were finalized. Under the amendments: (1) bundled payments for execution services and research are allowed irrespective of the issuers’ market capitalization, which removed the current threshold; (2) research labelled as “issuer sponsored research” must comply with an EU Code of Conduct, which is currently being developed; (3) investment research must be fair, clear and not misleading in regards to the information or content provided; and (4) trading commentary and other bespoke trade advisory services linked to the execution of transactions in financial instruments should not be considered as research. In connection with these changes, on October 28, 2024, ESMA published a consultation paper on the safeguards that should apply alongside the new payment optionality under MiFID. ESMA intends to deliver technical advice following its consideration of responses to the consultation during 2025.
EU and UK sustainability requirements for asset managers and investment offerings. The regulation of sustainable investment offerings remains an area of focus for regulators outside the U.S. In the EU, work on the sustainability related requirements for investment offerings has continued. On May 14, 2024, ESMA published its final report setting out its guidelines regarding the use of governance, environmental or social and sustainability-related terms in fund names. The guidelines apply to EU UCITS management companies and alternative investment fund (AIFs) managers. The guidelines aim to ensure that investors are protected against unsubstantiated or exaggerated sustainability claims in fund names by setting out clear and measurable criteria to be met for funds using governance, environmental or social or sustainability-related terms in their names. In particular, the guidelines indicate that the use of governance, environmental or social or sustainability related terms in fund names will trigger mandatory quantitative investment requirements or obligations, including the application of certain thresholds, exclusions or benchmarks to the proportion of fund investments used to meet: (1) transition, social and governance terms; (2) environmental or impact-related terms; or (3) sustainability-related terms. The guidelines took effect on November 21, 2024 for new funds, and will take effect on May 21, 2025 for existing funds. Federated Hermes has determined that three of its offshore Federated Hermes Funds will change names, while five other offshore Federated Hermes Funds with governance, environmental or social-related names will adopt new monitoring guidelines. The CBI had until October 21, 2024, to issue guidance or consultation on the ESMA requirements. It did not issue any substantive changes but created a streamlined filing process for fund name changes or disclosures made necessary by the rule. In addition, a review of the EU Sustainability Finance Disclosure Regulation (SFDR) by the European Commission is ongoing, with results expected to be published during 2025. The review of the SFDR may result in a legislative proposal for further amendments to the SFDR.
In the UK, the FCA’s Sustainability Disclosure Requirements (SDR) began to take effect during 2024. This regulation has several components: (1) an anti-green washing rule that took effect on May 31, 2024; (2) the introduction of sustainability labels for UK investment funds beginning on July 31, 2024; and (3) naming, marketing and disclosure rules for UK-based asset managers, which became effective on December 2, 2024. Further developments are expected. In particular, the UK Government is expected to consult on extending SDR, and, in particular, the SDR labelling regime, to non-UK funds that can be sold to retail investors in the UK under the UK’s Overseas Funds Regime (OFR), though the publication of that consultation has been delayed. The FCA has consulted on extending the SDR sustainability labelling regime to asset managers providing portfolio management services but has since delayed publication of the outcome of that consultation, and so the final rules remain pending.
EU UCITS – Review of eligible assets. The EU is assessing whether to make changes to the Eligible Assets Directive (EAD), which sets out the types of investments that may be acquired by an EU UCITS and the applicable requirements. On May 7, 2024, ESMA published a Call for Evidence (CfE) as part of its review of the EAD. A key component of the CfE was to seek input on divergent interpretations and market practices in the application of the EAD, and whether there is a need for increased clarity on key concepts and definitions within the EAD. In addition, ESMA requested feedback from stakeholders to assess potential risks and benefits of EU UCITS gaining direct and indirect exposure to certain asset classes, such as structured loans and crypto assets. The CfE closed on August 7, 2024, and ESMA is expected to deliver its technical advice during 2025.
EU UCITS and AIFs – Targeted reforms of the UCITS directive and Alternative Investment Fund Manager Directive. On March 13, 2024, amendments to the existing EU regulatory frameworks for EU UCITS and alternative investments funds (AIFs) were finalized, which included: (1) enhancements to improve delegation arrangements by investment managers to third parties; (2) changes to liquidity risk management requirements; and (3) for AIFs, permitting depositary and custody services to be provided cross-border and prescribing requirements for loan originating AIFs. Most of the changes become effective starting on April 16, 2026. EU regulators are expected to promulgate rules and regulations during 2025 related to certain changes, such as finalizing regulatory technical standards and accompanying guidelines on liquidity risk management tools and consulting on regulatory technical standards for open-ended loan originating AIFs.
EU and UK sustainability reporting requirements for corporations. In the EU, the Corporate Sustainability Reporting Directive (CSRD) was promulgated on December 14, 2022, and became effective on May 28, 2024. A key component of the CSRD regime is the European Sustainability Reporting Standards (ESRS), and these remain under development following a delay in finalization of sector-specific ESRS. Alongside the CSRD, the Corporate Sustainability Due Diligence Directive (CSDDD), which was proposed on February 23, 2022, became effective on July 25, 2024, following an extensive negotiation process. The CSDDD imposes due diligence obligations requiring companies to identify, prevent or at least mitigate, adverse impacts on human rights and the environment, including by their subsidiaries and supply chain partners. Member states must adopt the Directive by July 26, 2026. In the UK, the UK Government has stated that it is creating UK Sustainability Reporting Standards (UK SRS) that will apply to UK incorporated entities. The UK SRS is to be based on the sustainability disclosure standards developed by the International Sustainability Standards Board of the International Financial Reporting Standards Foundation. A consultation on the UK SRS is expected during 2025.
UK OFR. Upon the UK exiting from the EU in 2020, the FCA created the Temporary Marketing Permissions Regime (TMPR) for UCITS funds then passported into the UK to continue to be marketed with obtaining individual recognition under the UK Financial Services and Markets Act. The TMPR will expire in December 2026. It was replaced by the OFR, which was introduced in February 2021 and allowed the UK to declare that types of funds passported into the UK, and individual funds, have equivalent investor safeguards as FCA registered funds, or impose additional standards, so they can continue to be marketed. In January 2024, the UK announced European Economic Area UCITS were an equivalent regime for purposes of the OFR, but individual funds would be recognized after applying. Asset managers are to apply during “landing periods” assigned alphabetically. The landing period for Federated Hermes’ Irish UCITS Funds to apply is July 2025 to the end of September 2025.
EU and UK operational resilience requirements. In the EU, the DORA, which was first proposed by the European Commission on September 24, 2020, became effective on January 17, 2025. The DORA applies to a range of firms, including regulated financial services firms in the EU, and seeks to enhance and harmonize the requirements applicable to the information and communications technology (ICT) that firms use. This includes, among other aspects, requirements for the maintenance of registers, due diligence and monitoring of ICT service providers, mandatory contractual provisions for ICT service providers, and enhanced reporting. Meanwhile, in the UK, on November 12, 2024, the FCA, Prudential Regulatory Authority, and BoE published a joint policy statement and final rules regarding the operational resilience of critical third parties (CTPs) to the UK financial sector. The new rules will enable UK regulators to monitor and manage operational resilience risks purportedly in an effective and proportionate manner. The relevant requirements for CTPs will cover various regulatory areas including: (1) governance; (2) risk management; (3) dependency and supply chain risk management; and (4) technology and cyber resilience.
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
The imposition of a financial transaction tax (FTT) with broad application in the U.S., UK, or EU, or the designation of Federated Hermes or any of its offerings, such as certain money market funds, as a systemically important financial institution (SIFI), also can affect, potentially in a material way, Federated Hermes’ Financial Condition.
Federated Hermes has monitored, reviewed, and assessed, or will continue to monitor, review, and assess, regulatory developments and regulatory requirements, as applicable, and their impact on its business and offerings. Federated Hermes actively participates, either individually or with industry-trade groups (such as the Investment Company Institute), in the public comment process regarding regulatory developments that can significantly impact Federated Hermes’ business and offerings. Regulatory developments and regulatory requirements also are subject to legal challenge in court, and Federated Hermes’ considers initiating, participating in or supporting such legal challenges when management deems it necessary or appropriate. Federated Hermes also continues to monitor and assess the impact of the interest rate environment (whether increasing or decreasing), and any instability in the banking sector and financial markets, on asset values and money market fund and other fund asset flows, and related asset mixes, as well as the degree to which these factors impact Federated Hermes' institutional prime and municipal (or tax-exempt) money market business and Federated Hermes' Financial Condition.
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

See Item 1A – Risk Factors – General Risk Factors – Regulatory and Legal Risks – Potential Adverse Effects of Changes in Laws, Regulations and Other Regulatory Requirements for additional information.
As of December 31, 2024, given the regulatory environment, and the possibility of future additional regulatory developments and regulatory requirements, and regulatory oversight, Federated Hermes is unable to fully assess the impact of regulatory developments and regulatory requirements, and Federated Hermes' efforts related thereto, on its Financial Condition. Regulatory developments and regulatory requirements in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have further material and adverse effects on Federated Hermes' Financial Condition.
Human Capital Resource Management
At December 31, 2024, Federated Hermes had 2,072 employees, with 1,228 employees in Pittsburgh, Pennsylvania, and surrounding areas, 509 employees in London, England, 59 employees in New York, New York, 30 employees in Boston, Massachusetts, 172 employees in other U.S. locations and 74 employees in other locations outside the U.S.
The investment management business is highly competitive and experienced professionals have significant career mobility. Like other companies, Federated Hermes experiences employee turnover, which is tracked at various levels within the company, and conducts exit interviews with departing employees. The information derived from these interviews, as well as our employee development initiatives described below and succession planning, allows Federated Hermes to cultivate leaders, manage turnover and retain talented and qualified individuals. Federated Hermes’ ability to attract, retain and properly motivate highly qualified professionals across the company is a critical factor in maintaining its competitive position within the investment management industry and positioning Federated Hermes for future success. See Item 1A – Risk Factors – General Risk Factors – Other General Risks – Recruiting and Retaining Key Personnel (Human Capital Resource Management Risk) for more information on the risks to Federated Hermes if it is unable to attract and retain talented and qualified employees.
Competitive Compensation
Understanding that Federated Hermes’ business success depends on its ability to attract, retain, and incentivize talented and qualified individuals, Federated Hermes’ compensation programs across the company strive to meet this goal. Federated Hermes endeavors to reward individual contributions, as demonstrated by the delivery of long-term continuing results. Federated Hermes’ compensation programs are also designed to align the interests of its officers and employees with its business strategy, values, and objectives, including the interests of its customers and shareholders, while affording the business the opportunity to grow.
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
Across Federated Hermes, national and industry-specific compensation surveys are utilized to monitor competitive pay levels. Compensation across the company is generally administered in four employee categories: Sales; Investment Management; Administration; and Executive. The employee’s category, position and performance generally drive the mix of fixed versus variable compensation, bonus structure/opportunity and long-term incentive structure/opportunity. Across the company (unless otherwise noted below):
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

•The pay mix for Investment Management employees includes variable compensation in the form of discretionary bonuses and takes into account, among other factors deemed relevant, investment offering performance from one-, three- and five-year periods. For employees working in the U.S., all or a portion of any annual performance bonus can be paid in cash or a combination of cash and annual bonus restricted stock. Investment Management employees are also eligible for periodic restricted stock awards.
•Administrative employees have a pay mix more heavily weighted in fixed pay and are eligible for annual discretionary cash bonuses. Management employees are eligible for periodic restricted stock awards and U.S. senior management employees are also eligible for annual bonus restricted stock awards.
•The components of Federated Hermes’ executive compensation programs are designed to be competitive within the investment management industry and reward outcomes related to a variety of factors including Federated Hermes’ financial, investment, sales and customer service performance as measured against other similar companies within the investment management industry. Financial factors include, for example, Federated Hermes’ operating profits (as defined in Federated Hermes Stock Incentive Plan), AUM, gross offering sales, net offering sales, total revenue (including net revenues after taking into account the net pre-tax impact of waivers to maintain the yields of certain money market funds at or above zero (Voluntary Yield-related Fee Waivers), net income and net income per diluted share. Please refer to the Compensation Discussion and Analysis section of Federated Hermes’ Information Statement for additional information regarding executive compensation.
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
For all employees working in the UK, and other non-U.S. locations, discretionary bonus awards above a certain threshold are subject to deferral. Under the deferred bonus scheme, a portion of the bonus is deferred, notionally tracks the performance of certain Federated Hermes Funds, and vests over three years. The Private Equity and Infrastructure businesses of Federated Hermes also operate carried interest and share of performance fee programs typical in the management of such asset classes.
For 2024, Federated Hermes’ total compensation expense was $540.5 million and included, among other items, salary, bonus and share-based compensation expense.
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
Employee Development
Federated Hermes provides a professional work environment for employees across the company that supports employees’ career aspirations and professional development interests through training programs and mentoring initiatives. Our development framework consists of both on the job development opportunities as well as a robust offering of both classroom and online learning courses facilitated by a network of internal and external experts. Federated Hermes’ extensive training curriculums focus on technical, professional, leadership and management skills, and include, among others, courses on: the securities markets and Federated Hermes’ offerings; compliance/regulatory requirements; license exam preparation; sales skills; customer service skills; financial, physical and mental health well-being; remote working and hybrid management; dignity and respect in the workplace; individual and team performance; communication skills; technical (systems) topics; and general professional development. The attraction, development, and retention of qualified employees across the company supports Federated Hermes’ succession planning at all levels.
Inclusion
As of December 31, 2024, 39% of Federated Hermes’ employees are women. Female representation on Federated Hermes’ board of directors is 33%, and 10% of Federated Hermes’ executive officers are women. In the U.S., 7% of Federated Hermes’ employees are minorities, 33% of business managers are women and/or minorities and 28% of investment professionals are women and/or minorities.
Federated Hermes’ strategy recognizes the dignity and respect of each person and that a diverse and inclusive workplace benefits employees and supports stronger long-term business performance. Federated Hermes developed its strategy with the mission of fostering a diverse, inclusive, and respectful workplace where employees’ unique perspectives and experiences are recognized and appreciated for the contributions they bring to the company. Federated Hermes has made a long-term commitment to enhancing its workforce and providing an inclusive environment. The company’s strategy is centered around four pillars: driving diversity; creating inclusion; outreach; and sustainability with ongoing program development. Federated Hermes cultivates the benefits of workplace inclusion throughout the company through its recruitment process, onboarding of new employees, and employees’ ongoing education and development.
The company’s efforts are sponsored and endorsed by Federated Hermes’ board of directors and executive management, and support dignity and respect in the workplace. The Compensation Committee of Federated Hermes’ board of directors receives periodic updates and reports on the company’s strategy and its compensation practices, including an annual pay equity analysis. In collaboration with management and employees at all levels, these efforts are advanced by various teams and employee resource business groups across the company, including Human Resources.
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

Information about our Executive Officers
The following section sets forth certain information regarding the executive officers of Federated Hermes as of February 28, 2025:

Name	Position	Age
J. Christopher Donahue	President, Chief Executive Officer, Chairman and Director of Federated Hermes, Inc.	75

Thomas R. Donahue	Vice President, Treasurer, Chief Financial Officer and Director of Federated Hermes, Inc. and President of FII Holdings, Inc.	66

Dolores D. Dudiak	Vice President, Director of Human Resources of Federated Hermes, Inc.	66

John B. Fisher	Vice President and Director of Federated Hermes, Inc. and President and Chief Executive Officer of Federated Advisory Companies*	68

Peter J. Germain	Executive Vice President, Chief Legal Officer and Secretary of Federated Hermes, Inc.	65

Richard A. Novak	Vice President, Assistant Treasurer and Principal Accounting Officer of Federated Hermes, Inc.	61

Saker A. Nusseibeh	Chief Executive Officer, Federated Hermes Limited	63

Paul A. Uhlman	Vice President of Federated Hermes, Inc. and President of Federated Securities Corp.	58

Stephen P. Van Meter	Vice President and Chief Compliance Officer of Federated Hermes, Inc.	49

Theodore W. Zierden III	Vice President of Federated Hermes, Inc.	64
*    Federated Advisory Companies include the following: Federated Advisory Services Company, Federated Equity Management Company of Pennsylvania, Federated Global Investment Management Corp., Federated Investment Counseling, Federated Investment Management Company and Federated MDTA LLC, each wholly owned by Federated Hermes.
Mr. J. Christopher Donahue has served as director, President and Chief Executive Officer (CEO) of Federated Hermes since 1998 and was elected as Chairman effective April 2016. He also serves as a director, trustee or officer of various Federated Hermes subsidiaries. He is President of 28 investment companies managed by subsidiaries of Federated Hermes. He is also director or trustee of 31 investment companies managed by subsidiaries of Federated Hermes. Mr. Donahue is the brother of Thomas R. Donahue who serves as Vice President, Treasurer, Chief Financial Officer and director of Federated Hermes.
Mr. Thomas R. Donahue has served as Vice President, Treasurer and Chief Financial Officer of Federated Hermes since 1998. He previously served as a member of Federated Hermes’ board of directors from May 1998 to April 2004 and was re-elected to Federated Hermes’ board of directors in April 2016. He also serves as an Assistant Secretary of Federated Hermes and is President of FII Holdings, Inc., a wholly-owned subsidiary of Federated Hermes. He serves as a director of FHL. He also serves as a director, trustee or officer of various other Federated Hermes subsidiaries. He is also a director or trustee of seven investment companies managed by subsidiaries of Federated Hermes. Mr. Donahue is the brother of J. Christopher Donahue who serves as President, CEO, Chairman and director of Federated Hermes.
Ms. Dolores D. Dudiak has served as Vice President of Federated Hermes since February 2021. She has served as Director, Human Resources since November 1997. She also has served as an officer of various Federated Hermes subsidiaries since 1994. In these capacities, she is responsible for the Human Resources Department at Federated Hermes, including Total Rewards, Human Resources Business Partners and Resourcing, Talent Development and Human Resources Information Management.
Mr. John B. Fisher has served as Vice President of Federated Hermes since 1998. He previously served as a member of Federated Hermes’ board of directors from May 1998 to April 2004 and was re-elected to Federated Hermes’ board of directors in April 2016. He has also been President and CEO of Federated Advisory Companies since 2006 and serves as a board member for each of these wholly-owned subsidiaries of Federated Hermes. He also serves as a director, trustee or officer of certain other Federated Hermes subsidiaries. He is President of three investment companies managed by subsidiaries of Federated Hermes. He is also director or trustee of 24 investment companies managed by subsidiaries of Federated Hermes. Prior to 2006, Mr. Fisher served as President of the Institutional Sales Division of Federated Securities Corp., a wholly-owned subsidiary of Federated Hermes.

Mr. Peter J. Germain has served as Executive Vice President, Chief Legal Officer and Secretary of Federated Hermes since October 2017, as General Counsel from January 2005 through June 2021 and Vice President of Federated Hermes since January 2005. In his capacity as Chief Legal Officer, he oversees the delivery of legal, compliance, internal audit and risk management services to Federated Hermes and its affiliates. He also serves as a director, trustee or officer of various Federated Hermes subsidiaries. Mr. Germain also serves as Chief Legal Officer, Executive Vice President and Secretary of 31 investment companies managed by subsidiaries of Federated Hermes.
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
Mr. Saker A. Nusseibeh is a director and CEO of FHL. He joined FHL in 2009 and was appointed CEO in May 2012, after serving as acting CEO beginning in November 2011 and having previously served as Chief Investment Officer from 2009 through November 2011. He formerly served as Global Head of Equities at Fortis Investments USA, having initially been appointed as Head of Global Equities in 2005. He also serves as a Chairman of Private Markets and as a director or officer of certain FHL subsidiaries.
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
Mr. Theodore W. Zierden III has served as Vice President of Federated Hermes since July 2024. He has also served as the President-Administration of Federated Services Company since 2012. In such capacity, he manages the Global Technology Organization, data governance, investor services and financial planning and analysis, which includes responsibility for company-wide mergers and acquisitions. Mr. Zierden is also Executive Managing Director of the Federated Hermes Private Markets business.
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
Other Information
All references to the Notes to the Consolidated Financial Statements in this Form 10-K refer to those in Item 8 – Financial Statements and Supplementary Data (Consolidated Financial Statements). All other information required by this Item is contained in Note (4) to the Consolidated Financial Statements.
All cross-references between Items in this 10-K are considered to be incorporated into the Item containing the cross-reference.

ITEM 1A – RISK FACTORS
As an investment manager, risk is inherent to Federated Hermes’ business and offerings. U.S., UK, EU and other global financial/securities, capital, commodities, currency, real estate, credit and other markets (collectively, as applicable, markets), by their nature, are prone to uncertainty and subject participants to a variety of risks. If any of the following risks actually arise, Federated Hermes’ Financial Condition can be materially adversely affected. The risks described below are not the only risks to Federated Hermes’ business and offerings. Additional risks not presently known or that are currently considered immaterial can also adversely affect its Financial Condition.
Specific Risk Factors
Risks Related to Federated Hermes’ Investment Management Business and Offerings
Potential Adverse Effects of a Material Concentration in Revenue. At any point in time, a significant portion of Federated Hermes’ total AUM or revenue can be attributable to one or more of its investment offerings, or asset classes, or one or more customers with whom it has a relationship. See Note (4) to the Consolidated Financial Statements for information on material concentrations in Federated Hermes’ revenue. A significant and prolonged decline in the AUM of an offering, strategy, or asset class with a material concentration can have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these offerings and assets. Likewise, significant negative changes in Federated Hermes’ relationship with a customer or shareholder with a material concentration can have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this customer or shareholder. A significant change in Federated Hermes’ business and offerings, or a significant reduction in AUM due to regulatory developments and new or amended regulatory requirements, market changes, such as significant and rapid increases or decreases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, non-competitive performance, declines in asset values, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, continuing declining or prolonged periods of low short-term interest rates or negative interest rates or negative yields and resulting fee waivers, investor preferences for deposit products or other Federal Deposit Insurance Corporation (FDIC)-insured products, or certain exchange-traded offerings, index funds or other passive investment offerings, changes in offering fee structures, changes in relationships with customers, or other circumstances, can have a material adverse effect on Federated Hermes’ Financial Condition.
Potential Adverse Effect of Providing Financial Support to Investment Offerings. Federated Hermes can, from time to time, elect to provide financial support to its sponsored investment offerings. Providing such support utilizes capital that would otherwise be available for other corporate purposes or to satisfy certain applicable capital or liquidity adequacy requirements. Losses resulting from such support, or failure to have or devote sufficient capital to support offerings, can have a material adverse effect on Federated Hermes’ Financial Condition.
Risk of Federated Hermes’ Money Market Offerings’ Ability to Maintain a Stable Net Asset Value. Approximately 51% of Federated Hermes’ total revenue for 2024 was attributable to money market assets. An investment in money market funds is neither insured nor guaranteed by the FDIC or any other government agency. Federated Hermes’ retail and government/public debt money market funds, and its private and collective money market funds, seek to maintain a stable or constant NAV. Federated Hermes also offers non-U.S. low volatility NAV money market funds that seek to maintain a constant NAV, but will move to a four-digit NAV if such fund’s NAV falls outside of a 20-basis point collar. While stable or constant NAV money market funds seek to maintain a NAV of $1.00 per share, it is also possible to lose money by investing in these funds. Federated Hermes also offers institutional prime or municipal (or tax-exempt) money market funds which transact at a fluctuating NAV that uses four-decimal-places ($1.0000), and a short-term variable NAV non-U.S. money market fund. It is also possible to lose money by investing in these funds. Federated Hermes devotes substantial resources, such as significant credit analysis, integration of proprietary insights from fundamental investment analysis, including governance, environmental or social factors and engagement interactions (for many of its investment offerings) and attention to security valuation, in connection with the management of its offerings. However, the NAV of an institutional prime or municipal (or tax-exempt) money market fund, or variable NAV fund or, if the above described conditions are met, a low-volatility NAV money market fund, can fluctuate, and there is no guarantee that a government/public debt or retail (i.e., stable or constant NAV) money market fund will be able to preserve a stable or constant NAV in the future. Market conditions can lead to a limited supply of money market securities and severe liquidity issues and/or declines in interest rates or additional prolonged periods of low yields in money market offerings, and regulatory developments and regulatory requirements can lead to shifts in asset levels and mix, which can impact money market fund NAVs and performance. If the NAV of a Federated Hermes stable or constant NAV money market fund were to decline to less than $1.00 per share, or if the fluctuating NAV of an institutional prime or municipal (or tax-exempt) money market fund, or variable NAV money market fund or low-volatility NAV money market fund consistently or significantly declines to less than $1.0000 per share, such Federated Hermes money market fund would likely experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which can cause material adverse effects on Federated Hermes’ Financial Condition. Given U.S. money market fund reforms, significant redemptions on any day from Federated Hermes’ registered institutional prime or municipal (or tax-exempt) money market funds also may result in the imposition of discretionary or mandatory redemption fees, which would likely lead to further reductions in AUM, loss of shareholder confidence, and reputational harm, and can cause additional material adverse effects on Federated Hermes’ Financial Condition.
Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated Hermes competes in the management and distribution of investment offerings (such as the Federated Hermes Funds and Separate Accounts), stewardship services and real estate development services with other fund management companies and investment advisors, foreign, national, and regional broker/dealers, commercial banks, insurance companies and other institutions. Many of these competitors have substantially greater resources and brand recognition than Federated Hermes. Competition is based on various factors, including, among others, business reputation, investment performance, quality of service, engagement, carbon neutrality and other governance, environmental or social-related commitments and initiatives, the strength and continuity of management and selling relationships, distribution services offered, technological innovation (e.g., the use of financial technology, artificial intelligence, natural language processing, digital client engagement tools and data science), the ability to generate, validate and publish accurate reports in a timely manner, the ability to offer customers and shareholders 24/7 access to their funds, the type (e.g., passive- versus actively-managed, fund versus FDIC-insured deposits, governance, environmental or social factor integrated versus non-governance, environmental or social factor integrated) and range of offerings made available, fees charged, customer or shareholder preferences, political or other views surrounding governance, environmental or social-related offerings or governance, environmental or social factor integration, transformation, and investing, and geopolitical developments. As with any highly competitive market, competitive pricing structures are important. If competitors charge lower fees for similar offerings, Federated Hermes has reduced, or can further reduce, the fees on its own offerings (either directly on a gross basis or on a net basis through fee waivers) for competitive purposes in order to retain or attract customers and shareholders. Increased competition also can require changes in Federated Hermes’ business strategy or model, offerings, operational strategies, governance, environmental or social strategies and human resource management strategies to respond to competition from existing and new market innovations and competitors, which can increase expenses, create risks that such changes will not be successfully implemented, and cause Federated Hermes to not achieve its long-term strategic objectives. Such fee reductions, business strategy changes, or other effects of competition, or failures to adequately adjust to meet competition, can have a material adverse effect on Federated Hermes’ Financial Condition.
Many of Federated Hermes’ offerings are designed for use by institutions such as banks, insurance companies and other corporations. A large portion of Federated Hermes’ managed assets, particularly money market, fixed-income and alternative/private markets assets, are held by institutional investors. If the structure of institutional investment offerings, such as money market funds, changes or becomes disfavored by institutions, whether due to regulatory or market changes, competing offerings (such as FDIC-insured deposit products or non-transparent, actively managed ETFs) or otherwise, Federated Hermes could be unable to retain or grow market share and this can adversely affect Federated Hermes’ profitability and have a material adverse effect on Federated Hermes’ Financial Condition. Certain of Federated Hermes’ offerings also can be impact oriented and not suitable investments for certain fiduciary customers in the U.S. without obtaining appropriate consent. Certain customers or potential customers of Federated Hermes also can disfavor impact oriented or other governance, environmental or social offerings for political or other reasons. These factors can limit Federated Hermes’ ability to market or grow assets and this can adversely affect Federated Hermes’ future profitability and affect, potentially in a material way, Federated Hermes’ Financial Condition.
A significant portion of Federated Hermes’ revenue comes from providing offerings and strategies to the financial intermediary market, comprising over 10,000 institutions and intermediary customers worldwide. Federated Hermes’ future profitability will be adversely affected if it is unable to retain or grow its market share and can be adversely affected by consolidations in the banking and securities industries, as regulatory developments and regulatory requirements impact customers and shareholders.
Risks Related to the Development of New Offerings. Federated Hermes’ financial performance depends, in part, on its ability to develop, market and manage new investment and related offerings. The development and introduction of new offerings requires continued innovative efforts on Federated Hermes’ part and may require significant time and resources as well as ongoing support and investment. Substantial risks and uncertainties are associated with the introduction of new offerings, including the implementation of new and appropriate operational controls and procedures, shifting customer, shareholder and market preferences, the introduction of competing offerings and compliance with regulatory requirements. New offerings often must be in the marketplace for three or more years in order to generate the track records required to attract significant AUM inflows. Increasingly, customers and intermediaries are looking to investment managers to deliver investment outcomes tailored to particular circumstances and needs, and to augment traditional investment offerings with additional value-added services. A failure to innovate and introduce successful new offerings or to effectively manage the risks related to such offerings can impact Federated Hermes’ market share and cause reductions in AUM, loss of shareholder confidence and reputational harm, all of which can cause material adverse effects on Federated Hermes’ Financial Condition.
Potential Adverse Effects of Changes in Federated Hermes’ Distribution Channels. Federated Hermes acts as a wholesaler of investment offerings to its customers, including, for example, banks, broker/dealers, registered investment advisors and other financial planners. It also sells investment offerings, and stewardship services and real estate development services, directly to corporations, institutions, government agencies and other customers. There can be no assurance that any offering diversification efforts (whether to Federated Hermes’ fund line-up or geographically), governance, environmental or social positioning or investments in data and analytics to bolster Federated Hermes’ distribution efforts will be successful. There also can be no assurance that Federated Hermes will continue to have access to any customer that currently distributes its offerings, that its relationship with any one or more such customers will continue over time or on existing economic terms or that its sales or distribution efforts will achieve any particular level of success. The impact of Voluntary Yield-related Fee Waivers, other waivers for competitive purposes and related reductions in distribution expense can vary depending upon, among other variables, changes in distribution models, changes in such customers’ distribution fee arrangements, changes in customer or shareholder relationships and changes in the extent to which the impact of the waivers is shared by one or more customers. The cost of distribution as a percentage of total fund revenue remained flat at 28% in 2024 as compared to 2023.
Potential Adverse Effects of Declines in the Amount of or Changes in the Mix of Assets under Management. A significant portion of Federated Hermes’ revenue is derived from investment advisory fees, which are typically based on the value of managed assets and vary with the type of asset being managed, with higher fees generally earned on multi-asset and equity investment offerings than on alternative/private market, fixed income and money market offerings. Federated Hermes also can earn performance fees or carried interest on certain offerings and types of assets. Mutual fund and other fund offerings generally have higher advisory fees than Separate Accounts. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size or structure of the customer or shareholder relationship. Consequently, significant fluctuations in the number of shareholders or customers of Federated Hermes’ offerings, the value of securities or other investments held by, or the level of subscriptions to or redemptions from, the offerings advised by its advisory subsidiaries and overall asset mix among offerings, can materially affect AUM and thus Federated Hermes’ revenue, profitability and growth. Similarly, changes in Federated Hermes’ average asset mix across offerings or asset types have a direct impact on Federated Hermes’ revenue and profitability. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset fund offerings than the revenue earned from managed assets in equity, fixed-income and alternative/private markets fund offerings. A significant portion of Federated Hermes’ managed assets is in investment offerings that permit investors to redeem or withdraw their investment at any time. Capacity constraints, where the size of AUM in a particular offering or asset class make it more difficult to trade efficiently in the market, can result in certain offerings or asset classes being partially or fully closed to new investments, which can result in redemptions or a reallocation of assets to other offerings or asset classes. Changing market conditions, regulatory developments and regulatory requirements, among other factors, can cause a shift in Federated Hermes’ asset mix among different types of offerings or asset classes, such as towards money market and fixed-income offerings. Regulatory developments and regulatory requirements also can cause a shift between different types of offerings or asset classes, such as toward or between money market offerings or from money market offerings to other offerings. Each of the above factors can cause a decline in or otherwise affect, potentially in a material way, Federated Hermes’ Financial Condition.
Impairment Risk. At December 31, 2024, Federated Hermes had intangible assets including goodwill totaling approximately $1.1 billion, the vast majority of which represents assets capitalized in connection with acquisitions and business combinations. Federated Hermes might not realize the value of these assets. Management performs a review of the carrying values of goodwill and indefinite-lived intangible assets annually or when indicators of potential impairment exist and periodically reviews carrying values of other assets to determine whether events and circumstances indicate an impairment in value has occurred. A variety of factors could cause the carrying value of an asset to become impaired. For example, the value of an asset can be impacted if, among other factors, projected future revenue streams are reduced due to lower managed assets, increased projected expenses, higher discount rates or other changes in interest rates. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a noncash charge which would adversely affect Federated Hermes’ results of operations and Financial Condition for the period.
Potential Adverse Effects of Termination or Failure to Renew Advisory Agreements. A substantial majority of Federated Hermes’ revenue is derived from investment advisory agreements with Federated Hermes Funds (and to a lesser extent, sub-

advised mutual funds) registered under the 1940 Act that are terminable upon 60 days’ notice. In addition, each such investment advisory agreement must be approved and renewed annually by each mutual fund’s board of directors or trustees, including independent members of the board of directors or trustees, or its shareholders, as required by law. Failure to renew, changes resulting in lower fees under, or termination of, certain or a significant number of, these agreements can have a material adverse impact on Federated Hermes’ Financial Condition. As required by the 1940 Act, each investment advisory agreement with a mutual fund automatically terminates upon its assignment, although new investment advisory agreements can be approved by the mutual fund’s directors or trustees and, as required by law, shareholders. A sale or other transfer of a sufficient number of shares of Federated Hermes’ voting securities to transfer control of Federated Hermes can be deemed an assignment in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and can adversely affect Federated Hermes’ ability to realize the value of these agreements.
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
Risks Related to Interest Rates and Investment Performance
Potential Adverse Effects of Rising Interest Rates. Increases in interest rates can have an adverse effect on Federated Hermes’ revenue from money market, fixed-income, alternative/private markets and other investment offerings. The value of equity securities (such as dividend-paying equity securities) can rise and fall in response to changes in interest rates. In a rising short-term interest rate environment, certain investors using money market offerings or other short-duration fixed-income offerings for cash management purposes can shift these investments to direct investments in comparable instruments in order to realize higher yields. In addition, rising interest rates will tend to reduce the fair value of securities held in various offerings. Rising interest rates can also impact the value of intangible or other assets held on Federated Hermes’ financial records and contribute to financial impairment. Rising interest rates can also impact demand for, and cost to, finance real estate, and impact the value of, and returns on, real estate and other alternative offerings. Among other potential adverse effects, rising interest rates can result in decreased liquidity, inflation and decreased affordability, changes in customer or shareholder preferences, higher costs for borrowings and increased market volatility, and can negatively impact the performance of Federated Hermes’ offerings and revenue. Management cannot estimate the impact of rising interest rates (including, for example, on Federated Hermes’ revenue), but such impact can have a material adverse effect on Federated Hermes’ Financial Condition.

Potential Adverse Effects of Low Short-Term Interest Rates. In March 2020, in response to disrupted economic activity as a result of the outbreak of the coronavirus pandemic, the FOMC decreased the federal funds target rate range to 0% - 0.25%. The federal funds target rate drives short-term interest rates. As a result of the near-zero interest-rate environment, the gross yield earned by certain money market funds was not sufficient to cover all of the fund’s operating expenses. Beginning in the first quarter 2020, Federated Hermes began to incur Voluntary Yield-related Fee Waivers. These waivers were partially offset by related reductions in distribution expense as a result of Federated Hermes’ mutual understanding and agreement with third-party intermediary customers to share the impact of the Voluntary Yield-related Fee Waivers. In response to global economic activity and elevated inflation levels, the FOMC raised the federal funds target rate multiple times in 2022 and 2023, partially offset by reductions to the federal funds target rate in 2024. The range was 4.25% - 4.50% as of December 31, 2024, and as of January 29, 2025, the FOMC continued the range at that level. The rate increases in 2022 and 2023 eliminated the net negative pre-tax impact of the Voluntary Yield-related Fee Waivers by the second half of 2022. See Item 1A – Risk Factors – Specific Risk Factors – Risks Related to Federated Hermes’ Investment Management Business and Offerings – Potential Adverse Effects of Increased Competition in the Investment Management Business for information on competitive waivers currently being implemented by Federated Hermes, other than the Voluntary Yield-related Fee Waivers.
Voluntary Yield-related Fee Waivers are calculated as a percentage of AUM in certain money market funds and thus can vary depending upon the asset levels and mix in such funds. While the level of fee waivers is impacted by various factors, as an isolated variable, increases in short-term interest rates that result in higher yields on securities purchased in money market funds would likely reduce the negative pre-tax impact of these waivers. Conversely, as an isolated variable, decreases in short-term interest rates that result in lower or negative yields on securities purchased in money market funds generally would result in an increase in these fee waivers for certain money market funds and the negative pre-tax impact of these waivers. In that case, Federated Hermes can be required to implement structural changes to certain money market funds and incur additional expenses associated with implementing such changes. Any increases in yields due to increases in interest rates and resulting decreases in fee waivers, or any decreases in yields due to decreases in interest rates and resulting increases in fee waivers, would be uncertain and not directly proportional. The level and actual amount of fee waivers, and the resulting negative impact of these fee waivers, are contingent on a number of variables, such as changes in assets within the money market funds, changes in yields available for purchase by such funds, changes to the level of government stimulus programs which can result in the issuance of additional Treasury debt instruments, actions by the FOMC, the USDT, the SEC, the FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market assets, changes in customer or shareholder relationships, changes in money market offerings structures, demand for competing investment offerings, changes in the distribution fee arrangements with third parties, Federated Hermes’ willingness to implement, or, when applicable, continue, Voluntary Yield-related Fee Waivers and changes in the extent to which the impact of the waivers is shared by third parties. In any period, a combination of variables can impact the amount of Voluntary Yield-related Fee Waivers, if any, and the actual amount and resulting negative impact of future fee waivers, if any, can vary significantly from period to period.
With regard to asset mix, changes in the relative amount of assets in prime and government money market funds (or between such funds and other money market funds or other investment offerings), as well as the mix among certain share classes that vary in pricing structure, can impact the level of fee waivers. Generally, prime funds will waive less than government funds due to higher gross yields on their underlying investments. As such, as an isolated variable, an increase in the relative proportion of average managed assets invested in prime funds as compared to total average money market fund assets should typically result in lower Voluntary Yield-related Fee Waivers. The inverse would also be true.
Federated Hermes did not incur Voluntary Yield-related Fee Waivers for the years ended December 31, 2024 or 2023. The duration, level and impact of an interest rate decline or future Voluntary Yield-related Fee Waivers can have a material adverse effect on Federated Hermes’ Financial Condition.
Potential Adverse Effects of Poor Investment Performance. Success in the investment management business is largely dependent on the investment performance of Federated Hermes Funds, Separate Accounts, or other investment offerings relative to market conditions and competing offerings. Investment performance also depends on the quality of investment selection, proper valuation of investments, liquidity management, and the performance of the portfolio companies and other investments in which Federated Hermes’, shareholders’ and customers’ assets are invested. The value and performance of the portfolio companies in which Federated Hermes’, shareholders’ and customers’ assets are invested also can be adversely impacted, potentially in a material way, by climate, social, environmental, governance and geopolitical changes, or other factors, which, in turn, can adversely impact Federated Hermes’ and its offerings’ performance. Good performance generally assists retention and growth of AUM, resulting in additional revenues. Good performance can also result in performance fees or carried interest being earned on certain offerings. Conversely, poor performance, or the failure to meet the investment objectives and policies of offerings, tends to have the opposite effect. There can be no guarantee that any offering, or underlying investment, will be successful or have good performance. An offering being, or becoming, an unsuitable offering for a customer or shareholder, whether due to changes in investment objectives or otherwise, also tends to result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. For certain offerings, failure to integrate and apply acceptable governance, environmental or social standards, carbon neutrality or climate change strategies, or sustainability or responsible investment principles, can be considered in determining, or result in, poor performance, and result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. The failure to earn performance fees, carried interest and/or other fees results in a corresponding decrease in revenues to Federated Hermes. Poor performance can, therefore, have a material adverse effect on Federated Hermes’ Financial Condition. Market conditions, such as volatility, illiquidity and rising or falling interest rates, among others, can adversely affect the performance of certain quantitative or other offerings, asset classes or sectors. Limitations imposed by certain customers, trade agreements and government-imposed restrictions, such as those on investments in certain countries or companies, can limit investment opportunities and negatively affect performance. Performance also can be adversely affected by inferior security selection, human error, government or issuer financial constraints, climate change that impacts portfolio company performance, pandemics or other unexpected events, and other factors. The effects of poor performance on Federated Hermes can be magnified where assets, customers or shareholders are concentrated in certain offerings, asset classes or sectors. Changes in foreign currency exchange rates and poor performance of investments made by Federated Hermes, or derivatives (including, for example, hedges or forward contracts) or other financial transactions entered into by Federated Hermes, can result in investment or capital losses and materially adversely affect Federated Hermes’ Financial Condition.
Risk Related to Federated Hermes’ Corporate Structure
Status as a Controlled Company. Federated Hermes has two classes of common stock: Class A, which has voting power; and Class B, which is non-voting except in certain limited circumstances. All of the outstanding shares of Class A common stock are held by the Voting Shares Irrevocable Trust for the benefit of certain members of the Donahue family. The three trustees of this trust are Federated Hermes’ President and CEO and Chairman of the board of directors, J. Christopher Donahue, his brother, Thomas R. Donahue, Federated Hermes’ Vice President, Treasurer and Chief Financial Officer and a director, and Ann C. Donahue, the wife of J. Christopher Donahue. Accordingly, Federated Hermes qualifies as a “controlled company” under Section 303A of the NYSE Listed Company Manual. As a controlled company, Federated Hermes qualifies for and relies upon exemptions from several NYSE corporate governance requirements, including requirements that: (1) a majority of the board of directors consists of independent directors; and (2) the entity maintains a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. As a result, while Federated Hermes’ board of directors may from time to time have a majority of independent directors, Federated Hermes’ board of directors is not required to have (and, as of December 31, 2024, did not have) a majority of independent directors. It also does not maintain a nominating/corporate governance committee. Federated Hermes is also exempt as a “controlled company” from certain additional independence requirements and responsibilities regarding compensation advisors applicable to Compensation Committee members. While Federated Hermes believes its dual-class structure is appropriate and benefits its shareholders, and should be a factor taken into account by shareholders when investing in Federated Hermes, as a company with a dual-class structure, Federated Hermes can be excluded from certain financial indexes, which can result in decreased investments in its Class B common stock and adversely affect its stock price.
General Risk Factors
Economic and Market Risks
Potential Adverse Effects of a Decline or Disruption in the Economy or Markets. Economic or market downturns, deficits, disruptions, or other conditions (domestic or international) can cause volatility, illiquidity and other potential adverse effects in the markets. Such conditions also can adversely affect, potentially in a material way, the supply of investments, such as money market or municipal (tax-exempt) securities and the profitability and performance of, demand for, and investor confidence in investment offerings. Such economic or market downturns, deficits, disruptions or other conditions can include, for example, disruptions in the markets, defaults or poor performance in certain sectors of the economy, changes in the levels of consumer spending and personal savings, unemployment, excessive or unsustainable corporate or emerging market debt levels, increased personal, business or government/municipality bankruptcies, supply chain disruptions, the commencement, continuation or ending of government policies and reforms, stimulus programs and other market-related actions, quantitative easing or tightening, or other changes in monetary policy, central bank changes in risk perception or activism through continued, high/rising deficits, market wariness, increased or decreased ownership, exchange, cancellation or issuance of debt or other means, increased regulation or the pace of new regulation or deregulation, changes in interest rates, changes in oil prices or other changes in commodity markets or prices, changes in currency values, changes in property values and financial costs, or exchange rates or currency abandonment, inflation, deflation, or stagflation, index changes, widening bid/ask spreads, changes in the allocation of capital to market-making, restructuring of government-sponsored entities, imposition of economic sanctions or government-imposed investment restrictions, trade friction or trade wars and increased trade tariffs, economic or political weakness, political turmoil, changes in political views on governance, environmental or social-related matters, geopolitical tensions (such as between the U.S. and Russia, China, Iran and North Korea) or military escalation (such as Russia’s invasion of Ukraine or the Israel-Hamas war) or other instability in certain countries or regions, technology-related or cyber-attacks or incidents, terrorism, climate change, the prospects for or concerns about any of the foregoing factors or events, or other factors or events that affect the markets. Each of the above factors, among others, can cause or contribute to volatility, illiquidity, economic or market downturns, loss of value, market and supply-chain disruptions, or other conditions and have potentially adverse effects. For example, increased sanctions or tariffs (or the threat thereof) can result, among other effects, in currency devaluation, credit rating downgrades, decreased liquidity, increased volatility, asset freezes, or retaliatory actions, which can exacerbate cybersecurity, market and other risks. See also Item 1A – Risk Factors – General Risk Factors – Other General Risks – Potential Adverse Effects of Unpredictable Events or Consequences.
In addition, Federated Hermes’ offerings, and their portfolio holdings, can be adversely affected, potentially in a material way, by changes in U.S., UK, EU or other markets, downgrades of U.S., UK or other countries’ credit ratings, the U.S. debt limit or other developments in the U.S., UK, and other countries as well as by actual or potential deterioration in international sovereign or other market conditions.
At December 31, 2024, Federated Hermes’ liquid assets of $694.1 million included investments in certain money market and fluctuating NAV Federated Hermes Funds that can have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes and its money market and other Federated Hermes Funds also interact with various other financial industry participants, such as counterparties, broker/dealers, banks, clearing organizations, other investment offerings, service providers, customers, and shareholders, as a result of operations, trading, distribution, and other relationships. As a result, Federated Hermes’ Financial Condition can be adversely affected by the creditworthiness or financial soundness of other financial industry participants, particularly in times of stress or disruption. There can be no assurance that any potential losses realized as a result of these exposures will not have a material adverse effect on Federated Hermes’ Financial Condition. The ability of Federated Hermes to compete and sustain asset and revenue growth is dependent, in part, on the relative attractiveness of the types of investment offerings it distributes or markets, and their performance under prevailing market conditions. Adverse market conditions or other events also can impact Federated Hermes’ customers and shareholders. In the event of extreme circumstances, such as economic, political, or business crises, Federated Hermes’ offerings can suffer significant net redemptions in AUM causing severe liquidity issues in its short-term, fixed-income or certain other offerings and declines in the value of and returns on AUM, all of which can cause material adverse effects on Federated Hermes’ Financial Condition.
Custody, depository and portfolio accounting services for the Federated Hermes Funds generally are outsourced to third-party financial institutions. Accounting records for the Federated Hermes Funds are maintained by these service providers. These service providers, or other service providers of Federated Hermes and its offerings, customers, or shareholders, can also be adversely affected by the adverse market conditions described above. It is not possible to predict the extent to which the services or products Federated Hermes or its offerings receive from such service providers would be interrupted or affected by such situations. Accordingly, there can be no assurance that a potential service interruption or Federated Hermes’ ability to find a suitable replacement would not have a material adverse effect on Federated Hermes’ Financial Condition.
No Assurance of Access to Sufficient Liquidity or Capital. From time to time, like other companies, Federated Hermes’ operations (including corporate initiatives, such as stock repurchases, acquisitions and other corporate actions) can require more cash than is available from operations. In these circumstances, it can be necessary to borrow from lending facilities or to raise capital by securing new debt or by selling Federated Hermes equity or debt securities. Certain subsidiaries of Federated Hermes, such as its non-U.S. subsidiaries, also can be required to maintain a specified level of liquidity or regulatory capital. Federated Hermes’ ability to raise additional capital in the future will be affected by several factors including, for example, its creditworthiness and credit ratings and the market value of its common stock, as well as interest rates and general market conditions. There can be no assurance that Federated Hermes will be able to obtain or maintain necessary capital or obtain these funds and financing on acceptable terms, if at all. If Federated Hermes cannot obtain or maintain necessary capital or obtain such funds and financing, it can have a material adverse effect on Federated Hermes’ Financial Condition. If a Federated Hermes Fund requires liquidity to meet shareholder redemptions or for other reasons, there also can be no assurance that such Federated Hermes Fund will be able to access any available line of credit, rely on inter-fund lending arrangements or access other sources of liquidity on acceptable terms, or at all, and, if such a Federated Hermes Fund cannot obtain sufficient liquidity, it can have a material adverse effect on such Federated Hermes Fund, result in redemptions and a corresponding reduction in Federated Hermes’ AUM and Federated Hermes’ revenue. While not obligated, if Federated Hermes decides to provide credit support to a Federated Hermes Fund, Federated Hermes’ liquidity and income can be adversely impacted. These factors can have a material adverse effect on Federated Hermes’ Financial Condition.
Regulatory and Legal Risks
Potential Adverse Effects of Changes in Laws, Regulations and Other Regulatory Requirements. Like other companies, Federated Hermes and its investment management business are (and any new business line commenced or acquired by Federated Hermes would be) subject to extensive regulation both within and outside the U.S. Federated Hermes and its investment offerings (such as the Federated Hermes Funds), are subject to various U.S. and non-U.S. regulatory requirements. In the U.S., such regulatory requirements include, among others, the federal securities laws, principally the 1933 Act, the 1934

Act, the 1940 Act and the Advisers Act; state laws regarding securities fraud and registration; and regulations or other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges, both domestically and internationally. From time to time, applicable securities laws can be amended substantially.
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
Federated Hermes, and its business and offerings, engaged in, domiciled or offered outside of the U.S. are subject to foreign regulatory requirements, which are promulgated or amended from time to time by foreign regulatory or other authorities, such as the FCA for London-based operations, the CBI for Dublin-based operations, the CIMA for Cayman Island offerings, and the CSSF for Luxembourg offerings. In addition, Federated Hermes’ stewardship (including engagement and proxy recommendation) services can be impacted by securities laws, proxy advisor regulations, antitrust or competition laws, governance, environmental or social-related laws, and other regulatory requirements, as well as Congressional or regulatory/government inquiries, examinations, hearings, investigations, or enforcement actions.
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
As Federated Hermes’ business and offerings grow (whether organically or through acquisition, new offerings being distributed or marketed, increased market values of assets held by or in offerings, expansion into new countries, jurisdictions or markets, or otherwise), Federated Hermes’ offerings and operations need to comply with applicable regulatory requirements, which increases compliance risk and operating expenses, including reporting risks and the costs associated with compliance. The pace of the issuance and adoption/enactment of new regulatory developments and regulatory requirements, overlapping compliance deadlines, and actual or potential conflicts amongst requirements and regulatory approaches across or among the various jurisdictions where Federated Hermes operates, and its offerings are distributed or marketed, compound compliance risks, internal and external resource requirements, and operational costs. Compliance risk, internal and external resource requirements, and operating expenses also can increase as Federated Hermes continues to expand its use of governance, environmental or social, sustainability, stewardship or other data inputs or investment techniques in providing its offerings, as well as when markets, customer or shareholder requirements, support models and technology increase in complexity. Federated Hermes has taken steps to integrate the proprietary insights from fundamental investment analysis, including governance, environmental or social factors and engagement interactions, into many of its offerings. Related compliance expense is further exacerbated by the increasing spectrum of governance, environmental or social disclosure requirements that can differ between jurisdictions, countries and markets, as well as jurisdiction-specific legislation affecting the ability to utilize certain (e.g., non-material) governance, environmental or social research factors to manage certain customer assets (such as state government or pension fund assets). Failure to comply with legal and regulatory requirements, or changes to legal and regulatory requirements, whether due to conflicts of interest, breaches of fiduciary duty, trading on the basis of material nonpublic information, other improper conduct by employees or service providers, inadequate processes, procedures and controls, or other causes, can impact market integrity, customer or shareholder outcomes and satisfaction, performance and Federated Hermes’ reputation, as well as its compliance with its investment advisory and other agreements, licensing requirements and governance and compliance policies, and result in lost business, fines, penalties or other sanctions. Significant or repeated failures also can change Federated Hermes’ regulators’ views of, and relationship with, Federated Hermes. Regulators or other government bodies also have undertaken or could undertake examinations, investigations, inquiries, hearings and/or enforcement actions involving investment management industry participants, such as Federated Hermes and its offerings. Regulators also can adopt new or different interpretations of regulatory requirements, either through formal rulemaking or informally through enforcement proceedings, no-action letters, or exemptive orders or through providing comments to filings, which can negatively affect, potentially in a material way, Federated Hermes’ offerings or its ability to operate.
Federated Hermes expends internal and external resources to respond to examinations, Congressional/government inquiries and investigations, to defend hearings and enforcement actions, and to resolve comments from regulators, which increases operating expenses, including professional fees and costs of compliance. Federated Hermes continues to monitor and evaluate the impact of the regulatory developments and regulatory requirements discussed above (and in Item 1- Business – Regulatory Matters) on Federated Hermes’ Financial Condition. Among other potential impacts, regulatory developments and requirements have increased, and could continue to increase, in addition to compliance risks and compliance costs, the costs associated with technology, legal, operations and other efforts to address regulatory-related matters. Deregulation also is a possibility. Regulatory developments and requirements also have caused, and can continue to cause: (1) certain offering line-up, structure, pricing and product development changes; (2) changes in the ability to utilize “soft dollars” to pay for certain research and brokerage services (rather than Federated Hermes paying for such services directly); (3) money market, equity, fixed-income, alternative/private markets and multi-asset offerings becoming less attractive to institutional and other investors; (4) reductions in the Federated Hermes Funds offered by intermediary customers; (5) changes in fees charged, asset flows, levels and mix, and customer or shareholder relationships; and (6) reductions in AUM, revenues and operating profits. For example, certain money market funds or other offerings can become less attractive to institutional or other investors, which can change asset mix and reduce AUM, revenues and operating income. Changes in money market fund regulation increases this risk.
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
In addition, the Dodd-Frank Act provides for a systemic risk regulation regime under which it is possible that Federated Hermes, and/or any one or more of its offerings could be subject to designation as a systemically important financial institution (SIFI) by the FSOC. Similarly, it is possible that the FSB could designate Federated Hermes, and/or one of its offerings (such as the non-U.S. Federated Hermes Funds), as a non-bank, non-insurance company global SIFI. Among other potential impacts, any such designation would result in Federated Hermes and/or its offerings being subject to additional banking regulation and bank-oriented measures and oversight by the Board of Governors of the Federal Reserve System or FSB. Any such designation of Federated Hermes or one or more of its offerings (particularly money market funds) would be detrimental to Federated Hermes’ business and offerings, and can materially and adversely affect Federated Hermes’ Financial Condition.
In addition, a FTT, particularly if enacted with broad application in the UK or EU, or the U.S., would be detrimental to Federated Hermes’ business and offerings.
Changes in regulatory developments and regulatory requirements, and related regulatory supervision, domestically and abroad, as well as market conditions, also have impacted, and/or can impact, Federated Hermes' service providers, intermediaries and other customers, shareholders and other third parties with whom Federated Hermes, and its offerings, conduct business, as well as their preferences, and their businesses. For example, provisions of the Dodd-Frank Act or Regulation Best Interest can affect customers’ sale or use of Federated Hermes’ offerings. Among other potential impacts, these changes are affecting, and can continue to affect, Federated Hermes’ arrangements with these customers, and can continue to increase fee pressure, reduce the number of Federated Hermes offerings made available by them, cause certain other customers or shareholders to favor passive offerings over actively managed offerings, increase respective operating expenses and distribution costs, result in lower AUM, change asset flows, levels and mix, and otherwise affect the conduct of Federated Hermes’ or such customers’ businesses. These changes resulted, and will likely continue to result, in Federated Hermes or one or more of these third parties seeking to restructure or alter their compensation or other terms of the business arrangements between Federated Hermes or its offerings and one or more of these third parties. In addition, these developments have caused, and/or can cause, certain offering line-up, structure, pricing and product development changes, as well as money market, equity, fixed-income, alternative/private markets or multi-asset offerings to be less attractive to institutional and other investors, reductions in the number of Federated Hermes Funds offered by intermediaries, changes in the fees Federated Hermes, retirement plan advisors and intermediaries will be able to earn on offerings sold to retirement plan clients, changes in work arrangements and facility-related expenses, and reductions in AUM, revenues and operating profits. In addition, these developments have caused, and/or can cause, changes in asset flows, levels and mix, as well as customer and service provider relationships. Further analysis and planning, or additional refinements to Federated Hermes' offering lineup, investment management services and business practices, can be required in response to market conditions, customer preferences or new or modified regulatory developments and regulatory requirements. The above factors can have a material adverse impact on Federated Hermes’ Financial Condition.
For a further discussion of U.S. and international regulatory developments and regulatory requirements that can impact Federated Hermes and its business and offerings, see Item 1 – Business – Regulatory Matters.
Federated Hermes’ business and offerings also have been, and will continue to be impacted by changes in tax laws. Any repeal of U.S. tax laws that allow ETFs to receive favorable treatment of certain redemptions can adversely impact Federated Hermes’ ETF offerings and business. When tax laws are amended to increase taxes applicable to Federated Hermes, its offerings, customers, shareholders and service providers, the increased tax expense can have an adverse impact, potentially in a material way, on Federated Hermes’ offerings’ and strategies’ performance, AUM, and service provider fees, and Federated Hermes’ Financial Condition. The failure to properly calculate, report and remit such taxes also can subject Federated Hermes, its offerings, customers, shareholders and service providers to additional tax liability, fines and penalties. In addition, various service industries, including, for example, mutual fund service providers, have been, and continue to be, the subject of changes in tax policy that impact their state and local tax liability. Changes that have been adopted or proposed include (1) an expansion of the nature of a service company’s activities or services that subject it, or Federated Hermes or its offerings, to tax in a jurisdiction, (e.g., income, sales, use or other types of taxes), (2) a change in the methodology by which multi-state companies apportion their income between jurisdictions, and (3) a requirement that affiliated companies calculate their state tax as one combined entity. As adopted changes become effective and additional jurisdictions enact similar changes, among other potential impacts, there can be a material adverse effect on Federated Hermes’ tax liability and effective tax rate and, as a result, net income. Tax changes also can adversely affect Federated Hermes’ offerings and Financial Condition.
Potential Adverse Effects of Litigation, Investigations, Proceedings and Other Claims. Like other companies, Federated Hermes, and its offerings (such as the Federated Hermes Funds and Federated Hermes’ stewardship business), can be subject to regulatory or Congressional/government examinations, inquiries, investigations, hearings, enforcement actions, litigation and other claims and proceedings. Regarding examinations, Federated Hermes and its offerings are subject to routine, sweep and other examinations, inquiries, investigations, proceedings (administrative, regulatory, civil, or otherwise) and other claims by its regulators (regulatory claims). Federated Hermes and its offerings also can be subject to employee, former employee, customer, shareholder and other third-party, complaints, proceedings (such as civil litigation) and other claims (business-related claims). As Federated Hermes’ business and offerings grow (whether organically or through acquisition, growth in AUM, or new offerings being distributed or marketed, or otherwise), the attention and resources devoted to compliance, and the possibility of noncompliance, can increase. The attention and resources devoted to compliance, and the possibility of noncompliance, as well as the threat of Congressional/government inquiries, investigations, hearings, or enforcement actions, or other litigation, also can increase as Federated Hermes uses governance, environmental or social, sustainability, stewardship or other data inputs or investment techniques in providing its offerings, enters new countries, jurisdictions, or markets, and offers financial investment offerings, as well as when markets, customer requirements, support models and technology increase in complexity. Federated Hermes has business-related claims asserted and threatened against it, and Federated Hermes and its offerings are subject to certain regulatory claims (such as routine and sweep examinations and other inquiries), in the ordinary course of business. In addition, Federated Hermes, and its offerings, can be subject to business-related claims, claims related to Federated Hermes sponsorship or management of, or inclusion of proprietary offerings in, its 401(k) plan or other benefit plans, and administrative, regulatory, or civil investigations and proceedings or other regulatory claims, outside of the ordinary course of business. For example, in August 2023, a class action lawsuit was filed, on behalf of the Federated Hermes, Inc. Employees Profit Sharing/401(K) Plan (Plan), in the U.S. District Court for the Western District of Pennsylvania (Western District) against Federated Hermes and certain other defendants alleging breach of their fiduciary duties of prudence and loyalty, and certain other causes of action, relating to administering the Plan. Federated Hermes, and a subsidiary, also filed suit in the Western District against its first two primary insurance carriers relating to Federated Hermes’ claims for coverage of certain losses incurred.
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
Operations-Related Risks
Operational Risks. Like other companies, Federated Hermes’ business, offerings and operations are supported internally and through management of relationships, including, for example, outsourcing relationships, with various third-party service providers, both domestically and internationally. In turn, service providers’ operations rely on additional relationships with other third parties. Operational risks include, but are not limited to: improper, inefficient, or unauthorized execution, processing, pricing and/or monitoring of transactions; inadequate, inefficient, inflexible, non-resilient, deficient or non-scalable technology, processes, operating systems, security or other infrastructure, resources or controls; poor performance by internal resources or third party service providers; failure to appropriately attract, retain, train, supervise and promote the wellbeing and resiliency of qualified human capital resources, whether internal or external; failure to perform due diligence on third party service providers (particularly when due diligence is conducted remotely); business disruptions; supply chain disruptions (whether within Federated Hermes or third party); employee turnover (particularly involving executives, management or other key employees); failure to effectively upgrade or patch, or decommission, integrate, or modernize, technology or transition to a “cloud-based” environment; inadequacies or breaches in Federated Hermes’, its investment offerings’ or a service provider’s governance policies or internal control processes; unauthorized disclosure or manipulation of, or access to, confidential, proprietary or non-public personal or business information; unauthorized access to accounts, applications or systems; and noncompliance with regulatory requirements, investment mandates and related investment parameters or customer-imposed restrictions. As Federated Hermes’ and its relevant service providers’ businesses expand or become more complex and require additional scalability or customization, operational risk increases. There is a risk that changes (including upgrades or patches) in operational systems, models and business processes are not completed correctly or in a controlled, timely, integrated or effective manner. These types of changes also give rise to other risks, such as the risk that an employee, service provider or third party, or group of employees, service providers or third parties, can intentionally or unintentionally compromise the integrity or security of confidential, proprietary or personal information or other data of Federated Hermes, its employees or its customers, shareholders, or service providers. Management relies on its service providers and employees, systems, and business continuity plans, to comply with established procedures, controls, regulatory requirements, investment parameters or customer-imposed restrictions. Breakdown or improper use of systems, human error or improper action by employees or service providers, or noncompliance with regulatory requirements, investment parameters or customer-imposed restrictions, can cause material adverse effects on Federated Hermes’ Financial Condition.
Systems, Technology and Cybersecurity Risks. Like other companies, Federated Hermes utilizes software and related technologies throughout its business, including, for example, both proprietary systems and those provided by outside service providers. Service providers to whom certain services, functions or responsibilities are outsourced by or for, and customers and shareholders of, Federated Hermes and its offerings, and third parties on which such service providers, customers and shareholders rely, also utilize software and related technologies in their businesses. Federated Hermes continues to increase its investment in systems and technology, including externally hosted or cloud-based systems and technology, and its reliance on third parties, for investment management and trading operations, information and data management and governance, disaster recovery, compliance, and other areas of its business, and continues to explore innovative technological solutions and offerings involving artificial intelligence and financial technology. Federated Hermes has adopted a measured approach to artificial intelligence technology given reliability, cybersecurity, and other concerns, and it is possible that competitors will more quickly or effectively implement the use of artificial intelligence technology giving them a competitive advantage over Federated Hermes. Unanticipated issues also can occur with any software, system or other technology and it is not possible to predict with certainty all of the adverse effects that can result from a failure of Federated Hermes or a third party to address technology or computer system problems. Along with cyber incidents described more fully below, business changes, data or model imprecision, control failures, obsolescence, software or other technology malfunctions, severe weather, natural disaster or other climate conditions, human error, programming inaccuracies and similar or other circumstances or events can impair the performance of systems and technology or render them non-available. Systems and technology risk has increased as Federated Hermes’ systems and technology are integrated and deployed on an enterprise-wide basis. There can be no assurance that potential system interruptions, other technology-related issues, or the cost necessary to rectify the problems would not have a material adverse effect on Federated Hermes’ Financial Condition.
In addition, like other companies, Federated Hermes’ business and offerings rely on the security and reliability of information and communications technology, systems and networks. Federated Hermes uses digital technology, including, for example, networked systems, email, and the internet, to conduct business operations and engage, distribute or market offerings, accounts, customers, employees, shareholders, and relevant service providers, among others. The use of the internet and other electronic media, computers and technology expose Federated Hermes, its business, offerings, accounts, customers, employees, shareholders, service providers and other third parties, and their respective operations, to risks from frequent cybersecurity attacks, events, or incidents (cyber incidents). Federated Hermes and relevant service providers collect, maintain, and transmit confidential, proprietary, and non-public personal customer, shareholder, business, offering, and employee information (such as in connection with online account access and performing investment, reconciliation, transfer agent, custodian and other recordkeeping and related functions) that can be targeted by cyber incidents. Hybrid work environments increase the risk of cyber incidents given the increase in cyber-attack surface stemming from the use of non-office or personal devices and technology. Federated Hermes, and its investment offerings and certain service providers, also generate, compile and process information for purposes of preparing and making filings or reports to governmental agencies or providing reports or statements to customers or shareholders, and a cyber incident that impacts that information, or the generation and filing processes, can prevent required filings, reports or statements from being made or delivered in any case accurately, on a timely basis or at all. Cyber incidents involving Federated Hermes or its offerings or service providers, regulators, or exchanges to which confidential, personally identifiable, or other information is reported or filed also can result in unauthorized disclosure or compromise of, or access to, such information.
Cyber incidents can result from human error or intentional (or deliberate) attacks or unintentional events by insiders (e.g., employees) or third parties, including cybercriminals, competitors, nation-states and “hacktivists,” among others. Cyber incidents can include, for example, phishing, credential harvesting or use of stolen access credentials, unauthorized access to systems, networks or devices (for example, through hacking activity), structured query language attacks, infection from or spread of malware, ransomware, computer viruses or other malicious software code, corruption of data, exfiltration of data to malicious sites, the dark web or other locations or threat actors, the use of fraudulent or fake websites, and other attacks (such as denial-of-service attacks on websites), which shut down, disable, slow, impair or otherwise disrupt operations, business processes, technology, connectivity or website or internet access, functionality or performance. In addition to intentional cyber incidents, unintentional cyber incidents can occur (for example, the inadvertent release of confidential or non-public personal information). Changes to Federated Hermes’ business, offerings, processes, systems, or technology, if not implemented or integrated properly, can increase cyber incident vulnerability.
Like other companies, Federated Hermes has experienced, and will continue to experience, cyber incidents on a daily basis. As of December 31, 2024, cyber incidents have not had a material adverse effect on Federated Hermes’ Financial Condition. Cyber incidents can affect, potentially in a material way, Federated Hermes’ relationships with its offerings, accounts, customers, employees, shareholders, relevant service providers and other third parties. A cyber incident can cause Federated Hermes, its business, offerings, accounts, customers, employees, shareholders or relevant service providers, or other third parties, to lose proprietary, sensitive, confidential or non-public business offering, account, customer, employee, shareholder, or personal information, or intellectual property, suffer data corruption or business interruption, impair data coverage or quality, lose operational capacity (for example, the loss of the ability to process transactions, generate or make filings or deliver reports or statements, calculate NAVs, or allow the transaction of business, or other disruptions to operations), and/or fail to comply with applicable privacy and other regulatory requirements. Among other potentially harmful effects, cyber incidents also can result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems. Any cyber incident can cause lost revenues, the occurrence of other financial losses, diminished future cash flows, significant increases in compliance or other costs or expenses (such as costs associated with compliance with cybersecurity regulatory requirements, protection, detection, remediation and corrective measures, and credit monitoring for impacted individuals), exposure to increased litigation and legal risks (such as regulatory actions and penalties, and breach of contract or other litigation-related fees and expenses), reputational damage, damage to employee perceptions of the company, damage to competitiveness, stock price and shareholder value, and other negative or adverse impacts. Cyber incidents affecting issuers in which Federated Hermes’ or its customers’ or shareholders’ assets are invested also can cause such investments to lose value. Any of these cyber incidents can become incrementally worse if they were to remain undetected for an extended period of time.
The operating systems of Federated Hermes, and its offerings, customers, shareholders, and relevant service providers are dependent on the effectiveness of information security policies and procedures (both at Federated Hermes and its service providers) which seek to ensure that such systems are protected from cyber incidents. Federated Hermes has established a committee to oversee Federated Hermes’ information security and data governance efforts, and updates on cyber incidents and risks are reviewed with relevant committees, as well as Federated Hermes’ board of directors (or a committee thereof), on a periodic (generally quarterly) basis (and more frequently when circumstances warrant) as part of risk management oversight responsibilities. Federated Hermes has, and believes its offerings and its service providers have, established risk management systems that are reasonably designed to seek to reduce the risks associated with cyber incidents. Federated Hermes employs various measures aimed at mitigating cyber risk, including, among others, use of firewalls, system segmentation, system monitoring, virus scanning, periodic penetration testing, employee phishing training and an employee cybersecurity awareness campaign. Among other service provider management efforts, Federated Hermes conducts due diligence on key service providers relating to cybersecurity. However, there is no guarantee that such efforts will be successful, either entirely or partially, as there are limits on Federated Hermes’ ability to prevent, detect, or mitigate cyber incidents. Among other reasons, the cybersecurity landscape is constantly evolving, the nature of malicious cyber incidents is becoming increasingly sophisticated and Federated Hermes, and its relevant affiliates and offerings, cannot control the systems and cybersecurity systems and practices of issuers, relevant service providers or other third parties. Federated Hermes’ risk from cyber incidents also can increase as a result of expansion into new markets, jurisdictions or countries, acquisitions, new technology, or previously unexploited vulnerabilities in software or related patches becoming activated (or “weaponized”) by hackers.
While Federated Hermes has obtained cyber-insurance, there is no guarantee that a particular incident would be covered by such insurance. In certain circumstances, insurance coverage might not be available or sufficient, or deductible amounts might not be exceeded, and Federated Hermes or its offerings could have to bear the costs related to claims or any losses or other liabilities resulting from a cyber incident.
While Federated Hermes cannot predict the financial or reputational impact to its business or offerings resulting from any cyber incident, depending upon its nature, magnitude and severity, the occurrence of a cyber incident, or a similar situation or incident, can have a material adverse effect on Federated Hermes’ Financial Condition. The internal and external resources and efforts necessary to implement system and technology upgrades, decommissions, integrations, and modernizations, data governance and management, and cybersecurity policies, procedures and measures, as well as service provider management, have increased, and will continue to increase, Federated Hermes’ operating expenses, and can adversely affect, potentially in a material way, Federated Hermes’ Financial Condition.
Artificial Intelligence Risks. Federated Hermes has begun using artificial intelligence and machine learning technologies to enhance certain workflows and processes used in its business. Artificial intelligence is still in its early stages, and the introduction and incorporation of artificial intelligence technologies may result in unintended consequences or other new or expanded risks and liabilities. If the content, analyses, or recommendations that artificial intelligence applications assist in producing are, or are alleged to be, deficient, inaccurate, or biased, such as due to limitations in artificial intelligence algorithms, insufficient or biased base data or flawed training methodologies, Federated Hermes’ Financial Condition can be adversely affected. Additionally, artificial intelligence technology is continuously evolving, and Federated Hermes can incur costs to adopt and deploy artificial intelligence technologies that could become obsolete earlier than expected, and there can be no assurance that Federated Hermes will realize the desired or anticipated benefits from artificial intelligence. Also, Federated

Hermes’ competitors, customers, intermediaries, shareholders, service providers and other third parties can incorporate artificial intelligence into their investment offerings more quickly or more successfully than Federated Hermes, which could impair Federated Hermes’ ability to compete effectively and adversely affect its Financial Condition.
Other General Risks
Recruiting and Retaining Key Personnel (Human Capital Resource Management Risk). Like other industries, the investment management business is highly competitive and experienced professionals have significant career mobility. Federated Hermes’ ability to attract or acquire, and motivate and retain, quality personnel has contributed significantly to its growth and success and is important to attracting and retaining customers and shareholders. The market for qualified executives, portfolio managers, analysts, traders, sales representatives and other key personnel is extremely competitive. The move to hybrid work environments (including opportunities to work from home provided by competitors), along with increases in competitor salaries, has increased competition for quality personnel, and made hiring and retaining qualified and experienced personnel more challenging. Regulatory requirements, business performance and a lack of financial flexibility also are factors in attracting and retaining qualified personnel. There can be no assurance that Federated Hermes will be successful in its efforts to recruit or acquire, and motivate, train and retain, the required personnel. In addition to competing opportunities, personnel elect to pursue other interests for business, personal and other reasons or retire from time to time. The post-coronavirus pandemic work environment, and related work environment changes, including hybrid-working arrangements, can create retention and other human capital resource management risks. State and federal regulatory requirements intended to limit or curtail the enforceability of non-competition, employee non-solicitation, confidentiality and similar restrictive covenant clauses can make it more difficult to retain qualified personnel. Federated Hermes has encouraged the continued retention of its executives and other key personnel through measures such as providing competitive compensation arrangements, a non-discriminatory, diverse, and inclusive work environment, work arrangement flexibility and, in certain cases, employment agreements. The internal transfer or departure of any such personnel can have an adverse effect on Federated Hermes. In certain circumstances, the internal transfer or departure of key employees can cause higher redemption rates for certain AUM, the loss of customer or shareholder relationships. or create risk that job responsibilities are not successfully re-distributed or transferred. Moreover, since certain of Federated Hermes’ offerings, or customer or shareholder relationships, contribute significantly to its revenues and earnings, the loss of even a small number of key personnel associated with these offerings, or customer or shareholder relationships, can have a disproportionate adverse impact, potentially in a material way, on Federated Hermes’ Financial Condition. See Item 1 – Business – Human Capital Resource Management for additional information on recruiting and retention practices.
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
Potential Adverse Effects of Reputational Harm. Like other companies, any material losses in customer or shareholder confidence in Federated Hermes, or its offerings, or in the investment management industry as a result of actual or potential regulatory proceedings or litigation, economic or market downturns or disruptions, material errors in public news reports, political or other views for or against governance, environmental or social investing or integration, oppositions to trademark or other intellectual property registration applications or allegations of trade name, trademark or other intellectual property infringement or misappropriation, allegations of breaches of fiduciary duty, misconduct or unprofessional, unethical or illegal behavior, improper corporate actions, poor communications with investors or the public via social media or otherwise, abuse of authority, a cyber incident, rumors or inaccurate information being posted on the internet or social media, failure to achieve carbon neutrality, climate change or other public commitments or pledges, failure to implement or accurately disclose governance, environmental or social strategies or initiatives, controversial tenants in real estate owned or managed by Federated Hermes, fraudulent or fake websites or domain names using Federated Hermes’ or a subsidiary’s name, logo or address, or similar names, logos or addresses, or other matters can negatively impact Federated Hermes’ brand, culture, trusted status, reputation and/or stock price, increase redemptions from and/or reduce sales of Federated Hermes’ offerings (such as the Federated Hermes Funds) and/or change employee or potential employee perceptions of the company which can impact the willingness of a potential employee to be hired by, or an employee to remain at, Federated Hermes. If such losses or events were to occur, it can have a material adverse effect on Federated Hermes’ Financial Condition. With increased focus on sustainability (including governance, environmental or social matters), any perceived deficiency in Federated Hermes’ policies and practices on, or political or other public backlash against, these matters can impact Federated Hermes’ brand, reputation or stock price, as well as investor preference for Federated Hermes’ securities and offerings, and, accordingly, adversely affect, potentially in a material way, Federated Hermes’ Financial Condition.
Potential Adverse Effects of Unpredictable Events or Consequences. Like other companies, unpredictable events, such as a natural disaster, unforeseen risks associated with the coronavirus pandemic or a new pandemic, war, or military escalation (such as Russia’s invasion of Ukraine or the Israel-Hamas war), terrorist attack or other business continuity event, unexpected market, or economic developments, such as changes in interest rates, or political developments, or extreme weather, droughts, storms, climate, or other similar governance, environmental or social changes (particularly in the case of portfolio companies in which Federated Hermes’ investment offerings are invested), or unpredictable consequences or side effects of certain known, unknown, planned, or unexpected events, can adversely impact Federated Hermes’, its offerings’, accounts’, customers’, shareholders’ and portfolio companies’ (in which Federated Hermes and its offerings are invested), and each of their respective service providers’, ability to conduct business, as well as Federated Hermes’ Financial Condition. Physical climate change risks arising from changing or adverse weather and climate change (particularly in the case of portfolio companies in which Federated Hermes’ offerings are invested), and transition climate change risks arising as economies and markets transition to low carbon and other environments, also can have adverse impacts. Such unpredictable events or consequences can cause, among other effects, business disruptions, supply chain disruptions, disruptions in economic conditions, market disruptions or transformation, changes in management or governmental processes, changes in consumer demand and investor preferences, obsolescence of certain offerings affecting certain sectors, stranded assets across a range of assets, sectors or geographies, infrastructure and real estate destruction, abandonment or damage leading to increased refurbishment and repair costs, changes in technology, system interruption, loss of life, unavailability of personnel, increased insurance costs or an inability to insure certain assets, an inability to provide information or services, either at all or in accordance with applicable requirements, standards, or restrictions, and/or additional costs.
A failure in, or disruption to, Federated Hermes’ operational systems or infrastructure, including business continuity plans, can adversely affect operations, damage Federated Hermes’ reputation, and cause Federated Hermes AUM, revenue and earnings to decline. Hybrid work arrangements can stress business processes, such as due diligence of service providers, customer or shareholder onboarding, and controls, as well as increase cybersecurity, privacy and digital communications risks. The failure to maintain an infrastructure commensurate with the size and scope of Federated Hermes’ business or offerings, or the occurrence of a business outage or event outside of Federated Hermes’ control (particularly in locations where Federated Hermes has offices), or the failure to keep business continuity plans up-to-date, or if such plans are improperly implemented or deployed during a disruption, can adversely impact Federated Hermes’ ability to operate, which can cause its AUM, revenue and earnings to decline or impact Federated Hermes’ ability to comply with regulatory obligations leading to reputational harm, regulatory fines, penalties and/or sanctions. Any such failure or disruption also can impact, potentially in a material way, Federated Hermes’ Financial Condition. Management relies on its employees, systems, and business continuity plans, and those of relevant service providers, to seek to mitigate such risks, but there can be no guarantee that these mitigation efforts will be successful in whole or in part. There also can be times when industry databases or other third parties publish or distribute information regarding Federated Hermes, or its offerings (including Federated Hermes Fund asset levels), that might be inaccurate or incomplete.
There can be no assurance that unpredictable or unexpected events, reports or consequences, or the costs to address such events, inaccurate reports, or consequences, would not have a material adverse effect on Federated Hermes’ Financial Condition.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 1C – CYBERSECURITY
The operating systems of Federated Hermes, and its offerings, customers, shareholders and service providers are dependent on the effectiveness of information security policies and procedures (both at Federated Hermes and at third parties, such as its service providers) which seek to ensure that such systems are protected from cybersecurity incidents. Federated Hermes has established a robust cybersecurity program aimed at assessing, identifying and managing material risks from cybersecurity threats.
Federated Hermes’ board of directors has ultimate oversight responsibility for cybersecurity risks and threats. Federated Hermes’ Audit Committee assists its board of directors in monitoring cybersecurity risks and threats. Federated Hermes’ board of directors and Audit Committee receive reports on cybersecurity matters on a periodic (generally quarterly) basis (and more frequently when circumstances warrant) as part of risk management oversight responsibilities. For instance, in 2024, Federated Hermes’ Chief Information Officer (CIO) reported to Federated Hermes’ board of directors one time and its Audit Committee three times regarding cybersecurity risks and threats. The Audit Committee also receives reports from Federated Hermes’ internal auditors, legal counsel and other responsible officers regarding cybersecurity topics and trends. The Federated Hermes Chief Risk Officer (CRO) also reports directly to the Compliance Committee of Federated Hermes’ board of directors on a quarterly basis and Federated Hermes’ full board of directors as appropriate on significant enterprise risks, including cybersecurity risks.
Federated Hermes’ Global Technology Organization (GTO), which is headed by Federated Hermes’ CIO, has a dedicated Information Security Group (ISG) responsible for day-to-day oversight of the cybersecurity program. The ISG, which is headed by Federated Hermes’ Chief Information Security Officer (CISO), coordinates cybersecurity activities with Federated Hermes’ business functions (including FHL) and third-party service providers. Federated Hermes’ Information Security and Data Governance Committee (ISDG) provides executive management oversight of the ISG and Federated Hermes’ cybersecurity program. Federated Hermes’ Chief Compliance Officer (CCO), CRO and General Counsel, as well as Federated Hermes’ CIO, CISO, Chief Financial Officer, and other senior members of Federated Hermes’ management, and the Global Head of Investment Technology at FHL are members of, and Federated Hermes’ Chief Audit Executive attends meetings of, the ISDG.
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
Under Federated Hermes’ cybersecurity program, Federated Hermes conducts regular threat identification and assessment exercises. Some of these exercises involve the use of third-party cybersecurity experts, who assist with, among other things, system penetration testing and system design. Information gained from such exercises is used to develop and refine protective and detective strategies and tactics. Federated Hermes’ information systems and assets are also monitored to identify cybersecurity incidents and verify the effectiveness of existing protective measures. New protective measures are deployed from time to time as threats evolve. Some of the measures employed by Federated Hermes to mitigate cybersecurity risk include, among others, use of firewalls, system segmentation, system monitoring, virus scanning, and periodic penetration and phishing testing. Federated Hermes’ cybersecurity program also includes a detailed incident response plan for responding to cybersecurity threats. Federated Hermes’ cybersecurity program also requires periodic training of employees on cybersecurity threats, including phishing and cybersecurity awareness campaigns.
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
Federated Hermes’ CIO has more than 30 years of technology experience. Prior to assuming his current role in 2016, Federated Hermes’ CIO served in senior technology roles with a large U.S. financial institution for over a decade where he, among other things, served as chief information officer for the asset management and investments businesses and gained deep experience managing cybersecurity risks and threats. He holds a Bachelor of Science (BS) in Electrical Engineering from the University of Pittsburgh, a Master of Science (MS) in Engineering from Youngstown State University, and a Master of Business Administration (MBA) from Carnegie Mellon University.
Federated Hermes’ CISO has 20 years of technology experience, including deep experience in cybersecurity risk management. Prior to assuming his current role in 2020, Federated Hermes’ CISO served as information security officer and director of technology for a large publicly traded travel center company and, prior to that, as information security officer for a leading retail chain. He holds a BS in Accounting and Finance and an MBA from Robert Morris University.
As of December 31, 2024, cybersecurity incidents and threats have not had a material adverse effect on Federated Hermes’ Financial Condition. See Item 1A – Risk Factors – General Risk Factors – Operations-Related Risks – Systems, Technology and Cybersecurity Risks for additional information regarding the cybersecurity risks to Federated Hermes’ business, offerings, customers, shareholders and service providers.
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
The approximate number of beneficial shareholders of Class A and Class B common stock as of February 19, 2025, was 1 and 26,292, respectively. See Item 1A – Risk Factors – Specific Risk Factors – Risk Related to Federated Hermes’ Corporate Structure – Status as a Controlled Company for additional information on its Class A common stock.
The following table summarizes stock repurchases under Federated Hermes’ share repurchase programs during the fourth quarter 2024.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October[2]	10,626	$13.70	0	6,242,415
November[2]	224,507	39.03	210,000	6,032,415
December[2]	317,400	41.67	315,000	5,717,415
Total	552,533	$40.06	525,000	5,717,415
1    In October 2023, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. In October 2024, the board of directors authorized an additional share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other programs existed as of December 31, 2024. See Note (14) to the Consolidated Financial Statements for additional information.
2    In October, November and December 2024, 10,626, 14,507 and 2,400 shares, respectively, of Class B common stock with a weighted-average price of $13.70, $0.00 and $3.00 per share, respectively, were repurchased primarily as a result of employee-forfeited restricted stock.
See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on Federated Hermes’ securities authorized for issuance under equity compensation plans.

Stock Performance Graph
The following performance graph compares the total shareholder return of an investment in Federated Hermes’ Class B common stock to that of the Standard and Poor’s MidCap 400® Index (S&P MidCap 400 Index) and to the S&P 1500 Asset Management & Custody Banks Index for the five-year period ended on December 31, 2024.
The graph assumes that the value of the investment in Class B common stock and each index was $100 on December 31, 2019. Total return includes reinvestment of all dividends. As a member of the S&P MidCap 400 Index as of December 31, 2024, Federated Hermes is required to include this comparison. The historical information set forth below is not necessarily indicative of future performance. Federated Hermes does not make or endorse any predictions as to future stock performance.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
2019
2020
2021
2022
2023
2024
Federated Hermes
S&P MidCap 400 Index
S&P 1500 Asset Management & Custody Banks Index

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Federated Hermes	$96.21	$129.58	$129.38	$124.45	$161.28
S&P MidCap 400 Index	$113.66	$141.80	$123.28	$143.54	$163.54
S&P 1500 Asset Management & Custody Banks Index	$116.20	$156.67	$126.27	$144.54	$190.57
ITEM 6 – [RESERVED]

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1- Business, Item 1A – Risk Factors and Item 8 – Financial Statements and Supplementary Data.
General
Federated Hermes is a global leader in active, responsible investing with $829.6 billion in managed assets as of December 31, 2024. The majority of Federated Hermes’ revenue is derived from advising Federated Hermes Funds and Separate Accounts in domestic and international public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship and real estate development services. For additional information on Federated Hermes’ markets, see Item 1 – Business – Distribution Channels and Product Markets.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based and are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated Hermes’ revenue is primarily dependent upon factors that affect the value of managed/serviced assets, including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated Hermes’ public market investment offerings can be redeemed or withdrawn at any time with no advance notice requirement, while managed assets in Federated Hermes’ private market investment offerings are subject to restrictions to withdrawals. Fee rates for Federated Hermes’ services generally vary by asset and service type and can vary based on changes in asset levels. Generally, advisory fees charged for services provided to multi-asset and equity offerings are higher than advisory fees charged to alternative/private markets and fixed-income offerings, which in turn are higher than advisory fees charged to money market offerings. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and offering types. Federated Hermes can implement fee waivers for competitive reasons such as Voluntary Yield-related Fee Waivers, to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). Since Federated Hermes’ public market offerings are largely distributed and serviced through financial intermediary customers, Federated Hermes pays a portion of fees earned from sponsored offerings to the financial intermediary customers that sell these offerings. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in equity, money market and multi-asset funds than the revenue earned from managed assets in fixed-income and alternative/private markets funds.
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
The discussion and analysis of Federated Hermes’ Financial Condition (including results of operations) are based on Federated Hermes’ Consolidated Financial Statements. Federated Hermes operates in one operating segment, the investment management business. Management analyzes all expected revenue and expenses and considers market demands in determining an overall fee structure for services provided and in evaluating the addition of new business. Federated Hermes’ growth and profitability are dependent upon its ability to attract and retain AUM and upon the profitability of those assets, which is impacted, in part, by Fee Waivers. Fees for mutual fund-related services are ultimately subject to the approval of the independent directors or trustees of the mutual funds and, as required by law, fund shareholders. Management believes that meaningful indicators of Federated Hermes’ financial performance include AUM, gross and net offering sales, total revenue and net income, both in total and per diluted share.

Business Developments
Intangible Asset Impairment
During the second quarter of 2024, a $66.3 million non-cash impairment of an indefinite-lived intangible asset associated with the 2018 FHL acquisition was recorded in Intangible Asset Related expense on the Consolidated Statements of Income. See Note (9) to the Consolidated Financial Statements for additional information related to the impairment of this indefinite-lived intangible asset. There were no other impairments during the year ended December 31, 2024.
Current Regulatory Environment
With Federated Hermes’ global operations, Federated Hermes, and certain of its subsidiaries and offerings (such as the Federated Hermes Funds), are registered with or licensed by, and subject to examination by, various U.S. and/or non-U.S. regulators, self-regulatory agencies or exchanges, such as, among others, the SEC, FINRA, CFTC, DOL, NYSE, FCA, CBI, CIMA, Monetary Authority of Singapore, ASICS and CSSF.
Federated Hermes’ business and offerings are subject to various U.S. and/or non-U.S. laws, regulations, rules, codes, notices, directives, guidelines, listing standards, judicial decisions, orders, circulars and/or conditions. See Item 1 – Business – Regulatory Matters and Item 1A – Risk Factors – General Risk Factors – Regulatory and Legal Risks – Potential Adverse Effects of Changes in Laws, Regulations and Other Regulatory Requirements for additional information.

Asset Highlights
Managed Assets at Period End

in millions as of December 31,	2024	2023	2024 vs. 2023
By Asset Class
Equity	$79,423	$79,291	0%
Fixed-Income	98,059	94,920	3
Alternative / Private Markets	18,864	20,551	(8)
Multi-Asset	2,883	2,867	1
Total Long-Term Assets	199,229	197,629	1
Money Market	630,349	559,993	13
Total Managed Assets	$829,578	$757,622	9%

By Offering Type
Funds:
Equity	$43,752	$42,513	3%
Fixed-Income	45,550	43,908	4
Alternative / Private Markets	11,501	12,379	(7)
Multi-Asset	2,764	2,730	1
Total Long-Term Assets	103,567	101,530	2
Money Market	461,720	406,166	14
Total Fund Assets	565,287	507,696	11
Separate Accounts:
Equity	35,671	36,778	(3)
Fixed-Income	52,509	51,012	3
Alternative / Private Markets	7,363	8,172	(10)
Multi-Asset	119	137	(13)
Total Long-Term Assets	95,662	96,099	0
Money Market	168,629	153,827	10
Total Separate Account Assets	264,291	249,926	6
Total Managed Assets	$829,578	$757,622	9%

Average Managed Assets

in millions for the years ended December 31,	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
By Asset Class
Equity	$79,893	$81,348	$84,793	(2)%	(4)%
Fixed-Income	96,773	89,079	89,776	9	(1)
Alternative / Private Markets	20,250	21,096	21,799	(4)	(3)
Multi-Asset	2,902	2,887	3,273	1	(12)
Total Long-Term Assets	199,818	194,410	199,641	3	(3)
Money Market	588,653	511,568	432,992	15	18
Total Average Managed Assets	$788,471	$705,978	$632,633	12%	12%

By Offering Type
Funds:
Equity	$43,380	$43,314	$47,047	0%	(8)%
Fixed-Income	44,600	43,482	50,043	3	(13)
Alternative / Private Markets	12,292	12,999	13,903	(5)	(7)
Multi-Asset	2,766	2,749	3,130	1	(12)
Total Long-Term Assets	103,038	102,544	114,123	0	(10)
Money Market	429,273	365,500	294,490	17	24
Total Average Fund Assets	532,311	468,044	408,613	14	15
Separate Accounts:
Equity	36,513	38,034	37,746	(4)	1
Fixed-Income	52,173	45,597	39,733	14	15
Alternative / Private Markets	7,958	8,097	7,896	(2)	3
Multi-Asset	136	138	143	(1)	(3)
Total Long-Term Assets	96,780	91,866	85,518	5	7
Money Market	159,380	146,068	138,502	9	5
Total Average Separate Account Assets	256,160	237,934	224,020	8	6
Total Average Managed Assets	$788,471	$705,978	$632,633	12%	12%

Changes in Equity Fund and Separate Account Assets

in millions for the years ended December 31,	2024	2023
Equity Funds
Beginning Assets	$42,513	$43,342
Sales	10,220	9,038
Redemptions	(13,979)	(13,987)
Net Sales (Redemptions)	(3,759)	(4,949)
Net Exchanges	(29)	69
Impact of Foreign Exchange[1]	(453)	345
Market Gains and (Losses)[2]	5,480	3,706
Ending Assets	$43,752	$42,513
Equity Separate Accounts
Beginning Assets	$36,778	$38,181
Sales[3]	5,981	8,694
Redemptions[3]	(12,877)	(10,755)
Net Sales (Redemptions)[3]	(6,896)	(2,061)
Net Exchanges	0	51
Impact of Foreign Exchange[1]	(690)	193
Market Gains and (Losses)[2]	6,479	414
Ending Assets	$35,671	$36,778
Total Equity
Beginning Assets	$79,291	$81,523
Sales[3]	16,201	17,732
Redemptions[3]	(26,856)	(24,742)
Net Sales (Redemptions)[3]	(10,655)	(7,010)
Net Exchanges	(29)	120
Impact of Foreign Exchange[1]	(1,143)	538
Market Gains and (Losses)[2]	11,959	4,120
Ending Assets	$79,423	$79,291
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

Changes in Fixed-Income Fund and Separate Account Assets

in millions for the years ended December 31,	2024	2023
Fixed-Income Funds
Beginning Assets	$43,908	$43,180
Sales	15,307	14,739
Redemptions	(14,760)	(16,608)
Net Sales (Redemptions)	547	(1,869)
Net Exchanges	(145)	(91)
Impact of Foreign Exchange[1]	(68)	95
Market Gains and (Losses)[2]	1,308	2,593
Ending Assets	$45,550	$43,908

Fixed-Income Separate Accounts
Beginning Assets	$51,012	$43,563
Sales[3]	10,283	12,070
Redemptions[3]	(10,621)	(7,284)
Net Sales (Redemptions)[3]	(338)	4,786
Net Exchanges	(18)	(22)
Impact of Foreign Exchange[1]	(73)	33
Market Gains and (Losses)[2]	1,926	2,652
Ending Assets	$52,509	$51,012

Total Fixed-Income
Beginning Assets	$94,920	$86,743
Sales[3]	25,590	26,809
Redemptions[3]	(25,381)	(23,892)
Net Sales (Redemptions)[3]	209	2,917
Net Exchanges	(163)	(113)
Impact of Foreign Exchange[1]	(141)	128
Market Gains and (Losses)[2]	3,234	5,245
Ending Assets	$98,059	$94,920
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

Changes in Alternative / Private Markets Fund and Separate Account Assets

in millions for the years ended December 31,	2024	2023
Alternative / Private Markets Funds
Beginning Assets	$12,379	$13,050
Sales	2,144	2,272
Redemptions	(3,478)	(2,878)
Net Sales (Redemptions)	(1,334)	(606)
Net Exchanges	187	14
Impact of Foreign Exchange[1]	(216)	585
Market Gains and (Losses)[2]	485	(664)
Ending Assets	$11,501	$12,379

Alternative / Private Markets Separate Accounts
Beginning Assets	$8,172	$7,752
Sales[3]	440	996
Redemptions[3]	(807)	(280)
Net Sales (Redemptions)[3]	(367)	716
Net Exchanges	0	(23)
Impact of Foreign Exchange[1]	(160)	396
Market Gains and (Losses)[2]	(282)	(669)
Ending Assets	$7,363	$8,172

Total Alternative / Private Markets
Beginning Assets	$20,551	$20,802
Sales[3]	2,584	3,268
Redemptions[3]	(4,285)	(3,158)
Net Sales (Redemptions)[3]	(1,701)	110
Net Exchanges	187	(9)
Impact of Foreign Exchange[1]	(376)	981
Market Gains and (Losses)[2]	203	(1,333)
Ending Assets	$18,864	$20,551
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

Changes in Multi-Asset Fund and Separate Account Assets

in millions for the years ended December 31,	2024	2023
Multi-Asset Funds
Beginning Assets	$2,730	$2,851
Sales	163	142
Redemptions	(396)	(530)
Net Sales (Redemptions)	(233)	(388)
Net Exchanges	13	11
Market Gains and (Losses)[1]	254	256
Ending Assets	$2,764	$2,730

Multi-Asset Separate Accounts
Beginning Assets	$137	$138
Sales[2]	6	2
Redemptions[2]	(20)	(18)
Net Sales (Redemptions)[2]	(14)	(16)
Market Gains and (Losses)[1]	(4)	15
Ending Assets	$119	$137

Total Multi-Asset
Beginning Assets	$2,867	$2,989
Sales[2]	169	144
Redemptions[2]	(416)	(548)
Net Sales (Redemptions)[2]	(247)	(404)
Net Exchanges	13	11
Market Gains and (Losses)[1]	250	271
Ending Assets	$2,883	$2,867
1    Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
2    For Separate Accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Total Long-Term Assets

in millions for the years ended December 31,	2024	2023
Total Long-Term Fund Assets
Beginning Assets	$101,530	$102,423
Sales	27,834	26,191
Redemptions	(32,613)	(34,003)
Net Sales (Redemptions)	(4,779)	(7,812)
Net Exchanges	26	3
Impact of Foreign Exchange[1]	(737)	1,025
Market Gains and (Losses)[2]	7,527	5,891
Ending Assets	$103,567	$101,530

Total Long-Term Separate Accounts Assets
Beginning Assets	$96,099	$89,634
Sales[3]	16,710	21,762
Redemptions[3]	(24,325)	(18,337)
Net Sales (Redemptions)[3]	(7,615)	3,425
Net Exchanges	(18)	6
Impact of Foreign Exchange[1]	(923)	622
Market Gains and (Losses)[2]	8,119	2,412
Ending Assets	$95,662	$96,099

Total Long-Term Assets
Beginning Assets	$197,629	$192,057
Sales[3]	44,544	47,953
Redemptions[3]	(56,938)	(52,340)
Net Sales (Redemptions)[3]	(12,394)	(4,387)
Net Exchanges	8	9
Impact of Foreign Exchange[1]	(1,660)	1,647
Market Gains and (Losses)[2]	15,646	8,303
Ending Assets	$199,229	$197,629
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

Changes in Federated Hermes’ average asset mix year-over-year across both asset classes and offering types have a direct impact on Federated Hermes’ operating income. Asset mix impacts Federated Hermes’ total revenue due to the difference in the fee rates earned on each asset class and offering type per invested dollar, and certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size of the customer relationship. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset class and offering type over the last three years:

	Percent of Total Average Managed Assets			Percent of Total Revenue
	2024	2023	2022	2024	2023	2022
By Asset Class
Money Market	75%	72%	69%	51%	47%	40%
Equity	10%	12%	13%	29%	30%	36%
Fixed-Income	12%	13%	14%	12%	12%	14%
Alternative / Private Markets	3%	3%	3%	6%	9%	7%
Multi-Asset	0%	0%	1%	1%	1%	2%
Other	—%	—%	—%	1%	1%	1%
By Offering Type
Funds:
Money Market	55%	52%	47%	48%	44%	37%
Equity	5%	6%	7%	22%	23%	28%
Fixed-Income	6%	6%	8%	9%	9%	12%
Alternative / Private Markets	2%	2%	2%	4%	7%	4%
Multi-Asset	0%	0%	1%	1%	1%	2%
Separate Accounts:
Money Market	20%	20%	22%	3%	3%	3%
Equity	5%	6%	6%	7%	7%	8%
Fixed-Income	6%	7%	6%	3%	3%	2%
Alternative / Private Markets	1%	1%	1%	2%	2%	3%
Multi-Asset	0%	0%	0%	0%	0%	0%
Other	—%	—%	—%	1%	1%	1%
Total managed assets represent the total AUM at a point in time, while total average managed assets represent the average balance of AUM during a period of time. Because substantially all revenue and certain components of distribution expense are generally calculated daily based on AUM, changes in average managed assets are typically a key indicator of changes in revenue earned and asset-based expenses incurred during the same period.
Average managed assets increased 12% for 2024 as compared to 2023. Period-end managed assets increased 9% at December 31, 2024 as compared to December 31, 2023, primarily from an increase in money market assets. Total average money market assets increased 15% for 2024 compared to 2023. Period-end money market assets increased 13% at December 31, 2024 as compared to December 31, 2023. The Federal Reserve lowered the federal funds rate three times beginning in September, settling at a range of 4.25% to 4.5% in December, and U.S. money market funds reached a record high at nearly $7 trillion. Money market funds continued to offer a yield advantage compared to some securities in the direct market, especially overnight securities and those with floating rates, which trace the Federal Reserve moves immediately. Average equity assets decreased 2% for 2024 as compared to 2023. Period-end equity assets remained flat at December 31, 2024 as compared to December 31, 2023 primarily due to market appreciation nearly completely offset by net redemptions. The S&P 500 finished the year up more than 21%, aided by the tech stocks, which benefited from the artificial intelligence boom. Average fixed-income assets increased 9% for 2024 as compared to 2023. Period-end fixed-income assets increased 3% at December 31, 2024 as compared to December 31, 2023 primarily due to market appreciation. Overall, fixed-income markets had a volatile year, with yields surging late in 2024 on concerns over a potential reacceleration of inflation. Yields on the 10-Year Treasury note increased from 3.9% at the start of the year to above 4.5% by the year’s end. Average alternative/private markets assets decreased 4% for 2024 as compared to 2023. Period-end alternative/private markets assets decreased 8% at December 31, 2024 as compared to December 31, 2023 primarily due to net redemptions.
For an explanation of the changes in managed assets at December 31, 2023 compared to December 31, 2022 and changes in average managed assets for 2023 as compared to 2022, see Federated Hermes’ Annual Report on Form 10-K for the year ended

December 31, 2023, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Highlights.
Results of Operations
For an explanation of changes for 2023 as compared to 2022, see Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2023, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.
Revenue. Revenue increased $22.5 million in 2024 as compared to 2023 primarily due to increases in money market and fixed-income revenue of $85.0 million and $9.6 million, respectively, primarily related to higher average assets. These increases were partially offset by (1) a decrease in carried interest of $50.0 million (partially offset in Compensation and Related expense) and (2) decreases in equity and alternative/private markets revenue of $9.4 million and $6.5 million, respectively, due to lower average assets.
Federated Hermes’ ratio of revenue to average managed assets was 0.20% and 0.23% for 2024 and 2023, respectively. The decrease in the rate was primarily due to the decrease in carried interest and a decrease in revenue from lower average equity assets during 2024 as compared to 2023.
Operating Expenses. Total operating expenses for 2024 increased $48.6 million compared to 2023. Intangible Asset Related expense increased $65.5 million primarily due to an impairment of an indefinite-lived intangible asset (see Note (9) to the Consolidated Financial Statements for additional information). Distribution expense increased $11.1 million primarily related to higher average managed money market fund assets. Compensation and Related expense decreased $22.9 million primarily due to less carried interest paid as compensation of $32.1 million partially offset by increases due to higher compensation related to merit and staffing increases of $11.3 million. Other expense decreased $18.2 million primarily due to a decrease in the costs associated with a fund restructuring in 2023.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net decreased $3.6 million in 2024 as compared to 2023. The decrease is primarily due to a $6.6 million decrease in Gain (Loss) on Securities, net due primarily to a smaller increase in the market value of investments in 2024 as compared to 2023. This decrease was partially offset by a $3.5 million increase in Investment Income, net primarily due to an increase in the yield on investments due to rising interest rates and higher cash and cash equivalents balances.
Income Taxes. The income tax provision for 2024 and 2023 was $113.2 million and $106.6 million, respectively. The provision for 2024 increased $6.6 million as compared to 2023 primarily due to an increase in U.S. income tax resulting from increased U.S. income. The effective tax rate was 29.7% for 2024 and 25.9% for 2023. The increase in the effective tax rate was primarily the result of a valuation allowance on foreign deferred tax assets and the impairment of an indefinite-lived intangible asset (2.3%), and a state law change and a state deferred tax adjustment (0.8%). See Note (15) to the Consolidated Financial Statements for additional information on the effective tax rate, as well as other tax disclosures.
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
Net Income Attributable to Federated Hermes, Inc. Net income decreased $30.7 million in 2024 as compared to 2023 primarily as a result of the changes in revenue, operating expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for 2024 decreased $0.17 as compared to 2023 primarily due to decreased net income ($0.35), partially offset by a decrease in shares outstanding resulting from share repurchases ($0.18).
Liquidity and Capital Resources
Liquid Assets. At December 31, 2024, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $694.1 million as compared to $656.4 million at December 31, 2023. The change in liquid assets is discussed below.

At December 31, 2024, Federated Hermes’ liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that can have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries, China and certain other countries subject to economic sanctions. Federated Hermes’ experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $468 million in AUM) that meet the requirements of Rule 2a-7 or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes’ credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $346.6 million for 2024 as compared to $311.8 million for 2023. The increase of $34.8 million was primarily due to (1) an increase in cash received related to the $22.5 million increase in revenue previously discussed, (2) a $17.9 million payment made in 2023 representing a settlement with affected shareholders related to an administrative error (see Note (20) to the Consolidated Financial Statements for additional information) and (3) a net decrease of $5.8 million in cash paid for trading securities for 2024 as compared to 2023. These increases were partially offset by an increase of cash paid for taxes of $17.2 million.
Cash Provided by Investing Activities. In 2024, net cash provided by investing activities was $64.3 million which primarily represented $119.9 million in cash received from redemptions of Investments—Affiliates and Other, partially offset by $47.5 million paid for purchases of Investments—Affiliates and Other.
Cash Used by Financing Activities. In 2024, net cash used by financing activities was $286.4 million. Of this amount, Federated Hermes paid (1) $184.8 million or $2.21 per share in dividends to holders of its common shares, (2) $137.6 million to repurchase shares of Class B common stock primarily in connection with its stock repurchase programs (see Note (14) to the Consolidated Financial Statements for additional information) and (3) $31.3 million of distributions to noncontrolling interests in subsidiaries. This activity was partially offset by $69.1 million of contributions from noncontrolling interests in subsidiaries.
Borrowings. On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350 million ($350 million Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. The entire principal amount of the $350 million Notes will become due March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of December 31, 2024, the outstanding balance of the $350 million Notes was $348.1 million, net of unamortized issuance costs in the amount of $1.9 million, and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were or will be used to supplement cash flow from operations, to fund share repurchases and potential acquisitions, to pay down outstanding debt and for other general corporate purposes. See Note (11) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
On July 30, 2021, Federated Hermes entered into an unsecured Fourth Amended and Restated Credit Agreement by and among Federated Hermes, certain of its subsidiaries as guarantors party thereto, a syndicate of eleven banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and Toronto-Dominion Bank, New York Branch as documentation agent (Credit Agreement). The Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. Borrowings under the Credit Agreement may be used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of December 31, 2024, Federated Hermes has $350 million available to borrow under the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information.
Both the Note Purchase Agreement and Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the year ended December 31, 2024. An interest coverage ratio of at least 4 to 1 is required and, as of December 31, 2024, Federated Hermes’ interest coverage ratio was 42 to 1. A leverage ratio of no more than 3 to 1 is required and, as of December 31, 2024, Federated Hermes’ leverage ratio was 0.68 to 1.

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
Dividends. Cash dividends of $184.8 million, $98.1 million and $97.9 million were paid in 2024, 2023 and 2022, respectively, to holders of Federated Hermes common stock. Of the amount paid in 2024, $84.2 million represented a $1.00 per share special dividend. All dividends were considered ordinary dividends for tax purposes.
Contractual Obligations. As of December 31, 2024, Federated Hermes has material future cash requirements from contractual and other obligations relating primarily to long-term debt and operating lease obligations. Further discussion of the nature of each obligation is included below.
Long-Term Debt Obligations. The entire principal amount of the $350 million Notes will become due March 17, 2032. The interest rate is fixed at 3.29% per annum, payable semiannually. See Note (11) to the Consolidated Financial Statements for additional information.
Operating Lease Obligations. See Note (17) to the Consolidated Financial Statements for information on Federated Hermes’ operating lease obligations.
Purchase Obligations. Federated Hermes is a party to various contracts pursuant to which it receives certain services, including services for marketing and information technology, access to various fund-related information systems and research databases, trade order transmission and recovery services, planned capital expenditures as well as other services. These contracts contain certain minimum noncancelable payments, cancellation provisions and renewal terms. Costs for such services are expensed as incurred or capitalized in accordance with the applicable accounting guidance. As of December 31, 2024, Federated Hermes had purchase obligations of approximately $63 million payable within 12 months and an additional $71 million payable thereafter.
Future Cash Needs. In addition to the contractual obligations described above, management expects that principal uses of cash will include funding business acquisitions and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, paying debt obligations, paying taxes, repurchasing company stock, developing and seeding new offerings, modifying existing offerings and relationships and maintaining regulatory liquidity and capital requirements. In addition, Federated Hermes expects to invest approximately $280 million (including the allocation of approximately $190 million in existing technology-related overhead, primarily the compensation expense of existing employees and an external spend of approximately $90 million) over the next three years to support a number of planned technology-driven initiatives. Any number of factors can cause Federated Hermes’ future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees could continue to increase.
On January 30, 2025, the board of directors declared a $0.31 per share dividend. The dividend was payable to shareholders of record as of February 7, 2025, resulting in $25.3 million being paid on February 14, 2025.
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
Investments—Consolidated Investment Companies at December 31, 2024 increased $11.9 million from December 31, 2023 primarily due to an increase of $55.5 million related to the consolidation of two variable interest entities (VIEs) in 2024. This increase was partially offset by a decrease of $40.2 million related to the deconsolidation of two voting rights entities (VREs) in 2024.

Investments—Affiliates and Other at December 31, 2024 decreased $52.8 million from December 31, 2023 primarily due to a decrease of $72.5 million in net redemptions, partially offset by an increase of $16.9 million related to the deconsolidation of a VRE which reclassified Federated Hermes' investments into Investments—Affiliates and Other.
Receivables—Affiliates at December 31, 2024 decreased $12.4 million from December 31, 2023 primarily due to a decrease in investment advisory and administrative service fees ($5.3 million) and the 2024 receipt of carried interest earned in 2023 ($4.4 million).
Accounts Payable and Accrued Expenses at December 31, 2024 increased $11.7 million from December 31, 2023 primarily due to an accrual for proxy costs related to a change in fund directors ($6.2 million) and an increase in accrued distribution fees due primarily to higher average managed money market fund assets ($4.8 million).
Accrued Compensation and Benefits at December 31, 2024 decreased $1.3 million from December 31, 2023 primarily due to the 2023 accrued annual incentive compensation being paid in the first quarter 2024 ($129.4 million), partially offset by 2024 incentive compensation accruals recorded at December 31, 2024 ($127.4 million).
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
Indefinite-lived intangible assets are reviewed for impairment at the accounting unit level annually as of October 1, or when indicators of a potential impairment exist. Federated Hermes has combined certain indefinite-lived assets into three distinct units of accounting for impairment testing purposes. The factors considered in determining the asset grouping include, among others, the highest and best use of the assets and the inseparable nature of the cash flows. Such asset grouping determination is reconsidered annually and may change depending on the facts and circumstances. Federated Hermes’ current indefinite-lived intangible assets’ units of accounting are: (1) FHL right to manage public fund assets; (2) Hermes trade name; and (3) all other rights to manage fund assets. Management may use a qualitative or quantitative approach which requires the weighting of positive and negative evidence collected through the consideration of various factors to determine whether it is more likely than not that an indefinite-lived intangible asset or asset group is impaired. During the year ended December 31, 2024, management used both qualitative and quantitative approaches. For the quantitative analyses, management used an income-based approach to valuation, the discounted cash flow method. Management considers macroeconomic and entity-specific factors, including projected AUM, projected revenue growth rates, projected pre-tax profit margins, tax rates, discount rates and, in the case of a trade name valuation, a royalty rate. In addition, management reconsiders on a quarterly basis whether events or circumstances indicate that a change in the useful life has occurred. Indicators of a possible change in useful life monitored by management generally include changes in the expected use of the asset, a significant decline in the level of managed assets, changes to legal, regulatory or contractual provisions of the rights to manage fund assets, the effects of obsolescence, demand, competition and other economic factors that could impact the funds’ projected performance and existence, and significant reductions in underlying operating cash flows.
As of June 30, 2024, due to actual results trailing projected results, driven by a combination of lower gross sales and higher redemptions management concluded that an indicator of potential impairment existed for the FHL right to manage public fund assets. The discounted cash flow analysis resulted in a non-cash impairment charge of £52.2 million ($66.3 million).
As of December 31, 2024, due to a decrease in near term projected cash flows, primarily driven by a decrease in AUM as a result of net redemptions, management concluded that an indicator of potential impairment existed for the indefinite-lived intangible asset related to the FHL right to manage public fund assets, which had a carrying value of £72.2 million ($90.4 million). A discounted cash flow analysis was prepared which resulted in the estimated fair value exceeding the carrying value by more than 15%. The key assumptions in the discounted cash flow analysis include revenue growth rates, pre-tax profit margins and the discount rate applied to the projected cash flows. The risk of future impairment increases with a decrease in projected cash flows and/or an increase in the discount rate.
As of December 31, 2024, assuming all other assumptions remain static, an increase or decrease of 10% in projected revenue growth rates would result in a corresponding change to estimated fair value of approximately 10%. An increase or decrease of 10% in pre-tax profit margins would result in a corresponding change to estimated fair value of approximately 17%. An increase or decrease in the discount rate of 25 basis points would result in an inverse change to estimated fair value of approximately 3%. Market volatility and other events related to geopolitical or other unexpected events could further reduce the AUM, revenues and earnings associated with this intangible asset and can result in subsequent impairment tests being performed based upon updated assumptions and future cash flow projections, which can result in an impairment. For additional information on risks related to geopolitical or other unexpected events, see Item 1A – Risk Factors – Specific Risk Factors – Risks Related to Federated Hermes’ Investment Management Business and Offerings – Potential Adverse Effects of Termination or Failure to Renew Advisory Agreements.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of its business, Federated Hermes is exposed to fluctuations in the securities markets and general economy. As an investment manager, Federated Hermes’ business requires that it continuously identify, assess, monitor and manage market and other risks including those risks affecting its own investment portfolio. Federated Hermes invests in Federated Hermes Funds for the primary purpose of generating returns from capital appreciation, investment income, or both, or, in the case of newly launched Federated Hermes Funds or new Separate Account strategies, to provide the offering with investable cash to establish a performance history. These investments expose Federated Hermes to various market risks. A single investment can expose Federated Hermes to multiple risks arising from changes in interest rates, credit ratings, equity prices and foreign currency exchange rates. Federated Hermes manages its exposure to market risk by diversifying its investments among different asset classes and by altering its investment holdings from time to time in response to changes in market risks and other factors. In addition, in certain cases, Federated Hermes enters into derivative instruments for purposes of hedging certain market risks.
Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility, while credit risk is the risk that an issuer of debt securities may default on its obligations. At December 31, 2024, Federated Hermes was exposed to interest-rate risk as a result of investments in debt securities held by certain consolidated investment companies and strategies ($20.4 million) and holding investments in fixed-income Federated Hermes Funds ($5.4 million). At December 31, 2024, management considered a hypothetical 250-basis-point fluctuation in interest rates. Management determined that the impact of such a fluctuation on these investments could impact Federated Hermes’ results of operations and financial condition by approximately $2 million. At December 31, 2024, these investments and additional investments in money market accounts ($467.6 million) exposed Federated Hermes to credit risk. At December 31, 2024, management considered a hypothetical 250-basis-point fluctuation in credit spreads. Management determined that such a fluctuation could impact Federated Hermes’ results of operations and financial condition by approximately $4 million.
Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss. Federated Hermes was exposed to price risk as a result of its $65.3 million investment primarily in equity Federated Hermes

Funds and Separate Accounts at December 31, 2024. Federated Hermes’ investment in these offerings represents its maximum exposure to loss. At December 31, 2024, management considered a hypothetical 20% fluctuation in fair value and determined that such a fluctuation on these investments could impact Federated Hermes’ results of operations and financial condition by approximately $13 million.
Foreign exchange risk is the risk that an investment’s value will change due to fluctuations in currency exchange rates. As of December 31, 2024, Federated Hermes was exposed to foreign exchange risk as a result of its investments in Federated Hermes Funds holding non-USD securities as well as non-USD operating cash accounts and receivables held by certain foreign operating subsidiaries of Federated Hermes ($59.2 million). Of these investments, cash accounts and receivables held at December 31, 2024, management considered a hypothetical 20% fluctuation in applicable foreign exchange rates and determined that such a fluctuation could impact Federated Hermes’ results of operations and financial condition by approximately $12 million.
Federated Hermes also has certain investments in foreign operations, whose net assets and results of operations are exposed to foreign currency risk when translated into USD upon consolidation. During 2024, Federated Hermes entered into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations related to FHL, a British Pound Sterling-denominated subsidiary (combined notional amount of £92.6 million as of December 31, 2024). Management considered a hypothetical 20% fluctuation in the currency exchange rate and determined that such a fluctuation could impact Federated Hermes’ results of operations and financial condition by approximately $5 million.
In addition to market risks attributable to Federated Hermes’ investments, nearly all of Federated Hermes’ revenue is calculated based on AUM. Accordingly, changes in the market value of managed assets have a direct impact on Federated Hermes’ revenue. Declines in the fair values of these assets as a result of changes in the market or other conditions will negatively impact revenue and net income. Assuming the ratio of revenue from managed assets to average AUM for 2024 remained unchanged, a 20% decline in the average AUM would result in a corresponding 20% decline in revenue. Certain expenses, including distribution and compensation and related expenses, may not vary in proportion with changes in the market value of managed assets. As such, the impact on net income from a decline in the market values of managed assets can be greater or less than the percentage decline in the market value of managed assets. For further discussion of managed assets and factors that impact Federated Hermes’ revenue, see Item 1A – Risk Factors and the General and Asset Highlights sections included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Management assessed the effectiveness of Federated Hermes’ internal control over financial reporting as of December 31, 2024, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2024, Federated Hermes’ internal controls over financial reporting were effective. Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this annual report and has audited the effectiveness of the internal control over financial reporting.
Federated Hermes, Inc.

/s/ J. Christopher Donahue	/s/ Thomas R. Donahue
J. Christopher Donahue	Thomas R. Donahue
President and Chief Executive Officer	Chief Financial Officer

February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Federated Hermes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Federated Hermes, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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

Valuation of Indefinite-Lived Intangible Asset
Description of the Matter	At December 31, 2024, the Company had $90.4 million of an indefinite-lived intangible asset related to the right to manage public fund assets acquired in connection with the 2018 Federated Hermes Limited (FHL) acquisition (FHL indefinite-lived intangible asset). As described in Note 1(j) to the consolidated financial statements, indefinite-lived intangible assets are tested for impairment at the accounting unit level annually, or when indicators of potential impairment exist, to determine whether it is more likely than not that the accounting unit is impaired. The Company evaluated the FHL indefinite-lived intangible asset for impairment at June 30, 2024 in light of actual results trailing projected results, driven by a combination of lower gross sales and higher redemptions, and recorded an impairment loss as the carrying value exceeded the fair value. At December 31, 2024, the Company evaluated the FHL indefinite-lived intangible asset for impairment primarily due to higher net redemptions in the quarter ended December 31, 2024, and determined that the fair value exceeded the carrying value.

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
February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Federated Hermes, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Federated Hermes, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Federated Hermes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 28, 2025

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

December 31,	2024	2023
ASSETS
Current Assets
Cash and Cash Equivalents	$504,441	$383,180
Investments—Consolidated Investment Companies	82,441	70,543
Investments—Affiliates and Other	54,160	106,952
Receivables, net of reserve of $21 and $21, respectively	69,903	75,721
Receivables—Affiliates	36,317	48,694
Prepaid Expenses	29,294	29,739
Other Current Assets	4,796	5,900
Total Current Assets	781,352	720,729
Long-Term Assets
Goodwill	804,818	807,156
Intangible Assets, net	327,881	409,449
Property and Equipment, net	25,565	30,711
Right-of-Use Assets, net	104,710	99,265
Other Long-Term Assets	40,358	34,534
Total Long-Term Assets	1,303,332	1,381,115
Total Assets	$2,084,684	$2,101,844
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$100,012	$88,290
Accrued Compensation and Benefits	157,068	158,392
Lease Liabilities	16,695	16,283
Other Current Liabilities	15,418	24,378
Total Current Liabilities	289,193	287,343
Long-Term Liabilities
Long-Term Debt	348,106	347,843
Long-Term Deferred Tax Liability, net	170,957	186,292
Long-Term Lease Liabilities	97,166	93,816
Other Long-Term Liabilities	28,542	32,453
Total Long-Term Liabilities	644,771	660,404
Total Liabilities	933,964	947,747
Commitments and Contingencies (Note (20))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	55,514	25,845
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders’ Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 99,505,456 Shares Issued	503,335	474,814
Additional Paid-in Capital from Treasury Stock Transactions	0	2
Retained Earnings	1,256,603	1,194,561
Treasury Stock, at Cost, 17,745,777 and 14,664,467 Shares Class B Common Stock, respectively	(632,838)	(521,403)
Accumulated Other Comprehensive Income (Loss), net of tax	(32,083)	(19,911)
Total Permanent Equity	1,095,206	1,128,252
Total Liabilities, Temporary Equity and Permanent Equity	$2,084,684	$2,101,844
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

Years Ended December 31,	2024	2023	2022
Revenue
Investment Advisory Fees, net—Affiliates	$857,444	$870,831	$772,993
Investment Advisory Fees, net—Other	240,422	244,952	238,638
Administrative Service Fees, net—Affiliates	387,531	343,332	294,557
Other Service Fees, net—Affiliates	128,725	134,429	121,383
Other Service Fees, net—Other	17,971	16,030	18,243
Total Revenue	1,632,093	1,609,574	1,445,814
Operating Expenses
Compensation and Related	540,486	563,388	512,713
Distribution	382,327	371,198	314,554
Systems and Communications	92,515	84,203	77,783
Professional Service Fees	78,353	69,514	57,747
Office and Occupancy	39,946	45,069	43,361
Advertising and Promotional	24,090	22,992	20,931
Travel and Related	15,399	15,409	12,456
Intangible Asset Related	79,361	13,870	44,066
Other	18,149	36,382	25,407
Total Operating Expenses	1,270,626	1,222,025	1,109,018
Operating Income	361,467	387,549	336,796
Nonoperating Income (Expenses)
Investment Income, net	26,065	22,559	8,973
Gain (Loss) on Securities, net	6,603	13,181	(28,696)
Debt Expense	(12,665)	(12,519)	(11,073)
Other, net	139	562	222
Total Nonoperating Income (Expenses), net	20,142	23,783	(30,574)
Income Before Income Taxes	381,609	411,332	306,222
Income Tax Provision	113,179	106,551	71,658
Net Income Including the Noncontrolling Interests in Subsidiaries	268,430	304,781	234,564
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	116	5,801	(4,932)
Net Income	$268,314	$298,980	$239,496
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic and Diluted	$3.23	$3.40	$2.65
Cash Dividends Per Share	$2.21	$1.11	$1.08
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

Years Ended December 31,	2024	2023	2022
Net Income Including the Noncontrolling Interests in Subsidiaries	$268,430	$304,781	$234,564

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	(12,172)	25,765	(62,038)
Temporary Equity
Foreign Currency Translation Gain (Loss)	(687)	585	(2,329)
Other Comprehensive Income (Loss), net of tax	(12,859)	26,350	(64,367)
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	255,571	331,131	170,197
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interest in Subsidiaries	(571)	6,386	(7,261)
Comprehensive Income Attributable to Federated Hermes, Inc.	$256,142	$324,745	$177,458
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Shares
	Class A	Class B	Treasury
Balance at January 1, 2022	9,000	93,410,968	16,094,488
Net Income (Loss)	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	2,321,592	(2,321,592)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0
Acquisition of Remaining Equity of FHL	0	0	0
Retirement of Treasury Stock	0	0	(10,000,000)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests	0	0	0
Purchase of Treasury Stock	0	(6,456,625)	6,456,625
Balance at December 31, 2022	9,000	89,275,935	10,229,521
Net Income (Loss)	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	883,496	(883,496)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0
Purchase of Treasury Stock	0	(5,318,442)	5,318,442
Balance at December 31, 2023	9,000	84,840,989	14,664,467
Net Income (Loss)	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	930,707	(930,707)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0
Purchase of Treasury Stock	0	(4,012,017)	4,012,017
Balance at December 31, 2024	9,000	81,759,679	17,745,777
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Federated Hermes, Inc. Shareholders’ Equity
Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
$449,118	$0	$1,187,001	$(538,464)	$16,362	$1,114,017	$63,202
0	0	239,496	0	0	239,496	(4,932)
0	0	0	0	(62,038)	(62,038)	(2,329)
0	0	0	0	0	0	55,171
0	0	0	0	0	0	(435)
34,724	(46)	(31,181)	32,652	0	36,149	707
0	0	(97,842)	0	0	(97,842)	0
0	0	0	0	0	0	(25,979)
0	3,518	0	34,049	0	37,567	(37,805)
(42,700)	(3,472)	(267,664)	313,836	0	0	0
0	0	(14,221)	0	0	(14,221)	14,221
0	0	0	(207,436)	0	(207,436)	0
$441,142	$0	$1,015,589	$(365,363)	$(45,676)	$1,045,692	$61,821
0	0	298,980	0	0	298,980	5,801
0	0	0	0	25,765	25,765	585
0	0	0	0	0	0	72,823
0	0	0	0	0	0	(75,225)
33,861	2	(22,003)	23,256	0	35,116	0
0	0	(98,005)	0	0	(98,005)	0
0	0	0	0	0	0	(39,960)
0	0	0	(179,296)	0	(179,296)	0
$475,003	$2	$1,194,561	$(521,403)	$(19,911)	$1,128,252	$25,845
0	0	268,314	0	0	268,314	116
0	0	0	0	(12,172)	(12,172)	(687)
0	0	0	0	0	0	69,144
0	0	0	0	0	0	(7,646)
28,521	(2)	(21,723)	23,104	0	29,900	0
0	0	(184,549)	0	0	(184,549)	0
0	0	0	0	0	0	(31,258)
0	0	0	(134,539)	0	(134,539)	0
$503,524	$0	$1,256,603	$(632,838)	$(32,083)	$1,095,206	$55,514

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

Years Ended December 31,	2024	2023	2022
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$268,430	$304,781	$234,564
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	22,429	26,835	28,085
Share-Based Compensation Expense	28,784	33,947	34,798
Subsidiary Share-Based Compensation Expense	0	0	707
(Gain) Loss on Disposal of Assets	(1,552)	260	4,844
(Benefit) Provision for Deferred Income Taxes	(14,935)	4,252	(18,822)
Impairment of Intangible Asset	66,331	0	31,520
Net Unrealized (Gain) Loss on Investments	(3,929)	(13,423)	24,383
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(28,571)	(34,328)	(20,170)
Consolidation/(Deconsolidation) of Investment Companies	(8,008)	1,647	(20)
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	17,348	(27,568)	(4,367)
(Increase) Decrease in Prepaid Expenses and Other Assets	19,871	20,748	18,582
Increase (Decrease) in Accounts Payable and Accrued Expenses	9,359	14,627	4,669
Increase (Decrease) in Other Liabilities	(29,003)	(19,947)	(14,825)
Net Cash Provided (Used) by Operating Activities	346,554	311,831	323,948
Investing Activities
Purchases of Investments—Affiliates and Other	(47,516)	(57,999)	(22,644)
Cash Paid for Business Acquisitions, net of Cash Acquired	0	0	(28,111)
Proceeds from Redemptions of Investments—Affiliates and Other	119,891	35,304	22,770
Cash Paid for Property and Equipment	(4,024)	(7,915)	(4,372)
Other Investing Activities	(4,100)	0	0
Net Cash Provided (Used) by Investing Activities	64,251	(30,610)	(32,357)
Financing Activities
Dividends Paid	(184,811)	(98,093)	(97,915)
Purchases of Treasury Stock	(137,615)	(177,066)	(218,141)
Distributions to Noncontrolling Interests in Subsidiaries	(31,258)	(39,960)	(25,979)
Contributions from Noncontrolling Interests in Subsidiaries	69,144	72,823	55,171
Cash paid for Business Acquisitions	(3,236)	(2,065)	(7,105)
Proceeds from New Borrowings	0	0	488,300
Payments on Debt	0	0	(361,650)
Other Financing Activities	1,379	1,274	(1,194)
Net Cash Provided (Used) by Financing Activities	(286,397)	(243,087)	(168,513)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(3,795)	7,865	(20,174)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	120,613	45,999	102,904
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	386,954	340,955	238,051
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	507,567	386,954	340,955
Less: Restricted Cash Recorded in Other Current Assets	2,663	3,498	3,773
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	463	276	400
Cash and Cash Equivalents	$504,441	$383,180	$336,782
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$125,870	$108,639	$85,579
Interest	$11,592	$11,648	$7,184
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2024, 2023 and 2022)
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
U.S.-domiciled Federated Hermes Funds are generally distributed by a wholly-owned subsidiary registered as a broker/dealer under the 1934 Act and under applicable state laws. Non-U.S.-domiciled Federated Hermes Funds are generally distributed by subsidiaries and third-party distribution firms which are registered under applicable jurisdictional law. Federated Hermes’ investment offerings are distributed within the U.S. financial intermediary, U.S. institutional and international markets.
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
Federated Hermes’ revenue is earned from investment advisory (includes performance fees and carried interest), administrative, distribution and other services. The majority of the contracts related to these revenue streams contain a single performance obligation as the obligations in the contracts are not separately identifiable from other obligations and therefore are not distinct. The payment terms for each revenue stream vary dependent on the specific contracts in place. The majority of investment advisory and administrative services payments are settled daily. Carried interest and performance fees are settled after uncertainties are resolved and contract-specific approval procedures have been completed. Distribution fees and the majority of other services are generally settled monthly. Certain revenue streams are accounted for as variable consideration and are subject to factors outside of Federated Hermes’ control, including investor activity and preferences, market volatility and, in the case of carried interest, contracts which contain a large number and broad range of possible amounts and certain clawback provisions which may require the return of previously received consideration based on future fund performance. Revenue from variable consideration is recognized as these uncertainties are resolved.
Revenue from providing investment advisory, administrative and the majority of other services is recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to customers. For these revenue streams, control is transferred over time as the customer simultaneously consumes the benefit of the service as it is provided. Federated Hermes utilizes a time-based measure of progress for which each day is a distinct service period over the life of the contract. Investment advisory, administrative and certain other service fees are generally calculated as a percentage of average net assets of the investment portfolios managed by Federated Hermes. Based on the nature of the calculation, the revenue for these services is accounted for as variable consideration. Certain other service fees are earned on fixed-rate contracts which are recorded over the life of the contract as services are performed. See Note (3) for information about expected future revenue.

For certain revenue, primarily related to distribution and performance fees, including carried interest, Federated Hermes may recognize revenue in the current period that pertains to performance obligations satisfied in prior periods, as it represents variable consideration and is recognized as uncertainties are resolved. For the distribution performance obligation, control is transferred to the customer at the point in time of investor subscription and/or redemption. Measurement of distribution revenue is based on contractual fee rates and the fair value of AUM over the time period the investor remains in the fund. The revenue for these services is accounted for as variable consideration, and the majority of this revenue relates to performance obligations that have been satisfied in prior periods.
Performance fees, including carried interest, are received from certain Federated Hermes Funds and Separate Accounts and are dependent upon meeting certain performance hurdles which typically arise from investment management services that began in prior periods. Because each fee arrangement is unique, contracts are evaluated on an individual basis for each reporting period. Performance fees, including carried interest, are accounted for as variable consideration, and Federated Hermes records a contract liability for deferred carried interest to the extent it receives cash prior to meeting the revenue recognition criteria.
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
(e) Principles of Consolidation
Federated Hermes performs an analysis for each Federated Hermes Fund or other entity in which Federated Hermes holds a financial interest to determine if it is a VIE or VRE. Factors considered in this analysis include, but are not limited to, whether (1) it is a legal entity, (2) a scope exception applies, (3) a variable interest exists and (4) shareholders have the power to direct the activities that most significantly impact the economic performance, as well as the equity ownership, and any related party or de facto agent implications of Federated Hermes’ involvement with the entity. Entities that are determined to be VIEs are consolidated if Federated Hermes is deemed to be the primary beneficiary. Entities that are determined to be VREs are generally consolidated if Federated Hermes holds the majority voting interest. Federated Hermes’ conclusion to consolidate a Federated Hermes Fund could vary from period to period, most commonly as a result of changes in its percentage of ownership interest in the entity. All intercompany accounts and transactions are eliminated in consolidation.
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
(f) Cash and Cash Equivalents
Cash and Cash Equivalents consist of investments in money market funds and deposits with banks. Cash equivalents are highly liquid investments that are readily convertible to cash with original maturities of 90 days or less at the date of acquisition. Cash and cash equivalents that are legally restricted for use are considered Restricted Cash and are recorded in Other Current Assets and Other Long-Term Assets on the Consolidated Balance Sheets.
(g) Investments
Federated Hermes’ investments are categorized as Investments—Consolidated Investment Companies or Investments—Affiliates and Other on the Consolidated Balance Sheets. Investments—Consolidated Investment Companies represent securities held by Federated Hermes as a result of consolidating certain Federated Hermes Funds. Investments—Affiliates and Other represent Federated Hermes’ investments in fluctuating-value Federated Hermes Funds and investments held in Separate Accounts for which Federated Hermes owns the underlying debt and equity securities. All investments are carried at fair value in line with the investment company accounting standards applied at the fund level with unrealized gains or losses on these securities recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income. Realized gains and losses on these securities are computed on a specific-identification basis and recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income.
The fair value of Federated Hermes’ investments is generally based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is generally based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. In the absence of observable market data inputs and/or value drivers, internally generated valuation techniques can be utilized in which one or more significant inputs or significant value drivers are unobservable in the marketplace. See Note (7) for additional information regarding the fair value of investments held as of December 31, 2024 and 2023.
(h) Derivatives and Hedging Instruments
From time to time, Federated Hermes may consolidate an investment offering that holds freestanding derivative financial instruments for trading purposes. Federated Hermes reports such derivative instruments at fair value and records the changes in fair value in Gain (Loss) on Securities, net on the Consolidated Statements of Income.
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
A transaction that does not meet the definition of a business combination under U.S. GAAP is accounted for as an asset acquisition. Asset acquisitions are accounted for using a cost accumulation and allocation method where the cost of the transaction is allocated on a relative fair value basis to the qualifying assets acquired and liabilities assumed on the acquisition date. The cost of the transaction includes both the consideration transferred to the seller and any direct transaction costs incurred. The primary asset acquired in previous asset acquisitions has been the rights to manage fund assets. The rights to manage fund assets is an intangible asset valued using the excess earnings method, under the income approach, which estimates fair value by quantifying the amount of discounted cash flows generated by the asset. No goodwill is recognized in an asset acquisition.
A transaction that meets the definition of a business combination is accounted for under the acquisition method of accounting. The consideration transferred to the seller in a business combination is measured at fair value and calculated as the sum of the acquisition date fair values of the assets transferred by Federated Hermes, the liabilities incurred by Federated Hermes from the seller and any equity interests issued by Federated Hermes. Direct transaction costs are expensed as incurred in a business combination. Results of operations of an acquired business are included in Federated Hermes’ results from the date of acquisition.
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
Federated Hermes has determined that certain acquired assets, primarily certain rights to manage fund assets and trade names, have indefinite useful lives. In reaching this conclusion, management considered the acquired assets’ legal, regulatory and agreed-upon provisions, the highest and best use of the asset, the level of cost and effort required in agreed-upon renewals, and the effects of obsolescence, demand, competition and other economic factors that could impact the assets’ fair value. The fair value of the rights to manage fund assets is determined using the excess earnings method, under the income approach. The fair value of trade names is determined using the relief from royalty method, under the income approach. Federated Hermes has identified three units of accounting for purposes of indefinite-lived intangible impairment testing. The determination to group indefinite-lived intangible assets into three units of accounting is subject to reconsideration and can change depending on the facts and circumstances. On a quarterly basis, indefinite-lived intangible assets are reviewed for potential changes in useful life. In addition, an annual impairment test is performed at the accounting unit level, or when indicators of a potential impairment exist. Management may use a qualitative or quantitative approach which requires the weighting of positive and negative evidence collected through the consideration of various factors to determine whether it is more likely than not that an indefinite-lived intangible asset or asset group is impaired. Management considers macroeconomic and entity-specific factors, including the asset’s estimated useful life, projected AUM, projected revenue growth rates, projected pre-tax profit margins, tax rates, discount rates and, in the case of a trade name valuation, a royalty rate. If Federated Hermes’ carrying amount of its accounting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying value over the fair value.
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
(k) Property and Equipment
Property and equipment are initially recorded at cost and are depreciated using the straight-line method over their estimated useful lives ranging from one to 15 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or their respective lease terms. Depreciation and amortization expense is recorded in Operating Expenses – Office and Occupancy on the Consolidated Statements of Income. As property and equipment are taken out of service, the cost and related accumulated depreciation and amortization are removed. The write-off of any residual net book value is reflected as a loss in Operating Expenses – Other on the Consolidated Statements of Income.
On an annual basis, management reviews the remaining useful lives and carrying values of property and equipment to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decrease in the market price of the asset, an accumulation of costs significantly in excess of the amount originally expected in the acquisition or development of the asset, historical and projected cash flows associated with the asset and an expectation that the asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Should there be an indication of a change in the useful life or an impairment in value, Federated Hermes compares the carrying value of the asset to the probability-weighted undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether an impairment has occurred. If the carrying value of the asset or asset group exceeds the undiscounted cash flows, management will estimate the fair value of the asset or asset group based on prices of similar assets if available or a discounted cash flow analysis; after which, an impairment adjustment will be recorded for the amount that the carrying value exceeds the estimated fair value for each asset or asset group on a pro rata basis, but not below the estimated fair value of each respective asset. Impairment adjustments are recognized in Operating Expenses – Other on the Consolidated Statements of Income.
(l) Costs of Computer Software Developed or Obtained for Internal Use
Certain internal and external costs incurred in connection with developing or obtaining software for internal use, including software licenses in a cloud computing arrangement, are capitalized in accordance with the applicable accounting guidance relating to Intangibles – Goodwill and Other – Internal-Use Software. These capitalized costs are included in Property and Equipment, net on the Consolidated Balance Sheets and are amortized using the straight-line method over the estimated useful life of the software, typically four years, or over the term of the software license. These assets are subject to the impairment test used for property and equipment described above.
Certain internal and external costs incurred in connection with implementation costs related to a software hosting arrangement that is a service contract are capitalized in accordance with the applicable accounting guidance relating to Intangibles – Goodwill and Other – Internal-Use Software. These capitalized costs are included in Prepaid Expenses and Other Long-Term Assets on the Consolidated Balance Sheets and are amortized using the straight-line method over the term of the software license.
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
Management judgments are used when reviewing new and/or materially-modified contracts to determine (1) whether the contract is, or contains, a lease, and (2) the IBR. Management was unable to determine the rates implicit in Federated Hermes’ leases based on the information available at the commencement date, therefore, management calculated an IBR for each lease. In order to calculate the IBR, management began with readily observable unsecured rates, and adjusted for the following assumptions: (1) collateralization; (2) remaining lease term; and (3) the type of ROU asset.
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
(o) Noncontrolling Interests
To the extent Federated Hermes’ interest in a consolidated entity represents less than 100% of the entity’s equity, Federated Hermes recognizes noncontrolling interests in subsidiaries. These noncontrolling interests are classified as Redeemable Noncontrolling Interests in Subsidiaries in the Temporary Equity section of the Consolidated Balance Sheets.
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
(p) Treasury Stock
Federated Hermes accounts for acquisitions of treasury stock at cost and reports total treasury stock held as a deduction from Federated Hermes, Inc. Shareholders’ Equity on the Consolidated Balance Sheets. No gain or loss is recognized within the Consolidated Statements of Comprehensive Income on the purchase, reissue, or retirement of treasury stock.
(q) Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss), net of tax is reported on the Consolidated Balance Sheets and includes unrealized gains and losses on foreign currency translation adjustments.
(r) Foreign Currency Translation
The balance sheets of certain foreign subsidiaries of Federated Hermes, certain consolidated foreign-denominated investment offerings and all other foreign-denominated cash or investment balances are translated at the current exchange rate as of the end of the reporting period and the related income or loss is translated at the average exchange rate in effect during the period. Net exchange gains and losses resulting from these translations are excluded from income and are recorded in Accumulated Other

Comprehensive Income (Loss), net of tax on the Consolidated Balance Sheets. Foreign currency transaction gains and losses are reflected in Operating Expenses – Other on the Consolidated Statements of Income.
(s) Share-Based Compensation
Federated Hermes issues shares for share-based awards from treasury stock. Federated Hermes recognizes compensation costs based on grant-date fair value for all share-based awards. For restricted stock awards, the grant-date fair value of the award is calculated as the difference between the closing fair value of Federated Hermes’ Class B common stock on the date of grant and the purchase price paid by the employee, if any. Federated Hermes’ awards are generally subject to graded vesting schedules. Compensation and Related expense is generally recognized on a straight-line basis over the requisite service period of the award and is adjusted for actual forfeitures as they occur. For awards with provisions that allow for accelerated vesting upon retirement, Federated Hermes recognizes expense over the shorter of the vesting period or the period between grant date and the date on which the employee meets the minimum required age for retirement. Compensation and Related expense also includes dividends paid on forfeited awards. Excess tax benefits and/or additional tax expense (including tax benefits from dividends paid on unvested restricted stock awards) are recognized in the Income Tax Provision in the Consolidated Statements of Income.
Effective July 2, 2018, Federated Hermes established a non-public subsidiary share-based compensation plan for certain employees of FHL. The subsidiary granted equity awards in the form of restricted nonpublic subsidiary stock to certain members of the subsidiary’s management and other key employees. The grant date fair value of the awards was recognized as Compensation and Related expense in the Consolidated Statements of Income on a straight-line basis over the requisite service period of the awards and was adjusted for actual forfeitures as they occurred, with a corresponding adjustment to Redeemable Noncontrolling Interests in Subsidiaries in the Consolidated Balance Sheets. On March 14, 2022, Federated Hermes acquired the remaining shares of FHL. See Note (13) for additional information.
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
(v) Earnings Per Share
Basic and diluted earnings per share are calculated under the two-class method. Pursuant to the two-class method, unvested restricted shares of Federated Hermes’ Class B common stock with nonforfeitable rights to dividends are considered participating securities and are required to be considered in the computation of earnings per share. These unvested restricted shares, as well as the related dividends paid and their proportionate share of undistributed earnings, if any, are excluded from the computation of basic and diluted earnings per share, except for circumstances where shares vest upon retirement and the employee has reached retirement age.

(w) Business Segments
Business or operating segments are defined as a component of an enterprise that engages in activities from which it could earn revenue and incur expenses for which discrete financial information is available and is regularly evaluated by Federated Hermes’ CEO, who is the chief operating decision maker (CODM), in deciding how to allocate resources and assess performance. Federated Hermes operates in one operating segment, the investment management business, which is primarily conducted within the U.S. Federated Hermes’ CEO utilizes a consolidated approach to allocate resources and assess performance.
(2) Recent Accounting Pronouncements
Recently Adopted Accounting Guidance
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosures by expanding the frequency and extent of segment disclosures. The update was adopted for Federated Hermes’ December 31, 2024 Form 10-K. The adoption did not have a material impact on Federated Hermes’ disclosures.
Recently Issued Accounting Guidance Not Yet Adopted
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
In November 2024, the FASB issued ASU No. 2024-03 Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of income statement expenses. This ASU updates expense disclosures by requiring additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The update is effective for Federated Hermes for the December 31, 2027 Form 10-K, with early adoption permitted, and allows for either the prospective or retrospective adoption method. Management is currently evaluating this ASU to determine its impact on Federated Hermes’ disclosures.
(3) Revenue from Contracts with Customers
The following table presents Federated Hermes’ revenue disaggregated by asset class:

(in thousands)	2024	2023	2022
Money market	$837,948	$754,074	$575,261
Equity	473,065	483,650	526,957
Fixed-income	195,798	189,280	206,794
Other	125,282	182,570	136,802
Total Revenue	$1,632,093	$1,609,574	$1,445,814
The following table presents Federated Hermes’ revenue disaggregated by performance obligation:

(in thousands)	2024	2023	2022
Investment Advisory	$1,097,866	$1,115,783	$1,011,631
Administrative Services	387,531	343,332	294,557
Distribution	120,276	126,350	112,356
Other	26,420	24,109	27,270
Total Revenue	$1,632,093	$1,609,574	$1,445,814

The following table presents Federated Hermes’ revenue disaggregated by offering type:

(in thousands)	2024	2023	2022
Federated Hermes Funds	$1,373,700	$1,348,591	$1,188,933
Separate Accounts	240,422	244,952	238,638
Other	17,971	16,031	18,243
Total Revenue	$1,632,093	$1,609,574	$1,445,814
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at December 31, 2024. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to 12 months. Based on existing contracts and the applicable foreign exchange rates as of December 31, 2024, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
2025	$9,941
2026	2,194
2027	825
2028 and Thereafter	83
Total Remaining Unsatisfied Performance Obligations	$13,043
(4) Concentration Risk
The following information summarizes Federated Hermes’ revenue concentrations. See additional information on the risks related to such concentrations in Item 1A – Risk Factors (unaudited).
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes’ significant revenue concentration by asset class over the last three years:

	2024	2023	2022
Money Market Assets	51%	47%	40%
Equity Assets	29%	30%	36%
Fixed-Income Assets	12%	12%	14%
The change in the relative proportion of Federated Hermes’ revenue attributable to money market assets in 2024, as compared to the same period in 2023, was primarily the result of an increase in money market revenue due to higher average money market assets.
The change in the relative proportion of Federated Hermes’ revenue attributable to money market assets in 2023, as compared to the same period in 2022, was primarily the result of increased money market revenue primarily due to the elimination of Voluntary Yield-related Fee Waivers and higher average money market assets in 2023.

(b) Revenue Concentration by Investment Fund Strategy
The following table presents Federated Hermes’ revenue concentration by investment fund strategy over the last three years:

	2024	2023	2022
Federated Government Obligations Fund	15%	14%	12%
Federated Strategic Value Dividend strategy[1]	8%	9%	10%
1    Strategy includes Federated Hermes Funds and Separate Accounts.
A significant and prolonged decline in the AUM in these fund strategies could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these fund strategies.
(c) Revenue Concentration by Intermediary
Approximately 10% of Federated Hermes’ total revenue for 2024, and 11% for both 2023 and 2022, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated Hermes’ relationship with this intermediary could have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
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
In the ordinary course of business, Federated Hermes could implement fee waivers, rebates or expense reimbursements for various Federated Hermes Funds for competitive reasons (such as Voluntary Yield-related Fee Waivers or to maintain certain fund expense ratios/yields), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the years ended December 31, 2024, 2023 and 2022, Fee Waivers totaled $428.0 million, $504.5 million and $563.2 million, respectively, of which $319.5 million, $389.3 million and $440.7 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business could make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of money market Federated Hermes Funds. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund’s NAV, increase the market-based NAV per share of the fund’s portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and SEC guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the years ended December 31, 2024, 2023 or 2022.
In accordance with Federated Hermes’ consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of December 31, 2024 and 2023.

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
(b) Consolidated Variable Interest Entities
As of December 31, 2024 and 2023, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes’ net interest in the consolidated VIEs at December 31:

(in millions)	2024	2023
Cash and Cash Equivalents	$8.7	$10.1
Investments—Consolidated Investment Companies	77.8	12.4
Receivables—Affiliates and Other	0.2	4.7
Other Current Assets	1.2	0.3
Other Long-Term Assets	13.9	13.8
Less: Liabilities	8.8	14.0
Less: Accumulated Other Comprehensive Income (Loss), net of tax	0.0	0.6
Less: Redeemable Noncontrolling Interests in Subsidiaries	54.4	11.6
Federated Hermes’ Net Interest in VIEs	$38.6	$15.1
Federated Hermes’ net interest in the consolidated VIEs represents the value of Federated Hermes’ economic ownership interest in those VIEs.
At December 31, 2024, a Federated Hermes consolidated VIE held foreign currency forwards, which are subject to a master netting agreement, entered into as part of the consolidated VIE’s strategy. These foreign currency forwards had a $35.7 million asset balance and an offsetting $35.6 million liability balance which is recorded as a net amount of $0.1 million in Other Current Assets on the Consolidated Balance Sheets. As of December 31, 2023, this VIE was not consolidated; therefore, comparative information is not applicable.
During the year ended December 31, 2024, Federated Hermes consolidated and/or deconsolidated various VIEs due to changes in its ownership in these VIEs. There was no material impact to the Consolidated Statements of Income as a result of these consolidations and deconsolidations on a net basis.
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
At December 31, 2024 and 2023, Federated Hermes’ maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $161.1 million and $133.9 million, respectively, (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $10.0 billion and $9.3 billion at December 31, 2024 and 2023, respectively. Of the Receivables—Affiliates at December 31, 2024 and 2023, $1.7 million and $1.1 million, respectively, related to non-consolidated VIEs and represented Federated Hermes’ maximum risk of loss from non-consolidated VIE receivables.
(6) Investments
At December 31, 2024 and 2023, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $48.0 million and $99.5 million, respectively, primarily in mutual funds which represent equity investments for Federated Hermes, and held investments in Separate Accounts of $6.2 million and $7.5 million at December 31, 2024 and 2023, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes’ investments held in Separate Accounts as of December 31, 2024 and 2023, were primarily composed of stocks of large domestic and foreign companies ($2.8 million and $3.4 million, respectively) and domestic debt securities ($1.8 million and $2.4 million, respectively).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (5)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes’ Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of December 31, 2024 and 2023, were primarily composed of foreign and domestic debt securities ($70.4 million and $59.1 million, respectively), stocks of large foreign and domestic companies ($7.4 million and $4.9 million, respectively) and stocks of small and mid-sized domestic and foreign companies ($4.7 million and $4.2 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes’ investments:

(in thousands)	2024	2023	2022
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$589	$8,969	$(7,896)
Net Realized Gains (Losses)[1]	538	(1,734)	(7,333)
Net Gains (Losses) on Investments—Consolidated Investment Companies	1,127	7,235	(15,229)
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	3,340	4,454	(16,487)
Net Realized Gains (Losses)[1]	2,136	1,492	3,020
Net Gains (Losses) on Investments—Affiliates and Other	5,476	5,946	(13,467)
Gain (Loss) on Securities, net	$6,603	$13,181	$(28,696)
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
Level 3 – Valuation techniques in which one or more significant inputs or significant value drivers are unobservable in active markets.
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

(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes’ financial assets and liabilities measured at fair value on a recurring basis at December 31:

(in thousands)	Level 1	Level 2	Level 3	Total
2024
Financial Assets
Cash and Cash Equivalents	$504,441	$0	$0	$504,441
Investments—Consolidated Investment Companies	12,090	70,351	0	82,441
Investments—Affiliates and Other	51,847	2,290	23	54,160
Other[1]	9,570	0	0	9,570
Total Financial Assets	$577,948	$72,641	$23	$650,612

Total Financial Liabilities[2]	$0	$2,819	$353	$3,172

2023
Financial Assets
Cash and Cash Equivalents	$383,180	$0	$0	$383,180
Investments—Consolidated Investment Companies	11,402	59,141	0	70,543
Investments—Affiliates and Other	104,341	2,588	23	106,952
Other[1]	6,160	1,644	0	7,804
Total Financial Assets	$505,083	$63,373	$23	$568,479

Total Financial Liabilities[2]	$0	$335	$7,626	$7,961
1    Amounts primarily consist of security and other deposits and restricted cash for 2024 and 2023 and derivative assets for 2023.
2    Amounts primarily consist of derivative liabilities for 2024 and acquisition-related future contingent consideration liabilities for 2023.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at December 31, 2024 or 2023.
Cash and Cash Equivalents
Cash and Cash Equivalents include investments in money market funds and deposits with banks. Investments in money market funds totaled $465.9 million and $333.3 million at December 31, 2024 and 2023, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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

Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes could be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of December 31, 2024, acquisition-related future consideration liabilities of $0.4 million were primarily related to a business combination made in 2022 and were recorded in Other Long-Term Liabilities on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes’ liability for future consideration payments related to these business combinations:

(in thousands)
Balance at December 31, 2023	$7,626
Changes in Fair Value	(4,037)
Contingent Consideration Payments	(3,236)
Balance at December 31, 2024	$353
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of December 31, 2024 and 2023, these investments totaled $19.4 million and $19.9 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Due to an indication of potential impairment as of June 30, 2024, management measured the fair value of an indefinite-lived intangible asset related to the FHL right to manage public fund assets acquired in connection with the 2018 FHL acquisition. The fair value of this asset was determined using an income-based approach, which resulted in a fair value of $91.3 million as of June 30, 2024 (Level 3). The key assumptions used in the fair value measurement were projected revenue growth rates, projected pre-tax profit margins and the discount rate applied to projected cash flows. The projected revenue growth rates used in the measurement were between 0% and 13% (with an average of 9%) over the 2024 through 2033 forecast period, and a normalized revenue terminal growth rate of 2.5%. Projected pre-tax profit margins were between -20% and 28% (with an average of 12%) over the same forecast period, and a normalized terminal pre-tax profit margin of 28%. The discount rate used in the fair value measurement was 17.6%. See Note (9) for additional information related to the impairment of indefinite-lived intangible assets.
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2024 and 2023.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes’ debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value, net of unamortized issuance costs in the amount of $1.9 million.
(8) Derivatives
Federated Hermes enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations related to FHL, a British Pound Sterling-denominated subsidiary. None of these forwards have been designated as hedging instruments for accounting purposes. As of December 31, 2024, Federated Hermes held foreign currency forwards with a combined notional amount of £92.6 million with expiration dates ranging from March 2025 through September 2025. Federated Hermes recorded $2.8 million in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2024.

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
For the years ended December 31, 2024 and 2023 Federated Hermes recorded a $2.5 million and $3.4 million realized gain, respectively, to Operating Expenses – Other on the Consolidated Statements of Income for foreign currency forward transactions.
(9) Intangible Assets
(a) Indefinite-lived intangible assets
Indefinite-lived intangible assets are recorded in Intangible Assets, net on the Consolidated Balance Sheets and include rights to manage fund assets ($237.4 million and $304.6 million at December 31, 2024 and 2023, respectively) and trade names ($49.2 million and $50.1 million at December 31, 2024 and 2023, respectively). The decrease in indefinite-lived intangible assets at December 31, 2024 as compared to December 31, 2023 is primarily a result of a $66.3 million non-cash impairment of an indefinite-lived intangible asset recognized at June 30, 2024.
Due to actual results trailing projected results, driven by a combination of lower gross sales and higher redemptions for the quarter ended June 30, 2024 management concluded that an indicator of potential impairment existed for the indefinite-lived intangible asset related to the FHL right to manage public fund assets acquired in connection with the 2018 FHL acquisition. Management used an income-based approach, the discounted cash flow method, to value the asset as of June 30, 2024, which resulted in a non-cash impairment charge of $66.3 million. The non-cash impairment was recorded in Operating Expenses – Intangible Asset Related on the Consolidated Statements of Income. There were no other impairments during the year ended December 31, 2024.
The uncertainty caused by the coronavirus pandemic resulted in management determining that an indicator of potential impairment existed beginning in the first quarter 2020 for the FHL right to manage public fund assets acquired in connection with the 2018 FHL acquisition. Management used an income-based approach to valuation, the discounted cash flow method, to value the asset. As a result of continued increases in market interest rates and a decrease in near-term projected cash flows, a discounted cash flow analysis was prepared as of December 31, 2022 and resulted in a non-cash impairment charge of $31.5 million recorded in Operating Expenses – Intangible Asset Related on the Consolidated Statements of Income. There were no other impairments during the year ended December 31, 2023.
(b) Finite-lived intangible assets
Finite-lived intangible assets primarily represent customer relationships and consist of the following at December 31:

(in thousands)	2024	2023
Cost	$117,054	$118,905
Accumulated Amortization	(75,787)	(64,112)
Carrying Value	$41,267	$54,793
The decrease in finite-lived intangible assets at December 31, 2024 as compared to December 31, 2023 primarily relates to amortization expense ($13.0 million).
Amortization expense for finite-lived intangible assets was $13.0 million, $13.9 million and $12.5 million in 2024, 2023 and 2022, respectively, and was recorded in Operating Expenses – Intangible Asset Related on the Consolidated Statements of Income.

Expected aggregate annual amortization expense for finite-lived intangible assets in each of the five succeeding years assuming no new acquisitions or impairments is shown in the table below:

(in thousands)
2025	$12,716
2026	9,007
2027	5,707
2028	4,841
2029	2,233
(c) Goodwill
Goodwill at December 31, 2024 decreased $2.3 million from December 31, 2023 primarily as a result of foreign exchange rate fluctuations on goodwill denominated in a foreign currency.
(10) Property and Equipment
Property and equipment consisted of the following at December 31:

(in thousands)	Estimated Useful Life			2024	2023
Computer Software and Hardware	1	to	5 years	$78,770	$85,054
Leasehold Improvements	Up to term of lease			41,764	41,945
Transportation Equipment	3	to	12 years	17,851	17,851
Office Furniture and Equipment	4	to	15 years	5,283	5,713
Total Cost				143,668	150,563
Accumulated Depreciation				(118,103)	(119,852)
Property and Equipment, net				$25,565	$30,711
Depreciation expense was $9.1 million, $13.0 million and $15.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was recorded in Operating Expenses – Office and Occupancy on the Consolidated Statements of Income.
(11) Debt
Unsecured Senior Notes
On March 17, 2022, pursuant to the Note Purchase Agreement, Federated Hermes issued unsecured senior notes in the aggregate amount of $350 million, at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of December 31, 2024, $348.1 million, net of unamortized issuance costs in the amount of $1.9 million, was recorded in Long-Term Debt on the Consolidated Balance Sheets.
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
The Note Purchase Agreement includes representations and warranties, affirmative and negative financial covenants, including interest coverage ratio covenant and leverage ratio covenant reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the period ended December 31, 2024. See the Liquidity and Capital Resources section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) for additional information.
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
As of December 31, 2024, the interest on borrowings from the revolving credit facility is calculated at the term Secured Overnight Financing Rate (SOFR) which includes a benchmark adjustment based on its historical relationship to the London Interbank Offering Rate (LIBOR). The borrowings under the revolving credit facility may include up to $50 million for which interest is calculated at the daily SOFR plus a spread unless a base rate option is elected (Swing Line). Effective July 1, 2023, Federated Hermes began using SOFR as a replacement to LIBOR in order to calculate interest on borrowings, if any, as permitted by the Credit Agreement. This is only a change to the rate index used for future borrowings under the Credit Agreement due to the discontinuance of LIBOR in the market and is not an amendment to the Credit Agreement.
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, can elect to make discretionary principal payments. There was no activity on the Credit Agreement during 2024.
As of December 31, 2024 and 2023, there were no outstanding borrowings under the revolving credit facility. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender’s commitment. As of December 31, 2024, Federated Hermes has $350 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all covenants at and during the year ended December 31, 2024. See the Liquidity and Capital Resources section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) for additional information. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Third Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.
(12) Employee Benefit Plans
Federated Hermes offers defined contribution plans to its employees. The total expense for these plans recognized in Operating Expenses – Compensation and Related amounted to $16.9 million, $14.4 million and $13.9 million for 2024, 2023 and 2022, respectively.
(13) Share-Based Compensation
(a) Restricted Stock
Federated Hermes’ long-term stock-incentive compensation is provided under the Stock Incentive Plan (the Plan), as amended and subsequently approved by shareholders from time to time. Share-based awards are granted to reward Federated Hermes’ employees and non-management directors who have contributed to the success of Federated Hermes and to provide incentive to increase their efforts on behalf of Federated Hermes. Since the Plan’s inception, a total of 36.1 million shares of Class B common stock have been authorized for granting share-based awards in the form of restricted stock, stock options or other share-based awards. As of December 31, 2024, 3.1 million shares are available under the Plan.

Share-based compensation expense was $28.8 million, $33.9 million and $34.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. The associated tax benefits recorded in connection with share-based compensation expense were $7.0 million, $8.3 million and $8.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, the maximum remaining unrecognized compensation expense related to share-based awards approximated $89 million which is expected to be recognized over a weighted-average period of approximately six years.
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
The following table summarizes activity of non-vested restricted stock awards for the year ended December 31, 2024:

	Restricted Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2024	3,886,494	$30.60
Granted[1]	921,107	37.87
Vested	(976,895)	31.40
Forfeited	(193,391)	30.67
Non-vested at December 31, 2024	3,637,315	$32.21
1    During 2024, Federated Hermes awarded 93,500 shares of restricted Class B common stock under the UK Sub-Plan that generally vest over a five-year period. Federated Hermes awarded 378,107 shares of restricted Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This bonus restricted stock generally vests over a three-year period. In addition, Federated Hermes awarded 449,500 shares of restricted Class B common stock under this same Plan that generally vest over a ten-year period.
Federated Hermes awarded 921,107 shares of restricted Class B common stock with a weighted-average grant-date fair value of $37.87 to employees during 2024; awarded 876,296 shares of restricted Class B common stock with a weighted-average grant-date fair value of $34.20 to employees during 2023; and awarded 2,314,542 shares of restricted Class B common stock with a weighted-average grant-date fair value of $32.89 to employees during 2022.
The total fair value of restricted stock vested during 2024, 2023 and 2022 was $36.0 million, $49.5 million and $52.0 million, respectively.
(b) Subsidiary Stock Plan
Effective July 2, 2018, Federated Hermes established a non-public subsidiary share-based compensation plan for certain employees of FHL. These awards, which were subject to continued-service vesting requirements, vested over a period of three to five years. The award holders had a right to exercise a put option to sell shares to Federated Hermes at fair value and Federated Hermes had a right to exercise a call option to acquire shares at fair value. Federated Hermes recognized compensation expense for this plan of $0.7 million in Operating Expenses – Compensation and Related on the Consolidated Statements of Income for the year ended December 31, 2022. No compensation expense for this plan was recognized for the years ended December 31, 2024 or 2023.
On March 14, 2022, Federated Hermes acquired the remaining shares of FHL. Federated Hermes granted 1,183,066 shares of restricted Federated Hermes Class B common stock pursuant to award agreements to certain FHL employees in exchange for their beneficial interests in awards of restricted FHL shares held on March 14, 2022. These shares of Federated Hermes Class B common stock were reserved for issuance under the Plan. Federated Hermes also issued a combined 318,807 shares of treasury Federated Hermes Class B common stock to the trustee of a non-U.S. domiciled employee benefit trust, and a non-U.S. resident former FHL employee, in exchange for beneficial interests in the FHL shares held by them on March 14, 2022. The Federated Hermes shares held by the employee benefit trust were used for restricted stock awards for FHL management and key employees. As of December 31, 2024, no shares remain in the employee benefit trust.

(14) Common Stock
The Class A Shareholder has the entire voting rights of Federated Hermes; however, without the consent of the majority of the holders of Class B common stock, the Class A Shareholder cannot alter Federated Hermes’ structure, dispose of all or substantially all of its assets, amend its Articles of Incorporation or Bylaws to adversely affect the Class B common shareholders, or liquidate or dissolve Federated Hermes. With respect to dividends, distributions and liquidation rights, the Class A common stock and Class B common stock have equal preferences and rights.
(a) Dividends
Cash dividends of $184.8 million, $98.1 million and $97.9 million were paid in 2024, 2023 and 2022, respectively, to holders of Federated Hermes common stock. Of the amount paid in 2024, $84.2 million represented a $1.00 per share special dividend. All dividends were considered ordinary dividends for tax purposes.
(b) Treasury Stock
In December 2021, the board of directors authorized a share repurchase program with no stated expiration date that allowed the repurchase of up to 7.5 million shares of Class B common stock. This program was fulfilled in September 2022. In June 2022, the board of directors authorized a share repurchase program with no stated expiration date that allowed the repurchase of up to 5.0 million shares of Class B common stock. This program was fulfilled in December 2023. In October 2023, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. In October 2024, the board of directors authorized an additional share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other programs existed as of December 31, 2024. The programs authorize executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes’ board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the year ended December 31, 2024, Federated Hermes repurchased 4.0 million shares of its Class B common stock for $133.6 million, nearly all of which were repurchased in the open market. At December 31, 2024, 5.7 million shares remained available to be repurchased under these share repurchase programs.
In July 2022, Federated Hermes’ board of directors authorized the retirement of 10.0 million treasury shares which restored these shares to authorized but unissued status. Federated Hermes recorded a $313.8 million reduction to Treasury Stock and a $42.7 million reduction to Class B common stock. The difference was recorded as a reduction to Retained Earnings and Additional Paid-In Capital from Treasury Stock Transactions. There was no impact to total equity as a result of this non-cash transaction.
(15) Income Taxes
Federated Hermes files a consolidated federal income tax return. Financial statement tax expense is determined under the liability method.
Income Tax Provision consisted of the following expense/(benefit) components for the years ended December 31:

(in thousands)	2024	2023	2022
Current:
Federal	$112,218	$91,194	$77,954
State	15,419	11,645	11,946
Foreign	477	(540)	580
Total Current	128,114	102,299	90,480
Deferred:
Federal	(4,760)	3,686	(1,589)
State	(446)	(185)	(360)
Foreign	(9,729)	751	(16,873)
Total Deferred	(14,935)	4,252	(18,822)
Total	$113,179	$106,551	$71,658

The reconciliation between the statutory income tax rate and the effective tax rate consisted of the following for the years ended December 31:

	2024	2023	2022
Expected Federal Statutory Income Tax Rate	21.0%	21.0%	21.0%
Increase/(Decrease):
State and Local Income Taxes, net of Federal Benefit	3.2	2.4	2.9
Foreign Income Taxes	4.3	2.0	(1.8)
Non-Deductible Executive Compensation	1.1	1.0	1.2
Other	0.1	(0.5)	0.1
Effective Tax Rate	29.7%	25.9%	23.4%
The effective tax rate for 2024 increased to 29.7% as compared to the effective tax rate for 2023 of 25.9% primarily due to a valuation allowance on foreign deferred tax assets and the impairment of an indefinite-lived intangible asset (2.3%), and a state tax law change and a state deferred tax adjustment (0.8%).
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

(in thousands)	2024	2023
Deferred Tax Assets
Tax Net Operating Loss Carryforwards	$110,704	$95,748
Lease Liability	27,480	26,652
Compensation and Related	15,272	16,719
Other	10,826	2,647
Total Deferred Tax Assets	164,282	141,766
Valuation Allowance	(100,214)	(76,282)
Total Deferred Tax Asset, net of Valuation Allowance	$64,068	$65,484
Deferred Tax Liabilities
Intangible Assets	$204,885	$216,093
Right-of-Use Asset	25,651	24,589
Other	4,489	11,094
Total Gross Deferred Tax Liability	$235,025	$251,776
Net Deferred Tax Liability	$170,957	$186,292
At December 31, 2024, Federated Hermes had deferred tax assets related to state and foreign tax net operating loss carryforwards in certain taxing jurisdictions in the aggregate of $110.7 million. The state net operating losses will expire through 2044, while most foreign net operating losses do not expire. A valuation allowance has been recognized for $38.3 million (or 99.6%) of the deferred tax asset for state tax net operating losses, and for $62.0 million (or 85.7%) of the deferred tax asset for foreign tax net operating losses. The valuation allowances were recorded due to management’s belief that it is more likely than not that Federated Hermes will not realize the full benefit of these net operating losses. For the deferred tax asset, net of valuation allowance related to foreign net operating losses, management has relied on future reversals of temporary taxable differences to support the realizable portion of the deferred tax asset.
At December 31, 2023, Federated Hermes had deferred tax assets related to state and foreign tax net operating loss carryforwards in certain taxing jurisdictions in the aggregate of $95.7 million. The state net operating losses will expire through 2043, while most foreign net operating losses do not expire. A valuation allowance has been recognized for $40.8 million (or 99.8%) of the deferred tax asset for state tax net operating losses, and for $35.5 million (or 64.7%) of the deferred tax asset for foreign tax net operating losses. The valuation allowances were recorded due to management’s belief that it is more likely than not that Federated Hermes will not realize the full benefit of these net operating losses. For the deferred tax asset, net of valuation allowance related to foreign net operating losses, management believes that it is more likely than not that it will realize the benefit of these net operating losses based on projections of future taxable income for the entities to which these relate.

Federated Hermes’ remaining deferred tax assets as of December 31, 2024 and 2023 primarily related to lease liabilities reported pursuant to ASC 842 and U.S. compensation-related expenses that have been recognized for book purposes but are not yet deductible for tax purposes. Management believes that it is more likely than not that Federated Hermes will receive the full benefit of these deferred tax assets due to the expectation that Federated Hermes will generate taxable income well in excess of these amounts in the years they become deductible.
Federated Hermes and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in certain foreign jurisdictions. Based upon its review of these filings, there were no material unrecognized tax benefits as of December 31, 2024 or 2023. Therefore, there were no material changes during 2024, and no reasonable possibility of a significant increase or decrease in unrecognized tax benefits within the next twelve months. Federated Hermes’ U.S. federal tax returns for tax years 2021 to 2024 remain open to examination, while filings in its major state tax jurisdictions from tax years 2020 to 2024 generally remain open to examination.
(16) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes for the years ended December 31:

(in thousands, except per share data)	2024	2023	2022
Numerator
Net Income Attributable to Federated Hermes, Inc.	$268,314	$298,980	$239,496
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(11,605)	(13,981)	(11,828)
Total Net Income Attributable to Federated Hermes Common Stock	$256,709	$284,999	$227,668
Denominator
Basic Weighted-Average Federated Hermes Common Stock[2]	79,426	83,858	85,762
Dilutive Impact from Non-forfeitable Restricted Stock	4	5	4
Diluted Weighted-Average Federated Hermes Common Stock[2]	79,430	83,863	85,766
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock – Basic and Diluted[2]	$3.23	$3.40	$2.65
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
Federated Hermes may enter into, modify or terminate certain leases in accordance with the lease agreements. During the years ended December 31, 2024, 2023 and 2022, these transactions resulted in non-cash increases of $20.0 million, $20.3 million and $3.3 million, respectively, to Right-of-Use Assets, net and Lease Liabilities (both current and long-term) on the Consolidated Balance Sheets.
During the years ended December 31, 2024, 2023 and 2022, Federated Hermes recorded $19.2 million, $19.5 million and $19.0 million, respectively, in operating lease costs to Operating Expenses – Office and Occupancy on the Consolidated Statements of Income.

The following table reconciles future minimum undiscounted payments of the operating lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2024:

(in millions)
2025	$17.2
2026	19.0
2027	18.5
2028	18.5
2029	18.7
2030 and Thereafter	44.8
Total Undiscounted Lease Payments	$136.7
Present Value Adjustment[1]	(22.8)
Net Operating Lease Liabilities	$113.9
1    Calculated using the IBR for each lease.
The following information relates to the operating leases recorded on the Consolidated Balance Sheets as of December 31, 2024:

Weighted-average remaining lease term (in years)	7.8
Weighted-average discount rate (IBR)	4.2%
Cash paid in 2024 for the amounts included in the measurement of lease liabilities (in millions)	$19.0
(18) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2021	$16,362
Other Comprehensive Income (Loss)	(62,038)
Balance at December 31, 2022	$(45,676)
Other Comprehensive Income (Loss)	25,765
Balance at December 31, 2023	$(19,911)
Other Comprehensive Income (Loss)	(12,172)
Balance at December 31, 2024	$(32,083)

(19) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	FHL and other entities	Total
Balance at January 1, 2022	$24,659	$38,543	$63,202
Net Income (Loss)	(6,320)	1,388	(4,932)
Other Comprehensive Income (Loss), net of tax	0	(2,329)	(2,329)
Subscriptions—Redeemable Noncontrolling Interest Holders	53,040	2,131	55,171
Consolidation/(Deconsolidation)	(435)	0	(435)
Stock Award Activity	0	707	707
Distributions to Noncontrolling Interests in Subsidiaries	(20,627)	(5,352)	(25,979)
Acquisition of Remaining Equity of FHL	0	(37,805)	(37,805)
Change in Estimated Redemption Value of Redeemable Noncontrolling Interests in FHL	0	14,221	14,221
Balance at December 31, 2022	$50,317	$11,504	$61,821
Net Income (Loss)	5,311	490	5,801
Other Comprehensive Income (Loss), net of tax	(8)	593	585
Subscriptions—Redeemable Noncontrolling Interest Holders	72,463	360	72,823
Consolidation/(Deconsolidation)	(75,225)	0	(75,225)
Distributions to Noncontrolling Interests in Subsidiaries	(38,517)	(1,443)	(39,960)
Balance at December 31, 2023	$14,341	$11,504	$25,845
Net Income (Loss)	(643)	759	116
Other Comprehensive Income (Loss), net of tax	(1,049)	362	(687)
Subscriptions—Redeemable Noncontrolling Interest Holders	68,513	631	69,144
Consolidation/(Deconsolidation)	(7,646)	0	(7,646)
Distributions to Noncontrolling Interests in Subsidiaries	(28,431)	(2,827)	(31,258)
Balance at December 31, 2024	$45,085	$10,429	$55,514
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
In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes’ right to challenge the claim. Further, Federated Hermes’ obligations under these agreements can be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes’ obligations and the unique facts and circumstances involved in each particular agreement. As of December 31, 2024, management does not believe that a material loss related to any of these matters is reasonably possible.
(c) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of December 31, 2024, Federated Hermes does not believe that a material loss related to any of these claims is reasonably possible.
(d) Other
During the first quarter 2023, an administrative error was identified related to a failure to register certain shares of a Federated Hermes closed-end tender fund. Federated Hermes has incurred costs totaling $20.0 million as of December 31, 2024 related to correcting this issue, of which $17.9 million represents a settlement with affected shareholders that was paid during the second quarter 2023. Management believes an insurance reimbursement of $15.9 million is probable based on the contractual terms of the insurance policies. Accordingly, $15.9 million has been recorded to Receivables, net at December 31, 2024. However, the insurance claim is now the subject of litigation with two of Federated Hermes’ insurance carriers. Changes to these estimates, which are contingent upon resolution of the insurance claim with the applicable insurers, could be materially different from the amount Federated Hermes has recorded.
In connection with the restructuring of an infrastructure fund, Federated Hermes purchased certain limited partners’ rights to receive future carried interest at fair value, which was calculated by a third-party, for $9.8 million and was included in Operating Expenses – Other in the second quarter 2023. Due to the restructuring, an existing clawback risk on previously earned carried interest was removed. The purchase of these carried interest rights and related legal and professional fees and other costs are not deductible for tax purposes. An additional $5.1 million and $3.1 million in consideration was recorded in Operating Expenses – Other in the second half of 2023 and in 2024, respectively. An agreement with the last limited partner was finalized in January 2025.
(21) Segment and Geographic Information
Federated Hermes operates in one operating segment, the investment management business. Federated Hermes’ CEO is the CODM. The CODM utilizes a consolidated approach to allocate resources and assess performance.
The CODM assesses performance and decides how to allocate resources based on revenue and net income as reported on the Consolidated Statements of Income. The measure of segment assets is reported on the Consolidated Balance Sheets as Total Assets.
The CODM uses revenue and net income in making key operating decisions, including approvals for business acquisitions, high-level compensation decisions, determination of shareholder dividends, including special dividends, repurchasing company stock, developing and seeding new offerings, modifying existing offerings and determination of funding of significant technology projects.
Federated Hermes’ revenues from U.S. and non-U.S. operations were as follows for the years ended December 31:

(in thousands)	2024	2023	2022
U.S.	$1,384,559	$1,291,959	$1,159,373
Non-U.S.[1]	247,534	317,615	286,441
Total Revenue	$1,632,093	$1,609,574	$1,445,814
1    This represents revenue earned by non-U.S. domiciled subsidiaries, primarily in the UK.
Federated Hermes’ Right-of-Use Assets, net and Property and Equipment, net for U.S. and non-U.S. operations were as follows at December 31:

(in thousands)	2024	2023
U.S.	$105,110	$100,719
Non-U.S.[1]	25,165	29,257
Total Right-of-Use Assets, net and Property and Equipment, net[1]	$130,275	$129,976
1    This represents net assets of non-U.S. domiciled subsidiaries, primarily in the UK.

(22) Subsequent Events
On January 30, 2025, the board of directors declared a $0.31 per share dividend. The dividend was payable to shareholders of record as of February 7, 2025, resulting in $25.3 million being paid on February 14, 2025.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes’ President and CEO and Chief Financial Officer, of the effectiveness of Federated Hermes’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. Based upon that evaluation, the President and CEO and the Chief Financial Officer concluded that Federated Hermes’ disclosure controls and procedures were effective at December 31, 2024.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in Federated Hermes’ internal control over financial reporting that occurred during the fourth quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, Federated Hermes’ internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
Insider Trading Arrangements
While certain officers have elected in advance to satisfy tax obligations arising from the vesting of awards of periodic and bonus restricted Federated Hermes Class B Common Stock through the sale of sufficient shares of such stock necessary to satisfy such tax obligations in the open-market, no director or officer adopted, modified or terminated a Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading arrangement during the fiscal quarter ended December 31, 2024.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth below) is contained in Federated Hermes’ Information Statement for the 2025 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Security Ownership – Delinquent Section 16(a) Reports, and is incorporated herein by reference.
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

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this Item is contained in Federated Hermes’ Information Statement for the 2025 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See Note (13) to the Consolidated Financial Statements for information regarding Federated Hermes’ share-based compensation plan as of December 31, 2024. Federated Hermes had no other plans to grant shares of Class B common stock to employees not approved by shareholders.
All other information required by this Item is contained in Federated Hermes’ Information Statement for the 2025 Annual Meeting of Shareholders under the caption Security Ownership and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is contained in Federated Hermes’ Information Statement for the 2025 Annual Meeting of Shareholders under the captions Related Person Transactions, Conflict of Interest Policies and Procedures and Board of Directors and Election of Directors and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Pittsburgh, PA, Auditor Firm ID: 42. The information required by this Item is contained in Federated Hermes’ Information Statement for the 2025 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm and is incorporated herein by reference.

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
(b) Exhibits:
The following exhibits are filed or incorporated as part of this Form 10-K:

Exhibit Number	Description

2.01	Agreement and Plan of Merger, dated as of February 20, 1998, between Federated Investors and Federated (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-4 (File No. 333-48361))

2.02	Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.03	Amendment No. 1, dated April 11, 2001, to the Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.2 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.09	Share Sale Agreement, dated April 12, 2018, among BT Pension Scheme Trustees Limited, as trustee for and on behalf of the BT Pension Scheme, and Federated Holdings (UK) II Limited and Federated Investors, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated April 13, 2018 (File No. 001-14818))

3.04	Restated Articles of Incorporation of Federated Hermes, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K dated February 3, 2020 (File No. 001-14818))

3.07	Restated Bylaws of Federated Hermes, Inc. (incorporated by reference to Exhibit 3.1 to the March 31, 2020 Quarterly Report on Form 10-Q (File No. 001-14818))

4.01	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-4 (File No. 333-48361))

4.02	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-4 (File No. 333-48361))

4.05	Shareholder Rights Agreement, dated August 1, 1989, between Federated and The Standard Fire Insurance Company, as amended January 31, 1996 (incorporated by reference to Exhibit 4.06 to the Registration Statement on Form S-4 (File No. 333-48361))

4.06	Form of Federated Hermes, Inc. Class A Common Stock certificate, as amended January 31, 2020 (incorporated by reference to Exhibit 4.06 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

4.07	Form of Federated Hermes, Inc. Class B Common Stock certificate, as amended January 31, 2020 (incorporated by reference to Exhibit 4.07 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

4.08	Description of Federated Hermes, Inc. Securities (incorporated by reference to Exhibit 4.08 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

9.01	Voting Shares Irrevocable Trust dated May 31, 1989 (incorporated by reference to Exhibit 9.01 to the Registration Statement on Form S-4 (File No. 333-48361))

10.15	Federated Investors Tower Lease dated January 1, 1993 (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-4 (File No. 333-48361))

10.16	Federated Investors Tower Lease dated February 1, 1994 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-4 (File No. 333-48361))

10.19	Employment Agreement, dated December 28, 1990, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.08 to the Registration Statement on Form S-4 (File No. 333-48361))

10.41	Amendments No. 6, 5, 4, 3 and 2 to Federated Investors Tower Lease dated as of December 31, 2003; November 10, 2000; June 30, 2000; February 10, 1999; and September 19, 1996 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.67	ISDA Master Agreement and schedule between Federated Investors, Inc. and PNC Bank National Association related to the $425,000,000 forward-starting interest rate swap, entered into on March 30, 2010 and effective April 9, 2010 (incorporated by reference to Exhibit 10.2 to the June 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

10.68	ISDA Master Agreement and schedule between Federated Investors, Inc. and Citibank, N.A. related to the $425,000,000 forward-starting interest rate swap, entered into on March 30, 2010 and effective April 9, 2010 (incorporated by reference to Exhibit 10.3 to the June 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

10.69	Employment Agreement, dated July 6, 1983, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.69 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-14818))

10.72	Amendments No. 8 and 7 to Federated Investors Tower Lease dated as of September 9, 2011 and August 15, 2007 (incorporated by reference to Exhibit 10.1 to the September 30, 2011 Quarterly Report on Form 10-Q (File No. 001-14818))

10.78	Federated Investors, Inc. Employee Stock Purchase Plan, amended as of January 1, 2016 (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-14818))

10.80	Amendment No. 9 to Federated Investors Tower Lease dated as of September 9, 2016 (incorporated by reference to Exhibit 10.1 to the September 30, 2016 Quarterly Report on Form 10-Q (File No. 001-14818))

10.82	Employment Agreement, dated October 22, 1990, between Federated Securities Corp. and an executive officer (incorporated by reference to Exhibit 10.82 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-14818))

10.83	2016 Restricted Stock Award Agreement, dated June 15, 2016, by and between Federated Investors, Inc. and an executive officer (incorporated by reference to Exhibit 10.83 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-14818))

10.86	Federated Investors, Inc. Stock Incentive Plan, as amended, as approved by shareholders on April 26, 2018 (incorporated by reference to Exhibit 10.1 to the March 31, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.90	UK Sub-Plan to the Federated Investors, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.91	Form of Restricted Stock Award Agreement for UK Sub-Plan (incorporated by reference to Exhibit 10.2 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.117	Employment Contract dated June 25, 2018 between Hermes Fund Managers Limited and an executive officer (incorporated by reference to Exhibit 10.24 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.119	Hermes Fund Managers Limited Co-investment Scheme Rules 2018 (incorporated by reference to Exhibit 10.26 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.120	Transaction Agreement, dated as of May 6, 2019, by and between Federated Investors, Inc. and PNC Capital Advisors, LLC (incorporated by reference to Exhibit 10.1 to the June 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.121	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.1 to the September 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.122	Form of Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (incorporated by reference to Exhibit 10.2 to the September 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.123	Federated Hermes, Inc. Employee Stock Purchase Plan, amended as of January 31, 2020 (incorporated by reference to Exhibit 10.123 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.124	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.124 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.125	Form of Restricted Stock Award Agreement for UK Sub-Plan (incorporated by reference to Exhibit 10.125 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.126	Form of Bonus Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.126 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.127	Form of Bonus Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (incorporated by reference to Exhibit 10.127 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.128	Federated Hermes, Inc. Annual Incentive Plan, as amended as of January 31, 2020 (incorporated by reference to Exhibit 10.128 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.129	Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 31, 2020 (incorporated by reference to Exhibit 10.129 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.130	UK Sub-Plan to the Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 31, 2020 (incorporated by reference to Exhibit 10.130 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.131	Amendment No. 10 to Federated Hermes Tower Lease dated as of February 21, 2020 (incorporated by reference to Exhibit 10.131 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.132	Hermes Fund Managers Limited Co-investment Scheme Rules – Addendum (incorporated by reference to Exhibit 10.132 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-14818))

10.133	The Fourth Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Federated Hermes, Inc. certain subsidiaries as guarantors party thereto, the banks as lenders party thereto, and PNC Bank, National Association, PNC Capital Markets LLC, Citigroup Global Markets, Inc., Citibank, N.A. and Toronto-Dominion Bank, New York Branch (incorporated by reference to Exhibit 10.1 to the June 30, 2021 Quarterly Report on Form 10-Q (File No. 001-14818))

10.134	Federated Hermes, Inc. Stock Incentive Plan, amended as of January 7, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 7, 2022 (File No. 001-14818))

10.135	UK Sub-Plan to the Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 27, 2022 (incorporated by reference to Exhibit 10.135 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.136	Form of Restricted Stock Award Agreement (Pool A and Pool B) for UK Sub-Plan (incorporated by reference to Exhibit 10.136 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.137	Form of Restricted Stock Award Agreement (Pool A) for UK Sub-Plan (incorporated by reference to Exhibit 10.137 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.138	Form of Restricted Stock Award Agreement (Pool A) for Singapore (incorporated by reference to Exhibit 10.138 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.139	Form of Restricted Stock Award Agreement (Retiring Employee) for UK Sub-Plan (incorporated by reference to Exhibit 10.139 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.140	Federated Hermes, Inc. $350,000,000 3.29% Senior Notes due March 17, 2032 Note Purchase Agreement dated March 17, 2022 (incorporated by reference to Exhibit 10.1 to the March 31, 2022 Quarterly Report on Form 10-Q (File No. 001-14818))

10.141	Asset Purchase Agreement among Federated Hermes, Inc., C.W. Henderson & Associates, Inc. and the owners dated as of July 15, 2022 (incorporated by reference to Exhibit 10.1 to the June 30, 2022 Quarterly Report on Form 10-Q (File No. 001-14818))

10.142	First Amendment, dated September 30, 2022, to the Asset Purchase Agreement dated as of July 15, 2022, by and among Federated Hermes, Inc., C.W. Henderson & Associates, Inc. and the owners (incorporated by reference to Exhibit 10.142 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-14818))

10.143	Federated Hermes Co-Investment Scheme Rules 2023 (incorporated by reference to Exhibit 10.1 to the March 31, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.144	Federated Hermes, Inc. Annual Incentive Plan, as amended October 26, 2023 (incorporated by reference to Exhibit 10.1 to the September 30, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.145	Federated Hermes, Inc. Stock Incentive Plan, as amended October 26, 2023 (incorporated by reference to Exhibit 10.2 to the September 30, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.146	Form of 2023 Restricted Stock Award Agreement for Federated Hermes, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the September 30, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.147	UK Sub-Plan to the Federated Hermes, Inc. Stock Incentive Plan, as amended as of October 26, 2023 (incorporated by reference to Exhibit 10.4 to the September 30, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.148	Form of 2023 Restricted Stock Award Agreement for UK Sub-Plan (incorporated by reference to Exhibit 10.5 to the September 30, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.149	Form of Cash Award Agreement for Non-U.S. Employee for Federated Hermes, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the September 30, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.150	Amendment No. 11 to Federated Investors Tower Lease dated February 21, 2023 (incorporated by reference to Exhibit 10.150 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-14818))

10.151	Federated Hermes, Inc. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 10.151 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-14818))

10.152	Form of 2023 Bonus Restricted Stock Award Agreement for Federated Hermes, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.152 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-14818))

10.153	Form of 2023 Bonus Restricted Stock Award Agreement for UK Sub-Plan (incorporated by reference to Exhibit 10.153 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-14818))

10.154	Form of 2024 Bonus Restricted Stock Award Agreement for UK Sub-Plan (filed herewith)

10.155	Federated Hermes Limited Co-Investment Scheme Rules 2024 (filed herewith)

14.04	Federated Hermes, Inc. Code of Ethics for Senior Financial Officers, as amended as of January 25, 2024 (incorporated by reference to Exhibit 14.04 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-14818))

19.01	Federated Hermes, Inc. Policy on Trading and Confidentiality, as amended October 24, 2024 (filed herewith)

21.01	Subsidiaries of the Registrant (filed herewith)

23.01	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

The following XBRL documents are filed herewith:
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED HERMES, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date:	February 28, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Christopher Donahue	President, Chief Executive Officer, Chairman	February 28, 2025
J. Christopher Donahue	and Director (Principal Executive Officer)

/s/ Thomas R. Donahue	Chief Financial Officer and Director	February 28, 2025
Thomas R. Donahue	(Principal Financial Officer)

/s/ Richard A. Novak	Principal Accounting Officer	February 28, 2025
Richard A. Novak

/s/ Joseph C. Bartolacci	Director	February 28, 2025
Joseph C. Bartolacci

/s/ John B. Fisher	Director	February 28, 2025
John B. Fisher

/s/ Karen L. Hanlon	Director	February 28, 2025
Karen L. Hanlon

/s/ Marie Milie Jones	Director	February 28, 2025
Marie Milie Jones

EXHIBIT INDEX

Exhibit Number	Description

10.154	Form of 2024 Bonus Restricted Stock Award Agreement for UK Sub-Plan

10.155	Federated Hermes Limited Co-Investment Scheme Rules 2024

19.01	Federated Hermes, Inc. Policy on Trading and Confidentiality, as amended October 24, 2024

21.01	Subsidiaries of the Registrant

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)