Form 10-Q
period 2025-03-31
FEDERATED HERMES, INC.
filed 2025-04-25
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 18, 2025, the Registrant had outstanding 9,000 shares of Class A common stock and 79,093,857 shares of Class B common stock.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that can cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “forecast,” “project,” “predict,” “trend,” “approximate,” “potential,” “opportunity,” “believe,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “projection,” “plan,” “assume,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “can,” “may,” and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management’s assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: asset flows, levels, values and mix and their impact; the possibility and potential impact of impairments; business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; money market funds’ potential yield advantage in a falling interest rate environment; fee rates and recognition; sources, levels and recognition of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances and the degree to which Fee Waivers can be implemented; the impact of market volatility, liquidity, and other market conditions; whether performance fees or carried interest will be earned or clawed back; whether and when capital contributions can be made, the possible availability of insurance and probability of insurance reimbursements or recoveries in connection with indemnification obligations or other claims; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the impact of acquisitions on Federated Hermes’ growth, including the possibility of further acceleration of growth in markets outside the United States (U.S.); the timing and amount of acquisition-related payment obligations; payment obligations pursuant to employment or incentive and business arrangements; vesting rights and requirements; business and market expansion opportunities; interest and principal payments or expenses; taxes, tax rates; tax elections, and the impact of tax law changes; treatment of dividends from non-U.S. subsidiaries; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity, including the amount and timing of expected future capital expenditures; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes’ product, strategy, and other service (as applicable, offering) and market performance and Federated Hermes’ performance indicators; investor preferences; offering demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; the outcome and impact of legal proceedings; regulatory matters and potential deregulation, including the pace, level, focus, scope, timing, impact, effects and other consequences of regulatory matters; dedication of resources; accounting-related assessments, judgements and determinations; compliance, and related legal, compliance and other professional services expenses; and interest rate, concentration, market, currency and other risks and their impact. Any forward-looking statement is inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond Federated Hermes’ control. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes’ business and results, including by changing Federated Hermes’ asset flows, levels, and mix, and business mix, which can cause a decline in revenues and net income, result in impairments and change the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements or consideration of certain performance measures. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes’ success in developing, structuring and distributing its offerings, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediary customers who sell Federated Hermes’ offerings to other customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes’ risks and uncertainties also include liquidity and credit risks in Federated Hermes’ money market funds and revenue risk, which will be affected by yield levels in money market fund offerings, Fee Waivers, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such offerings. Many of these factors can be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that can impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$387,567	$504,441
Investments—Consolidated Investment Companies	99,119	82,441
Investments—Affiliates and Other	55,140	54,160
Receivables, net of reserve of $21 and $21, respectively	64,322	69,903
Receivables—Affiliates	38,689	36,317
Prepaid Expenses	31,567	29,294
Other Current Assets	2,170	4,796
Total Current Assets	678,574	781,352
Long-Term Assets
Goodwill	808,911	804,818
Intangible Assets, net of accumulated amortization of $81,375 and $75,787, respectively	329,922	327,881
Property and Equipment, net of accumulated depreciation of $120,635 and $118,103, respectively	24,488	25,565
Right-of-Use Assets, net	99,364	104,710
Other Long-Term Assets	60,794	40,358
Total Long-Term Assets	1,323,479	1,303,332
Total Assets	$2,002,053	$2,084,684
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$92,413	$100,012
Accrued Compensation and Benefits	68,924	157,068
Lease Liabilities	16,861	16,695
Income Taxes Payable	29,816	2,325
Other Current Liabilities	14,979	13,093
Total Current Liabilities	222,993	289,193
Long-Term Liabilities
Long-Term Debt	348,171	348,106
Long-Term Deferred Tax Liability, net	172,248	170,957
Long-Term Lease Liabilities	94,065	97,166
Other Long-Term Liabilities	21,244	28,542
Total Long-Term Liabilities	635,728	644,771
Total Liabilities	858,721	933,964
Commitments and Contingencies (Note (17))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	67,190	55,514
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders’ Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 99,505,456 Shares Issued	514,452	503,335
Retained Earnings	1,319,995	1,256,603
Treasury Stock, at Cost, 20,409,299 and 17,745,777 Shares Class B Common Stock, respectively	(741,578)	(632,838)
Accumulated Other Comprehensive Income (Loss), net of tax	(16,916)	(32,083)
Total Permanent Equity	1,076,142	1,095,206
Total Liabilities, Temporary Equity and Permanent Equity	$2,002,053	$2,084,684
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended
	March 31,
	2025	2024
Revenue
Investment Advisory Fees, net—Affiliates	$223,373	$202,791
Investment Advisory Fees, net—Other	64,087	61,503
Administrative Service Fees, net—Affiliates	101,109	94,786
Other Service Fees, net—Affiliates	30,867	33,364
Other Service Fees, net—Other	4,104	3,927
Total Revenue	423,540	396,371
Operating Expenses
Compensation and Related	143,270	136,546
Distribution	99,085	94,894
Systems and Communications	24,226	21,823
Professional Service Fees	18,548	18,352
Office and Occupancy	9,952	9,969
Advertising and Promotional	4,576	4,306
Travel and Related	3,553	3,273
Intangible Asset Related	3,196	3,235
Other	(14,638)	5,392
Total Operating Expenses	291,768	297,790
Operating Income	131,772	98,581
Nonoperating Income (Expenses)
Investment Income, net	6,513	6,736
Gain (Loss) on Securities, net	962	1,747
Debt Expense	(3,179)	(3,149)
Other, net	(27)	103
Total Nonoperating Income (Expenses), net	4,269	5,437
Income Before Income Taxes	136,041	104,018
Income Tax Provision	32,165	29,008
Net Income Including the Noncontrolling Interests in Subsidiaries	103,876	75,010
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	2,742	(23)
Net Income	$101,134	$75,033
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic and Diluted	$1.25	$0.89
Cash Dividends Per Share	$0.31	$0.28
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2025	2024
Net Income Including the Noncontrolling Interests in Subsidiaries	$103,876	$75,010

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	15,167	(5,235)
Temporary Equity
Foreign Currency Translation Gain (Loss)	1,066	(106)
Other Comprehensive Income (Loss), net of tax	16,233	(5,341)
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	120,109	69,669
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests in Subsidiaries	3,808	(129)
Comprehensive Income Attributable to Federated Hermes, Inc.	$116,301	$69,798
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2024	$503,524	$0	$1,256,603	$(632,838)	$(32,083)	$1,095,206	$55,514
Net Income (Loss)	0	0	101,134	0	0	101,134	2,742
Other Comprehensive Income (Loss), net of tax	0	0	0	0	15,167	15,167	1,066
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	16,235
Stock Award Activity	11,117	0	(12,440)	12,440	0	11,117	0
Dividends Declared	0	0	(25,302)	0	0	(25,302)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(8,367)
Purchase of Treasury Stock	0	0	0	(121,180)	0	(121,180)	0
Balance at March 31, 2025	$514,641	$0	$1,319,995	$(741,578)	$(16,916)	$1,076,142	$67,190

Balance at December 31, 2023	$475,003	$2	$1,194,561	$(521,403)	$(19,911)	$1,128,252	$25,845
Net Income (Loss)	0	0	75,033	0	0	75,033	(23)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(5,235)	(5,235)	(106)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	2,724
Consolidation (Deconsolidation)	0	0	0	0	0	0	48,100
Stock Award Activity	10,262	(2)	(10,936)	10,977	0	10,301	0
Dividends Declared	0	0	(23,727)	0	0	(23,727)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(3,410)
Purchase of Treasury Stock	0	0	0	(37,197)	0	(37,197)	0
Balance at March 31, 2024	$485,265	$0	$1,234,931	$(547,623)	$(25,146)	$1,147,427	$73,130
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2025	2024
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$103,876	$75,010
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Depreciation and Amortization	5,416	5,625
Share-Based Compensation Expense	11,117	10,269
(Gain) Loss on Disposal of Assets	(1,530)	(278)
Provision (Benefit) for Deferred Income Taxes	531	2,650
Consolidation/(Deconsolidation) of Other Entities	0	409
Net Unrealized (Gain) Loss on Investments	568	(1,334)
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(15,141)	1,257
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	(10,955)	2,978
(Increase) Decrease in Prepaid Expenses and Other Assets	1,280	7,921
Increase (Decrease) in Accounts Payable and Accrued Expenses	(101,218)	(93,731)
Increase (Decrease) in Other Liabilities	20,355	3,255
Net Cash Provided (Used) by Operating Activities	14,299	14,031
Investing Activities
Purchases of Investments—Affiliates and Other	(1,758)	(25,718)
Proceeds from Redemptions of Investments—Affiliates and Other	1,230	53,874
Cash Paid for Property and Equipment	(972)	(569)
Other Investing Activities	(28)	0
Net Cash Provided (Used) by Investing Activities	(1,528)	27,587
Financing Activities
Dividends Paid	(25,305)	(23,734)
Purchases of Treasury Stock	(120,131)	(39,026)
Distributions to Noncontrolling Interests in Subsidiaries	(8,367)	(3,410)
Contributions from Noncontrolling Interests in Subsidiaries	16,235	2,724
Cash paid for Business Acquisitions	0	(118)
Other Financing Activities	0	38
Net Cash Provided (Used) by Financing Activities	(137,568)	(63,526)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	5,266	(1,412)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(119,531)	(23,320)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	507,567	386,954
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	388,036	363,634
Less: Restricted Cash Recorded in Other Current Assets	0	3,374
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	469	478
Cash and Cash Equivalents	$387,567	$359,782
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Notes to the Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation
Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes) provide investment advisory, administrative, distribution and other services to various investment offerings, including sponsored investment companies, collective funds and other funds (Federated Hermes Funds) and separate accounts (which include separately managed accounts, institutional accounts, certain sub-advised funds and other managed offerings, collectively Separate Accounts) in both domestic and international markets. In addition, Federated Hermes markets and provides stewardship and real estate development services to various domestic and international companies. The interim consolidated financial statements of Federated Hermes included herein (Consolidated Financial Statements) have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP). In the opinion of management, the financial statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.
In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the amounts reported therein and in the accompanying notes. Actual results may differ from those estimates, and such differences may be material to the Consolidated Financial Statements.
The Consolidated Financial Statements should be read in conjunction with Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024. Certain items reported in previous periods have been reclassified to conform to the current period’s presentation.
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
Expense Disaggregation
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
(3) Significant Accounting Policies
For a complete listing of Federated Hermes’ significant accounting policies, please refer to Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(4) Revenue from Contracts with Customers
The following table presents Federated Hermes’ revenue disaggregated by asset class:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Money market	$223,346	$202,640
Equity	117,903	116,515
Fixed-income	49,434	48,675
Other	32,857	28,541
Total Revenue	$423,540	$396,371
The following table presents Federated Hermes’ revenue disaggregated by performance obligation:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Investment Advisory	$287,460	$264,294
Administrative Services	101,109	94,786
Distribution	28,765	31,366
Other	6,206	5,925
Total Revenue	$423,540	$396,371
The following table presents Federated Hermes’ revenue disaggregated by offering type:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Federated Hermes Funds	$355,349	$330,941
Separate Accounts	64,087	61,503
Other	4,104	3,927
Total Revenue	$423,540	$396,371
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of the stewardship services and real estate development performance obligations at March 31, 2025. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to 12 months. Based on existing contracts and the applicable foreign exchange rates as of March 31, 2025, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2025	$8,897
2026	3,324
2027	1,068
2028 and Thereafter	498
Total Remaining Unsatisfied Performance Obligations	$13,787

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(5) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes’ significant revenue concentration by asset class:

	Three Months Ended
	March 31,
	2025	2024
Money Market Assets	53%	51%
Equity Assets	28%	30%
Fixed-Income Assets	12%	12%
(b) Revenue Concentration by Investment Fund Strategy
The following table presents Federated Hermes’ revenue concentration by investment fund strategy:

	Three Months Ended
	March 31,
	2025	2024
Federated Hermes Government Obligations Fund	16%	15%
Federated Hermes Prime Cash Obligations Fund	11%	8%
A significant and prolonged decline in the AUM in these funds can have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these funds.
(c) Revenue Concentration by Intermediary
Approximately 9% of Federated Hermes’ total revenue for the three-month period ended March 31, 2025, and 11% for the three-month period ended March 31, 2024, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated Hermes’ relationship with this intermediary can have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
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
In the ordinary course of business, Federated Hermes can implement fee waivers, rebates or expense reimbursements for various Federated Hermes Funds for competitive reasons (such as waivers to maintain the yields of certain money market funds at or above zero (Voluntary Yield-related Fee Waivers) or to maintain certain fund expense ratios), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three months ended March 31, 2025, Fee Waivers totaled $105.6 million, of which $79.1 million related to money market funds which meet the scope exception of the consolidation guidance. For the three months ended March 31, 2024, Fee Waivers totaled $108.2 million, of which $81.1 million related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business could make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds

Notes to the Consolidated Financial Statements (continued)
(unaudited)

into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of money market Federated Hermes Funds. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund’s net asset value (NAV), increase the market-based NAV per share of the fund’s portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the three months ended March 31, 2025 and 2024.
In accordance with Federated Hermes’ consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of March 31, 2025 and December 31, 2024.
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
(b) Consolidated Variable Interest Entities
As of the periods ended March 31, 2025 and December 31, 2024, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes’ net interest in the consolidated VIEs for each period presented:

(in millions)	March 31, 2025	December 31, 2024
Cash and Cash Equivalents	$7.3	$8.7
Investments—Consolidated Investment Companies	94.8	77.8
Receivables—Affiliates	0.7	0.2
Other Current Assets	1.2	1.2
Other Long-Term Assets	14.2	13.9
Less: Liabilities	9.5	8.8
Less: Redeemable Noncontrolling Interests in Subsidiaries	66.4	54.4
Federated Hermes’ Net Interest in VIEs	$42.3	$38.6
Federated Hermes’ net interest in the consolidated VIEs represents the value of Federated Hermes’ economic ownership interest in those VIEs. There were no new consolidations or deconsolidations during the quarter ended March 31, 2025.
As of the periods ended March 31, 2025 and December 31, 2024, a Federated Hermes consolidated VIE held foreign currency forwards, which are subject to a master netting agreement, entered into as part of the consolidated VIE’s strategy. These foreign currency forwards had a $35.3 million and $35.7 million asset balance and an offsetting $35.1 million and $35.6 million liability balance which is recorded as a net amount of $0.2 million and $0.1 million in Other Current Assets on the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, respectively.
(c) Non-Consolidated Variable Interest Entities
Federated Hermes’ involvement with certain Federated Hermes Funds that are deemed to be VIEs includes serving as investment manager, or, at times, holding a minority interest or both. Federated Hermes’ variable interest is not deemed to absorb losses or receive benefits that can potentially be significant to the VIE. Therefore, Federated Hermes is not the primary beneficiary of these VIEs and has not consolidated these entities.
Federated Hermes’ maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $127.3 million and $161.1 million (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) at March 31, 2025 and December 31, 2024, respectively, and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $10.0 billion at both March 31, 2025 and December 31, 2024. Of the Receivables—Affiliates at March 31, 2025 and December 31, 2024, $1.8 million and $1.7 million, respectively, was related to non-consolidated VIEs and represented Federated Hermes’ maximum risk of loss from non-consolidated VIE receivables.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(7) Investments
At March 31, 2025 and December 31, 2024, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $48.1 million and $48.0 million, respectively, primarily in mutual funds which represent equity investments for Federated Hermes, and held investments in Separate Accounts of $7.0 million and $6.2 million at March 31, 2025 and December 31, 2024, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes’ investments held in Separate Accounts as of March 31, 2025 and December 31, 2024 were primarily composed of stocks of large domestic and foreign companies ($3.5 million and $2.8 million, respectively) and domestic debt securities ($2.1 million and $1.8 million, respectively).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (6)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes’ Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of March 31, 2025 and December 31, 2024, were composed of foreign and domestic debt securities ($77.1 million and $70.4 million, respectively), stocks of large foreign and domestic companies ($17.8 million and $7.4 million, respectively) and stocks of small and mid-sized domestic and foreign companies ($4.2 million and $4.7 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes’ investments:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$373	$(7)
Net Realized Gains (Losses)[1]	507	(186)
Net Gains (Losses) on Investments—Consolidated Investment Companies	880	(193)
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	(941)	1,341
Net Realized Gains (Losses)[1]	1,023	599
Net Gains (Losses) on Investments—Affiliates and Other	82	1,940
Gain (Loss) on Securities, net	$962	$1,747
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
(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes’ financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2025
Financial Assets
Cash and Cash Equivalents	$387,567	$0	$0	$387,567
Investments—Consolidated Investment Companies	22,024	77,095	0	99,119
Investments—Affiliates and Other	52,475	2,642	23	55,140
Other[1]	6,942	1,638	0	8,580
Total Financial Assets	$469,008	$81,375	$23	$550,406

Total Financial Liabilities	$0	$0	$353	$353

December 31, 2024
Financial Assets
Cash and Cash Equivalents	$504,441	$0	$0	$504,441
Investments—Consolidated Investment Companies	12,090	70,351	0	82,441
Investments—Affiliates and Other	51,847	2,290	23	54,160
Other[1]	9,570	0	0	9,570
Total Financial Assets	$577,948	$72,641	$23	$650,612

Total Financial Liabilities[2]	$0	$2,819	$353	$3,172
1    Amounts primarily consist of security and other deposits in 2025 and 2024 and restricted cash in 2024.
2    Amounts primarily consist of derivative liabilities.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at March 31, 2025 or December 31, 2024.
Cash and Cash Equivalents
Cash and Cash Equivalents include investments in money market funds and deposits with banks. Investments in money market funds totaled $352.8 million and $465.9 million at March 31, 2025 and December 31, 2024, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes can be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of March 31, 2025, acquisition-related future consideration liabilities of $0.4 million were related to a business combination made in 2022 and were recorded in Other Long-Term Liabilities on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of March 31, 2025 and December 31, 2024, these investments totaled $20.6 million and $19.4 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes’ debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value, net of unamortized issuance costs in the amount of $1.8 million.
(9) Derivatives
Federated Hermes enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations related to Federated Hermes Limited (FHL), a British Pound Sterling-denominated subsidiary. None of these forwards have been designated as hedging instruments for accounting purposes. As of March 31, 2025, Federated Hermes held foreign currency forwards with a combined notional amount of £91.6 million with expiration dates ranging from June 2025 through December 2025. Federated Hermes recorded $1.6 million in Receivables, net on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of March 31, 2025.
As of December 31, 2024, Federated Hermes held foreign currency forwards with a combined notional amount of £92.6 million with expiration dates ranging from March 2025 through September 2025. Federated Hermes recorded $2.8 million in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets, which represented the fair value as of December 31, 2024.
(10) Intangible Assets, including Goodwill
Intangible Assets, net at March 31, 2025 increased $2.0 million from December 31, 2024 primarily due to an increase in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations ($5.2 million) offset by a decrease due to amortization expense ($3.2 million).
Goodwill at March 31, 2025 increased $4.1 million from December 31, 2024 as a result of foreign exchange rate fluctuations on goodwill denominated in a foreign currency.
(11) Debt
Unsecured Senior Notes
On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350 million ($350 million Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350

Notes to the Consolidated Financial Statements (continued)
(unaudited)

million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of March 31, 2025, $348.2 million, net of unamortized issuance costs in the amount of $1.8 million, was recorded in Long-Term Debt on the Consolidated Balance Sheets.
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
The Note Purchase Agreement includes representations and warranties, affirmative and negative financial covenants, including interest coverage ratio covenant and leverage ratio covenant reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the three-month period ended March 31, 2025. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
The Note Purchase Agreement includes certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the $350 million Notes if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required payments, insolvency, certain material misrepresentations and other proceedings, whether voluntary or involuntary, that would require repayment of the $350 million Notes prior to their stated date of maturity. Any such accelerated amounts would accrue interest at a default rate and can include an additional make-whole amount upon repayment. The $350 million Notes rank without preference or priority in relation to other unsecured and senior indebtedness of Federated Hermes.
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
As of March 31, 2025, the interest on borrowings from the revolving credit facility is calculated at the term Secured Overnight Financing Rate (SOFR) which includes a benchmark adjustment based on its historical relationship to the London Interbank Offering Rate (LIBOR). The borrowings under the revolving credit facility may include up to $50 million for which interest is calculated at the daily SOFR plus a spread unless a base rate option is elected (Swing Line). Effective July 1, 2023, Federated Hermes began using SOFR as a replacement to LIBOR in order to calculate interest on borrowings, if any, as permitted by the Credit Agreement. This is only a change to the rate index used for future borrowings under the Credit Agreement due to the discontinuance of LIBOR in the market and is not an amendment to the Credit Agreement.
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, can elect to make discretionary principal payments. There was no activity on the Credit Agreement during the three months ended March 31, 2025.
As of March 31, 2025 and December 31, 2024, there were no outstanding borrowings under the revolving credit facility. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender’s commitment. As of March 31, 2025, Federated Hermes has $350 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all covenants at and during the three months ended March 31, 2025. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information. The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure

Notes to the Consolidated Financial Statements (continued)
(unaudited)

to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Third Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.
(12) Share-Based Compensation
During the three months ended March 31, 2025, Federated Hermes awarded 394,020 shares of restricted Class B common stock, all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan (the Plan). This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period.
During the year ended December 31, 2024, Federated Hermes awarded 378,107 shares of restricted Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This bonus restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period. Federated Hermes awarded 449,500 shares of restricted Class B common stock under this same Plan that generally vest over a ten-year period. In addition, Federated Hermes awarded 93,500 shares of restricted Class B common stock under the Federated Hermes U.K. Sub-Plan that generally vest over a five-year period.
(13) Equity
In October 2023, the Federated Hermes, Inc. board of directors (Board) authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. This program was fulfilled in March 2025. In October 2024, the board of directors authorized an additional share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of March 31, 2025. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless the Board subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the three months ended March 31, 2025, Federated Hermes repurchased approximately 3.1 million shares of its Class B common stock for $120.1 million, nearly all of which were repurchased in the open market. At March 31, 2025, approximately 2.7 million shares remain available to be repurchased under this share repurchase program.
The following table presents the activity for the Class B common stock and Treasury stock for the three months ended March 31, 2025 and 2024. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended
	March 31,
	2025	2024
Class B Shares
Beginning Balance	81,759,679	84,840,989
Stock Award Activity	394,020	391,107
Purchase of Treasury Stock	(3,057,542)	(1,082,120)
Ending Balance	79,096,157	84,149,976

Treasury Shares
Beginning Balance	17,745,777	14,664,467
Stock Award Activity	(394,020)	(391,107)
Purchase of Treasury Stock	3,057,542	1,082,120
Ending Balance	20,409,299	15,355,480

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(14) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2025	2024
Numerator
Net Income Attributable to Federated Hermes, Inc.	$101,134	$75,033
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(4,512)	(3,403)
Total Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted	$96,622	$71,630
Denominator
Basic Weighted-Average Federated Hermes Common Stock[2]	77,541	80,709
Dilutive Impact from Non-forfeitable Restricted Stock	1	1
Diluted Weighted-Average Federated Hermes Common Stock[2]	77,542	80,710
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted[2]	$1.25	$0.89
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
(15) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2024	$(32,083)
Other Comprehensive Income (Loss)	15,167
Balance at March 31, 2025	$(16,916)

Balance at December 31, 2023	$(19,911)
Other Comprehensive Income (Loss)	(5,235)
Balance at March 31, 2024	$(25,146)

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(16) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	Other Entities	Total
Balance at December 31, 2024	$45,085	$10,429	$55,514
Net Income (Loss)	2,690	52	2,742
Other Comprehensive Income (Loss), net of tax	903	163	1,066
Subscriptions—Redeemable Noncontrolling Interest Holders	16,107	128	16,235
Distributions to Noncontrolling Interests in Subsidiaries	(7,023)	(1,344)	(8,367)
Balance at March 31, 2025	$57,762	$9,428	$67,190

Balance at December 31, 2023	$14,341	$11,504	$25,845
Net Income (Loss)	(72)	49	(23)
Other Comprehensive Income (Loss), net of tax	0	(106)	(106)
Subscriptions—Redeemable Noncontrolling Interest Holders	2,480	244	2,724
Consolidation/(Deconsolidation)	48,100	0	48,100
Distributions to Noncontrolling Interests in Subsidiaries	(2,853)	(557)	(3,410)
Balance at March 31, 2024	$61,996	$11,134	$73,130
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
In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes’ right to challenge the claim. Further, Federated Hermes’ obligations under these agreements can be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes’ obligations and the unique facts and circumstances involved in each particular agreement. As of March 31, 2025, management does not believe that a material loss related to any of these matters is reasonably possible.
(c) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of March 31, 2025, Federated Hermes does not believe that a material loss related to any of these claims is reasonably possible.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(d) Other
During the first quarter 2023, an administrative error was identified related to a failure to register certain shares of a Federated Hermes closed-end tender fund. Federated Hermes has incurred costs totaling $20.6 million as of March 31, 2025 related to correcting this issue, of which $17.9 million represents a settlement with affected shareholders that was paid during the second quarter 2023. Management believes an insurance reimbursement of $15.9 million is probable based on the contractual terms of the insurance policies. Accordingly, $15.9 million has been recorded to Other Long-Term Assets at March 31, 2025. The insurance claim is now the subject of litigation with two of Federated Hermes’ insurance carriers. Changes to these estimates, which are contingent upon resolution of the insurance claim with the applicable insurers, can be materially different from the amount Federated Hermes has recorded.
(18) Income Taxes
The income tax provision was $32.2 million for the three-month period ended March 31, 2025, as compared to $29.0 million for the same period in 2024. The increase in the income tax provision was primarily due to an increase in U.S. income tax resulting from increased U.S. pre-tax income. The effective tax rate was 23.6% for the three-month period ended March 31, 2025, as compared to 27.9% for the same period in 2024. The decrease in the effective tax rate was primarily due to the valuation allowance on foreign deferred tax assets and the impact of foreign pre-tax income in 2025 as compared to foreign pre-tax loss in 2024.
(19) Segment and Geographic Information
Federated Hermes operates in one operating segment, the investment management business. Federated Hermes’ Chief Executive Officer (CEO) is the chief operating decision maker (CODM). The CODM utilizes a consolidated approach to allocate resources and assess performance.
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
Federated Hermes’ revenue from U.S. and non-U.S. operations were as follows for each period presented:

(in thousands)	March 31, 2025	March 31, 2024
Domestic	365,802	335,428
Foreign[1]	57,738	60,943
Total Revenue	$423,540	$396,371
1    This represents revenue earned by non-U.S. domiciled subsidiaries, primarily in the U.K.
Federated Hermes’ Right-of-Use Assets, net and Property and Equipment, net for U.S. and non-U.S. operations were as follows for each period presented:

(in thousands)	March 31, 2025	December 31, 2024
U.S.	$99,127	$105,110
Non-U.S.[1]	24,725	25,165
Total Right-of-Use Assets, net and Property and Equipment, net[1]	$123,852	$130,275
1    This represents net assets of non-U.S. domiciled subsidiaries, primarily in the U.K.
(20) Subsequent Events
On April 7, 2025, FHL entered into a share purchase agreement with Rivington Energy Management Limited (Rivington) and its shareholders regarding the acquisition of a majority (60%) equity interest in Rivington, a U.K.-based renewable energy

Notes to the Consolidated Financial Statements (continued)
(unaudited)

project development business. The acquisition provides an opportunity to further accelerate Federated Hermes’ growth in markets outside of the U.S. and was simultaneously completed on April 7, 2025.
The share purchase agreement provided for an upfront cash payment of £23.7 million ($30.6 million) for the majority (60%) equity interest in Rivington, including stamp duty taxes. The upfront cash payment included a £12.9 million ($16.7 million) capital contribution principally to provide Rivington funds for growth capital and debt repayment. The share purchase agreement also provides for a series of contingent purchase price payments, which can total as much as £10.7 million ($13.8 million) in the aggregate and can become payable annually over the next four years based on certain levels of revenue growth. The share purchase agreement and other related transaction documents contain certain negotiated warranties, covenants, indemnities, and other terms customary for similar transactions in the U.K.
Due to the timing of the Rivington acquisition, the information necessary to complete the preliminary purchase price allocation is not yet available. This information will be available in connection with the second quarter 2025 reporting.
On April 24, 2025, the board of directors declared a $0.34 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of May 8, 2025 to be paid on May 15, 2025.

Part I, Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations (unaudited)
The discussion and analysis below should be read in conjunction with the Consolidated Financial Statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024.
General
Federated Hermes is a global leader in active, responsible investing with $839.8 billion in managed assets as of March 31, 2025. The majority of Federated Hermes’ revenue is derived from advising Federated Hermes Funds and Separate Accounts in domestic and international public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship and real estate development services.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based and are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated Hermes’ revenue is primarily dependent upon factors that affect the value of managed/serviced assets, including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated Hermes’ public market investment products and strategies (together with other offered services, as applicable, offerings) can be redeemed or withdrawn at any time with no advance notice requirement, while managed assets in Federated Hermes’ private market investment offerings are subject to restrictions to withdrawals. Fee rates for Federated Hermes’ services generally vary by asset and service type and can vary based on changes in asset levels. Generally, advisory fees charged for services provided to multi-asset and equity offerings are higher than advisory fees charged to alternative/private markets and fixed-income offerings, which in turn are higher than advisory fees charged to money market offerings. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and offering types. Federated Hermes can implement Fee Waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements. Since Federated Hermes’ public market offerings are largely distributed and serviced through financial intermediary customers, Federated Hermes pays a portion of fees earned from sponsored offerings to the financial intermediary customers that sell these offerings. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in multi-asset, equity and money market funds than the revenue earned from managed assets in fixed-income and alternative/private markets funds.
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
Business Developments
Current Regulatory Developments
The business and regulatory environments in which Federated Hermes operates globally remain complex, uncertain and subject to change. Federated Hermes and its investment management business are subject to extensive regulation, both within and outside of the U.S., including various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on its business, and add complexity to its global compliance operations. For example, Federated Hermes and its offerings are subject to various: (1) federal securities laws, such as the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (1934 Act), the Investment Company Act of 1940 (1940 Act) and the Investment Advisers Act of 1940 (Advisers Act); (2) state laws regarding fraud and registration; and (3) regulations or other rules promulgated by various regulatory authorities, or other authorities. These regulatory requirements, and other regulatory developments, continue to impact the investment management industry generally and will continue to impact, to various degrees, Federated Hermes’ business, results of operations, financial condition, cash flows and stock price (collectively, Financial Condition).
Please see Federated Hermes’ prior public filings, including the discussions under Part 1, Item 1 – Business – Regulatory Matters, in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report), for an overview of Federated Hermes’ regulatory environment and related regulatory developments for periods prior to December 31, 2024.
Regulatory Developments – Domestic
Federated Hermes’ and its offerings’ primary regulator in the U.S. is the SEC. U.S. regulatory matters addressed in Federated Hermes’ 2024 Annual Report included, among others: (1) the anticipated regulatory impact resulting from the change in Presidential administration, including the possibility of deregulation; (2) SEC enforcement trends and examination priorities; (3) the Financial Stability Oversight Council’s continued focus on investment funds, including money market funds, other open-end short-term investment vehicles, private liquidity funds, local government investment pools, collective funds, and hedge funds; (4) the Financial Industry Regulatory Authority’s (FINRA) regulatory operations programs, including FINRA’s focus on certain regulatory obligations, examination observations, and effective practices of broker-dealers in certain key areas; and (5) certain specific regulatory developments involving the SEC, the Department of Labor (DOL), and other regulators.
Key regulatory developments and requirements in the U.S. since December 31, 2024, that can significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following. Unless otherwise noted, Federated Hermes is evaluating the impact of the matters described on its business and offerings.
Change in Administration. With the new Presidential administration taking office on January 20, 2025, a new Chairperson of the SEC was confirmed by the U.S. Senate on April 9, 2025, and a majority of SEC Commissioners are Republican. There also is new senior leadership at the SEC, including a newly appointed Acting Director of the SEC’s Division of Enforcement, SEC Chief of Staff, and SEC’s Director of Policy. During his confirmation hearings, the newly confirmed Chairperson of the SEC indicated that he plans to emphasize reducing unnecessary regulations to promote capital formation, particularly for public and small company securities offerings, developing a clear regulatory framework for digital assets to provide clarity and foster innovation, and focusing on market efficiency and retail investor protection, while moving away from politicized regulations.
As part of Department of Government Efficiency (DOGE) efforts to overhaul the federal government, on February 17, 2025, DOGE announced a series of planned cuts to, among other things, the SEC’s information technology contracts and office leases, along with contracts impacting the SEC’s Division of Examinations and Division of Enforcement. It has been reported that DOGE has cut SEC staff, as well as spending for media publications and database subscriptions. It was reported that, in late-February 2025, SEC officials informed regional directors at the SEC’s 10 regional offices that the SEC planned to eliminate their positions. It was subsequently reported that the SEC’s regional offices will be overseen by three new deputy directors beginning on April 9, 2025. In late March 2025, it was reported between 500 to 600 SEC staff employees have accepted employment buyout offers, particularly in the SEC’s Division of Enforcement and Office of General Counsel, and that more than 700 SEC staffers have tendered resignations since late January 2025. It also has been reported that, in late March 2025, SEC employees were informed that members of the DOGE task force would be treated as SEC staff members for purposes of network, system and data access. The long-term impact of these departures from the SEC staff can impact the SEC’s operations, including the SEC’s ability to issue new proposed and final regulations, conduct examinations, oversee markets and pursue enforcement actions.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
On January 20, 2025, the President issued an executive order that implemented a regulatory freeze pending review of existing proposed regulations. Under the executive order, all Federal executive departments and agencies were prohibited from proposing or issuing any rule in any manner, including by sending a rule to the Office of the Federal Register, until a department or agency head appointed or designated by the President reviews and approves the rule. In addition, all executive departments and agencies were instructed to immediately withdraw any rules that had been sent to the Office of the Federal Register but not published in the Federal Register, so that they can be reviewed and approved by a department or agency head appointed or designated by the President. Finally, the executive order instructed all executive departments and agencies to consider postponing for 60-days the effective date for any rules that had been published in the Federal Register, or any rules that had been issued in any manner but had not taken effect, for the purpose of reviewing any questions of fact, law, and policy that the rules may raise. During this 60-day period, where appropriate and consistent with applicable law, executive departments and agencies were instructed to consider opening a comment period to allow interested parties to provide comments about issues of fact, law, and policy, and consider further delaying such rules beyond the 60-day period. While it is unclear as to the extent to which the SEC is covered by this executive order as an independent agency, industry trade groups have requested the SEC to delay, and the SEC has in certain cases delayed, the implementation of certain SEC promulgated regulatory requirements for which compliance was not yet required. For example, on January 29, 2025, the SEC and Commodity Futures Trading Commission announced that they extended the compliance date for the amendments to Form PF applicable to private fund advisors that were adopted on February 8, 2024, from March 12, 2025 to June 12, 2025. On February 6, 2025, the SEC announced an extension of the compliance date for the short sale reporting rule to February 14, 2026. On March 14, 2025, as discussed further below, the SEC announced a six-month extension of the compliance dates related to the Names Rule, extending the deadline for large fund complexes to June 11, 2026, and small fund complexes to December 11, 2026. Given the executive order and above developments, it appears likely that the timing proposed in the SEC’s Fall 2024 Unified Agenda of Regulatory and Declaratory Actions, which was published on October 17, 2024, will be delayed and the pace of new SEC proposed and final regulations slowed.
On February 18, 2025, the President issued an executive order that changed the way federal agencies promulgate new regulations. Under the executive order, all independent agencies, such as the SEC, are required to submit proposed new regulations to the White House Office of Information and Regulatory Affairs (White House) for review (except for monetary functions of the Federal Reserve) and must consult with the White House on their priorities and strategic plans. The executive order also provides that the White House will establish agency performance standards, and the Office of Management and Budget will adjust the independent agencies’ apportionments to ensure that tax dollars are spent wisely. The executive order is in line with other actions and commentary from the new Presidential administration that assert the President has broader authority over federal agencies than previous administrations have wielded.
On April 8, 2025, the President issued an executive order, “Protecting American Energy from State Overreach,” which is aimed at securing America’s energy dominance by removing unlawful and burdensome state-level impediments to domestic energy production. The executive order directs the Attorney General to: (1) identify and take action against state laws and policies that burden the use of domestic energy resources and that are unconstitutional, preempted by federal law, or otherwise unenforceable; (2) prioritize taking action against laws and policies purporting to address “climate change” policies, or involving governmental, environmental and social initiatives, environmental justice, carbon or greenhouse gas emissions, and funds to collect carbon penalties or carbon taxes; and (3) submit a report to the President detailing actions taken and additional recommendations to protect American energy pursuant to the executive order in 60 days. It is unclear at this time what impact the executive order will have on climate change and carbon emissions disclosure rules for companies doing business in the relevant states.
Diversity, Equity and Inclusion (DEI). On January 21, 2025, the President signed an executive order, “Ending Illegal Discrimination And Restoring Merit-Based Opportunity,” which focused on DEI initiatives and directed executive agencies and departments to terminate all “discriminatory and illegal preferences, mandates, policies, programs, activities, guidance, regulations, enforcement actions, consent orders, and requirements,” curtail the Office of Federal Contract Compliance Programs’ (OFCCP) operational authority, and directed agencies to scrutinize the DEI practices of private sector employers.
The first portion of the executive order rescinded Executive Order 11246 (1965), which established the OFCCP and provided the OFCCP its operational authority to ensure compliance with anti-discrimination laws by federal contractors. The second portion of the executive order focused on DEI programs in the private sector. Specifically, the executive order directed agency heads to submit reports within 120 days identifying: (1) key sectors within each agency's jurisdiction; (2) private sector companies with the most “egregious and discriminatory” DEI programs; (3) a plan to deter DEI programs “that constitute illegal discrimination or preferences;” (4) litigation that would be potentially appropriate for federal lawsuits, intervention, or statements of interest; and (5) potential regulatory action and sub-regulatory guidance. Under the executive order, agencies

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
were directed to identify up to nine potential investigations of publicly traded corporations, large non-profit corporations or associations, foundations with assets over $500 million, state and local bar and medical associations, and universities with endowments over $1 billion.
On February 21, 2025, the United States District Court for the District of Maryland issued a nationwide injunction temporarily preventing enforcement of the following three provisions of the executive order on the basis that they were unconstitutional under the First and Fifth Amendments of the U.S. Constitution: (1) the requirement that federal contractors and grantees certify that they do not operate “illegal” DEI programs and comply with federal discrimination laws; (2) the direction to the U.S. Attorney General to deter “illegal” DEI programs or principles in the private sector by, in part, submitting a report identifying up to nine civil enforcement investigations of certain private sector companies, associations, and educational institutions; and (3) the requirement that federal agencies terminate federal awards, grants or contracts allotted based on an “illegal” DEI program. On March 14, 2025, a three-judge panel of the Court of Appeals for the Fourth Circuit overturned the District Court’s preliminary injunction, ruling that the injunction should be lifted while litigation over the executive order continues.
On March 29, 2025, it was reported that the Presidential administration has ordered foreign companies (e.g., French companies) with U.S. government contracts to comply with this DEI executive order.
Schedule 13G Interpretive Guidance. On February 11, 2025, the SEC issued a new Compliance and Disclosure Interpretation (C&DI) regarding the eligibility of shareholders (including institutional investment advisors) to file beneficial ownership reports on Schedule 13G. Sections 13(d) and 13(g) of the 1934 Act require that beneficial owners of more than 5% of a voting class of equity securities of an issuer registered under the 1934 Act report their beneficial ownership on a Schedule 13D or, if eligible, a Schedule 13G. The C&DI addresses the circumstances in which a shareholder’s engagement with an issuer’s management on a particular topic would cause the shareholder to be deemed to hold the relevant class of securities of the issuer with the “purpose or effect of changing or influencing control of the issuer,” thereby causing the shareholder to lose eligibility to report on Schedule 13G and requiring the shareholder to report on Schedule 13D within five business days of losing eligibility to report on Schedule 13G. Under prior guidance, the SEC provided that much of what constitutes ordinary course institutional investor engagement with portfolio companies – including engagement on executive compensation, corporate governance matters (such as board declassification), or social or environmental policies – would not, on its own, constitute an attempt to change or influence control of such companies, and therefore preclude such investors from reporting on Schedule 13G. The new C&DI deviates from this permissive approach, emphasizing that such engagement may constitute an attempt to influence or control issuers if it involves an attempt to exert pressure on management to take specific actions. The updated guidance provides for a facts-and-circumstances approach that looks to “the subject matter of the engagement [and] the context in which the engagement occurs.” As a result, shareholders (including institutional investment advisors) who have historically reported their beneficial ownership on Schedule 13G as passive investors will now need to closely consider whether their engagement practices with issuers on certain topics historically perceived as ordinary course can now cause them to be viewed as holding the relevant class of the issuer’s securities with a “purpose or effect of changing or influencing control of the issuer,” and, therefore, trigger a loss of eligibility to report beneficial ownership on Schedule 13G and require reporting on Schedule 13D. This new guidance has the potential to reshape, potentially in a significant way, the corporate governance, the executive compensation and the governance, environmental or social engagement landscape and stewardship services provided by institutional investment advisors, including, among others, Federated Hermes.
SEC Staff Guidance on Shareholder Proposal Rule. On February 12, 2025, the SEC Staff issued Staff Legal Bulletin No. 14M, which provided guidance on the exclusion of shareholder proposals under Rule 14a-8 of the 1934 Act. This bulletin rescinded the previous Staff Legal Bulletin No. 14L and reinstated earlier guidance, expanding the ability of companies to exclude shareholder proposals on the grounds of “economic relevance” and “ordinary business.” The bulletin clarified that proposals addressing social policy issues, such as climate-related proposals, can be excluded unless they transcend ordinary business matters and raise significant policy issues appropriate for a shareholder vote. The bulletin emphasized a case-by-case analysis of shareholder proposals, considering the specific facts and circumstances of each company.
SEC Enforcement Authority. On March 10, 2025, the SEC announced it is amending its regulations to eliminate the delegation of authority to its Enforcement Director to issue formal orders of investigation, which empower the SEC enforcement staff to issue subpoenas in connection with investigations. The withdrawal of delegated authority can mean that the process for investigating potentially violative conduct likely will be lengthier, because obtaining a formal order will now require seeking authorization from the SEC, a multi-step and multi-week process.
New DOL Fiduciary Rule. Two U.S. District Courts in Texas previously stayed the new DOL fiduciary rule, which was issued on April 23, 2024, and, among other things, permits plan fiduciaries to consider governance, environmental and social factors in choosing retirement plan investments. On February 14, 2025, the District Court for the Northern District of Texas issued a

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
decision in which it concluded that the new DOL fiduciary rule comports with the Employee Retirement Income Security Act of 1974, as amended, noting that the new DOL fiduciary rule is carefully written to specify that fiduciaries must keep beneficiaries’ financial interests paramount and allows for governance, environmental or social considerations to be factored in when choosing among alternatives that serve plans equally. Despite this court decision, the new DOL fiduciary rule remains subject to potential challenge or revision by the new Presidential administration, the Republican Congress and Republican state attorneys general. For example, on March 19, 2025, the Chairperson of the U.S. House of Representative Education and Workforce Committee sent a letter to the Secretary of Labor urging the Secretary to rescind or withdraw the new DOL fiduciary rule. This follows a motion filed in the U.S. Court of Appeals for the Fourth Circuit in February 2025, asking the court to pause the DOL’s appeals in two court cases. The court agreed to pause the consolidated appeals, which were initiated under the prior Presidential administration. Under the new Presidential administration, the DOL stated that the pause would “allow new DOL officials sufficient time to become familiar with the issues in these cases and determine how they wish to proceed.”
SEC Climate-Related Disclosure Rule. In March 2024, the SEC adopted a final rule requiring certain corporate issuers to disclose certain climate-related information in registration statements and annual reports (SEC Climate-Related Disclosure Rule). The SEC Climate-Related Disclosure Rule requires large publicly traded companies to disclose, among other things, greenhouse gas emissions and the financial impacts of severe weather events. The SEC Climate-Related Disclosure Rule was immediately met with legal challenges, with the litigation consolidated in the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit). On February 11, 2025, the acting SEC Chairperson requested that the Eighth Circuit pause the litigation over the SEC Climate Disclosure Rule, citing, among other things, that a majority of SEC Commissioners no longer agree with the SEC’s prior litigation filings defending the adoption of the rules and that he continues to question the SEC’s statutory authority to adopt the rules, the need for the rules, and the cost-benefit analysis supporting the rules. On March 27, 2025, the SEC notified the Eighth Circuit that the SEC is withdrawing its defense of the SEC Climate-Related Disclosure Rule, and that the SEC’s counsel is no longer authorized to advance the arguments in the brief the SEC had filed. Given this decision, and the new Republican administration and Congress, the status of the SEC Climate Disclosure Rule for corporate issuers, as well as similar anticipated SEC rules for registered investment advisors and investment companies, is unclear. It is possible that new, replacement rules will not be proposed.
Names Rule. On September 20, 2023, the SEC adopted significant amendments to the Names Rule, as well as certain forms and disclosure requirements. Among the relevant changes, the Names Rule amendments significantly expand the universe of fund names in scope of the Names Rule. For example, the amendments to the Names Rule expand the application of the Names Rule to fund names suggesting a focus on specific types of investments, industries, geographic regions or characteristics, such as “growth,” “value,” and terms indicating that the fund’s investment decisions incorporate one or more governance, environmental or social factors.
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
On March 14, 2025, the SEC announced a six-month extension of the compliance dates for the Names Rule amendments. The compliance date for larger fund groups was extended from December 11, 2025, to June 11, 2026, and the compliance date for smaller fund groups was extended from June 11, 2026, to December 11, 2026. Compliance with the Names Rule amendments for a newly established Fund will be required upon the filing of its first registration statement on or following the new compliance dates (i.e., June 11, 2026, for larger funds and December 11, 2026, for smaller funds). To minimize costs of

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
compliance, existing Funds' compliance dates will align with the timing of certain annual disclosure documents depending on the specific type of Fund. For example, for existing open-end Funds, compliance will be required on the date of filing of the first on-cycle annual prospectus update on or following the new compliance dates depending on the size of the Fund and, for existing closed-end Funds, compliance will be required on the date of distribution of the first on-cycle annual report to shareholders on or following the new compliance dates depending on the size of the Fund.
In a letter dated April 11, 2025, from the Investment Company Institute (ICI) to the new SEC Chairperson, the ICI asked the SEC to reconsider and repeal some or all of the Names Rule amendments.
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
Reporting Requirements on Forms N-PORT and N-CEN. On August 28, 2024, the SEC adopted previously proposed amendments to reporting requirements on Forms N-PORT and N-CEN. Under the amendments, funds must file Form N-PORT more frequently. Registered open-end funds, registered closed-end funds and exchange traded funds organized as unit investment trusts will be required to report portfolio holdings to the SEC on a monthly basis, rather than quarterly. Funds will also be required to make those reports available to the public 60 days after the end of each month instead of every third month of a quarter. The SEC also approved a new requirement for open-end funds to disclose certain information about liquidity service providers in their Form N-CEN. On April 17, 2025, the SEC extended the effective and compliance dates for the Form N-PORT amendments by at least two years from November 17, 2025 to: (1) November 17, 2027, for fund groups with net assets of at least $1 billion or more as of the end of their most recent fiscal year end; and (2) May 18, 2028, for fund groups with less than $1 billion in net assets as of the end of their most recent fiscal year end. The extension is intended to provide time for the SEC to complete its review of the amendments in accordance with the executive order directing agencies to consider postponing the effective date for any rules that had been issued but had not yet taken effect as of the date of the executive order, to review any questions of fact, law, and policy that the rules may raise. If the SEC does not repeal the Form N-PORT amendments, the extension also is intended to provide funds with sufficient time to comply with the amendments after being notified that the SEC’s review is complete. The SEC did not change the effective and compliance dates for the Form N-CEN amendments, which take effect on November 17, 2025.
U.S. House of Representatives Committee on the Judiciary (House Judiciary Committee) Antitrust Inquiries. On March 31, 2025, the House Judiciary Committee sent letters to Institutional Shareholder Services (ISS) and Glass Lewis & Co. (Glass Lewis) inquiring regarding the market power they allegedly wield in the proxy advisory industry and requesting records dating back to 2021 to help it “evaluate the sufficiency of U.S. antitrust laws to address competition concerns in the proxy advisory market.” In the letters, among other allegations, the House Judiciary Committee alleges that ISS and Glass Lewis “conspired with a climate cartel to align their proxy voting recommendations by the use of nearly identical language to direct their clients” and to “provide nearly identical recommendations to their clients to support [governance, environmental and social] and [diversity, equity and inclusion] initiatives.” The letters follow December 20, 2023 subpoenas from the House Judiciary Committee to ISS and Glass Lewis as part of a probe into governance, environmental, and social-related violations of U.S. antitrust laws, including whether Glass Lewis and ISS violated antitrust laws by coordinating governance, environmental, and social-related efforts with industry participants. On November 27, 2024, 11 Republican state Attorneys General filed a lawsuit against three major asset managers alleging that the asset managers, motivated by environmental issues, colluded to reduce coal production through exercising their proxy voting authority over their significant shareholders in nine coal companies in violation of U.S. antitrust law. Following a June 11, 2024 interim report, the House Judiciary Committee issued on December 13, 2024 an interim report in which the House Judiciary Committee purportedly details how a group of major financial institutions and climate activists allegedly colluded to pressure U.S. companies into committing to “net zero” climate goals in violation of U.S. antitrust laws. On December 20, 2024, the House Judiciary Committee sent letters to over 60 asset managers, including FHL, Federated Hermes’ wholly owned London-based subsidiary, requesting information regarding their involvement with certain “net zero” initiatives. FHL responded to the House Judiciary Committee on January 24, 2025.
Regulatory Developments – International
Outside the U.S., Federated Hermes’ and its offerings’ primary regulators include the United Kingdom (U.K.) Financial Conduct Authority (FCA), the Central Bank of Ireland, the Luxembourg Commission de Surveillance du Secteur Financier, the Cayman Island Monetary Authority, the Monetary Authority of Singapore and the Australian Securities and Investments Commission. Federated Hermes and its offerings are subject to various non-U.S. regulatory requirements, and may be impacted by regulatory developments by or involving those primary regulators, as well as, among others, the European Commission,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
European Securities and Markets Authority (ESMA), Bank of England (BoE), His Majesty’s Treasury in the U.K. (HMT), Financial Stability Board (FSB), and the International Organization of Securities Commission (IOSCO). Non-U.S. regulatory matters addressed in Federated Hermes’ 2024 Annual Report included, among others: (1) the FCA’s consultation on consumer composite investments (CCI) and the disclosure requirements for CCIs; (2) money market fund reform in the U.K. and EU; (3) FSB and IOSCO reforms to address liquidity risk management requirements; (4) U.K. and EU changes to rules on how asset managers may pay for investment research; (5) EU and U.K. sustainability requirements for asset managers and investment offerings; (6) EU and U.K. sustainability reporting requirements for corporations; and (7) the EU Digital Operational Resilience Act.
Key regulatory developments outside the U.S. since December 31, 2024 that can significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following. Unless otherwise noted, Federated Hermes is evaluating the impact of the matters described on its business and offerings.
EU UCITS and EU AIFs – Supervisory Action on Compliance and Internal Audit Functions. On February 14, 2025, the ESMA announced that it was launching a common supervisory action (CSA) with EU regulators on the compliance and internal audit functions of EU Undertakings for the Collective Investment in Transferable Assets (UCITS) management companies and alternative investment fund (AIFs) managers (AIFMs) across the EU. The CSA will be conducted throughout 2025 to assess the extent to which UCITS management companies and AIFMs have established effective compliance and internal audit functions to perform their duties adequately under the EU AIFM and UCITS Directives. ESMA intends to publish a final report with results and findings in 2026.
EU Sustainability Requirements for Corporations. On February 26, 2025, the European Commission published a set of sustainability-related proposals called the Omnibus package (Omnibus Package) purportedly to simplify EU sustainability laws by amending the Corporate Sustainability Reporting Directive (CSRD) and Corporate Sustainability Due Diligence Directive (CSDDD). The Omnibus Package includes amendments and clarifications that aim to streamline and simplify key EU sustainability regulations and seek to focus sustainability reporting requirements on the largest companies that are likely to have a significant impact on the climate and environment. Therefore, the proposals include changes that would reduce the number of entities within the scope of CSRD. The Omnibus Package also includes proposed changes intended to reduce the complexity of CSRD and CSDDD to ease the compliance burden, particularly for small and medium-sized businesses.
EU and U.K. Sustainability Requirements for Asset Managers and Investment Offerings. The regulation of sustainable investment offerings and disclosure requirements remains an area of focus for regulators outside the U.S. In the EU, funds in existence before November 21, 2024 have until May 21, 2025 to comply with the ESMA guidelines regarding the use of governance, environmental or social and sustainability related terms in fund names. The guidelines aim to ensure that investors are protected against unsubstantiated or exaggerated sustainability claims in fund names by setting out clear and measurable criteria to be met for funds using governance, environmental or social or sustainability-related terms in their names. In addition, a review of the EU Sustainability Finance Disclosure Regulation (SFDR) by the European Commission is ongoing. The European Commission confirmed in its 2025 Work Programme (published on February 11, 2025), that revisions to the SFDR have been postponed and are now expected in the fourth quarter of 2025. The review of the SFDR may result in a legislative proposal for further amendments to the SFDR.
In the U.K., on February 14, 2025, the FCA announced that it is delaying publication of a policy statement on extending the labelling requirements under the FCA’s Sustainability Disclosure Requirements (SDR) to asset managers providing individual portfolio management services. The FCA published a consultation paper in April 2024. The outcome of that consultation was postponed until the second quarter of 2025 and the final rules remain pending.
On March 11, 2025, the FCA in the U.K. published a statement setting out its position on sustainability regulations and U.K. defense companies. The FCA noted that its rules, including sustainability rules - such as the SDR and Taskforce for Climate-related Financial Disclosures (TCFD), do not prevent firms from investing in defense companies. Such sustainability rules aim to: (i) ensure information about investments claiming to be sustainable can be trusted and accessible to investors, and (ii) improve the quality of sustainability-related information in the market. The FCA clarified that these rules should not be confused with financial institutions’ own policies relating to the type of businesses they wish to support.
EU and U.K. Regulation of Governance, Environmental or Social Ratings. The EU regulation on governance, environmental and social rating activities became effective on January 1, 2025, and is scheduled to apply to companies starting on July 2, 2026. In the U.K., the HMT is finalizing the scope of the regulatory requirements for governance, environmental and social ratings providers. On March 11, 2025, the FCA noted that it intends to consult on proposed governance, environment and social-related rules during 2025. To assist with this, the FCA has asked governance, environmental and social ratings providers

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
to complete a voluntary survey to help shape policy objectives. The survey was issued on March 21, 2025, and firms are encouraged to respond by no later than May 16, 2025.
T+1 Settlement. On January 22, 2025, ESMA, the European Commission and the European Central Bank launched a new governance structure to support the transition to the T+1 settlement cycle in the EU. In the U.K., on February 6, 2025, the Accelerated Settlement Technical Group (ASTG) published the U.K. implementation plan for the first day of trading for T+1 settlement. The ASTG proposed an October 11, 2027 transition date, which is consistent with the date proposed in the EU. The ASTG also recommends that the U.K. and other EU jurisdictions should collaborate closely to determine if a coordinated shift to T+1 is possible. On February 19, 2025, the U.K. Government confirmed that it intends to legislate to make T+1 the standard settlement cycle in the U.K. starting on October 11, 2027.
EU Operational Resilience Requirements. The EU Digital Operational Resilience Requirements (DORA) became effective on January 17, 2025. Further EU regulatory developments have occurred since DORA became effective. The European Commission rejected the European Supervisory Authorities’ (ESAs) draft Regulatory Technical Standards (RTS) on subcontracting information and communication technology services in a letter dated January 21, 2025. The European Commission noted that certain RTS requirements exceeded the mandate given to the ESAs, particularly the provisions on monitoring the subcontracting chain. In addition, there appear to be delays in the transposition of DORA in certain EU Member States. On March 27, 2025, the European Commission announced that it opened infringement proceedings by sending a formal notice letter to 13 EU Member States for failing to implement the DORA directive in their respective jurisdictions.
U.K.’s Digital Securities Sandbox (DSS). The DSS is the first financial market infrastructure sandbox to be established under powers granted by the U.K.’s Financial Services and Markets Act 2023 (FSMA). On January 30, 2025, the FSMA DSS Amendment Regulations (the DSS Regulations), were published, together with an explanatory memorandum. The DSS Regulations create the framework that will enable the BoE and FCA to operate the DSS, which allows participants to use developing technology - such as distributed ledger technology – to undertake the activities traditionally associated with central securities depositaries and trading venues, such as the issuance, trading and settlement of securities. On March 3, 2025, the DSS Regulations became effective and on March 28, 2025, the FCA updated its DSS guidance to provide further clarity on when and how ancillary activities would be included in a sandbox approval notice and how such activities are to be treated under the FCA Handbook when carried out by an authorized person.
U.K.’s Digital Gilt Instrument (DIGIT). The U.K. Government intends to develop a DIGIT using distributed ledger technology. It has indicated that the DIGIT would be short-dated, digitally native, bonds that would have similar features to a conventional gilt (i.e., government bonds). They would be separate to the main debt management program, comprising gilt and Treasury Bill operations, managed by the Debt Management Office. DIGIT would be issued on a platform operating within the DSS Regulations framework described above. The launch of a pilot was originally announced in November 2024, and the U.K. Government subsequently announced on March 18, 2025 the launch of the procurement process.
U.K. OFR. Upon the U.K. exiting from the EU in 2020, the FCA created the Temporary Marketing Permissions Regime (TMPR) for UCITS funds then passported into the U.K. to continue to be marketed with obtaining individual recognition under the U.K. Financial Services and Markets Act. The TMPR will expire in December 2025. It was replaced by the OFR, which was introduced in February 2021 and allowed the U.K. to declare that types of funds passported into the U.K., and individual funds, have equivalent investor safeguards as FCA registered funds, or impose additional standards, so they can continue to be marketed. In January 2024, the U.K. announced European Economic Area UCITS were an equivalent regime for purposes of the OFR, but individual funds would be recognized after applying. Asset managers are to apply during “landing periods” assigned alphabetically. The landing period for Federated Hermes’ Irish UCITS Funds to apply is July 2025 to the end of September 2025.
Current Regulatory Developments– Potential Impacts
Federated Hermes has monitored, reviewed, assessed and implemented changes in response to, and will continue to monitor, review, assess and implement changes in response to, regulatory developments and requirements, as applicable, and their impact on its business, offerings and Financial Condition. Federated Hermes actively participates, either individually or with industry trade groups (such as the Investment Company Institute), in the public comment process regarding regulatory developments that can significantly impact Federated Hermes’ business, offerings and Financial Condition. Regulatory developments and regulatory requirements also are subject to legal challenge in court, and Federated Hermes’ considers initiating, participating in or supporting such legal challenges when management deems it necessary or appropriate. Federated Hermes also continues to monitor and assess the impact of the interest rate environment (whether increasing or decreasing), and any instability in the banking sector and financial markets, on asset values and money market fund and other fund asset flows,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
and related asset mixes, as well as the degree to which these factors impact Federated Hermes' institutional prime and municipal (or tax-exempt) money market business and Federated Hermes' Financial Condition.
The difficulty in, and cost of, complying with applicable regulatory developments and regulatory requirements increases with the number, complexity and differing (and potentially conflicting) requirements of new or amended regulatory requirements, among other factors. In addition to the impact on Federated Hermes' AUM, revenues, operating income and other aspects of Federated Hermes' business, Federated Hermes' regulatory, offering development and restructuring, and other efforts in response to regulatory developments and regulatory requirements, including the internal and external resources dedicated to such efforts, have had, and can continue to have, on a cumulative basis, a material impact on Federated Hermes' expenses and, in turn, Financial Condition.
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
As of March 31, 2025, given the regulatory environment and the possibility of future additional regulatory developments, requirements and oversight, Federated Hermes is unable to fully assess the impact of regulatory developments and requirements, and Federated Hermes' efforts related thereto, on its Financial Condition. Regulatory developments and requirements in the current regulatory environment, and Federated Hermes' efforts in responding to them, can have further material and adverse effects on Federated Hermes' Financial Condition.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Asset Highlights
Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2025	2024
By Asset Class
Equity	$80,913	$80,157	1%
Fixed-Income	99,486	96,325	3
Alternative / Private Markets	19,426	20,465	(5)
Multi-Asset	2,826	2,928	(3)
Total Long-Term Assets	202,651	199,875	1
Money Market	637,122	578,811	10
Total Managed Assets	$839,773	$778,686	8%

By Offering Type
Funds:
Equity	$43,910	$43,415	1%
Fixed-Income	45,800	44,481	3
Alternative / Private Markets	11,879	12,458	(5)
Multi-Asset	2,700	2,789	(3)
Total Long-Term Assets	104,289	103,143	1
Money Market	464,912	417,102	11
Total Fund Assets	569,201	520,245	9
Separate Accounts:
Equity	37,003	36,742	1
Fixed-Income	53,686	51,844	4
Alternative / Private Markets	7,547	8,007	(6)
Multi-Asset	126	139	(9)
Total Long-Term Assets	98,362	96,732	2
Money Market	172,210	161,709	6
Total Separate Account Assets	270,572	258,441	5
Total Managed Assets	$839,773	$778,686	8%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended
	March 31,		Percent Change
(in millions)	2025	2024
By Asset Class
Equity	$82,105	$78,969	4%
Fixed-Income	99,360	95,791	4
Alternative / Private Markets	19,012	20,485	(7)
Multi-Asset	2,900	2,874	1
Total Long-Term Assets	203,377	198,119	3
Money Market	639,827	578,383	11
Total Average Managed Assets	$843,204	$776,502	9%

By Offering Type
Funds:
Equity	$45,260	$42,355	7%
Fixed-Income	45,715	43,857	4
Alternative / Private Markets	11,610	12,377	(6)
Multi-Asset	2,774	2,739	1
Total Long-Term Assets	105,359	101,328	4
Money Market	463,727	414,902	12
Total Average Fund Assets	569,086	516,230	10
Separate Accounts:
Equity	36,845	36,614	1
Fixed-Income	53,645	51,934	3
Alternative / Private Markets	7,402	8,108	(9)
Multi-Asset	126	135	(7)
Total Long-Term Assets	98,018	96,791	1
Money Market	176,100	163,481	8
Total Average Separate Account Assets	274,118	260,272	5
Total Average Managed Assets	$843,204	$776,502	9%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2025	2024
Equity Funds
Beginning Assets	$43,752	$42,513
Sales	4,715	2,419
Redemptions	(3,643)	(4,069)
Net Sales (Redemptions)	1,072	(1,650)
Net Exchanges	(107)	5
Impact of Foreign Exchange[1]	338	(235)
Market Gains and (Losses)[2]	(1,145)	2,782
Ending Assets	$43,910	$43,415

Equity Separate Accounts
Beginning Assets	$35,671	$36,778
Sales[3]	2,697	1,496
Redemptions[3]	(2,350)	(3,282)
Net Sales (Redemptions)[3]	347	(1,786)
Net Exchanges	(7)	0
Impact of Foreign Exchange[1]	416	(332)
Market Gains and (Losses)[2]	576	2,082
Ending Assets	$37,003	$36,742

Total Equity
Beginning Assets	$79,423	$79,291
Sales[3]	7,412	3,915
Redemptions[3]	(5,993)	(7,351)
Net Sales (Redemptions)[3]	1,419	(3,436)
Net Exchanges	(114)	5
Impact of Foreign Exchange[1]	754	(567)
Market Gains and (Losses)[2]	(569)	4,864
Ending Assets	$80,913	$80,157
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
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2025	2024
Fixed-Income Funds
Beginning Assets	$45,550	$43,908
Sales	3,445	4,049
Redemptions	(4,069)	(3,484)
Net Sales (Redemptions)	(624)	565
Net Exchanges	104	(5)
Impact of Foreign Exchange[1]	46	(46)
Market Gains and (Losses)[2]	724	59
Ending Assets	$45,800	$44,481

Fixed-Income Separate Accounts
Beginning Assets	$52,509	$51,012
Sales[3]	2,499	2,534
Redemptions[3]	(2,219)	(1,911)
Net Sales (Redemptions)[3]	280	623
Net Exchanges	(3)	(2)
Impact of Foreign Exchange[1]	39	(25)
Market Gains and (Losses)[2]	861	236
Ending Assets	$53,686	$51,844

Total Fixed-Income
Beginning Assets	$98,059	$94,920
Sales[3]	5,944	6,583
Redemptions[3]	(6,288)	(5,395)
Net Sales (Redemptions)[3]	(344)	1,188
Net Exchanges	101	(7)
Impact of Foreign Exchange[1]	85	(71)
Market Gains and (Losses)[2]	1,585	295
Ending Assets	$99,486	$96,325
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
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2025	2024
Alternative / Private Markets Funds
Beginning Assets	$11,501	$12,379
Sales	1,056	654
Redemptions	(950)	(569)
Net Sales (Redemptions)	106	85
Net Exchanges	1	2
Impact of Foreign Exchange[1]	301	(139)
Market Gains and (Losses)[2]	(30)	131
Ending Assets	$11,879	$12,458

Alternative / Private Markets Separate Accounts
Beginning Assets	$7,363	$8,172
Sales[3]	29	107
Redemptions[3]	(74)	(171)
Net Sales (Redemptions)[3]	(45)	(64)
Impact of Foreign Exchange[1]	231	(87)
Market Gains and (Losses)[2]	(2)	(14)
Ending Assets	$7,547	$8,007

Total Alternative / Private Markets
Beginning Assets	$18,864	$20,551
Sales[3]	1,085	761
Redemptions[3]	(1,024)	(740)
Net Sales (Redemptions)[3]	61	21
Net Exchanges	1	2
Impact of Foreign Exchange[1]	532	(226)
Market Gains and (Losses)[2]	(32)	117
Ending Assets	$19,426	$20,465
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
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2025	2024
Multi-Asset Funds
Beginning Assets	$2,764	$2,730
Sales	63	44
Redemptions	(101)	(108)
Net Sales (Redemptions)	(38)	(64)
Net Exchanges	2	0
Market Gains and (Losses)[1]	(28)	123
Ending Assets	$2,700	$2,789

Multi-Asset Separate Accounts
Beginning Assets	$119	$137
Sales[2]	0	0
Redemptions[2]	(4)	(4)
Net Sales (Redemptions)[2]	(4)	(4)
Market Gains and (Losses)[1]	11	6
Ending Assets	$126	$139

Total Multi-Asset
Beginning Assets	$2,883	$2,867
Sales[2]	63	44
Redemptions[2]	(105)	(112)
Net Sales (Redemptions)[2]	(42)	(68)
Net Exchanges	2	0
Market Gains and (Losses)[1]	(17)	129
Ending Assets	$2,826	$2,928
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
Changes in Total Long-Term Assets

	Three Months Ended
	March 31,
(in millions)	2025	2024
Total Long-Term Fund Assets
Beginning Assets	$103,567	$101,530
Sales	9,279	7,166
Redemptions	(8,763)	(8,230)
Net Sales (Redemptions)	516	(1,064)
Net Exchanges	0	2
Impact of Foreign Exchange[1]	685	(420)
Market Gains and (Losses)[2]	(479)	3,095
Ending Assets	$104,289	$103,143

Total Long-Term Separate Accounts Assets
Beginning Assets	$95,662	$96,099
Sales[3]	5,225	4,137
Redemptions[3]	(4,647)	(5,368)
Net Sales (Redemptions)[3]	578	(1,231)
Net Exchanges	(10)	(2)
Impact of Foreign Exchange[1]	686	(444)
Market Gains and (Losses)[2]	1,446	2,310
Ending Assets	$98,362	$96,732

Total Long-Term Assets
Beginning Assets	$199,229	$197,629
Sales[3]	14,504	11,303
Redemptions[3]	(13,410)	(13,598)
Net Sales (Redemptions)[3]	1,094	(2,295)
Net Exchanges	(10)	0
Impact of Foreign Exchange[1]	1,371	(864)
Market Gains and (Losses)[2]	967	5,405
Ending Assets	$202,651	$199,875
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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Three Months Ended		Three Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
By Asset Class
Money Market	76%	75%	53%	51%
Equity	10%	10%	28%	30%
Fixed-Income	12%	12%	12%	12%
Alternative / Private Markets	2%	3%	5%	5%
Multi-Asset	0%	0%	1%	1%
Other	—	—	1%	1%
By Offering Type
Funds:
Money Market	55%	54%	49%	48%
Equity	5%	5%	22%	23%
Fixed-Income	6%	6%	9%	9%
Alternative / Private Markets	1%	2%	3%	3%
Multi-Asset	0%	0%	1%	1%
Separate Accounts:
Money Market	21%	21%	4%	3%
Equity	5%	5%	6%	7%
Fixed-Income	6%	6%	3%	3%
Alternative / Private Markets	1%	1%	2%	2%
Other	—	—	1%	1%
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
Total average managed assets increased 9% for the three months ended March 31, 2025 as compared to the same period in 2024. As of March 31, 2025, total managed assets increased 8% from March 31, 2024. Average money market assets increased 11% for the three months ended March 31, 2025 as compared to the same period in 2024. Period-end money market assets increased 10% at March 31, 2025, as compared to March 31, 2024. Money market funds across the industry continued to experience inflows, as the Federal Reserve maintained a pause in interest rate cuts throughout the first quarter of 2025, leaving the short-term lending rate unchanged at a range of 4.25% to 4.50%. Money market funds have generally offered a yield advantage in a falling-rate environment, when compared to some securities in the direct market, especially overnight securities and those with floating rates, which trace the Federal Reserve moves immediately. Average equity assets increased 4% for the three months ended March 31, 2025 as compared to the same period in 2024. Period-end equity assets increased 1% at March 31, 2025, as compared to March 31, 2024, primarily due to market appreciation, partially offset by net redemptions. Stocks declined during the first quarter of 2025, with the S&P 500 falling 5.0%, interrupting five consecutive quarters of positive total returns. Average fixed-income assets increased 4% for the three months ended March 31, 2025 as compared to the same period in 2024. Period-end fixed-income assets increased 3% at March 31, 2025, as compared to March 31, 2024, primarily due to market appreciation, partially offset by net redemptions. Yields on the 10 Year Treasury note fell from 4.57% at the start of the quarter to 4.23% at the end of the first quarter 2025. The falling yields brought some price appreciation. Average alternative/private markets assets decreased 7% for the three months ended March 31, 2025 as compared to the same

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
period in 2024. Period-end alternative/private markets assets decreased 5% at March 31, 2025, as compared to March 31, 2024, primarily due to net redemptions.
Results of Operations
Revenue. Revenue increased $27.2 million for the three-month period ended March 31, 2025, as compared to the same period in 2024, primarily due to an increase in money market revenue of $21.3 million due to an increase in average money market assets, an increase in performance fees of $3.4 million and an increase in carried interest of $2.1 million (partially offset in Compensation and Related expense).
For both of the three-month periods ended March 31, 2025 and 2024, Federated Hermes’ ratio of revenue to average managed assets was 0.20%.
Operating Expenses. Total Operating Expenses for the three-month period ended March 31, 2025 decreased $6.0 million, as compared to the same period in 2024. Other expense decreased $20.0 million primarily due to (1) a value added tax (VAT) refund received related to amended VAT filings in the U.K. ($12.9 million) and (2) fluctuations in foreign currency exchange rates ($6.9 million). This decrease was partially offset by (1) an increase of $6.7 million in Compensation and Related expense primarily due to higher incentive compensation and (2) an increase of $4.2 million in Distribution expense due primarily to higher money market fund assets.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net decreased $1.2 million for the three-month period ended March 31, 2025, as compared to the same period in 2024. The decrease is primarily due to a decrease in Gain (Loss) on Securities, net due to a smaller increase in the market value of investments in the first quarter 2025 compared to the increase in the market value of investments in the same period of 2024.
Income Taxes. The income tax provision was $32.2 million for the three-month period ended March 31, 2025, as compared to $29.0 million for the same period in 2024. The increase in the income tax provision was primarily due to an increase in U.S. income tax resulting from increased U.S. pre-tax income. The effective tax rate was 23.6% for the three-month period ended March 31, 2025, as compared to 27.9% for the same period in 2024. The decrease in the effective tax rate was primarily due to the valuation allowance on foreign deferred tax assets and the impact of foreign pre-tax income in 2025 as compared to foreign pre-tax loss in 2024.
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
Net Income Attributable to Federated Hermes, Inc. Net income increased $26.1 million for the three-month period ended March 31, 2025, as compared to the same period in 2024, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended March 31, 2025 increased $0.36, as compared to the same period in 2024, primarily due to increased net income ($0.32) and a decrease in shares outstanding resulting from share repurchases ($0.04).
Liquidity and Capital Resources
Liquid Assets. At March 31, 2025, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $578.4 million, as compared to $694.1 million at December 31, 2024. The change in liquid assets is discussed below.
At March 31, 2025, Federated Hermes’ liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries, China and certain other countries subject to economic sanctions. Federated Hermes’ experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $357 million in AUM) that meet the requirements of Rule 2a-7 under the 1940 Act (Rule 2a-7) or operate in accordance with requirements similar to those

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes’ credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $14.3 million for the three months ended March 31, 2025, as compared to $14.0 million for the same period in 2024. The increase in cash provided was primarily due to an increase in cash received related to the $27.2 million increase in revenue previously discussed, partially offset by (1) an increase of $16.4 million in cash paid for the net purchases of trading securities for the three months ended March 31, 2025 as compared to the same period in 2024, (2) an increase of $5.6 million in cash paid for incentive compensation for the three months ended March 31, 2025 as compared to the same period in 2024 and (3) an increase in cash paid related to the $4.2 million increase in Distribution expense previously discussed.
Cash Used by Investing Activities. During the three-month period ended March 31, 2025, net cash used by investing activities was $1.5 million.
Cash Used by Financing Activities. During the three-month period ended March 31, 2025, net cash used by financing activities was $137.6 million due primarily to $120.1 million of treasury stock purchases and $25.3 million or $0.31 per share of dividends paid to holders of Federated Hermes common shares.
Long-Term Debt. On March 17, 2022, pursuant to the Note Purchase Agreement, Federated Hermes issued unsecured senior Notes in the aggregate amount of $350 million at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. The entire principal amount of the $350 million Notes will become due March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of March 31, 2025, the outstanding balance of the $350 million Notes, net of unamortized issuance costs in the amount of $1.8 million, was $348.2 million and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were, or will be, used to supplement cash flow from operations, to fund share repurchases and potential acquisitions, to pay down debt outstanding under the Credit Agreement and for other general corporate purposes. See Note (11) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
As of March 31, 2025, Federated Hermes’ Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. Borrowings under the Credit Agreement may be used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of March 31, 2025, Federated Hermes has $350 million available to borrow under the Credit Agreement and an additional $200 million available via its optional accordion feature. See Note (11) to the Consolidated Financial Statements for additional information.
Both the Note Purchase Agreement and Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the three months ended March 31, 2025. An interest coverage ratio of at least 4 to 1 is required and, as of March 31, 2025, Federated Hermes’ interest coverage ratio was 44 to 1. A leverage ratio of no more than 3 to 1 is required and, as of March 31, 2025, Federated Hermes’ leverage ratio was 0.65 to 1.
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
Future Cash Needs. Management expects that principal uses of cash will include funding business acquisitions and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, paying debt obligations, paying taxes, repurchasing company stock, developing and seeding new offerings, modifying existing offerings and relationships, maintaining regulatory liquidity and capital requirements. In addition, Federated Hermes expects to invest approximately $280 million (including the allocation of approximately $190 million in existing technology-related overhead, primarily the compensation expense of existing employees, and an external spend of approximately $90 million) over the next three years to support a number of planned technology-driven initiatives. Any number of factors may cause Federated Hermes’ future cash needs to increase. As a result of the highly regulated nature of the investment management business,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees can continue to increase.
On April 24, 2025, the board of directors declared a $0.34 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of May 8, 2025 to be paid on May 15, 2025.
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
Investments—Consolidated Investment Companies at March 31, 2025 increased $16.7 million from December 31, 2024 primarily due to net purchases on existing consolidated offerings.
Other Long-Term Assets at March 31, 2025 increased $20.4 million from December 31, 2024 primarily due to the reclassification of the insurance reimbursement receivable (see Note (17)) from a short-term to a long-term receivable due to delays in the litigation.
Accrued Compensation and Benefits at March 31, 2025 decreased $88.1 million from December 31, 2024 primarily due to the 2024 accrued annual incentive compensation being paid in the first quarter of 2025 ($133.0 million), partially offset by 2025 incentive compensation accruals recorded at March 31, 2025 ($41.6 million).
Income Taxes Payable at March 31, 2025 increased $27.5 million from December 31, 2024 primarily due to an accrual for the first quarter estimated federal tax payment that was paid in April 2025.
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
Of the significant accounting policies described in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024, management believes that indefinite-lived intangible assets included in its Goodwill and Intangible Assets policy involves a higher degree of judgment and complexity. See Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section Critical Accounting Policies for a complete discussion of this policy.
As of December 31, 2024, due to a decrease in near term projected cash flows, primarily driven by a decrease in AUM as a result of net redemptions, management concluded that an indicator of potential impairment existed for the indefinite-lived intangible asset related to the FHL right to manage public fund assets, which had a carrying value of £72.2 million ($90.4 million). The discounted cash flow method resulted in no impairment at December 31, 2024, as the estimated fair value of this intangible asset exceeded the carrying value.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
During the quarter ended March 31, 2025, management did not identify any indicators for potential impairment of the indefinite-lived intangible asset related to the FHL right to manage public fund assets.
Any market volatility and other events related to geopolitical or other unexpected events in the future can further reduce the AUM, revenues and earnings associated with this intangible asset and can result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which can result in an impairment. For additional information on risks related to geopolitical or other unexpected events, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024.
Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2025, there were no material changes to Federated Hermes’ exposures to market risk that would require an update to the disclosures provided in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024.
Part I, Item 4. Controls and Procedures
(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes’ President and CEO and Chief Financial Officer, of the effectiveness of Federated Hermes’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025. Based upon that evaluation, the President and CEO and the Chief Financial Officer concluded that Federated Hermes’ disclosure controls and procedures were effective at March 31, 2025.
(b)There has been no change in Federated Hermes’ internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, Federated Hermes’ internal control over financial reporting.
Part II, Item 1. Legal Proceedings
Information regarding this Item is contained in Note (17) to the Consolidated Financial Statements.
Part II, Item 1A. Risk Factors
There are no material changes to the risk factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024.
Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) not applicable.
(b) not applicable.
(c) The following table summarizes stock repurchases under Federated Hermes’ share repurchase programs during the first quarter 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January	40,000	$40.85	40,000	5,677,415
February[2]	666,842	38.06	660,000	5,017,415
March[2]	2,350,700	39.61	2,350,000	2,667,415
Total	3,057,542	$39.29	3,050,000	2,667,415
1    In October 2023, the Board authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. This program was fulfilled in March 2025. In October 2024, the board of directors authorized an additional share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of March 31, 2025. See Note (13) to the Consolidated Financial Statements for additional information on this program.
2    In February and March 2025, 6,842 and 700 shares, respectively, of Class B common stock with weighted-average prices of $0.00 and $3.00, respectively, per share were repurchased as employees forfeited restricted stock.

Part II, Item 5. Other Information
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
At the Annual Meeting of Shareholders of Federated Hermes held on Thursday, April 24, 2025, via teleconference, the holder of Federated Hermes’ Class A common stock, which constituted all of the shares entitled to vote at the meeting, approved the following proposal, which is described in more detail in Federated Hermes’ Information Statement to shareholders dated March 13, 2025.
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
APPROVAL OF INCREASE IN INDEPENDENT DIRECTOR COMPENSATION.
On April 24, 2025, the Board of Directors of Federated Hermes approved increasing the annual base fee received by independent directors from $55,000 per year to $60,000 per year, effective with the first quarterly installment payable in July 2025. With this increase, for their service as directors, Federated Hermes' independent directors receive (1) $60,000 per year; (2) $5,000 per year for each Board Committee Membership; (3) $5,000 per year for Compliance Committee Chair, Compensation Committee Chair and service as Lead Independent Director, and $10,000 per year for Audit Committee Chair (each of (1), (2) and (3) are payable in quarterly installments); (4) $1,500 per attendance at a special meeting of the Board payable when such meetings occur; and (5) 2,400 shares of unrestricted Class B Common Stock annually pursuant to the Stock Incentive Plan.
INSIDER TRADING ARRANGEMENTS
While certain officers have elected in advance to satisfy tax obligations arising from the vesting of awards of periodic and bonus restricted Federated Hermes Class B Common Stock through the sale of sufficient shares of such stock necessary to satisfy such tax obligations in the open-market, no director or officer adopted, modified or terminated a Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading arrangement during the fiscal quarter ended March 31, 2025.

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

Federated Hermes, Inc.
(Registrant)

Date	April 25, 2025	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	April 25, 2025	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer