Form 10-Q
period 2025-06-30
FEDERATED HERMES, INC.
filed 2025-08-01
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 25, 2025, the Registrant had outstanding 9,000 shares of Class A common stock and 77,551,065 shares of Class B common stock.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that can cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “forecast,” “project,” “predict,” “trend,” “approximate,” “potential,” “opportunity,” “believe,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “projection,” “plan,” “assume,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “can,” “may,” and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management’s assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: asset flows, levels, values and mix and their impact; the possibility and potential impact of impairments; business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; money market funds’ potential yield advantage in a falling interest rate environment; fee rates and recognition; sources, levels and recognition of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances and the degree to which Fee Waivers can be implemented; the impact of market volatility, liquidity, and other market conditions; whether performance fees or carried interest will be earned or clawed back; whether and when capital contributions can be made, the possible availability of insurance and probability of insurance reimbursements or recoveries in connection with indemnification obligations or other claims; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the impact of acquisitions on Federated Hermes’ growth, including the possibility of further acceleration of growth in markets outside the United States (U.S.); fair value assessments and determinations; allocation of acquisition purchase price payments and other consideration; the timing and amount of acquisition-related payment obligations; payment obligations pursuant to employment or incentive and business arrangements; vesting rights and requirements; business and market expansion opportunities; interest and principal payments or expenses; taxes, tax rates; tax elections, and the impact of tax law changes; treatment of dividends from non-U.S. subsidiaries; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity, including the amount and timing of expected future capital expenditures; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes’ product, strategy, and other service (as applicable, offering) and market performance and Federated Hermes’ performance indicators; investor preferences; offering demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; the outcome and impact of legal proceedings; regulatory matters and potential deregulation, including the pace, level, focus, scope, timing, impact, effects and other consequences of regulatory matters; dedication of resources; accounting-related assessments, judgements and determinations; compliance, and related legal, compliance and other professional services expenses; and interest rate, concentration, market, currency and other risks and their impact. Any forward-looking statement is inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond Federated Hermes’ control. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes’ business and results, including by changing Federated Hermes’ asset flows, levels, and mix, and business mix, which can cause a decline in revenues and net income, result in impairments and change the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue levels and will be affected by the achievement of such levels. The obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements or consideration of certain performance measures. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes’ success in developing, structuring and distributing its offerings, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediary customers who sell Federated Hermes’ offerings to other customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes’ risks and uncertainties also include liquidity and credit risks in Federated Hermes’ money market funds and revenue risk, which will be affected by yield levels in money market fund offerings, Fee Waivers, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such offerings. Many of these factors can be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that can impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$370,987	$504,441
Investments—Consolidated Investment Companies	179,578	82,441
Investments—Affiliates and Other	56,914	54,160
Receivables, net of reserve of $21 and $21, respectively	63,979	69,903
Receivables—Affiliates	38,476	36,317
Prepaid Expenses	34,821	29,294
Other Current Assets	15,927	4,796
Total Current Assets	760,682	781,352
Long-Term Assets
Goodwill	864,764	804,818
Intangible Assets, net of accumulated amortization of $89,849 and $75,787, respectively	342,275	327,881
Property and Equipment, net of accumulated depreciation of $123,951 and $118,103, respectively	23,424	25,565
Right-of-Use Assets, net	101,303	104,710
Other Long-Term Assets	59,137	40,358
Total Long-Term Assets	1,390,903	1,303,332
Total Assets	$2,151,585	$2,084,684
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$88,261	$100,012
Accrued Compensation and Benefits	101,955	157,068
Lease Liabilities	17,595	16,695
Other Current Liabilities	17,918	15,418
Total Current Liabilities	225,729	289,193
Long-Term Liabilities
Long-Term Debt	348,237	348,106
Long-Term Deferred Tax Liability, net	172,395	170,957
Long-Term Lease Liabilities	94,669	97,166
Other Long-Term Liabilities	33,457	28,542
Total Long-Term Liabilities	648,758	644,771
Total Liabilities	874,487	933,964
Commitments and Contingencies (Note (18))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	162,993	55,514
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders’ Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 99,505,456 Shares Issued	520,829	503,335
Additional Paid-In Capital from Treasury Stock Transactions	6	0
Retained Earnings	1,384,017	1,256,603
Treasury Stock, at Cost, 21,946,781 and 17,745,777 Shares Class B Common Stock, respectively	(806,602)	(632,838)
Accumulated Other Comprehensive Income (Loss), net of tax	15,666	(32,083)
Total Permanent Equity	1,114,105	1,095,206
Total Liabilities, Temporary Equity and Permanent Equity	$2,151,585	$2,084,684
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue
Investment Advisory Fees, net—Affiliates	$225,347	$211,111	$448,720	$413,902
Investment Advisory Fees, net—Other	62,088	59,511	126,175	121,014
Administrative Service Fees, net—Affiliates	101,657	95,346	202,766	190,132
Other Service Fees, net—Affiliates	30,442	32,190	61,309	65,554
Other Service Fees, net—Other	5,310	4,425	9,414	8,352
Total Revenue	424,844	402,583	848,384	798,954
Operating Expenses
Compensation and Related	144,872	130,748	288,143	267,294
Distribution	99,399	93,503	198,484	188,398
Systems and Communications	23,481	23,194	47,707	45,017
Professional Service Fees	18,628	19,845	37,176	38,197
Office and Occupancy	9,910	9,765	19,862	19,734
Advertising and Promotional	6,146	6,621	10,722	10,927
Travel and Related	4,117	3,847	7,670	7,119
Intangible Asset Related	3,503	69,392	6,699	72,627
Other	(2,296)	4,951	(16,935)	10,343
Total Operating Expenses	307,760	361,866	599,528	659,656
Operating Income	117,084	40,717	248,856	139,298
Nonoperating Income (Expenses)
Investment Income, net	5,734	5,988	12,247	12,724
Gain (Loss) on Securities, net	11,213	(856)	12,175	891
Debt Expense	(3,170)	(3,159)	(6,349)	(6,308)
Other, net	(35)	(34)	(62)	69
Total Nonoperating Income (Expenses), net	13,742	1,939	18,011	7,376
Income Before Income Taxes	130,826	42,656	266,867	146,674
Income Tax Provision	34,135	23,431	66,300	52,439
Net Income Including the Noncontrolling Interests in Subsidiaries	96,691	19,225	200,567	94,235
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	5,691	(1,802)	8,433	(1,825)
Net Income	$91,000	$21,027	$192,134	$96,060
Amounts Attributable to Federated Hermes, Inc.
Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted	$86,857	$16,294	$183,474	$90,250
Earnings Per Common Share—Basic and Diluted	$1.16	$0.20	$2.40	$1.12
Cash Dividends Per Share	$0.34	$1.31	$0.65	$1.59
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Income Including the Noncontrolling Interests in Subsidiaries	$96,691	$19,225	$200,567	$94,235

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	32,582	526	47,749	(4,709)
Temporary Equity
Foreign Currency Translation Gain (Loss)	2,090	13	3,156	(93)
Other Comprehensive Income (Loss), net of tax	34,672	539	50,905	(4,802)
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	131,363	19,764	251,472	89,433
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests in Subsidiaries	7,781	(1,789)	11,589	(1,918)
Comprehensive Income Attributable to Federated Hermes, Inc.	$123,582	$21,553	$239,883	$91,351
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2024	$503,524	$0	$1,256,603	$(632,838)	$(32,083)	$1,095,206	$55,514
Net Income (Loss)	0	0	101,134	0	0	101,134	2,742
Other Comprehensive Income (Loss), net of tax	0	0	0	0	15,167	15,167	1,066
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	16,235
Stock Award Activity	11,117	0	(12,440)	12,440	0	11,117	0
Dividends Declared	0	0	(25,302)	0	0	(25,302)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(8,367)
Purchase of Treasury Stock	0	0	0	(121,180)	0	(121,180)	0
Balance at March 31, 2025	$514,641	$0	$1,319,995	$(741,578)	$(16,916)	$1,076,142	$67,190
Net Income (Loss)	0	0	91,000	0	0	91,000	5,691
Other Comprehensive Income (Loss), net of tax	0	0	0	0	32,582	32,582	2,090
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	74,205
Stock Award Activity	6,377	6	(145)	147	0	6,385	0
Dividends Declared	0	0	(26,833)	0	0	(26,833)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(13,536)
Business Acquisition	0	0	0	0	0	0	27,353
Purchase of Treasury Stock	0	0	0	(65,171)	0	(65,171)	0
Balance at June 30, 2025	$521,018	$6	$1,384,017	$(806,602)	$15,666	$1,114,105	$162,993

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

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2025	2024
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$200,567	$94,235
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Depreciation and Amortization	11,053	11,159
Share-Based Compensation Expense	17,509	16,571
(Gain) Loss on Disposal of Assets	(3,232)	243
Provision (Benefit) for Deferred Income Taxes	(849)	(4,631)
Consolidation/(Deconsolidation) of Other Entities	0	(2,759)
Net Unrealized (Gain) Loss on Investments	(8,943)	(998)
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(83,444)	(8,964)
Impairment of Intangible Asset	0	66,331
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	(5,507)	7,392
(Increase) Decrease in Prepaid Expenses and Other Assets	(3,748)	6,297
Increase (Decrease) in Accounts Payable and Accrued Expenses	(79,061)	(62,846)
Increase (Decrease) in Other Liabilities	(11,259)	(19,325)
Net Cash Provided (Used) by Operating Activities	33,086	102,705
Investing Activities
Purchases of Investments—Affiliates and Other	(2,738)	(28,611)
Cash Paid for Business Acquisitions, Net of Cash Acquired	(12,755)	0
Proceeds from Redemptions of Investments—Affiliates and Other	5,735	66,322
Cash Paid for Property and Equipment	(1,758)	(6,547)
Other Investing Activities	(6,028)	0
Net Cash Provided (Used) by Investing Activities	(17,544)	31,164
Financing Activities
Dividends Paid	(52,151)	(134,015)
Purchases of Treasury Stock	(185,655)	(85,268)
Distributions to Noncontrolling Interests in Subsidiaries	(21,903)	(7,840)
Contributions from Noncontrolling Interests in Subsidiaries	90,440	19,027
Other Financing Activities	8	(479)
Net Cash Provided (Used) by Financing Activities	(169,261)	(208,575)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	17,622	(1,337)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(136,097)	(76,043)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	507,567	386,954
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	371,470	310,911
Less: Restricted Cash Recorded in Other Current Assets	0	3,005
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	483	473
Cash and Cash Equivalents	$370,987	$307,433
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
(2) Recent Accounting Pronouncements
Recently Issued Accounting Guidance Not Yet Adopted
Income Taxes
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updates income tax disclosures by requiring annual disclosures of disaggregated information, based on meeting a quantitative threshold, about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The update is effective for Federated Hermes for the December 31, 2025 Form 10-K, with early adoption permitted, and allows for either the prospective or retrospective adoption method. Management does not plan to early adopt this update and will elect the retrospective transition method.
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
(4) Business Combination
Rivington Acquisition
On April 7, 2025, Federated Hermes Limited (FHL) acquired a majority (60%) equity interest in Rivington Energy Management Limited (Rivington), a U.K.-based renewable energy project development business from its founding shareholders (Sellers). The acquisition provides an opportunity to further accelerate Federated Hermes’ growth in markets outside of the U.S.
The share purchase agreement provided for an upfront cash payment of £23.6 million ($30.0 million) for the majority (60%) equity interest in Rivington. The upfront cash payment included £12.9 million ($16.4 million) paid to Rivington for newly issued shares principally to provide funds for growth capital and debt repayment. The share purchase agreement also provides

Notes to the Consolidated Financial Statements (continued)
(unaudited)

for a series of contingent purchase price payments, which can total as much as £10.7 million ($13.6 million) in the aggregate, based on meeting certain revenue thresholds over the next four years. The share purchase agreement and other related transaction documents contain certain negotiated warranties, covenants and other terms customary for similar transactions in the U.K.
FHL and Sellers entered into a Put and Call Option Deed pursuant to which FHL has a right to exercise a call option to acquire Sellers’ remaining 40% interest in Rivington at fair value between January 1, 2026 and December 31, 2033 and Sellers have a right to exercise a put option to sell their remaining interest in Rivington to FHL at fair value between January 1, 2029 and December 31, 2033. Federated Hermes has determined that Sellers’ remaining 40% interest is temporary equity due to it being redeemable at the option of either FHL or Sellers, and therefore not entirely in Federated Hermes’ control.
Federated Hermes performed a valuation of the fair value of the Rivington acquisition. Due to the timing of the acquisition and status of the valuation work, the purchase price allocation for all assets and liabilities acquired is preliminary. Although preliminary results of the valuation are reflected in the Consolidated Financial Statements as of June 30, 2025 and for the three and six months then ended, the final purchase price allocation may reflect adjustments to this preliminary valuation and such adjustments may be material.
The following table summarizes the preliminary purchase price allocation determined as of the acquisition date:

(in millions)
Cash and Cash Equivalents	$17.8
Goodwill[1]	44.1
Intangible Assets[2]	5.0
Other Assets	5.8
Less: Liabilities Assumed	(9.4)
Less: Fair Value Redeemable Noncontrolling Interest in Subsidiary[3]	(25.3)
Total Purchase Price Consideration	$38.0
1    The goodwill recognized is attributable to enhanced revenue and growth opportunities from future projects and the assembled workforce of the Rivington business and is not deductible for tax purposes.
2    Intangible Assets are made up of customer contracts with an estimated useful life of 8.5 years and is recorded in Intangibles Assets, net on the Consolidated Balance Sheets.
3    The fair value of the noncontrolling interest was determined utilizing the market approach and consideration of the overall business enterprise value.
(5) Revenue from Contracts with Customers
The following table presents Federated Hermes’ revenue disaggregated by asset class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Money market	$226,000	$207,389	$449,346	$410,029
Equity	118,999	115,742	236,902	232,257
Fixed-income	48,286	48,616	97,720	97,291
Other	31,559	30,836	64,416	59,377
Total Revenue	$424,844	$402,583	$848,384	$798,954
The following table presents Federated Hermes’ revenue disaggregated by performance obligation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Investment Advisory	$287,435	$270,622	$574,895	$534,916
Administrative Services	101,657	95,346	202,766	190,132
Distribution	28,322	30,060	57,087	61,426
Other	7,430	6,555	13,636	12,480
Total Revenue	$424,844	$402,583	$848,384	$798,954

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents Federated Hermes’ revenue disaggregated by offering type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Federated Hermes Funds	$357,446	$338,647	$712,795	$669,588
Separate Accounts	62,088	59,511	126,175	121,014
Other	5,310	4,425	9,414	8,352
Total Revenue	$424,844	$402,583	$848,384	$798,954
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of certain services, primarily stewardship services and real estate development performance obligations at June 30, 2025. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to 12 months. Based on existing contracts and the applicable foreign exchange rates as of June 30, 2025, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2025	$8,447
2026	5,146
2027	1,517
2028 and Thereafter	745
Total Remaining Unsatisfied Performance Obligations	$15,855
(6) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes’ significant revenue concentration by asset class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Money Market Assets	53%	52%	53%	52%
Equity Assets	28%	29%	28%	29%
Fixed-Income Assets	12%	12%	12%	12%
(b) Revenue Concentration by Investment Offering Strategy
The following table presents Federated Hermes’ revenue concentration by investment offering strategy:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Federated Hermes Government Obligations Fund	15%	15%	15%	15%
Federated Hermes Prime Cash Obligations Fund	11%	9%	11%	9%
A significant and prolonged decline in the AUM in these offerings can have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these offerings.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(c) Revenue Concentration by Intermediary
Approximately 9% of Federated Hermes’ total revenue for the three- and six-month period ended June 30, 2025, and 10% for the three- and six-month period ended June 30, 2024, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated Hermes’ relationship with this intermediary can have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
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
In the ordinary course of business, Federated Hermes can implement fee waivers, rebates or expense reimbursements for various Federated Hermes Funds for competitive reasons (such as waivers to maintain the yields of certain money market funds at or above zero (Voluntary Yield-related Fee Waivers) or to maintain certain fund expense ratios), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three and six months ended June 30, 2025, Fee Waivers totaled $105.7 million and $211.2 million, of which $78.2 million and $157.4 million related to money market funds which meet the scope exception of the consolidation guidance. For the three and six months ended June 30, 2024, Fee Waivers totaled $103.1 million and $211.3 million, respectively, of which $77.4 million and $158.5 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business could make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of money market Federated Hermes Funds. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund’s net asset value (NAV), increase the market-based NAV per share of the fund’s portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no contributions for the six months ended June 30, 2025 and 2024.
In accordance with Federated Hermes’ consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of June 30, 2025 and December 31, 2024.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Consolidated Variable Interest Entities
As of the periods ended June 30, 2025 and December 31, 2024, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes’ net interest in the consolidated VIEs for each period presented:

(in millions)	June 30, 2025	December 31, 2024
Cash and Cash Equivalents	$8.8	$8.7
Investments—Consolidated Investment Companies	175.0	77.8
Receivables—Affiliates	0.0	0.2
Other Current Assets	4.4	1.2
Other Long-Term Assets	13.4	13.9
Less: Liabilities	(9.9)	(8.8)
Less: Redeemable Noncontrolling Interests in Subsidiaries	(135.0)	(54.4)
Federated Hermes’ Net Interest in VIEs	$56.7	$38.6
Federated Hermes’ net interest in the consolidated VIEs represents the value of Federated Hermes’ economic ownership interest in those VIEs. During the quarter ended June 30, 2025, Federated Hermes consolidated two new VIEs. There was no material impact to the Consolidated Statements of Income as a result of these consolidations. There were no other consolidations and no deconsolidations during the six months ended June 30, 2025.
Federated Hermes consolidated VIEs that held foreign currency forwards at June 30, 2025 and December 31, 2024. These foreign currency forwards are subject to a master netting agreement entered into as part of the consolidated VIE’s strategy. These foreign currency forwards had a $140.3 million and $35.7 million asset balance and an offsetting $138.8 million and $35.6 million liability balance which is recorded as a net amount of $1.5 million and $0.1 million in Other Current Assets on the Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, respectively.
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
Federated Hermes’ maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $129.3 million and $161.1 million (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) at June 30, 2025 and December 31, 2024, respectively, and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $10.6 billion and $10.0 billion at June 30, 2025 and December 31, 2024, respectively. Of the Receivables—Affiliates at June 30, 2025 and December 31, 2024, $1.2 million and $1.7 million, respectively, was related to non-consolidated VIEs and represented Federated Hermes’ maximum risk of loss from non-consolidated VIE receivables.
(8) Investments
At June 30, 2025 and December 31, 2024, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $50.3 million and $48.0 million, respectively, primarily in mutual funds which represent equity investments for Federated Hermes, and held investments in Separate Accounts of $6.6 million and $6.2 million at June 30, 2025 and December 31, 2024, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes’ investments held in Separate Accounts as of June 30, 2025 and December 31, 2024 were primarily composed of stocks of large domestic and foreign companies ($3.8 million and $2.8 million, respectively) and domestic debt securities ($1.6 million and $1.8 million, respectively).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (7)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes’ Consolidated Balance Sheets.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The investments held by consolidated Federated Hermes Funds as of June 30, 2025 and December 31, 2024, were composed of foreign and domestic debt securities ($154.8 million and $70.4 million, respectively), stocks of large foreign and domestic companies ($20.2 million and $7.4 million, respectively) and stocks of small and mid-sized domestic and foreign companies ($4.6 million and $4.7 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes’ investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$6,380	$(2,130)	$6,753	$(2,137)
Net Realized Gains (Losses)[1]	1,445	(37)	1,951	(223)
Net Gains (Losses) on Investments—Consolidated Investment Companies	7,825	(2,167)	8,704	(2,360)
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	3,131	1,794	2,190	3,135
Net Realized Gains (Losses)[1]	257	(483)	1,281	116
Net Gains (Losses) on Investments—Affiliates and Other	3,388	1,311	3,471	3,251
Gain (Loss) on Securities, net	$11,213	$(856)	$12,175	$891
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes’ financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2025
Financial Assets
Cash and Cash Equivalents	$370,987	$0	$0	$370,987
Investments—Consolidated Investment Companies	24,837	154,741	0	179,578
Investments—Affiliates and Other	54,684	2,211	19	56,914
Other[1]	6,954	8,223	0	15,177
Total Financial Assets	$457,462	$165,175	$19	$622,656

Total Financial Liabilities[2]	$0	$0	$8,636	$8,636

December 31, 2024
Financial Assets
Cash and Cash Equivalents	$504,441	$0	$0	$504,441
Investments—Consolidated Investment Companies	12,090	70,351	0	82,441
Investments—Affiliates and Other	51,847	2,290	23	54,160
Other[1]	9,570	0	0	9,570
Total Financial Assets	$577,948	$72,641	$23	$650,612

Total Financial Liabilities[2]	$0	$2,819	$353	$3,172
1    Amounts primarily consist of derivative assets and security and other deposits in 2025 and restricted cash in 2024.
2    Amounts primarily consist of acquisition-related future contingent consideration liabilities in 2025 and derivative liabilities in 2024.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at June 30, 2025 or December 31, 2024.
Cash and Cash Equivalents
Cash and Cash Equivalents include investments in money market funds and deposits with banks. Investments in money market funds totaled $327.2 million and $465.9 million at June 30, 2025 and December 31, 2024, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes can be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of June 30, 2025, acquisition-related future consideration liabilities of $8.6 million were related to a business combination made in 2025 and was recorded in Other Long-Term Liabilities on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes’ liability for future consideration payments related to these business combinations:

(in thousands)
Balance at December 31, 2024	$353
Acquisition	8,636
Changes in Fair Value	(353)
Balance at June 30, 2025	$8,636
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of June 30, 2025 and December 31, 2024, these investments totaled $20.3 million and $19.4 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes’ debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value, net of unamortized issuance costs in the amount of $1.8 million.
(10) Derivatives
Federated Hermes enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations related to FHL, a British Pound Sterling-denominated subsidiary. None of these forwards have been designated as hedging instruments for accounting purposes.
As of June 30, 2025, Federated Hermes held foreign currency forwards with a combined notional amount of £86.7 million with expiration dates ranging from September 2025 through March 2026. Federated Hermes recorded $8.2 million in Receivables, net on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of June 30, 2025.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(11) Intangible Assets, including Goodwill
Intangible Assets, net at June 30, 2025 increased $14.4 million from December 31, 2024 due to an increase in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations ($16.1 million) and intangible assets recorded in connection with the Rivington acquisition ($5.0 million), partially offset by a decrease due to amortization expense ($6.7 million).
Goodwill at June 30, 2025 increased $59.9 million from December 31, 2024 due to $44.1 million of goodwill recorded in connection with the Rivington acquisition and an increase of $15.8 million in the value of goodwill denominated in a foreign currency as a result of foreign exchange rate fluctuations.
(12) Debt
Unsecured Senior Notes
On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350 million ($350 million Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of June 30, 2025, $348.2 million, net of unamortized issuance costs in the amount of $1.8 million, was recorded in Long-Term Debt on the Consolidated Balance Sheets.
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
The Note Purchase Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the six-month period ended June 30, 2025. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
As of June 30, 2025, the interest on borrowings from the revolving credit facility is calculated at the term Secured Overnight Financing Rate (SOFR) which includes a benchmark adjustment based on its historical relationship to the London Interbank Offering Rate (LIBOR). The borrowings under the revolving credit facility may include up to $50 million for which interest is calculated at the daily SOFR plus a spread unless a base rate option is elected (Swing Line). Effective July 1, 2023, Federated

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Hermes began using SOFR as a replacement to LIBOR in order to calculate interest on borrowings, if any, as permitted by the Credit Agreement. This was only a change to the rate index used for future borrowings under the Credit Agreement due to the discontinuance of LIBOR in the market and was not an amendment to the Credit Agreement.
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, can elect to make discretionary principal payments. There was no activity on the Credit Agreement during the six months ended June 30, 2025.
As of June 30, 2025 and December 31, 2024, there were no outstanding borrowings under the revolving credit facility. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender’s commitment. As of June 30, 2025, Federated Hermes had $350 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all covenants at and during the six months ended June 30, 2025. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
(13) Share-Based Compensation
During the six months ended June 30, 2025, Federated Hermes awarded 396,520 shares of restricted Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan (the Plan). This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period.
During the year ended December 31, 2024, Federated Hermes awarded 378,107 shares of restricted Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Plan. This bonus restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period. Federated Hermes also awarded 449,500 shares of restricted Class B common stock under this same Plan that generally vest over a ten-year period. In addition, Federated Hermes awarded 93,500 shares of restricted Class B common stock under the Federated Hermes U.K. Sub-Plan that generally vest over a five-year period.
(14) Equity
In October 2023, the Federated Hermes, Inc. board of directors (Board) authorized a share repurchase program with no stated expiration date that authorized the repurchase of up to 5.0 million shares of Class B common stock. This program was fulfilled in March 2025. In October 2024, the board of directors authorized an additional share repurchase program with no stated expiration date that authorizes the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of June 30, 2025. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless the Board subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the six months ended June 30, 2025, Federated Hermes repurchased approximately 4.6 million shares of its Class B common stock for $184.7 million, nearly all of which were repurchased in the open market. At June 30, 2025, approximately 1.1 million shares remain available to be repurchased under this share repurchase program. See Note (21) for information regarding a new share repurchase program approved on July 31, 2025.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents the activity for the Class B common stock and Treasury stock for the three and six months ended June 30, 2025 and 2024. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Class B Shares
Beginning Balance	79,096,157	84,149,976	81,759,679	84,840,989
Stock Award Activity	9,700	9,600	403,720	400,707
Purchase of Treasury Stock	(1,547,182)	(1,559,200)	(4,604,724)	(2,641,320)
Ending Balance	77,558,675	82,600,376	77,558,675	82,600,376

Treasury Shares
Beginning Balance	20,409,299	15,355,480	17,745,777	14,664,467
Stock Award Activity	(9,700)	(9,600)	(403,720)	(400,707)
Purchase of Treasury Stock	1,547,182	1,559,200	4,604,724	2,641,320
Ending Balance	21,946,781	16,905,080	21,946,781	16,905,080
(15) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator
Net Income Attributable to Federated Hermes, Inc.	$91,000	$21,027	$192,134	$96,060
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(4,143)	(4,733)	(8,660)	(5,810)
Total Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted	$86,857	$16,294	$183,474	$90,250
Denominator
Basic Weighted-Average Federated Hermes Common Stock[2]	75,064	80,026	76,296	80,367
Dilutive Impact from Non-forfeitable Restricted Stock	8	0	4	1
Diluted Weighted-Average Federated Hermes Common Stock[2]	75,072	80,026	76,300	80,368
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted[2]	$1.16	$0.20	$2.40	$1.12
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(16) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2024	$(32,083)
Other Comprehensive Income (Loss)	47,749
Balance at June 30, 2025	$15,666

Balance at December 31, 2023	$(19,911)
Other Comprehensive Income (Loss)	(4,709)
Balance at June 30, 2024	$(24,620)
(17) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	Other Entities	Total
Balance at December 31, 2024	$45,085	$10,429	$55,514
Net Income (Loss)	2,690	52	2,742
Other Comprehensive Income (Loss), net of tax	903	163	1,066
Subscriptions—Redeemable Noncontrolling Interest Holders	16,107	128	16,235
Distributions to Noncontrolling Interests in Subsidiaries	(7,023)	(1,344)	(8,367)
Balance at March 31, 2025	$57,762	$9,428	$67,190
Net Income (Loss)	6,785	(1,094)	5,691
Other Comprehensive Income (Loss), net of tax	1,854	236	2,090
Subscriptions—Redeemable Noncontrolling Interest Holders	73,940	265	74,205
Distributions to Noncontrolling Interests in Subsidiaries	(12,629)	(907)	(13,536)
Business Acquisition	0	27,353	27,353
Balance at June 30, 2025	$127,712	$35,281	$162,993

(in thousands)	Consolidated Investment Companies	Other Entities	Total
Balance at December 31, 2023	$14,341	$11,504	$25,845
Net Income (Loss)	(72)	49	(23)
Other Comprehensive Income (Loss), net of tax	0	(106)	(106)
Subscriptions—Redeemable Noncontrolling Interest Holders	2,480	244	2,724
Consolidation/(Deconsolidation)	48,100	0	48,100
Distributions to Noncontrolling Interests in Subsidiaries	(2,853)	(557)	(3,410)
Balance at March 31, 2024	$61,996	$11,134	$73,130
Net Income (Loss)	(1,658)	(144)	(1,802)
Other Comprehensive Income (Loss), net of tax	0	13	13
Subscriptions—Redeemable Noncontrolling Interest Holders	16,315	(12)	16,303
Consolidation/(Deconsolidation)	(52,723)	0	(52,723)
Distributions to Noncontrolling Interests in Subsidiaries	(2,933)	(1,497)	(4,430)
Balance at June 30, 2024	$20,997	$9,494	$30,491

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(18) Commitments and Contingencies
(a) Contractual
From time to time, pursuant to agreements entered into in connection with certain business combinations, Federated Hermes is obligated to make future payments under various agreements to which it is a party. See Note (9) for additional information regarding these payments.
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
In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes’ right to challenge the claim. Further, Federated Hermes’ obligations under these agreements can be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes’ obligations and the unique facts and circumstances involved in each particular agreement. As of June 30, 2025, management does not believe that a material loss related to any of these matters is reasonably possible.
(c) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of June 30, 2025, Federated Hermes does not believe that a material loss related to any of these claims is reasonably possible.
(d) Other
During the first quarter 2023, an administrative error was identified related to a failure to register certain shares of a Federated Hermes closed-end tender fund. Federated Hermes has incurred costs totaling $21.2 million as of June 30, 2025 related to correcting this issue, of which $17.9 million represents a settlement with affected shareholders that was paid during the second quarter 2023. Management believes an insurance reimbursement of $15.9 million is probable based on the contractual terms of the insurance policies. Accordingly, $15.9 million has been recorded to Other Long-Term Assets at June 30, 2025. The insurance claim is now the subject of litigation with two of Federated Hermes’ insurance carriers. Changes to these estimates, which are contingent upon resolution of the insurance claim with the applicable insurers, can be materially different from the amount Federated Hermes has recorded.
(19) Income Taxes
The income tax provision was $34.1 million for the three-month period ended June 30, 2025, as compared to $23.4 million for the same period in 2024. The increase in the income tax provision was primarily due to a net tax benefit associated with the 2024 impairment of foreign indefinite-lived intangible asset ($6.0 million) and an increase in U.S. income tax resulting from increased U.S. pre-tax income in 2025 ($4.3 million). The effective tax rate was 26.1% for the three-month period ended June 30, 2025, as compared to 54.9% for the same period in 2024. The decrease in the effective tax rate was primarily due to the impact in 2024 of the valuation allowance on foreign deferred tax assets and the impairment of a foreign indefinite-lived intangible asset.
The income tax provision was $66.3 million for the six-month period ended June 30, 2025, as compared to $52.4 million for the same period in 2024. The increase in the income tax provision was primarily due to an increase in U.S. income tax due to increased U.S. income ($7.0 million) and a net tax benefit associated with the 2024 impairment on a foreign indefinite-lived intangible asset ($6.0 million). The effective tax rate was 24.8% for the six-month period ended June 30, 2025, as compared to 35.8% for the same period in 2024. The decrease in the effective tax rate was primarily due to the impact in 2024 of the valuation allowance on foreign deferred tax assets and the impairment of a foreign indefinite-lived intangible asset.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(20) Segment and Geographic Information
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
Federated Hermes’ revenue from U.S. and non-U.S. operations were as follows for each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Domestic	$370,429	$340,568	$736,231	$675,996
Foreign[1]	54,415	62,015	112,153	122,958
Total Revenue	$424,844	$402,583	$848,384	$798,954
1    This represents revenue earned by non-U.S. domiciled subsidiaries, primarily in the U.K.
Federated Hermes’ Right-of-Use Assets, net and Property and Equipment, net for U.S. and non-U.S. operations were as follows:

(in thousands)	June 30, 2025	December 31, 2024
U.S.	$95,979	$105,110
Non-U.S.[1]	28,748	25,165
Total Right-of-Use Assets, net and Property and Equipment, net[1]	$124,727	$130,275
1    This represents net assets of non-U.S. domiciled subsidiaries, primarily in the U.K.
(21) Subsequent Events
On July 31, 2025, the board of directors declared a $0.34 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of August 8, 2025 to be paid on August 15, 2025.
On July 31, 2025, the board of directors authorized an additional share repurchase program with no stated expiration date that authorizes the repurchase of up to 5.0 million shares of Class B common stock. This program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless the Board subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). See Note (14) for additional information on Federated Hermes' share repurchase programs.

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
General
Federated Hermes is a global leader in active investing with $845.7 billion in managed assets as of June 30, 2025. The majority of Federated Hermes’ revenue is derived from advising Federated Hermes Funds and Separate Accounts in domestic and international public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship and real estate development services.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based and are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated Hermes’ revenue is primarily dependent upon factors that affect the value of managed/serviced assets, including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated Hermes’ public market investment products and strategies (together with other offered services, as applicable, offerings) can be redeemed or withdrawn at any time with no advance notice requirement, while managed assets in Federated Hermes’ private market investment offerings are subject to restrictions to withdrawals. Fee rates for Federated Hermes’ services generally vary by asset and service type and can vary based on changes in asset levels. Generally, advisory fees charged for services provided to multi-asset and equity offerings are higher than advisory fees charged to alternative/private markets and fixed-income offerings, which in turn are higher than advisory fees charged to money market offerings. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and offering types. Federated Hermes can implement Fee Waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements. Since Federated Hermes’ public market offerings are largely distributed and serviced through financial intermediary customers, Federated Hermes makes payments, out of its reasonable profits and other resources, to the financial intermediary customers that sell these offerings. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in multi-asset, equity and money market funds than the revenue earned from managed assets in fixed-income and alternative/private markets funds.
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
Business Developments
Business Combination
On April 7, 2025, FHL acquired a majority (60%) equity interest in Rivington, a U.K.-based renewable energy project development business. See Note (4) to the Consolidated Financial Statements for additional information.
Current Regulatory Developments
The business and regulatory environments in which Federated Hermes operates globally remain complex, uncertain and subject to change. Federated Hermes and its investment management business are subject to extensive regulation, both within and outside of the U.S., including various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on its business, and add complexity to its global compliance operations. For example, Federated Hermes and its offerings are subject to various: (1) federal securities laws, such as the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (1934 Act), the Investment Company Act of 1940 (1940 Act), the Investment Advisers Act of 1940 (Advisers Act), the Sarbanes Oxley Act of 2002, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; (2) state laws regarding fraud and registration; and (3) regulations or other rules promulgated by various regulatory authorities, or other authorities. These regulatory requirements, and other regulatory developments, continue to impact the investment management industry generally and will continue to impact, to various degrees, Federated Hermes’ business, results of operations, financial condition, cash flows and stock price (collectively, Financial Condition).
Please see Federated Hermes’ prior public filings, including the discussions under Part 1, Item 2 – Management’s Discussion and Analysis – Business Developments – Current Regulatory Developments, in Federated Hermes’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (First Quarter 2025 Form 10-Q), and Part 1, Item 1 – Business – Regulatory Matters, in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report), for an overview of Federated Hermes’ regulatory environment and related key regulatory developments and requirements for periods prior to March 31, 2025 and December 31, 2024, respectively.
Regulatory Developments – Domestic
Federated Hermes’ and its offerings’ primary regulator in the U.S. is the SEC. U.S. regulatory matters addressed in Federated Hermes’ 2024 Annual Report and First Quarter 2025 Form 10-Q included, among others: (1) the anticipated regulatory impact resulting from the change in Presidential administration, including the possibility of deregulation and the impact of certain executive orders signed by the President; (2) SEC enforcement trends and examination priorities; (3) Schedule 13G interpretative guidance; (4) the SEC climate-related disclosure rule; (5) amendments to Rule 35(d)-1 under the 1940 Act (Names Rule); (6) the Financial Stability Oversight Council’s continued focus on investment funds, including money market funds, other open-end short-term investment vehicles, private liquidity funds, local government investment pools, collective funds, and hedge funds; (7) the Financial Industry Regulatory Authority’s (FINRA) regulatory operations programs, including FINRA’s focus on certain regulatory obligations, examination observations, and effective practices of broker-dealers in certain key areas; (8) certain specific regulatory developments involving the SEC, the Department of Labor (DOL), and other regulators; and (9) the U.S. House of Representatives Committee on the Judiciary antitrust inquiries.
Key regulatory developments and requirements in the U.S. since March 31, 2025, that can significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following. Unless otherwise noted, Federated Hermes is evaluating the impact of the matters described on its business and offerings.
Impact of New Administration. With the new Presidential administration taking office on January 20, 2025, there is a new Chairperson and other senior leadership at the SEC, and the SEC has experienced reductions in staff. During his confirmation hearings, the newly confirmed Chairperson of the SEC indicated that he plans to emphasize reducing unnecessary regulations to promote capital formation, particularly for public and small company securities offerings, developing a clear regulatory framework for digital assets to provide clarity and foster innovation, and focusing on market efficiency and retail investor protection, while moving away from politicized regulations. It also has been reported that the new SEC Chairperson has indicated that the SEC intends to provide relief from overlapping compliance deadlines. This emphasis on deregulation is consistent with the President’s January 20, 2025 executive order that implemented a regulatory freeze pending review of existing proposed regulations, which (among other directives) included instructions to: (1) immediately withdraw any rules that had been sent to the Office of the Federal Register but not published in the Federal Register; (2) consider postponing for 60-days the effective date for any rules that had been published in the Federal Register, or any rules that had been issued in any manner but had not taken effect, for the purpose of reviewing any questions of fact, law, and policy that the rules may raise; and (3) consider opening a comment period to allow interested parties to provide comments about issues of fact, law,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
and policy, and consider further delaying such rules beyond the 60-day period. While it is unclear as to the extent to which the SEC is covered by this executive order as an independent agency, industry trade groups have requested the SEC to delay, and the SEC has in certain cases delayed, the implementation of certain SEC promulgated regulatory requirements for which compliance was not yet required, such as: (1) amendments to Form PF; (2) the compliance date for the short sale reporting rule; and (3) the compliance dates related to the Names Rule.
On April 16, 2025, the SEC extended the effective and compliance dates for the previously adopted Form N-PORT amendments by at least two years from November 17, 2025 to: (1) November 17, 2027, for fund groups with net assets of at least $1 billion or more as of the end of their most recent fiscal year end; and (2) May 18, 2028, for fund groups with less than $1 billion in net assets as of the end of their most recent fiscal year end. If the SEC does not repeal the Form N-PORT amendments, the extension is intended to provide funds with sufficient time to comply with the amendments after being notified that the SEC’s review is complete. The SEC did not change the effective and compliance dates for the Form N-CEN amendments, which take effect on November 17, 2025. On June 11, 2025, the Commodity Futures Trading Commission (CFTC) and the SEC further extended the compliance date for the amendments to Form PF that were adopted on February 8, 2024, from June 12, 2025, to October 1, 2025. On June 25, 2025, the SEC also extended the compliance date for adopted amendments that require certain broker-dealers to perform daily reserve computations and make required deposits into their reserve bank accounts daily rather than weekly by six months from December 31, 2025 to June 30, 2026.
On July 21, 2025, the U.S. Department of the Treasury’s (Treasury Department) Financial Crimes Enforcement Network (FinCEN) announced its intention to postpone the effective date of the final rule establishing Anti-Money Laundering/Countering the Financing of Terrorism Program and Suspicious Activity Report Filing Requirements for Registered Investment Advisers and Exempt Reporting Advisers (IA AML Rule) and to revisit the scope of the IA AML Rule at a future date. According to FinCEN, it anticipates delaying the effective date of the IA AML Rule from January 1, 2026, until January 1, 2028. FinCEN also announced that it intends to revisit the substance of the IA AML rule through a future rulemaking process, and that it intends to work with the SEC to revisit the proposed rule that would impose customer identification program rule requirements for investment advisors. In its announcement, FinCEN recognized the need to effectively tailor the IA AML Rule to the diverse business models and risk profiles of the investment advisor sector, and that extending the effective date of the IA AML Rule may help ease potential compliance costs for the investment advisor industry and reduce regulatory uncertainty.
On April 9, 2025, the President signed a Presidential Memorandum (Memorandum) entitled “Directing the Repeal of Unlawful Regulations,” which is part of a broader Department of Government Efficiency (DOGE) deregulatory initiative reflected in the President’s February 19, 2025 Executive Order entitled “Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency’ Deregulatory Initiative.” This executive order directed agencies to prioritize the repeal of regulations that are unlawful under 10 recent U.S. Supreme Court cases. In support of this initiative, on April 28, 2025, Federated Hermes submitted a letter to the new SEC Chairperson expressing its view that SEC’s adoption of the 2023 amendments to Rule 2a-7 under the 1940 Act, related to the mandatory liquidity fee framework for institutional prime and institutional tax-exempt money market funds, violates the Administrative Procedures Act and should be repealed. Federated Hermes believes this violation stems from the SEC’s failure to conduct a proper cost-benefit analysis, the establishment of an arbitrary threshold for mandatory liquidity fees, the absence of an analysis of less restrictive alternatives, and the lack of adequate notice and opportunity for public comment. On July 11, 2025, Federated Hermes submitted another letter to the SEC Chairperson in which Federated Hermes continued to advocate for the elimination or modification of the mandatory liquidity fee requirement under amended Rule 2a-7 under the 1940 Act, and also advocated for: (1) the amendment of New York Stock Exchange Rule 452(e) to allow broker-dealers greater discretion to vote proxies on behalf of their customers for purposes of achieving quorum for mutual fund shareholder meetings; (2) lowering quorum requirements under the 1940 Act for mutual fund shareholder meetings; (3) eliminating tailored shareholder reports based on a lack of utility, and, if not eliminated completely, eliminating the requirement to prepare tailored shareholder reports on a class-by-class basis, which increases operational and shareholder costs; (4) eliminating the requirement under the amended Names Rule for a mutual fund to sell portfolio securities within 90 days of falling out of compliance with the 80% threshold under the amended Names Rule; and (5) allowing electronic delivery of required regulatory documents to shareholders as the default option for delivery, unless a shareholder affirmatively elects to receive mailed copies of such documents. Federated Hermes also met in person on July 11, 2025 with the SEC Chairperson, certain other SEC Commissioners, and certain SEC staff members to discuss these topics, among others.
Given the executive orders and above developments, as well as the SEC’s withdraw of certain previously proposed regulations as discussed below, the timing of proposed and new regulation has been, and likely will continue to be, delayed and the pace of new SEC proposed and final regulations slowed.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
SEC Reduces Regulatory Agenda and Withdraws Numerous Proposed Rules. On June 12, 2025, the SEC announced the withdrawal of 15 pending rule proposals that were issued as far back as February 2022 and would have impacted, among others, public companies, investment advisors, investment companies and broker dealers. As a result, while it is likely that the SEC will issue new proposed rules to replace certain withdrawn proposals, such as the proposed amendments to Rule 206(4)-2 under the Advisers Act (Custody Rule), any future rulemaking related to the subject matter of such proposals will need to start over with a new proposed rulemaking and opportunity for public comment. In addition to the withdraw of the proposed amendments to the Custody Rule, other key rule proposals that were withdrawn by the SEC included proposed rules on: (1) cybersecurity risk management for investment advisors, registered investment companies, business development companies, broker-dealers and transfer agents; (2) enhanced disclosures by certain investment advisors and investment companies of governance, environmental and social investment practices; and (3) outsourcing by investment advisors. The releases for all 15 withdrawn proposals, which signal a move towards less prescriptive and more pragmatic regulation, are included on the SEC’s website at www.sec.gov/rules-regulations/rulemaking-activity.
Crypto Asset Exchange-Traded Products. On July 1, 2025, as part of an effort to provide greater clarity on the application of the federal securities laws to crypto assets, the SEC provided its views on the application of certain disclosure requirements under the federal securities laws to offerings and registrations of securities by issuers of crypto asset exchange-traded products (Crypto Asset ETPs). Crypto Asset ETPs are investment products that are registered under the 1933 Act and 1934 Act and listed and traded on national securities exchanges. The guidance represents a dramatic shift in how the SEC regulates the cryptocurrency sector and marks the first step toward approval of dozens of exemptive applications for Crypto Asset ETPs. It has been reported that industry experts also expect the SEC’s Division of Trading and Markets to streamline the application process for Crypto Asset ETPs, which should accelerate the pace for new products. However, the guidance did not address products registered as investment companies under the 1940 Act.
DOL Fiduciary Rule; Cryptocurrency Guidance. On May 28, 2025, the DOL took two actions that signal a shift in its approach to fiduciary oversight under the Employee Retirement Income Security Act of 1974, as amended (ERISA). First, the DOL notified the Court of Appeals for the Fifth Circuit that it would stop defending its 2022 regulation addressing the consideration of governance, environmental and social factors by fiduciaries in connection with investment decision-making. The DOL stated “that it will engage in new rulemaking” and adopt it “as expeditiously as possible.” Although it will be a new rulemaking, it has been reported that it could return to the DOL’s previous stance under the President’s first administration of broadly discouraging governance, environmental and social factors as investment considerations.
On the same day, the DOL took a second action related to previously issued guidance regarding investments in cryptocurrency. In 2022, the DOL issued guidance warning against including cryptocurrency investment options in participant-directed retirement plans. On May 28, 2025, the DOL rescinded its 2022 guidance. By rescinding its prior guidance, the DOL has ceased to discourage plan sponsors and other fiduciaries from including cryptocurrency in their plans’ investment options. Instead, the DOL expressly takes the view that cryptocurrencies should be evaluated under the same fiduciary standards that apply to any other asset class.
SEC Reconsiders 15% Limit on Private Fund Investments in Closed-End Funds. On May 19, 2025, the SEC Chairperson stated that the SEC is evaluating lifting the 15% private fund limit for closed-end funds. Since 2002, the SEC staff has taken the position that closed-end funds investing 15% or more of their assets in private funds should impose a minimum initial investment requirement of $25,000 and restrict sales to investors that satisfy the accredited investor standard. In his remarks, the SEC Chairperson acknowledged that, as a result, many retail investors have missed out on opportunities to invest in closed-end funds that invest in private investment funds, like hedge funds and private equity funds. The SEC Chairperson further stated that lifting the limit “could increase investment opportunities for retail investors seeking to diversify their investment allocation in line with their investment time horizon and risk tolerance.” On May 20, 2025, the SEC’s Director of the Division of Investment Management followed the SEC Chairperson’s remarks and stated that: “While the Division continues its day-to-day work, we are also adapting to an ever-changing industry. As [the SEC Chairperson] mentioned in his remarks yesterday, for example, the staff as of yesterday [Monday, May 19, 2025], will no longer provide comments limiting the ability of retail investors to invest in registered closed-end funds that invest in private funds. This decision was made based on the ever-evolving industry, and we hope that the shift will provide investors with new investment opportunities to the extent they align with their risk tolerance and investment objectives.”
SEC Crypto Asset-Related FAQs. On May 15, 2025, the SEC’s Division of Trading and Markets released Frequently Asked Questions (FAQs) clarifying how certain broker-dealer and transfer agency rules related to crypto asset activities. The FAQs provide guidance on crypto asset custody by broker-dealers’ and transfer agents’ use of the blockchain to maintain master securityholder files. On the same day, the SEC and FINRA’s Office of General Counsel withdrew their July 8, 2019 joint statement on broker-dealer custody of digital asset securities. The withdrawn joint statement had previously outlined

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
significant challenges and risks associated with broker-dealers custodying crypto asset securities, noting difficulties in complying with certain federal securities laws. The FAQs provide clarity for broker-dealers and transfer agents on the application of various laws and rules to crypto asset securities. The issuance of the FAQs and withdrawal of the joint statement follow statements made by the SEC staff that it intends to move away from ad hoc enforcement and guidance and toward implementing a more formal, structured, and rational regulatory landscape for crypto assets.
D.C. Circuit Court Limits SEC Regulatory Reach Over Proxy Advisory Firms. In July 2020, the SEC adopted amendments to its rules governing proxy solicitations. In addition to addressing changes to the procedure for submitting shareholder proposals, the amendments codified the SEC's interpretation that proxy voting advice generally constitutes a solicitation within the meaning of the proxy rules under the 1934 Act. The 2020 amendments meant that proxy advisory firms had to file their proxy recommendations with the SEC as proxy solicitations, unless the firm: (1) disclosed conflicts of interest and steps taken to address such conflicts; and (2) adopted procedures to make their proxy advice available to the companies that are the target of that advice at least by the time the advice is disseminated to the proxy voting firm’s clients and established a mechanism to inform clients of the company’s response to the proxy advisory firm’s advice before the applicable shareholder meeting (“notice and awareness conditions”). Institutional Shareholder Service, Inc. (ISS), a proxy advisory firm, challenged the SEC’s interpretation of the term “solicit” under Section 14(a) of the 1934 Act. On July 1, 2025, the U.S. Court of Appeals for the D.C. Circuit affirmed the district court’s grant of summary judgment to ISS, finding that the SEC’s expanded definition of “solicit” and “solicitation” went beyond the meaning contemplated by Congress in enacting Section 14(a) of the 1934 Act. Specifically, the court stated that contemporaneous dictionaries suggest that “to solicit” and “solicitation” entail seeking to persuade another to take a specific action. The court stated that, while it may be reasonable to say that a client (i.e., institutional investor) “solicits” a proxy advisory firm’s recommendation on how to vote, when the proxy advisory firm provides that recommendation, it has not “solicited” the client’s vote.
SEC Stops Defense of its 2016 Liquidity Rule. On July 11, 2025, the SEC filed a joint stipulation to dismiss with prejudice its case against an investment advisor, two of its officers, and two independent trustees of a mutual fund advised by the investment advisor in which the SEC had alleged that the investment advisor violated Rule 22e-4 under the 1940 Act (“SEC Liquidity Rule”), which limits mutual funds from holding more than 15% of net assets in illiquid investments. The investment advisor allegedly failed to present a plan to reduce illiquid holdings and did not make required filings. It has been reported that the case was significantly impacted by the 2024 U.S. Supreme Court decision in Loper Bright Enterprises v. Raimondo, which overturned prior case law that gave deference to agency determinations or regulations and allows courts to independently interpret agency rules, weakening the SEC’s position. The dismissal can be viewed as a setback for the SEC’s regulatory authority, especially in enforcing newer rules like the Liquidity Rule, and is an example of the broader impact of the Loper Bright decision on federal agency enforcement actions.
U.S. Supreme Court to Decide Whether Section 47(b) of 1940 Act Creates Private Right of Action. On June 30, 2025, the U.S. Supreme Court agreed to hear a case that will determine whether Section 47(b) of the 1940 Act creates a private right of action for shareholders of registered investment companies to bring lawsuits for alleged violations of the statute. The Second Circuit Court of Appeals has recognized such a right of action since 2019, allowing litigation claims by private plaintiffs for alleged 1940 Act violations, despite Congress having granted the SEC sole regulatory authority to enforce the 1940 Act. Other circuit courts of appeal have rejected a Section 47(b) private right of action. The U.S. Supreme Court granted certiorari and agreed to hear a case to resolve the circuit split. The outcome of the appeal, to be heard in the Supreme Court’s October 2025 term, will have broad implications for registered funds governed by the 1940 Act (including mutual funds, exchange-traded funds (ETFs) and closed-end funds). Under the 1940 Act, Congress granted fund shareholders a single express private right of action to bring lawsuits – namely, a claim for allegedly excessive advisory fees under Section 36(b), which was added to the statute by amendment in 1970. Applying key Supreme Court precedent from 2000, lower courts have uniformly declined to read into the statutory language implied private rights of action to enforce other 1940 Act provisions. The sole outlier was the Second Circuit’s 2019 decision in Oxford University Bank v. Lansuppe Feeder, LLC, recognizing an implied private right of action under Section 47(b). Since that case, certain so-called “activist” investors have repeatedly seized upon Section 47(b) as an entry point to challenge closed-end fund bylaws as violating other provisions of the 1940 Act regarding fund capital structure and board elections. These lawsuits have been in support of such “activist’s” closed-end fund “arbitrage strategy” seeking to force liquidity events in such funds, such as tender offers, reorganizations into open-end funds, or fund liquidations, to obtain short-term profits at the expense of other longer-term shareholders.
The Investment Company Institute (ICI) and the Asset Management Group of the Securities Industry and Financial Markets Association (SIFMA AMG) submitted an amicus brief in the case to be heard by the U.S. Supreme Court in which they explained that the threat posed by a Section 47(b) private right of action extends well beyond the closed-end fund “activist” strategy, noting the consequences of a potential flood of litigation claims by the plaintiffs’ bar via Section 47(b) go beyond

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
wasteful litigation expense. For example, according to the ICI and SIFMA AMG, private litigation claims, in which courts would not necessarily be bound by the SEC’s interpretation of the 1940 Act, could risk contradictory interpretation and significant regulatory uncertainty, dampening investment management industry innovations and ultimately harming shareholders. The Supreme Court’s decision could have a significant impact on all facets of the registered fund industry. Federated Hermes agrees with the ICI and SIFMA AMG, and believes that a private right of action should not exist under Section 47(b) of the 1940 Act.
Generating Retirement Ownership Through Long-Term Holding Act of 2025 (GROWTH Act) Introduced in Congress. After being previously introduced in the U.S. House of Representatives, on May 21, 2025, the GROWTH Act was introduced in the U.S. Senate, with the stated aims of empowering investors by allowing automatic reinvestment of capital gain distributions in mutual funds and other registered funds and eliminating unexpected tax bills for reinvested capital gains outside of tax-preferred accounts. If enacted as introduced, the GROWTH Act would incentivize reinvestment and compounding growth in such funds by deferring annual taxes on capital gains distributions until an investor sells their shares or redeems/exits from a fund. In doing so, the GROWTH Act would address the disparity that exists between mutual fund investors and investors in other types of vehicles, such as ETFs, who are taxed only when gains are realized. The ICI, Federated Hermes, and other mutual fund companies support the enactment of the GROWTH Act.
Guiding and Establishing National Innovation for U.S. Stablecoins Act (GENIUS Act) Enacted. On July 18, 2025, the President signed the GENIUS Act into law with the stated intentions of prioritizing consumer protection, strengthening the U.S. dollar, and bolstering national security to make the U.S. a leader in digital assets and spur innovation. The GENIUS Act purports to protect consumers from bad actors in financial markets. It creates a U.S. federal regulatory system for stablecoins, which are a type of cryptocurrency designed to maintain a stable value by being tied to a reserve asset, most commonly the U.S. dollar. It endeavors to ensure the stability of stablecoins and consumer trust by requiring stablecoin issuers to: (1) maintain 100% liquid asset reserves like U.S. dollars or short-term U.S. Treasuries to back their stablecoins; (2) make monthly, public disclosures of the composition of reserves; (3) comply with strict marketing rules to protect consumers from deceptive practices, such as making misleading claims that their stablecoins are backed by the U.S. government, federally insured, or legal tender; (4) establish anti-money laundering and sanctions compliance programs with risk assessments, sanctions list verification, and customer identification; and (5) establish the technical capability to seize, freeze and burn payment stablecoins when legally required to do so. It purports to improve the Treasury Department’s ability to combat illicit stablecoin activities by enhancing its sanctions evasion and money laundering enforcement capabilities. It also provides that, in the event of an insolvency of a stablecoin issuer, the claims of stablecoin holders are to be given priority over all other creditors.
Bill Introduced to Enact U.S. Financial Transactions Tax. On June 18, 2025, The Wall Street Tax Act (H.R. 4035) was introduced into the U.S. House of Representatives. The Wall Street Tax Act purportedly, if enacted as proposed, would levy a financial transaction tax (FTT) of 0.1% – phased in over five years–on the sale of stocks, bonds, and derivatives to discourage certain risky and unproductive trading practices. The tax would apply to the fair market value of assets. Initial public offerings and short-term debt would be exempted from the tax.
Regulatory Developments – International
Outside the U.S., Federated Hermes’ and its offerings’ primary regulators include the United Kingdom (U.K.) Financial Conduct Authority (FCA), the Central Bank of Ireland, the Luxembourg Commission de Surveillance du Secteur Financier, the Cayman Island Monetary Authority, the Monetary Authority of Singapore and the Australian Securities and Investments Commission. Federated Hermes and its offerings are subject to various non-U.S. regulatory requirements, and may be impacted by regulatory developments by or involving those primary regulators, as well as, among others, the European Commission, European Securities and Markets Authority (ESMA), Bank of England (BoE), His Majesty’s Treasury in the U.K. (HMT), Financial Stability Board (FSB), and the International Organization of Securities Commission (IOSCO). Non-U.S. regulatory matters addressed in Federated Hermes’ 2024 Annual Report and First Quarter Form 10-Q included, among others: (1) the FCA’s consultation on consumer composite investments (CCI) and the disclosure requirements for CCIs; (2) money market fund reform in the U.K. and EU; (3) FSB and IOSCO reforms to address liquidity risk management requirements; (4) U.K. and EU changes to rules on how asset managers may pay for investment research; (5) EU and U.K. sustainability requirements for asset managers and investment offerings; (6) EU and U.K. sustainability requirements for corporations; (7) the EU Digital Operational Resilience Act; (8) ESMA common supervisory action on compliance and internal audit functions of EU Undertakings for the Collective Investment in Transferable Assets (UCITS) management companies and alternative investment fund (AIFs) managers (AIFMs) across the EU; (9) EU and U.K. regulation of governance, environmental and social ratings; (10) the transition to the T+1 settlement in the EU and the U.K.; (11) the U.K.’s digital securities sandbox; and (12) the U.K.’s digital gilt instrument.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Key regulatory developments outside the U.S. since March 31, 2025 that can significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following. Unless otherwise noted, Federated Hermes is evaluating the impact of the matters described on its business and offerings.
U.K. Reform of AIFMD regime. HMT and the FCA published a consultation paper and call for input respectively on April 7, 2025, on the reform of the U.K. alternative investment funds regime which is derived from the EU Alternative Investment Fund Managers Directive (AIFMD). Key proposals include the removal of the distinction between the existing registration regime for sub-threshold AIFMs and the authorization regime for full-scope AIFMs so that all AIFMs will be subject to a single authorization regime. Consequently, on the removal of the sub-threshold AIFM concept, it is proposed that the requirements for AIFMs would be based on a proportionate application depending on the size of the AIFM, with larger firms subject to more onerous requirements. For these purposes, AIFMs will be categorized into three tiers based on the size of their assets under management (AUM). The proposed tiers are: (i) large – AUM of £5bn or more, (ii) mid-sized – AUM of £100m to £5bn, and (iii) small – AUM of £100m or less. The deadline for responses to the publications closed on June 9, 2025. The FCA intends to consult on detailed rules in the first half of 2026.
U.K. New Disclosure Regime for Consumer Composite Investments. The FCA published on April 16, 2025 a further consultation paper (CP25/9) on the CCI regime. Further proposals include a revised approach to the calculation of transaction costs, revisions to simplify the current cost disclosure rules under the U.K. MiFID framework, and transitional provisions to allow firms flexibility to move across to the new regime as soon as they are ready. The consultation closed on May 28, 2025. The FCA plans to issue a Policy Statement with final rules in late 2025.
U.K. and EU Changes to Rules on Payment for Investment Research. In the U.K., the FCA has extended the ability to ‘bundle’ payment for third party research with trade execution costs from FCA-regulated MiFID investment firms to FCA-regulated investment fund managers including UCITS management companies and AIFMs. Fund managers’ ability to do so is subject to guardrails largely similar to those outlined in the Federated Hermes’ 2024 Annual Report. The extension entered into force on May 9, 2025.
In the EU, ESMA subsequently published on April 8, 2025 its final report on technical advice in relation to the EU initiative permitting combination of investment research with execution costs for EU MiFID investment firms. Specifically, ESMA’s technical advice focuses on proposed changes to certain legislative provisions in the EU MiFID regulatory framework. These proposals include a requirement for an EU MiFID investment firm to enter into a joint payment agreement which prevents it from paying substantially more for the research component than it would have paid for it without the bundling, and does not impede its ability to provide best execution.
Liquidity Risk Management for EU UCITS and Open-ended Funds. ESMA published on April 15, 2025 two final reports setting out the draft regulatory technical standards (RTS) and guidelines on the selection and calibration of liquidity management tools (LMTs) by EU UCITS and open-ended AIFs. Factors to consider in accessing the suitability of LMTs include: (i) the fund’s legal structure and any specific structuring features; (ii) the fund’s investment strategy and investment policy; (iii) the dealing terms of the fund including, inter alia, lock-up period, settlement period, redemption policy, and dealing frequency; (iv) the liquidity profile of the fund and its underlying assets, including anticipated liquidity demands; (v) the results of liquidity stress testing; (vi) the characteristics of the fund’s investor base; and (vii) the fund’s distribution policy. The draft RTS has been submitted to the European Commission which has three months to make a decision.
Global Liquidity Risk Management. On May 27, 2025, the IOSCO published a final report (FR/10/2025) and guidance (FR/11/2025) on its revised recommendations for liquidity risk management (LRM) for collective investment schemes. The final report sets out 17 revised recommendations including, inter alia: (i) general recommendations about the LRM process, (ii) setting liquidity thresholds at the portfolio level, and (iii) consistency of open-ended funds asset liquidity and redemption terms. National and supra-national regulators of financial services regulators are expected to take into consideration the IOSCO recommendations in their regulation of asset managers’ LRM arrangements.
EU Savings and Investments Union (SIU). On April 15, 2025, the European Commission launched a targeted consultation on obstacles to capital markets integration across the EU. This encompassed a wide-ranging set of initiatives aiming to develop the EU capital and banking markets, and to boost the EU’s economic competitiveness by improving the way the EU financial system mobilizes savings towards productive investments. The targeted consultation covers proposed changes affecting fund distribution and asset managers, including a proposed simplification of regulations and reduction of overall compliance burden, facilitating integration of liquidity pools, and addressing identified post-trading issues. The consultation closed on June 10, 2025, with a comprehensive package of measures expected in the fourth quarter of 2025.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
U.K. Sustainability Requirements for Corporations. The U.K. government published on June 25, 2025 a consultation on the U.K. Sustainability Reporting Standards (U.K. SRS) which are based on IFRS S1 General Requirements for Disclosure of Sustainability-related Financial Information and IFRS S2 Climate-related Disclosures. The U.K. government also created two committees to assist with the implementation of the U.K. SRS – a Technical Advisory Committee and a Policy and Implementation Committee. The final U.K. SRS are expected in the fall of 2025 for voluntary use. The U.K. government and the FCA will consider subsequently whether to make the U.K. SRS mandatory for certain entities.
EU and U.K. Sustainability Requirements for Asset Managers and Investment Offerings. In the EU, the European Commission launched on May 2, 2025 a Call for Evidence relating to the review of the Sustainable Finance Disclosure Regulation (SFDR). This Call for Evidence was part of the review process for the SFDR, and identified certain areas of improvement. The proposed changes to the SFDR are expected in the fourth quarter of 2025.
In the U.K., the FCA announced on April 29, 2025 that it had decided not to finalize at this stage the rules it had previously consulted on regarding extending the Sustainability Disclosure Regime to asset managers providing individual portfolio management services.
EU and U.K. Regulation of Governance. Environmental and Social Ratings. In the EU, ESMA published on May 2, 2025 its consultation paper on the draft regulatory technical standards (RTS) under the governance, environmental and social rating regulation setting out proposed requirements on (i) application for authorization and recognition of governance, environmental and social ratings providers; (ii) measures and safeguards to mitigate conflicts of interest; and (iii) disclosures to be made by governance, environmental and social rating providers. ESMA is expected to publish a final report on the RTS in the fourth quarter of 2025.
EU High-Risk Third Jurisdictions. On June 10, 2025, the European Commission updated, in the form of a proposed delegated regulation, its list of high-risk jurisdictions for the purposes of the EU anti-money laundering and counter-terrorist financing (collectively, AML) framework. EU entities covered by the AML framework are required to apply enhanced due diligence in transactions involving these jurisdictions. The updated list will enter into force after scrutiny and non‑objection of the European Parliament and the Council of the European Union within a period of one month (which can be prolonged for a further month).
Current Regulatory Developments– Potential Impacts
Federated Hermes has monitored, reviewed, assessed and implemented changes in response to, and will continue to monitor, review, assess and implement changes in response to, regulatory developments and requirements, as applicable, and their impact on its business, offerings and Financial Condition. Federated Hermes actively participates, either individually or with industry trade groups (such as the ICI), in the public comment process regarding regulatory developments that can significantly impact Federated Hermes’ business, offerings and Financial Condition. Regulatory developments and regulatory requirements also are subject to legal challenge in court, and Federated Hermes’ considers initiating, participating in or supporting such legal challenges when management deems it necessary or appropriate. Federated Hermes also continues to monitor and assess the impact of the interest rate environment (whether increasing or decreasing), and any instability in the banking sector and financial markets, on asset values and money market fund and other fund asset flows, and related asset mixes, as well as the degree to which these factors impact Federated Hermes' institutional prime and municipal (or tax-exempt) money market business and Federated Hermes' Financial Condition.
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
Federated Hermes is unable to fully assess at this time whether, or the degree to which, any continuing efforts or potential options being evaluated in connection with modified or new regulatory developments and regulatory requirements ultimately will be successful. The degree of impact of regulatory developments and regulatory requirements on Federated Hermes' Financial Condition can vary, including in a material way, and is uncertain. In addition, a FTT, particularly if enacted with broad application in the U.K. or EU, or the U.S., would be detrimental to Federated Hermes’ business and offerings.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
As of June 30, 2025, given the regulatory environment and the possibility of future additional regulatory developments, requirements and oversight, Federated Hermes is unable to fully assess the impact of regulatory developments and requirements, and Federated Hermes' efforts related thereto, on its Financial Condition. Regulatory developments and requirements in the current regulatory environment, and Federated Hermes' efforts in responding to them, can have further material and adverse effects on Federated Hermes' Financial Condition.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Asset Highlights
Managed Assets at Period End

	June 30,		Percent Change
(in millions)	2025	2024
By Asset Class
Equity	$88,994	$77,851	14%
Fixed-Income	98,687	95,294	4
Alternative / Private Markets	20,738	20,061	3
Multi-Asset	2,856	2,876	(1)
Total Long-Term Assets	211,275	196,082	8
Money Market	634,400	586,647	8
Total Managed Assets	$845,675	$782,729	8%

By Offering Type
Funds:
Equity	$49,359	$42,404	16%
Fixed-Income	45,415	43,842	4
Alternative / Private Markets	12,905	12,258	5
Multi-Asset	2,730	2,743	0
Total Long-Term Assets	110,409	101,247	9
Money Market	468,044	425,627	10
Total Fund Assets	578,453	526,874	10
Separate Accounts:
Equity	39,635	35,447	12
Fixed-Income	53,272	51,452	4
Alternative / Private Markets	7,833	7,803	0
Multi-Asset	126	133	(5)
Total Long-Term Assets	100,866	94,835	6
Money Market	166,356	161,020	3
Total Separate Account Assets	267,222	255,855	4
Total Managed Assets	$845,675	$782,729	8%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(in millions)	2025	2024		2025	2024
By Asset Class
Equity	$83,564	$78,137	7%	$82,834	$78,553	5%
Fixed-Income	98,365	95,484	3	98,862	95,638	3
Alternative / Private Markets	20,053	20,306	(1)	19,533	20,395	(4)
Multi-Asset	2,779	2,889	(4)	2,840	2,882	(1)
Total Long-Term Assets	204,761	196,816	4	204,069	197,468	3
Money Market	632,543	582,758	9	636,185	580,570	10
Total Average Managed Assets	$837,304	$779,574	7%	$840,254	$778,038	8%

By Offering Type
Funds:
Equity	$45,965	$42,274	9%	$45,612	$42,315	8%
Fixed-Income	44,972	43,910	2	45,344	43,884	3
Alternative / Private Markets	12,370	12,331	0	11,990	12,354	(3)
Multi-Asset	2,654	2,737	(3)	2,714	2,738	(1)
Total Long-Term Assets	105,961	101,252	5	105,660	101,291	4
Money Market	462,683	419,999	10	463,205	417,450	11
Total Average Fund Assets	568,644	521,251	9	568,865	518,741	10
Separate Accounts:
Equity	37,599	35,863	5	37,222	36,238	3
Fixed-Income	53,393	51,574	4	53,518	51,754	3
Alternative / Private Markets	7,683	7,975	(4)	7,543	8,041	(6)
Multi-Asset	125	152	(18)	126	144	(13)
Total Long-Term Assets	98,800	95,564	3	98,409	96,177	2
Money Market	169,860	162,759	4	172,980	163,120	6
Total Average Separate Account Assets	268,660	258,323	4	271,389	259,297	5
Total Average Managed Assets	$837,304	$779,574	7%	$840,254	$778,038	8%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Equity Funds
Beginning Assets	$43,910	$43,415	$43,752	$42,513
Sales	4,764	2,413	9,479	4,832
Redemptions	(4,195)	(3,594)	(7,838)	(7,663)
Net Sales (Redemptions)	569	(1,181)	1,641	(2,831)
Net Exchanges	0	9	(107)	14
Impact of Foreign Exchange[1]	567	(11)	905	(246)
Market Gains and (Losses)[2]	4,313	172	3,168	2,954
Ending Assets	$49,359	$42,404	$49,359	$42,404

Equity Separate Accounts
Beginning Assets	$37,003	$36,742	$35,671	$36,778
Sales[3]	3,197	1,398	5,894	2,894
Redemptions[3]	(1,985)	(3,477)	(4,335)	(6,759)
Net Sales (Redemptions)[3]	1,212	(2,079)	1,559	(3,865)
Net Exchanges	0	0	(7)	0
Impact of Foreign Exchange[1]	456	23	872	(309)
Market Gains and (Losses)[2]	964	761	1,540	2,843
Ending Assets	$39,635	$35,447	$39,635	$35,447

Total Equity
Beginning Assets	$80,913	$80,157	$79,423	$79,291
Sales[3]	7,961	3,811	15,373	7,726
Redemptions[3]	(6,180)	(7,071)	(12,173)	(14,422)
Net Sales (Redemptions)[3]	1,781	(3,260)	3,200	(6,696)
Net Exchanges	0	9	(114)	14
Impact of Foreign Exchange[1]	1,023	12	1,777	(555)
Market Gains and (Losses)[2]	5,277	933	4,708	5,797
Ending Assets	$88,994	$77,851	$88,994	$77,851
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
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Fixed-Income Funds
Beginning Assets	$45,800	$44,481	$45,550	$43,908
Sales	3,271	3,326	6,716	7,375
Redemptions	(4,459)	(3,957)	(8,528)	(7,441)
Net Sales (Redemptions)	(1,188)	(631)	(1,812)	(66)
Net Exchanges	6	(178)	110	(183)
Impact of Foreign Exchange[1]	125	(1)	171	(47)
Market Gains and (Losses)[2]	672	171	1,396	230
Ending Assets	$45,415	$43,842	$45,415	$43,842

Fixed-Income Separate Accounts
Beginning Assets	$53,686	$51,844	$52,509	$51,012
Sales[3]	1,996	1,936	4,495	4,470
Redemptions[3]	(3,193)	(2,742)	(5,412)	(4,653)
Net Sales (Redemptions)[3]	(1,197)	(806)	(917)	(183)
Net Exchanges	(1)	(1)	(4)	(3)
Impact of Foreign Exchange[1]	83	(7)	122	(32)
Market Gains and (Losses)[2]	701	422	1,562	658
Ending Assets	$53,272	$51,452	$53,272	$51,452

Total Fixed-Income
Beginning Assets	$99,486	$96,325	$98,059	$94,920
Sales[3]	5,267	5,262	11,211	11,845
Redemptions[3]	(7,652)	(6,699)	(13,940)	(12,094)
Net Sales (Redemptions)[3]	(2,385)	(1,437)	(2,729)	(249)
Net Exchanges	5	(179)	106	(186)
Impact of Foreign Exchange[1]	208	(8)	293	(79)
Market Gains and (Losses)[2]	1,373	593	2,958	888
Ending Assets	$98,687	$95,294	$98,687	$95,294
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
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Alternative / Private Markets Funds
Beginning Assets	$11,879	$12,458	$11,501	$12,379
Sales	674	537	1,730	1,191
Redemptions	(391)	(1,098)	(1,341)	(1,667)
Net Sales (Redemptions)	283	(561)	389	(476)
Net Exchanges	(1)	174	0	176
Acquisitions/(Dispositions)	109	0	109	0
Impact of Foreign Exchange[1]	621	7	922	(132)
Market Gains and (Losses)[2]	14	180	(16)	311
Ending Assets	$12,905	$12,258	$12,905	$12,258

Alternative / Private Markets Separate Accounts
Beginning Assets	$7,547	$8,007	$7,363	$8,172
Sales[3]	108	110	137	217
Redemptions[3]	(160)	(79)	(234)	(250)
Net Sales (Redemptions)[3]	(52)	31	(97)	(33)
Impact of Foreign Exchange[1]	470	14	701	(73)
Market Gains and (Losses)[2]	(132)	(249)	(134)	(263)
Ending Assets	$7,833	$7,803	$7,833	$7,803

Total Alternative / Private Markets
Beginning Assets	$19,426	$20,465	$18,864	$20,551
Sales[3]	782	647	1,867	1,408
Redemptions[3]	(551)	(1,177)	(1,575)	(1,917)
Net Sales (Redemptions)[3]	231	(530)	292	(509)
Net Exchanges	(1)	174	0	176
Acquisitions/(Dispositions)	109	0	109	0
Impact of Foreign Exchange[1]	1,091	21	1,623	(205)
Market Gains and (Losses)[2]	(118)	(69)	(150)	48
Ending Assets	$20,738	$20,061	$20,738	$20,061
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
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Multi-Asset Funds
Beginning Assets	$2,700	$2,789	$2,764	$2,730
Sales	44	42	107	86
Redemptions	(121)	(108)	(222)	(216)
Net Sales (Redemptions)	(77)	(66)	(115)	(130)
Net Exchanges	(2)	1	0	1
Market Gains and (Losses)[1]	109	19	81	142
Ending Assets	$2,730	$2,743	$2,730	$2,743

Multi-Asset Separate Accounts
Beginning Assets	$126	$139	$119	$137
Redemptions[2]	(16)	(5)	(20)	(9)
Net Sales (Redemptions)[2]	(16)	(5)	(20)	(9)
Market Gains and (Losses)[1]	16	(1)	27	5
Ending Assets	$126	$133	$126	$133

Total Multi-Asset
Beginning Assets	$2,826	$2,928	$2,883	$2,867
Sales	44	42	107	86
Redemptions[2]	(137)	(113)	(242)	(225)
Net Sales (Redemptions)[2]	(93)	(71)	(135)	(139)
Net Exchanges	(2)	1	0	1
Market Gains and (Losses)[1]	125	18	108	147
Ending Assets	$2,856	$2,876	$2,856	$2,876
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
Changes in Total Long-Term Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Total Long-Term Fund Assets
Beginning Assets	$104,289	$103,143	$103,567	$101,530
Sales	8,753	6,318	18,032	13,484
Redemptions	(9,166)	(8,757)	(17,929)	(16,987)
Net Sales (Redemptions)	(413)	(2,439)	103	(3,503)
Net Exchanges	3	6	3	8
Acquisitions/(Dispositions)	109	0	109	0
Impact of Foreign Exchange[1]	1,313	(5)	1,998	(425)
Market Gains and (Losses)[2]	5,108	542	4,629	3,637
Ending Assets	$110,409	$101,247	$110,409	$101,247

Total Long-Term Separate Accounts Assets
Beginning Assets	$98,362	$96,732	$95,662	$96,099
Sales[3]	5,301	3,444	10,526	7,581
Redemptions[3]	(5,354)	(6,303)	(10,001)	(11,671)
Net Sales (Redemptions)[3]	(53)	(2,859)	525	(4,090)
Net Exchanges	(1)	(1)	(11)	(3)
Impact of Foreign Exchange[1]	1,009	30	1,695	(414)
Market Gains and (Losses)[2]	1,549	933	2,995	3,243
Ending Assets	$100,866	$94,835	$100,866	$94,835

Total Long-Term Assets
Beginning Assets	$202,651	$199,875	$199,229	$197,629
Sales[3]	14,054	9,762	28,558	21,065
Redemptions[3]	(14,520)	(15,060)	(27,930)	(28,658)
Net Sales (Redemptions)[3]	(466)	(5,298)	628	(7,593)
Net Exchanges	2	5	(8)	5
Acquisitions/(Dispositions)	109	0	109	0
Impact of Foreign Exchange[1]	2,322	25	3,693	(839)
Market Gains and (Losses)[2]	6,657	1,475	7,624	6,880
Ending Assets	$211,275	$196,082	$211,275	$196,082
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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Six Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
By Asset Class
Money Market	76%	75%	53%	52%
Equity	10%	10%	28%	29%
Fixed-Income	12%	12%	12%	12%
Alternative / Private Markets	2%	3%	5%	5%
Multi-Asset	0%	0%	1%	1%
Other	—	—	1%	1%
By Offering Type
Funds:
Money Market	55%	54%	49%	48%
Equity	6%	5%	22%	22%
Fixed-Income	6%	6%	9%	9%
Alternative / Private Markets	1%	2%	3%	4%
Multi-Asset	0%	0%	1%	1%
Separate Accounts:
Money Market	21%	21%	4%	4%
Equity	4%	5%	6%	7%
Fixed-Income	6%	6%	3%	3%
Alternative / Private Markets	1%	1%	2%	1%
Other	—	—	1%	1%
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
Total average managed assets increased 7% and 8% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. As of June 30, 2025, total managed assets increased 8% from June 30, 2024. Average money market assets increased 9% and 10% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. Period-end money market assets increased 8% at June 30, 2025, as compared to June 30, 2024. Money market funds across the industry were relatively flat, as the Federal Reserve continued to be on hold, keeping the federal funds rate at a range of 4.25% to 4.50%. Money market funds have generally offered a yield advantage in a falling-rate environment, when compared to some securities in the direct market, especially overnight securities and those with floating rates, which trace the Federal Reserve moves immediately. Average equity assets increased 7% and 5% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. Period-end equity assets increased 14% at June 30, 2025, as compared to June 30, 2024, primarily due to market appreciation. The S&P 500 rallied during the second quarter of 2025, with the index providing a total return of 10.94% and 6.20% for the three and six months ended June 30, 2025, respectively. Average fixed-income assets increased 3% for both the three and six months ended June 30, 2025, as compared to the same periods in 2024. Period-end fixed-income assets increased 4% at June 30, 2025, as compared to June 30, 2024, primarily due to market appreciation, partially offset by net redemptions. After ending the first quarter at 4.23%, yields on the 10 Year Treasury Note traded in a range of 4.01% to 4.58% before ending the second quarter roughly where they started, settling at 4.24%. Average alternative/private markets assets decreased 1% and 4% for the three and six months ended June 30, 2025,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
respectively, as compared to the same periods in 2024. Period-end alternative/private markets assets increased 3% at June 30, 2025, as compared to June 30, 2024, primarily due to fluctuations in foreign currency exchange rates, partially offset by net redemptions.
Results of Operations
Revenue. Revenue increased $22.3 million for the three-month period ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in revenue of $18.5 million and $2.4 million from higher average money market and equity assets, respectively.
Revenue increased $49.4 million for the six-month period ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in revenue of $39.8 million and $4.3 million from higher average money market and equity assets, respectively, and a $4.0 million increase in performance fees.
For both of the six-month periods ended June 30, 2025 and 2024, Federated Hermes’ ratio of revenue to average managed assets was 0.20%.
Operating Expenses. Total Operating Expenses for the three-month period ended June 30, 2025 decreased $54.1 million, as compared to the same period in 2024. Intangible Asset Related expense decreased $65.9 million primarily due to the June 30, 2024 impairment of an indefinite-lived intangible asset related to the FHL right to manage public fund assets. Other expense decreased $7.2 million due primarily to fluctuations in foreign currency exchange rates. These decreases were partially offset by an increase of $14.1 million in Compensation and Related expense primarily due to higher incentive compensation and an increase in Distribution expense of $5.9 million primarily due to higher average money market fund assets.
Total Operating Expenses for the six-month period ended June 30, 2025 decreased $60.1 million, as compared to the same period in 2024. Intangible Asset Related expense decreased $65.9 million primarily due to the June 30, 2024 impairment of an indefinite-lived intangible asset related to the FHL right to manage public fund assets. Other expense decreased $27.3 million due to a value added tax (VAT) refund received related to amended VAT filings in the U.K. ($12.9 million) and fluctuations in foreign currency exchange rates ($12.1 million). These decreases were partially offset by an increase of $20.8 million in Compensation and Related expense primarily due to higher incentive compensation and an increase in Distribution expense of $10.1 million primarily due to higher average money market fund assets.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net increased $11.8 million for the three-month period ended June 30, 2025, as compared to the same period in 2024. This increase is primarily due to a $12.1 million increase in Gain (Loss) on Securities, net due to an increase in the market value of investments.
Nonoperating Income (Expenses), net increased $10.6 million for the six-month period ended June 30, 2025, as compared to the same period in 2024. The increase is primarily due to a $11.3 million increase in Gain (Loss) on Securities, net due to an increase in the market value of investments.
Income Taxes. The income tax provision was $34.1 million for the three-month period ended June 30, 2025, as compared to $23.4 million for the same period in 2024. The increase in the income tax provision was primarily due to a net tax benefit associated with the 2024 impairment of foreign indefinite-lived intangible asset ($6.0 million) and an increase in U.S. income tax resulting from increased U.S. pre-tax income in 2025 ($4.3 million). The effective tax rate was 26.1% for the three-month period ended June 30, 2025, as compared to 54.9% for the same period in 2024. The decrease in the effective tax rate was primarily due to the impact in 2024 of the valuation allowance on foreign deferred tax assets and the impairment of a foreign indefinite-lived intangible asset.
The income tax provision was $66.3 million for the six-month period ended June 30, 2025, as compared to $52.4 million for the same period in 2024. The increase in the income tax provision was primarily due to an increase in U.S. income tax due to increased U.S. income ($7.0 million) and a net tax benefit associated with the 2024 impairment on a foreign indefinite-lived intangible asset ($6.0 million). The effective tax rate was 24.8% for the six-month period ended June 30, 2025, as compared to 35.8% for the same period in 2024. The decrease in the effective tax rate was primarily due to the impact in 2024 of the valuation allowance on foreign deferred tax assets and the impairment of a foreign indefinite-lived intangible asset.
Pillar Two legislation has been enacted in certain jurisdictions in which Federated Hermes operates. The legislation is effective for the year beginning January 1, 2024. Federated Hermes is in scope of the enacted legislation and has performed an assessment of its potential exposure to Pillar Two income taxes based on the most recent tax filings, country-by-country report and financial statements for the constituent entities of Federated Hermes. Based on the assessment, for fiscal year 2024

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Federated Hermes expects to be able to rely on the transitional safe harbor for each of the jurisdictions in which it operates. As a result, Federated Hermes does not expect a material exposure to Pillar Two income taxes in those jurisdictions. This assessment will continue to be monitored and updated as additional guidance and/or legislation is released.
On July 4, 2025, the President signed a spending and tax bill into law (the 2025 Spending and Tax Bill). The final version of the bill includes several provisions impacting how U.S. multinational businesses calculate foreign income, deductions, and credits. It permanently extends many of the tax provisions initially introduced by the Tax Cuts and Jobs Act and introduces significant U.S. federal tax changes relevant to multinational businesses. Federated Hermes has performed an assessment of the potential impact of the 2025 Spending and Tax Bill. Based on the assessment, for fiscal year 2025 Federated Hermes does not expect a material impact to its income tax expense.
Net Income Attributable to Federated Hermes, Inc. Net income increased $70.0 million for the three-month period ended June 30, 2025, as compared to the same period in 2024, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended June 30, 2025 increased $0.96, as compared to the same period in 2024, primarily due to increased net income ($0.88) and a decrease in shares outstanding resulting from share repurchases ($0.08).
Net income increased $96.1 million for the six-month period ended June 30, 2025, as compared to the same period in 2024, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the six-month period ended June 30, 2025 increased $1.28, as compared to the same period in 2024, primarily due to increased net income ($1.16) and a decrease in shares outstanding resulting from share repurchases ($0.12).
Liquidity and Capital Resources
Liquid Assets. At June 30, 2025, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $576.9 million, as compared to $694.1 million at December 31, 2024. The change in liquid assets is discussed below.
At June 30, 2025, Federated Hermes’ liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries, China and certain other countries subject to economic sanctions. Federated Hermes’ experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $331 million in AUM) that meet the requirements of Rule 2a-7 under the 1940 Act (Rule 2a-7) or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes’ credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $33.1 million for the six months ended June 30, 2025, as compared to $102.7 million for the same period in 2024. The decrease in cash provided was primarily due to (1) an increase of $74.5 million in cash paid for the net purchases of trading securities for the six months ended June 30, 2025 as compared to the same period in 2024, (2) an increase in cash paid related to the $10.1 million increase in Distribution expense previously discussed, (3) an increase of $11.6 million of cash paid for taxes in the six months ended June 30, 2025 as compared to the same period in 2024 and (4) an increase of $8.8 million in cash paid for incentive compensation for the six months ended June 30, 2025 as compared to the same period in 2024. These decreases were partially offset by an increase in cash received related to the $49.4 million increase in revenue previously discussed.
Cash Used by Investing Activities. During the six-month period ended June 30, 2025, net cash used by investing activities was $17.5 million due primarily to cash paid for the Rivington acquisition, net of cash acquired.
Cash Used by Financing Activities. During the six-month period ended June 30, 2025, net cash used by financing activities was $169.3 million due primarily to (1) $185.7 million of treasury stock purchases, (2) $52.2 million or $0.65 per share of dividends paid to holders of Federated Hermes common shares and (3) $21.9 million of distributions to noncontrolling interests in subsidiaries. This activity was partially offset by $90.4 million of contributions from noncontrolling interests in subsidiaries.
Long-Term Debt. On March 17, 2022, pursuant to the Note Purchase Agreement, Federated Hermes issued unsecured senior Notes in the aggregate amount of $350 million at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. The entire principal amount of the $350 million Notes will become due

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of June 30, 2025, the outstanding balance of the $350 million Notes, net of unamortized issuance costs in the amount of $1.8 million, was $348.2 million and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were, or will be, used to supplement cash flow from operations, to fund share repurchases and potential acquisitions, to pay down debt outstanding under the Credit Agreement and for other general corporate purposes. See Note (12) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
As of June 30, 2025, Federated Hermes’ Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. Borrowings under the Credit Agreement may be used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of June 30, 2025, Federated Hermes had $350 million available to borrow under the Credit Agreement and an additional $200 million available via its optional accordion feature. See Note (12) to the Consolidated Financial Statements for additional information on the Credit Agreement.
Both the Note Purchase Agreement and Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the six months ended June 30, 2025. An interest coverage ratio of at least 4 to 1 is required and, as of June 30, 2025, Federated Hermes’ interest coverage ratio was 44 to 1. A leverage ratio of no more than 3 to 1 is required and, as of June 30, 2025, Federated Hermes’ leverage ratio was 0.65 to 1.
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
Future Cash Needs. Management expects that principal uses of cash will include funding business acquisitions and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, paying debt obligations, paying taxes, repurchasing company stock, developing and seeding new offerings, modifying existing offerings and relationships, and maintaining regulatory liquidity and capital requirements. In addition, Federated Hermes expects to invest approximately $278 million (including the allocation of approximately $188 million in existing technology-related overhead, primarily the compensation expense of existing employees, and an external spend of approximately $90 million) over the next three years to support a number of planned technology-driven initiatives. Any number of factors may cause Federated Hermes’ future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees can continue to increase.
On July 31, 2025, the board of directors declared a $0.34 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of August 8, 2025 to be paid on August 15, 2025.
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
Investments—Consolidated Investment Companies at June 30, 2025 increased $97.1 million from December 31, 2024 primarily due to net purchases on existing consolidated offerings ($71.2 million) and the consolidation of two new VIEs in the first half of 2025 ($12.4 million).
Other Current Assets at June 30, 2025 increased $11.1 million from December 31, 2024 primarily due to deposits made on a fixed asset to be acquired in the next year.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Other Long-Term Assets at June 30, 2025 increased $18.8 million from December 31, 2024 primarily due to the reclassification of the insurance reimbursement receivable (see Note (18) to the Consolidated Financial Statements for additional information) from a short-term to a long-term receivable due to delays in the litigation.
Accrued Compensation and Benefits at June 30, 2025 decreased $55.1 million from December 31, 2024 primarily due to the 2024 accrued annual incentive compensation being paid in the first quarter of 2025 ($133.0 million), partially offset by 2025 incentive compensation accruals recorded at June 30, 2025 ($80.9 million).
Redeemable Noncontrolling Interests in Subsidiaries at June 30, 2025 increased $107.5 million from December 31, 2024 primarily due to additional outside investments in consolidated VIEs ($80.0 million) and noncontrolling interests recorded in connection with the Rivington acquisition ($27.4 million).
Legal Proceedings
Federated Hermes has claims asserted against it from time to time. See Note (18) to the Consolidated Financial Statements for additional information.
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
Due to a decrease in projected cash flows, primarily driven by a decrease in AUM as a result of net redemptions for the quarter ended June 30, 2025, management concluded that an indicator of potential impairment existed for the indefinite-lived intangible asset related to the FHL right to manage public fund assets, which had a carrying value of £72.2 million ($99.1 million) at June 30, 2025. A discounted cash flow analysis was prepared which resulted in the estimated fair value exceeding the carrying value by less than 5%. The key assumptions in the discounted cash flow analysis include revenue growth rates, pre-tax profit margins and the discount rate applied to the projected cash flows. The risk of future impairment increases with a decrease in projected cash flows and/or an increase in the discount rate.
As of June 30, 2025, assuming all other assumptions remain static, an increase or decrease of 10% in projected revenue growth rates would result in a corresponding change to estimated fair value of approximately 12%. An increase or decrease of 10% in pre-tax profit margins would result in a corresponding change to estimated fair value of approximately 20%. An increase or decrease in the discount rate of 25 basis points would result in an inverse change to estimated fair value of approximately 4%. Market volatility and other events related to geopolitical or other unexpected events in the future can further reduce the AUM, revenues and earnings associated with this intangible asset and can result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which can result in an impairment. For additional information on risks related to geopolitical or other unexpected events, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2025, there were no material changes to Federated Hermes’ exposures to market risk that would require an update to the disclosures provided in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024.
Part I, Item 4. Controls and Procedures
(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes’ President and CEO and Chief Financial Officer, of the effectiveness of Federated Hermes’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025. Federated Hermes completed the Rivington acquisition during the three months ended June 30, 2025. As such, the scope of Federated Hermes’ assessment of the effectiveness of its disclosure controls and procedures did not include the internal controls over financial reporting at Rivington. Rivington represented less than 1% of both Federated Hermes’ total and net assets as of June 30, 2025 and less than 1% of both Federated Hermes’ total revenue and net income, respectively, for the three months ended June 30, 2025. This exclusion is consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of Federated Hermes’ assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. Based upon that evaluation, the President and CEO and the Chief Financial Officer concluded that Federated Hermes’ disclosure controls and procedures were effective at June 30, 2025.
(b)There has been no change in Federated Hermes’ internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, Federated Hermes’ internal control over financial reporting.
Part II, Item 1. Legal Proceedings
Information regarding this Item is contained in Note (18) to the Consolidated Financial Statements.
Part II, Item 1A. Risk Factors
There are no material changes to the risk factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024.
Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) not applicable.
(b) not applicable.
(c) The following table summarizes stock repurchases under Federated Hermes’ share repurchase programs during the second quarter 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April[2]	52,300	$38.67	50,000	2,617,415
May[2]	384,275	40.93	370,000	2,247,415
June[2]	1,110,607	42.14	1,103,100	1,144,315
Total	1,547,182	$41.72	1,523,100	1,144,315
1    In October 2024, the board of directors authorized a share repurchase program with no stated expiration date that authorizes the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of June 30, 2025. See Note (14) to the Consolidated Financial Statements for additional information on this program. See Note (21) to the Consolidated Financial Statements for information regarding a new share repurchase program approved on July 31, 2025.
2    In April, May, and June 2025, 2,300, 14,275, and 7,507 shares, respectively, of Class B common stock with weighted-average prices per share of $3.00, $2.58 and $0.00, respectively, were repurchased as employees forfeited restricted stock.

Part II, Item 5. Other Information
INSIDER TRADING ARRANGEMENTS
While certain officers have elected in advance to satisfy tax obligations arising from the vesting of awards of periodic and bonus restricted Federated Hermes Class B Common Stock through the sale of sufficient shares of such stock necessary to satisfy such tax obligations in the open-market, no director or officer adopted, modified or terminated a Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading arrangement during the fiscal quarter ended June 30, 2025.
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

Federated Hermes, Inc.
(Registrant)

Date	August 1, 2025	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	August 1, 2025	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer