Form 10-Q
period 2025-09-30
FEDERATED HERMES, INC.
filed 2025-10-31
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 24, 2025, the Registrant had outstanding 9,000 shares of Class A common stock and 77,537,867 shares of Class B common stock.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that can cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “forecast,” “project,” “predict,” “trend,” “approximate,” “potential,” “opportunity,” “believe,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “projection,” “plan,” “assume,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “can,” “may,” and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management’s assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: asset flows, levels, values and mix and their impact; the possibility and potential impact of impairments; business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; money market funds’ potential yield advantage in a falling interest rate environment; fee rates and recognition; sources, levels and recognition of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances and the degree to which Fee Waivers can be implemented; the impact of market volatility, liquidity, and other market conditions; whether performance fees or carried interest will be earned or clawed back; whether and when capital contributions can be made, the possible availability of insurance and probability of insurance reimbursements or recoveries in connection with indemnification obligations or other claims; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the impact of acquisitions on Federated Hermes’ growth, including expansion into different markets in the United States (U.S.) and the possibility of further acceleration of growth in markets outside the U.S.; fair value assessments and determinations; allocation of acquisition purchase price payments and other consideration; the timing and amount of acquisition-related payment obligations; the timing of closing of proposed acquisitions; payment obligations pursuant to employment or incentive and business arrangements; vesting rights and requirements; business and market expansion opportunities; interest and principal payments or expenses; taxes, tax rates; tax elections, and the impact of tax law changes; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity, including the amount and timing of expected future capital expenditures; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes’ product, strategy, and other service (as applicable, offering) and market performance and Federated Hermes’ performance indicators; investor preferences; offering demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; the outcome and impact of legal proceedings; regulatory matters and potential deregulation, including the pace, level, focus, scope, timing, impact, effects and other consequences of regulatory matters;

dedication of resources; accounting-related assessments, judgements and determinations; compliance, and related legal, compliance and other professional services expenses; and interest rate, concentration, market, currency and other risks and their impact. Any forward-looking statement is inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond Federated Hermes’ control. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes’ business and results, including by changing Federated Hermes’ asset flows, levels, and mix, and business mix, which can cause a decline in revenues and net income, result in impairments and change the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue levels, fundraising levels or other financial thresholds, and will be affected by the achievement of such levels or thresholds. The obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements or consideration of certain performance measures. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes’ success in developing, structuring and distributing its offerings, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediary customers who sell Federated Hermes’ offerings to other customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes’ risks and uncertainties also include liquidity and credit risks in Federated Hermes’ money market funds and revenue risk, which will be affected by yield levels in money market fund offerings, Fee Waivers, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such offerings. Many of these factors can be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that can impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$506,279	$504,441
Investments—Consolidated Investment Companies	72,252	82,441
Investments—Affiliates and Other	68,860	54,160
Receivables, net of reserve of $21 and $21, respectively	59,975	69,903
Receivables—Affiliates	42,445	36,317
Prepaid Expenses	41,035	29,294
Other Current Assets	11,490	4,796
Total Current Assets	802,336	781,352
Long-Term Assets
Goodwill	860,950	804,818
Intangible Assets, net of accumulated amortization of $91,653 and $75,787, respectively	335,042	327,881
Property and Equipment, net of accumulated depreciation of $101,676 and $118,103, respectively	27,441	25,565
Right-of-Use Assets, net	101,598	104,710
Other Long-Term Assets	54,903	40,358
Total Long-Term Assets	1,379,934	1,303,332
Total Assets	$2,182,270	$2,084,684
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$91,415	$100,012
Accrued Compensation and Benefits	136,334	157,068
Lease Liabilities	18,157	16,695
Other Current Liabilities	10,494	15,418
Total Current Liabilities	256,400	289,193
Long-Term Liabilities
Long-Term Debt	348,303	348,106
Long-Term Deferred Tax Liability, net	192,671	170,957
Long-Term Lease Liabilities	94,392	97,166
Other Long-Term Liabilities	39,703	28,542
Total Long-Term Liabilities	675,069	644,771
Total Liabilities	931,469	933,964
Commitments and Contingencies (Note (18))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	63,515	55,514
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders’ Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 99,505,456 Shares Issued	526,485	503,335
Additional Paid-In Capital from Treasury Stock Transactions	6	0
Retained Earnings	1,461,790	1,256,603
Treasury Stock, at Cost, 21,967,589 and 17,745,777 Shares Class B Common Stock, respectively	(806,597)	(632,838)
Accumulated Other Comprehensive Income (Loss), net of tax	5,413	(32,083)
Total Permanent Equity	1,187,286	1,095,206
Total Liabilities, Temporary Equity and Permanent Equity	$2,182,270	$2,084,684
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue
Investment Advisory Fees, net—Affiliates	$244,712	$215,752	$693,432	$629,654
Investment Advisory Fees, net—Other	65,654	58,869	191,829	179,883
Administrative Service Fees, net—Affiliates	107,234	97,687	310,000	287,819
Other Service Fees, net—Affiliates	41,332	31,356	102,641	96,910
Other Service Fees, net—Other	10,514	4,792	19,928	13,144
Total Revenue	469,446	408,456	1,317,830	1,207,410
Operating Expenses
Compensation and Related	144,563	136,027	432,705	403,321
Distribution	113,569	95,859	312,052	284,257
Systems and Communications	26,023	23,656	73,730	68,672
Professional Service Fees	20,239	19,849	57,415	58,046
Office and Occupancy	10,129	9,884	29,991	29,617
Advertising and Promotional	5,264	5,378	15,985	16,306
Travel and Related	4,665	4,221	12,335	11,341
Intangible Asset Related	3,556	3,504	10,255	76,131
Other	11,986	(1,664)	(4,946)	8,679
Total Operating Expenses	339,994	296,714	939,522	956,370
Operating Income	129,452	111,742	378,308	251,040
Nonoperating Income (Expenses)
Investment Income, net	6,473	6,080	18,720	18,804
Gain (Loss) on Securities, net	7,632	7,935	19,807	8,826
Debt Expense	(3,182)	(3,170)	(9,531)	(9,478)
Other, net	(48)	16	(110)	85
Total Nonoperating Income (Expenses), net	10,875	10,861	28,886	18,237
Income Before Income Taxes	140,327	122,603	407,194	269,277
Income Tax Provision	34,232	32,262	100,532	84,701
Net Income Including the Noncontrolling Interests in Subsidiaries	106,095	90,341	306,662	184,576
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	1,969	2,803	10,402	978
Net Income	$104,126	$87,538	$296,260	$183,598
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic and Diluted	$1.34	$1.06	$3.75	$2.20
Cash Dividends Per Share	$0.34	$0.31	$0.99	$1.90
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Income Including the Noncontrolling Interests in Subsidiaries	$106,095	$90,341	$306,662	$184,576

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	(10,253)	25,508	37,496	20,799
Temporary Equity
Foreign Currency Translation Gain (Loss)	(690)	554	2,466	461
Other Comprehensive Income (Loss), net of tax	(10,943)	26,062	39,962	21,260
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	95,152	116,403	346,624	205,836
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests in Subsidiaries	1,279	3,357	12,868	1,439
Comprehensive Income Attributable to Federated Hermes, Inc.	$93,873	$113,046	$333,756	$204,397
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2024	$503,524	$0	$1,256,603	$(632,838)	$(32,083)	$1,095,206	$55,514
Net Income (Loss)	0	0	101,134	0	0	101,134	2,742
Other Comprehensive Income (Loss), net of tax	0	0	0	0	15,167	15,167	1,066
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	16,235
Stock Award Activity	11,117	0	(12,440)	12,440	0	11,117	0
Dividends Declared	0	0	(25,302)	0	0	(25,302)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(8,367)
Purchase of Treasury Stock	0	0	0	(121,180)	0	(121,180)	0
Balance at March 31, 2025	$514,641	$0	$1,319,995	$(741,578)	$(16,916)	$1,076,142	$67,190
Net Income (Loss)	0	0	91,000	0	0	91,000	5,691
Other Comprehensive Income (Loss), net of tax	0	0	0	0	32,582	32,582	2,090
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	74,205
Stock Award Activity	6,377	6	(145)	147	0	6,385	0
Dividends Declared	0	0	(26,833)	0	0	(26,833)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(13,536)
Business Acquisition	0	0	0	0	0	0	27,353
Purchase of Treasury Stock	0	0	0	(65,171)	0	(65,171)	0
Balance at June 30, 2025	$521,018	$6	$1,384,017	$(806,602)	$15,666	$1,114,105	$162,993
Net Income (Loss)	0	0	104,126	0	0	104,126	1,969
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(10,253)	(10,253)	(690)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	67,660
Consolidation (Deconsolidation)	0	0	0	0	0	0	(157,007)
Stock Award Activity	5,656	0	0	0	0	5,656	0
Dividends Declared	0	0	(26,353)	0	0	(26,353)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(11,410)
Other	0	0	0	5	0	5	0
Balance at September 30, 2025	$526,674	$6	$1,461,790	$(806,597)	$5,413	$1,187,286	$63,515

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2023	$475,003	$2	$1,194,561	$(521,403)	$(19,911)	$1,128,252	$25,845
Net Income (Loss)	0	0	75,033	0	0	75,033	(23)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(5,235)	(5,235)	(106)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	2,724
Consolidation (Deconsolidation)	0	0	0	0	0	0	48,100
Stock Award Activity	10,262	(2)	(10,936)	10,977	0	10,301	0
Dividends Declared	0	0	(23,727)	0	0	(23,727)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(3,410)
Purchase of Treasury Stock	0	0	0	(37,197)	0	(37,197)	0
Balance at March 31, 2024	$485,265	$0	$1,234,931	$(547,623)	$(25,146)	$1,147,427	$73,130
Net Income (Loss)	0	0	21,027	0	0	21,027	(1,802)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	526	526	13
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	16,303
Consolidation (Deconsolidation)	0	0	0	0	0	0	(52,723)
Stock Award Activity	6,128	0	(8)	8	0	6,128	0
Dividends Declared	0	0	(110,106)	0	0	(110,106)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(4,430)
Purchase of Treasury Stock	0	0	0	(47,977)	0	(47,977)	0
Balance at June 30, 2024	$491,393	$0	$1,145,844	$(595,592)	$(24,620)	$1,017,025	$30,491
Net Income (Loss)	0	0	87,538	0	0	87,538	2,803
Other Comprehensive Income (Loss), net of tax	0	0	0	0	25,508	25,508	554
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	13,503
Consolidation (Deconsolidation)	0	0	0	0	0	0	16,624
Stock Award Activity	6,137	0	(46)	46	0	6,137	0
Dividends Declared	0	0	(25,542)	0	0	(25,542)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(10,567)
Purchase of Treasury Stock	0	0	0	(27,150)	0	(27,150)	0
Balance at September 30, 2024	$497,530	$0	$1,207,794	$(622,696)	$888	$1,083,516	$53,408
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2025	2024
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$306,662	$184,576
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Depreciation and Amortization	16,686	16,873
Share-Based Compensation Expense	23,178	22,741
(Gain) Loss on Disposal of Assets	(6,077)	(1,225)
Provision (Benefit) for Deferred Income Taxes	19,948	(11,156)
Consolidation/(Deconsolidation) of Other Entities	(7,845)	(2,316)
Net Unrealized (Gain) Loss on Investments	(13,730)	(7,466)
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(144,529)	(22,271)
Impairment of Intangible Asset	0	66,331
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	(8,472)	8,615
(Increase) Decrease in Prepaid Expenses and Other Assets	(39,412)	14,178
Increase (Decrease) in Accounts Payable and Accrued Expenses	(41,011)	(28,040)
Increase (Decrease) in Other Liabilities	30,747	(20,986)
Net Cash Provided (Used) by Operating Activities	136,145	219,854
Investing Activities
Purchases of Investments—Affiliates and Other	(5,608)	(45,058)
Cash Paid for Business Acquisitions, Net of Cash Acquired	(12,755)	0
Proceeds from Redemptions of Investments—Affiliates and Other	15,485	75,529
Cash Paid for Property and Equipment	(3,188)	(3,519)
Other Investing Activities	(6,028)	(4,100)
Net Cash Provided (Used) by Investing Activities	(12,094)	22,852
Financing Activities
Dividends Paid	(78,516)	(159,588)
Purchases of Treasury Stock	(185,676)	(114,169)
Distributions to Noncontrolling Interests in Subsidiaries	(33,313)	(18,407)
Contributions from Noncontrolling Interests in Subsidiaries	158,100	32,530
Other Financing Activities	8	(490)
Net Cash Provided (Used) by Financing Activities	(139,397)	(260,124)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	14,550	9,079
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(796)	(8,339)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	507,567	386,954
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	506,771	378,615
Less: Restricted Cash Recorded in Other Current Assets	0	3,192
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	492	471
Cash and Cash Equivalents	$506,279	$374,952
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Notes to the Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation
Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes) provide investment advisory, administrative, distribution and other services to various investment offerings, including sponsored investment companies, collective funds and other funds (Federated Hermes Funds) and separate accounts (which include separately managed accounts, institutional accounts, certain sub-advised funds and other managed offerings, collectively Separate Accounts) in both domestic and international markets. In addition, Federated Hermes markets and provides stewardship and real estate development services to various domestic and international companies. The interim consolidated financial statements of Federated Hermes included herein (Consolidated Financial Statements) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In the opinion of management, the financial statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.
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
Software Costs
In September 2025, the FASB issued ASU No. 2025-06 Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends certain aspects of the accounting for and disclosure of software costs under Accounting Standards Codification (ASC) 350-40 Intangibles—Goodwill and Other—Internal-Use Software by removing references to software development phases for cost capitalization and specifying the disclosures required under ASC 360-10 Property, Plant, and Equipment. The update is effective for Federated Hermes for the March 31, 2027 Form 10-Q with early adoption permitted, and allows for the retrospective, modified retrospective or prospective adoption methods. Management is currently evaluating this ASU to determine its impact on Federated Hermes’ disclosures.
(3) Significant Accounting Policies
For a complete listing of Federated Hermes’ significant accounting policies, please refer to Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(4) Business Combination
Rivington Acquisition
On April 7, 2025, Federated Hermes Limited (FHL) acquired a majority (60%) equity interest in Rivington Energy Management Limited (Rivington), a United Kingdom (U.K.)-based renewable energy project development business from its founding shareholders (Sellers). The acquisition provides an opportunity to further accelerate Federated Hermes’ growth in markets outside of the U.S.
The share purchase agreement provided for an upfront cash payment of £23.6 million ($30.0 million) for the majority (60%) equity interest in Rivington. The upfront cash payment included £12.9 million ($16.4 million) paid to Rivington for newly issued shares principally to provide funds for growth capital and debt repayment. The share purchase agreement also provides for a series of contingent purchase price payments, which can total as much as £10.7 million ($13.6 million) in the aggregate, with an estimated fair value as of the acquisition date of £6.3 million ($8.0 million), based on meeting certain revenue thresholds over the next four years. The share purchase agreement and other related transaction documents contain certain negotiated warranties, covenants and other terms customary for similar transactions in the U.K.
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
Federated Hermes performed a valuation of the fair value of the Rivington acquisition. Due to the timing of the acquisition and status of the valuation work, the purchase price allocation for all assets and liabilities acquired is preliminary. Although preliminary results of the valuation are reflected in the Consolidated Financial Statements as of September 30, 2025 and for the three and nine months then ended, the final purchase price allocation may reflect adjustments to this preliminary valuation and such adjustments may be material.
The following table summarizes the preliminary purchase price allocation determined as of the acquisition date:

(in millions)
Cash and Cash Equivalents	$17.8
Goodwill[1]	44.1
Intangible Assets[2]	5.0
Other Assets	5.8
Less: Liabilities Assumed	(9.4)
Less: Fair Value of Redeemable Noncontrolling Interest in Subsidiary[3]	(25.3)
Total Purchase Price Consideration	$38.0
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(5) Revenue from Contracts with Customers
The following table presents Federated Hermes’ revenue disaggregated by asset class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Money market	$245,282	$208,443	$694,628	$618,472
Equity	135,043	117,844	371,945	350,101
Fixed-income	49,586	49,512	147,306	146,803
Other	39,535	32,657	103,951	92,034
Total Revenue	$469,446	$408,456	$1,317,830	$1,207,410
The following table presents Federated Hermes’ revenue disaggregated by performance obligation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Investment Advisory	$310,366	$274,621	$885,261	$809,537
Administrative Services	107,234	97,687	310,000	287,819
Distribution	39,225	29,193	96,312	90,619
Other	12,621	6,955	26,257	19,435
Total Revenue	$469,446	$408,456	$1,317,830	$1,207,410
The following table presents Federated Hermes’ revenue disaggregated by offering type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Federated Hermes Funds	$393,278	$344,795	$1,106,073	$1,014,383
Separate Accounts	65,654	58,869	191,829	179,883
Other	10,514	4,792	19,928	13,144
Total Revenue	$469,446	$408,456	$1,317,830	$1,207,410
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of certain services, primarily stewardship services and real estate development performance obligations at September 30, 2025. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to 12 months. Based on existing contracts and the applicable foreign exchange rates as of September 30, 2025, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2025	$4,450
2026	7,830
2027	1,787
2028 and Thereafter	981
Total Remaining Unsatisfied Performance Obligations	$15,048

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(6) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes’ significant revenue concentration by asset class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Money Market Assets	52%	51%	53%	51%
Equity Assets	29%	29%	28%	29%
Fixed-Income Assets	11%	12%	11%	12%
(b) Revenue Concentration by Investment Offering Strategy
The following table presents Federated Hermes’ revenue concentration by investment offering strategy:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Federated Hermes Government Obligations Fund	17%	16%	16%	15%
Federated Hermes Prime Cash Obligations Fund	11%	10%	11%	9%
A significant and prolonged decline in the AUM in these offerings can have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these offerings.
(c) Revenue Concentration by Intermediary
Approximately 8% and 9% of Federated Hermes’ total revenue for the three- and nine-month periods ended September 30, 2025, and 10% for the three- and nine-month periods ended September 30, 2024, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated Hermes’ relationship with this intermediary can have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
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
In the ordinary course of business, Federated Hermes can implement fee waivers, rebates or expense reimbursements for various Federated Hermes Funds for competitive reasons (such as waivers to maintain the yields of certain money market funds at or above zero (Voluntary Yield-related Fee Waivers) or to maintain certain fund expense ratios), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three and nine months ended September 30, 2025, Fee Waivers totaled $112.4 million and $323.7 million, of which $83.6 million and $241.0 million related to money market funds which meet the scope exception of the consolidation guidance. For the three and nine months ended

Notes to the Consolidated Financial Statements (continued)
(unaudited)

September 30, 2024, Fee Waivers totaled $110.3 million and $321.6 million, respectively, of which $83.3 million and $241.8 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business could make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of money market Federated Hermes Funds. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund’s net asset value (NAV), increase the market-based NAV per share of the fund’s portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no such contributions for the nine months ended September 30, 2025 and 2024.
In accordance with Federated Hermes’ consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of September 30, 2025 and December 31, 2024.
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
(b) Consolidated Variable Interest Entities
As of the periods ended September 30, 2025 and December 31, 2024, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes’ net interest in the consolidated VIEs for each period presented:

(in millions)	September 30, 2025	December 31, 2024
Cash and Cash Equivalents	$7.8	$8.7
Investments—Consolidated Investment Companies	65.4	77.8
Receivables—Affiliates	0.1	0.2
Other Current Assets	0.4	1.2
Other Long-Term Assets	20.2	13.9
Less: Liabilities	(12.4)	(8.8)
Less: Redeemable Noncontrolling Interests in Subsidiaries	(37.6)	(54.4)
Federated Hermes’ Net Interest in VIEs	$43.9	$38.6
Federated Hermes’ net interest in the consolidated VIEs represents the value of Federated Hermes’ economic ownership interest in those VIEs. Federated Hermes consolidated two VIEs in the second quarter 2025, which both VIEs were subsequently deconsolidated along with a third VIE in the third quarter 2025. Federated Hermes consolidated four new VIEs in the third quarter 2025. There was no material impact to the Consolidated Statements of Income as a result of these consolidations and deconsolidations during the nine months ended September 30, 2025.
Federated Hermes consolidated VIEs that held foreign currency forwards at September 30, 2025 and December 31, 2024. These foreign currency forwards are subject to a master netting agreement entered into as part of the consolidated VIE’s strategy. These foreign currency forwards had a $8.6 million and $35.7 million asset balance and an offsetting $8.7 million and $35.6 million liability balance which is recorded as a net amount of $0.1 million and $0.1 million in Other Current Liabilities and Other Current Assets on the Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, respectively.
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
Federated Hermes’ maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $173.7 million and $161.1 million (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) at September 30, 2025 and December 31, 2024, respectively, and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $13.6 billion and $10.0 billion at September 30, 2025 and December 31, 2024, respectively. Of the Receivables—Affiliates at September 30, 2025 and December 31, 2024, $2.2 million and $1.7 million, respectively, was related to non-consolidated VIEs and represented Federated Hermes’ maximum risk of loss from non-consolidated VIE receivables.
(8) Investments
At September 30, 2025 and December 31, 2024, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $62.0 million and $48.0 million, respectively, primarily in mutual funds which represent equity investments for Federated Hermes, and held investments in Separate Accounts of $6.9 million and $6.2 million at September 30, 2025 and December 31, 2024, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes’ investments held in Separate Accounts as of September 30, 2025 and December 31, 2024 were primarily composed of stocks of large domestic and foreign companies ($4.0 million and $2.8 million, respectively) and domestic debt securities ($1.7 million and $1.8 million, respectively).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (7)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes’ Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of September 30, 2025 and December 31, 2024, were composed of foreign and domestic debt securities ($65.5 million and $70.4 million, respectively), stocks of large domestic and foreign companies ($2.1 million and $7.4 million, respectively) and stocks of small and mid-sized domestic and foreign companies ($4.7 million for both periods presented).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes’ investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$1,149	$4,433	$7,902	$2,296
Net Realized Gains (Losses)[1]	674	20	2,625	(204)
Net Gains (Losses) on Investments—Consolidated Investment Companies	1,823	4,453	10,527	2,092
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	3,638	2,035	5,828	5,170
Net Realized Gains (Losses)[1]	2,171	1,447	3,452	1,564
Net Gains (Losses) on Investments—Affiliates and Other	5,809	3,482	9,280	6,734
Gain (Loss) on Securities, net	$7,632	$7,935	$19,807	$8,826
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
(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes’ financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2025
Financial Assets
Cash and Cash Equivalents	$506,279	$0	$0	$506,279
Investments—Consolidated Investment Companies	6,833	65,419	0	72,252
Investments—Affiliates and Other	67,190	1,652	18	68,860
Other[1]	10,620	2,553	0	13,173
Total Financial Assets	$590,922	$69,624	$18	$660,564

Total Financial Liabilities[2]	$0	$0	$11,831	$11,831

December 31, 2024
Financial Assets
Cash and Cash Equivalents	$504,441	$0	$0	$504,441
Investments—Consolidated Investment Companies	12,090	70,351	0	82,441
Investments—Affiliates and Other	51,847	2,290	23	54,160
Other[1]	9,570	0	0	9,570
Total Financial Assets	$577,948	$72,641	$23	$650,612

Total Financial Liabilities[2]	$0	$2,819	$353	$3,172
1    Amounts primarily consist of deposits and derivative assets in 2025 and security and other deposits and restricted cash in 2024.
2    Amounts primarily consist of acquisition-related future contingent consideration liabilities in 2025 and derivative liabilities in 2024.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at September 30, 2025 or December 31, 2024.
Cash and Cash Equivalents
Cash and Cash Equivalents include investments in money market funds and deposits with banks. Investments in money market funds totaled $478.7 million and $465.9 million at September 30, 2025 and December 31, 2024, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.

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
Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes can be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of September 30, 2025, acquisition-related future consideration liabilities of $11.8 million were primarily related to a business combination made in 2025 and were recorded in Other Long-Term Liabilities on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes’ liability for future consideration payments related to these business combinations:

(in thousands)
Balance at December 31, 2024	$353
Acquisition	12,000
Changes in Fair Value	(522)
Balance at September 30, 2025	$11,831
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of September 30, 2025 and December 31, 2024, these investments totaled $19.2 million and $19.4 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes’ debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value, net of unamortized issuance costs in the amount of $1.7 million.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(10) Derivatives
Federated Hermes enters into foreign currency forward transactions in order to hedge against foreign exchange rate fluctuations related to FHL, a British Pound Sterling-denominated subsidiary. None of these forwards have been designated as hedging instruments for accounting purposes.
As of September 30, 2025, Federated Hermes held foreign currency forwards with a combined notional amount of £29.3 million with expiration dates ranging from December 2025 through June 2026. Federated Hermes recorded $2.6 million in Receivables, net on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of September 30, 2025.
As of December 31, 2024, Federated Hermes held foreign currency forwards with a combined notional amount of £92.6 million with expiration dates ranging from March 2025 through September 2025. Federated Hermes recorded $2.8 million in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets, which represented the fair value of these derivative instruments as of December 31, 2024.
(11) Intangible Assets, including Goodwill
Intangible Assets, net at September 30, 2025 increased $7.2 million from December 31, 2024 due to an increase in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations ($12.5 million) and intangible assets recorded in connection with the Rivington acquisition ($5.0 million), partially offset by a decrease due to amortization expense ($10.3 million).
Goodwill at September 30, 2025 increased $56.1 million from December 31, 2024 due to $44.1 million of goodwill recorded in connection with the Rivington acquisition and an increase of $12.1 million in the value of goodwill denominated in a foreign currency as a result of foreign exchange rate fluctuations.
(12) Debt
Unsecured Senior Notes
On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350 million ($350 million Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of September 30, 2025, $348.3 million, net of unamortized issuance costs in the amount of $1.7 million, was recorded in Long-Term Debt on the Consolidated Balance Sheets.
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
The Note Purchase Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the nine-month period ended September 30, 2025. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

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
As of September 30, 2025, the interest on borrowings from the revolving credit facility is calculated at the term Secured Overnight Financing Rate (SOFR) which includes a benchmark adjustment based on its historical relationship to the London Interbank Offering Rate (LIBOR). The borrowings under the revolving credit facility may include up to $50 million for which interest is calculated at the daily SOFR plus a spread unless a base rate option is elected (Swing Line). Effective July 1, 2023, Federated Hermes began using SOFR as a replacement to LIBOR in order to calculate interest on borrowings, if any, as permitted by the Credit Agreement. This was only a change to the rate index used for future borrowings under the Credit Agreement due to the discontinuance of LIBOR in the market and was not an amendment to the Credit Agreement.
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, can elect to make discretionary principal payments. There was no activity on the Credit Agreement during the nine months ended September 30, 2025.
As of September 30, 2025 and December 31, 2024, there were no outstanding borrowings under the revolving credit facility. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender’s commitment. As of September 30, 2025, Federated Hermes had $350 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all covenants at and during the nine months ended September 30, 2025. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
(13) Share-Based Compensation
During the nine months ended September 30, 2025, Federated Hermes awarded 396,520 shares of restricted Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan (the Plan). This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(14) Equity
In October 2023, the Federated Hermes, Inc. board of directors (Board) authorized a share repurchase program with no stated expiration date that authorized the repurchase of up to 5.0 million shares of Class B common stock. This program was fulfilled in March 2025. In October 2024, the board of directors authorized an additional share repurchase program with no stated expiration date that authorizes the repurchase of up to 5.0 million shares of Class B common stock. In July 2025, the board of directors authorized an additional share repurchase program with no stated expiration date that authorizes the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of September 30, 2025. The programs authorize executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless the Board subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the nine months ended September 30, 2025, Federated Hermes repurchased approximately 4.6 million shares of its Class B common stock for $184.7 million, nearly all of which were repurchased in the open market. At September 30, 2025, approximately 6.1 million shares remain available to be repurchased under these share repurchase programs.
The following table presents the activity for the Class B common stock and Treasury stock for the three and nine months ended September 30, 2025 and 2024. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Class B Shares
Beginning Balance	77,558,675	82,600,376	81,759,679	84,840,989
Stock Award Activity	0	22,500	403,720	423,207
Purchase of Treasury Stock	(20,808)	(818,164)	(4,625,532)	(3,459,484)
Ending Balance	77,537,867	81,804,712	77,537,867	81,804,712

Treasury Shares
Beginning Balance	21,946,781	16,905,080	17,745,777	14,664,467
Stock Award Activity	0	(22,500)	(403,720)	(423,207)
Purchase of Treasury Stock	20,808	818,164	4,625,532	3,459,484
Ending Balance	21,967,589	17,700,744	21,967,589	17,700,744

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(15) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator
Net Income Attributable to Federated Hermes, Inc.	$104,126	$87,538	$296,260	$183,598
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(4,678)	(3,747)	(13,341)	(7,953)
Total Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted	$99,448	$83,791	$282,919	$175,645
Denominator
Basic Weighted-Average Federated Hermes Common Stock[2]	74,057	78,690	75,541	79,804
Dilutive Impact from Non-forfeitable Restricted Stock	0	16	3	5
Diluted Weighted-Average Federated Hermes Common Stock[2]	74,057	78,706	75,544	79,809
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted[2]	$1.34	$1.06	$3.75	$2.20
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
(16) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2024	$(32,083)
Other Comprehensive Income (Loss)	37,496
Balance at September 30, 2025	$5,413

Balance at December 31, 2023	$(19,911)
Other Comprehensive Income (Loss)	20,799
Balance at September 30, 2024	$888

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(17) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	Other Entities	Total
Balance at December 31, 2024	$45,085	$10,429	$55,514
Net Income (Loss)	2,690	52	2,742
Other Comprehensive Income (Loss), net of tax	903	163	1,066
Subscriptions—Redeemable Noncontrolling Interest Holders	16,107	128	16,235
Distributions to Noncontrolling Interests in Subsidiaries	(7,023)	(1,344)	(8,367)
Balance at March 31, 2025	$57,762	$9,428	$67,190
Net Income (Loss)	6,785	(1,094)	5,691
Other Comprehensive Income (Loss), net of tax	1,854	236	2,090
Subscriptions—Redeemable Noncontrolling Interest Holders	73,940	265	74,205
Distributions to Noncontrolling Interests in Subsidiaries	(12,629)	(907)	(13,536)
Business Acquisition	0	27,353	27,353
Balance at June 30, 2025	$127,712	$35,281	$162,993
Net Income (Loss)	2,409	(440)	1,969
Other Comprehensive Income (Loss), net of tax	(76)	(614)	(690)
Subscriptions—Redeemable Noncontrolling Interest Holders	67,650	10	67,660
Consolidation/(Deconsolidation)	(157,007)	0	(157,007)
Distributions to Noncontrolling Interests in Subsidiaries	(10,929)	(481)	(11,410)
Balance at September 30, 2025	$29,759	$33,756	$63,515

(in thousands)	Consolidated Investment Companies	Other Entities	Total
Balance at December 31, 2023	$14,341	$11,504	$25,845
Net Income (Loss)	(72)	49	(23)
Other Comprehensive Income (Loss), net of tax	0	(106)	(106)
Subscriptions—Redeemable Noncontrolling Interest Holders	2,480	244	2,724
Consolidation/(Deconsolidation)	48,100	0	48,100
Distributions to Noncontrolling Interests in Subsidiaries	(2,853)	(557)	(3,410)
Balance at March 31, 2024	$61,996	$11,134	$73,130
Net Income (Loss)	(1,658)	(144)	(1,802)
Other Comprehensive Income (Loss), net of tax	0	13	13
Subscriptions—Redeemable Noncontrolling Interest Holders	16,315	(12)	16,303
Consolidation/(Deconsolidation)	(52,723)	0	(52,723)
Distributions to Noncontrolling Interests in Subsidiaries	(2,933)	(1,497)	(4,430)
Balance at June 30, 2024	$20,997	$9,494	$30,491
Net Income (Loss)	2,303	500	2,803
Other Comprehensive Income (Loss), net of tax	0	554	554
Subscriptions—Redeemable Noncontrolling Interest Holders	13,361	142	13,503
Consolidation/(Deconsolidation)	16,624	0	16,624
Distributions to Noncontrolling Interests in Subsidiaries	(10,395)	(172)	(10,567)
Balance at September 30, 2024	$42,890	$10,518	$53,408

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(18) Commitments and Contingencies
(a) Contractual
From time to time, pursuant to agreements entered into in connection with certain transactions, Federated Hermes is obligated to make future payments under various agreements to which it is a party. See Note (9) for additional information regarding these payments.
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
In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes’ right to challenge the claim. Further, Federated Hermes’ obligations under these agreements can be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes’ obligations and the unique facts and circumstances involved in each particular agreement. As of September 30, 2025, management does not believe that a material loss related to any of these matters is reasonably possible.
(c) Legal Proceedings
Like other companies, Federated Hermes has claims asserted and threatened against it in the ordinary course of business. As of September 30, 2025, Federated Hermes does not believe that a material loss related to any of these claims is reasonably possible.
(d) Other
During the first quarter 2023, an administrative error was identified related to a failure to register certain shares of a Federated Hermes closed-end tender fund. Federated Hermes has incurred costs totaling $22.2 million as of September 30, 2025 related to correcting this issue, of which $17.9 million represents a settlement with affected shareholders that was paid during the second quarter 2023. Management believes an insurance reimbursement of $15.9 million is probable based on the contractual terms of the insurance policies. Accordingly, $15.9 million has been recorded to Other Long-Term Assets at September 30, 2025. The insurance claim is now the subject of litigation with two of Federated Hermes’ insurance carriers. Changes to these estimates, which are contingent upon resolution of the insurance claim with the applicable insurers, can be materially different from the amount Federated Hermes has recorded.
(19) Income Taxes
The income tax provision was $34.2 million for the three-month period ended September 30, 2025, as compared to $32.3 million for the same period in 2024. The increase in the income tax provision was primarily due to increased U.S. pre-tax income in 2025. The effective tax rate was 24.4% for the three-month period ended September 30, 2025, as compared to 26.3% for the same period in 2024. The decrease in the effective tax rate was primarily due to research and development credits submitted in 2025.
The income tax provision was $100.5 million for the nine-month period ended September 30, 2025, as compared to $84.7 million for the same period in 2024. The increase in the income tax provision was primarily due to an increase in U.S. income tax due to increased U.S. pretax income in 2025 ($8.5 million) and a net tax benefit associated with the 2024 impairment on a foreign indefinite-lived intangible asset ($7.8 million). The effective tax rate was 24.7% for the nine-month period ended September 30, 2025, as compared to 31.5% for the same period in 2024. The decrease in the effective tax rate was primarily due to the impact in 2024 of the valuation allowance on foreign deferred tax assets and the impairment of a foreign indefinite-lived intangible asset.

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
Federated Hermes’ revenue from U.S. and non-U.S. operations were as follows for each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Domestic	$403,781	$346,015	$1,140,012	$1,022,011
Foreign[1]	65,665	62,441	177,818	185,399
Total Revenue	$469,446	$408,456	$1,317,830	$1,207,410
1    This represents revenue earned by non-U.S. domiciled subsidiaries, primarily in the U.K.
Federated Hermes’ Right-of-Use Assets, net and Property and Equipment, net for U.S. and non-U.S. operations were as follows:

(in thousands)	September 30, 2025	December 31, 2024
U.S.	$92,835	$105,110
Non-U.S.[1]	36,204	25,165
Total Right-of-Use Assets, net and Property and Equipment, net[1]	$129,039	$130,275
1    This represents net assets of non-U.S. domiciled subsidiaries, primarily in the U.K.
(21) Subsequent Events
On October 23, 2025, Federated Hermes entered into an agreement to acquire a majority interest in FCP Fund Manager, L.P. (FCP), a U.S.-based real estate investment manager. Federated Hermes will pay up to $331 million in aggregate purchase price, subject to a potential post-closing purchase price adjustment, for an 80% interest in FCP. The aggregate purchase price includes $215.8 million in cash consideration and $23.2 million in Federated Hermes Class B common stock that will be paid and issued at closing, as well as opportunities to earn contingent consideration of up to an aggregate of $92.0 million over multiple year periods, based on achieving certain financial thresholds. The agreement has been approved by Federated Hermes’ board of directors and the executive management of FCP and is subject to approval of regulatory authorities in the U.S. The transaction also is subject to satisfaction of other agreed-upon conditions, and is expected to be completed during the first half of 2026.
Beginning after the fifth anniversary of the closing, Federated Hermes will have certain call option rights to require the selling parties to sell their interests in FCP to Federated Hermes, and the selling parties will have certain put option rights to require Federated Hermes to acquire their interests in FCP from the selling parties.
On October 30, 2025, the board of directors declared a $0.34 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of November 7, 2025 to be paid on November 14, 2025.

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
General
Federated Hermes is a global leader in active investing with $871.2 billion in managed assets as of September 30, 2025. The majority of Federated Hermes’ revenue is derived from advising Federated Hermes Funds and Separate Accounts in domestic and international public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship and real estate development services.
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
Current Regulatory Developments
The business and regulatory environments in which Federated Hermes operates globally remain complex, uncertain and subject to change. Federated Hermes and its investment management business are subject to extensive regulation, both within and outside of the U.S., including various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on its business, and add complexity to its global compliance operations. For example, Federated Hermes and its offerings are subject to various: (1) federal securities laws, such as the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (1934 Act), the Investment Company Act of 1940 (1940 Act), the Investment Advisers Act of 1940 (Advisers Act), the Sarbanes Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; (2) state laws regarding fraud and registration; and (3) regulations or other rules promulgated by various regulatory authorities, or other authorities. These regulatory requirements, and other regulatory developments, continue to impact the investment management industry generally and will continue to impact, to various degrees, Federated Hermes’ business, results of operations, financial condition, cash flows and stock price (collectively, Financial Condition).
Please see Federated Hermes’ prior public filings, including the discussions under Part 1, Item 2 – Management’s Discussion and Analysis – Business Developments – Current Regulatory Developments, in Federated Hermes’ Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025 (First Quarter 2025 Form 10-Q) and June 30, 2025 (Second Quarter 2025 Form 10-Q), and Part 1, Item 1 – Business – Regulatory Matters, in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report), for an overview of Federated Hermes’ regulatory environment and related key regulatory developments and requirements for periods prior to June 30, 2025 and December 31, 2024, respectively.
Regulatory Developments – Domestic
Federated Hermes’ and its offerings’ primary regulator in the U.S. is the SEC. U.S. regulatory matters addressed in Federated Hermes’ 2024 Annual Report, First Quarter 2025 Form 10-Q and Second Quarter 2025 Form 10-Q included, among others: (1) the anticipated regulatory impact resulting from the change in Presidential Administration, including the possibility of deregulation and the impact of certain executive orders signed by the President; (2) the SEC’s reduced regulatory agenda, proposed rule withdrawals, enforcement trends and examination priorities; (3) Schedule 13G interpretative guidance; (4) the SEC climate-related disclosure rule; (5) amendments to Rule 35(d)-1 under the 1940 Act (Names Rule); (6) the Financial Stability Oversight Council’s continued focus on investment funds, including money market funds, other open-end short-term investment vehicles, private liquidity funds, local government investment pools, collective funds and hedge funds; (7) the Financial Industry Regulatory Authority’s (FINRA) regulatory operations programs, including FINRA’s focus on certain regulatory obligations, examination observations and effective practices of broker-dealers in certain key areas; (8) certain anticipated and rendered court decisions, including one involving whether there is a private right of action under Section 47 of the 1940 Act; (9) the introduction of federal legislation relating to the deferral of annual taxes on capital gains distributions until an investor sells their shares or redeems/exits from a fund and a financial transactions tax (FTT); (10) certain other specific regulatory developments involving the SEC, the Department of Labor (DOL) and other regulators; and (11) the U.S. House of Representatives Committee on the Judiciary antitrust inquiries.
Federated Hermes continued its regulatory engagement efforts in the third quarter 2025. On July 9, 2025, Federated Hermes met in person with the SEC Chairperson, certain other SEC Commissioners and certain SEC staff members. After these meetings, on July 11, 2025, Federated Hermes submitted a letter to the SEC Chairperson regarding various topics discussed during the meetings, including, among others: (1) the elimination or modification of the mandatory liquidity fee requirement under amended Rule 2a-7 under the 1940 Act; (2) the amendment of New York Stock Exchange Rule 452(e) to allow broker-dealers greater discretion to vote proxies on behalf of their customers for purposes of achieving quorum for mutual fund shareholder meetings; (3) lowering quorum requirements under the 1940 Act for mutual fund shareholder meetings; (4) eliminating tailored shareholder reports based on a lack of utility, and, if not eliminated completely, eliminating the requirement to prepare tailored shareholder reports on a class-by-class basis, which increases operational and shareholder costs; (5) eliminating the requirement under the amended Names Rule for a mutual fund to sell portfolio securities within 90 days of falling out of compliance with the 80% threshold under the amended Names Rule; and (6) allowing electronic delivery

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
of required regulatory documents to shareholders as the default option for delivery, unless a shareholder affirmatively elects to receive mailed copies of such documents.
Key regulatory developments and requirements in the U.S. since June 30, 2025, that can significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following. Unless otherwise noted, Federated Hermes is evaluating the impact of the matters described on its business and offerings.
SEC Regulatory Flexibility Agenda. On September 4, 2025, the SEC published its Spring 2025 Regulatory Flexibility Agenda (SEC Spring 2025 Reg Flex Agenda). The SEC Spring 2025 Reg Flex Agenda focuses on deregulation and simplification of disclosure requirements to facilitate capital formation and reduce compliance burdens consistent with investor protection, and modernization to address marketplace challenges, including implementing a market-driven crypto oversight regime. Absent from the SEC Spring 2025 Reg Flex Agenda are various governance, environmental and social framework-related proposals, such as board diversity, disclosure of governance, environmental and social-related investment practices and human capital management disclosure. The SEC Spring 2025 Reg Flex Agenda identified 23 short-term agenda items, including 18 proposed rules and three final rules, and represents a significant shift in the SEC’s priorities following the change in Presidential Administration with direct implications for the asset management industry. For example, the SEC Spring 2025 Reg Flex Agenda carries over only four items from the SEC Fall 2024 Regulatory Flexibility Agenda, including final or proposed rules related to foreign private issuer eligibility, amendments to the Rule 144 safe harbor, Financial Data Transparency Act joint data standards and customer identification programs for registered investment advisors and exempt reporting advisors. Other proposed rulemaking initiatives in the SEC Spring 2025 Reg Flex Agenda relating to the asset management industry include, among others: (1) amendments to the Rule 17a-7 under the 1940 Act (the cross trading rule); (2) amendments to the custody rules under the Advisers Act and the 1940 Act; (3) amendments aimed at reducing disclosure burdens, such as amending Form N-PORT to address portfolio information disclosures; (4) a broad initiative to update the exempt offering pathways to facilitate private investment; and (5) certain crypto market structure amendments. Each of these proposals is categorized in the SEC Spring 2025 Reg Flex Agenda as a “deregulatory” rulemaking, in accordance with President’s Executive Order 14192 “Unleashing Prosperity Through Deregulation.”
SEC Enforcement Trends Under the New Presidential Administration. It has been reported that during the first six months of the new Presidential Administration, only 56 SEC enforcement actions have been initiated, which represents an approximate 40% reduction from the 94 SEC enforcement actions that were initiated during the first six months of the prior Presidential Administration. It also has been reported that only 11 administrative actions have been publicly announced by the new Presidential Administration, compared to 55 such announcements during the first six months of the prior Presidential Administration. Many of the new enforcement actions have involved areas such as insider trading, market manipulation and offering fraud, which is consistent with the SEC Chairperson’s public statements that “[p]olicymaking will be done through notice and comment rulemaking, not through regulation-by-enforcement” and that the SEC’s enforcement focus will be on protecting investors from market fraud and manipulation.
SEC Extends Compliance Date for Disclosure of Order Execution Information. On September 30, 2025, the SEC extended the compliance date for the amendments to Rule 605 of Regulation NMS from December 14, 2025 to August 1, 2026. On March 6, 2024, the SEC adopted amendments to the disclosure requirements of Rule 605 of Regulation NMS for executions on covered orders in national market system stocks, which are stocks listed on a national securities exchange. The adopted rule amendments expand the scope of entities subject to Rule 605, modify the categorization and content of order information reported under the rule and require reporting entities to produce a summary report of execution quality. The amendments expand the scope of reporting entities subject to Rule 605 to include broker-dealers who introduce or carry 100,000 or more customer accounts. The amendments also specify that broker-dealers operating single dealer platforms must prepare a separate report for activity specific to these platforms.
SEC Issues Concept Release on Residential Mortgage-Backed Securities (RMBS) Disclosure and Enhancements to Asset-Backed Securities (ABS) Registration. On September 29, 2025, the SEC issued a concept release soliciting public comment on potential changes to its rules governing ABS, with particular focus on RMBS. RMBS and ABS play an important role in the U.S. capital markets and the U.S. economy, allowing companies and financial institutions to access lower-cost capital to make loans to borrowers and finance operations. In 2004, the SEC established a comprehensive registration, disclosure and ongoing reporting regulatory framework for RMBS and ABS offerings, with subsequent amendments in 2014. The SEC’s action is in response to the fact that there have been no registered RMBS offerings since the adoption of Regulation AB II in 2014, with all activity instead occurring in the registration-exempt private market, largely pursuant to Rule 144A under the 1933 Act. The concept release examines, and requests public comment on, any steps needed to facilitate more public RMBS offerings and increase liquidity in the public RMBS market, which could potentially lead to benefits for the U.S. housing

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
market, while maintaining appropriate investor protections. The public comment period ends 60 days after the concept release is published in the Federal Register.
SEC Approves Generic Listing Standards for Commodity-Based Trust Shares. On September 17, 2025, the SEC approved proposed rule changes by three national securities exchanges to adopt generic listing standards for exchange-traded products (ETPs) that hold spot commodities, including those that hold digital assets such as crypto assets. As a result, the exchanges may list and trade commodity-based trust shares, which are a type of ETP that allows investors to invest in commodities, that meet the requirements of the approved generic listing standards. This approval will allow national securities exchanges to list and trade qualifying ETPs holding spot commodities without requiring each product to undergo the previously mandatory, individualized SEC rule filing process under Section 19(b) of the 1934 Act. As a result, exchanges such as NYSE Arca, Nasdaq and Cboe BZX can now bring eligible commodity- and crypto-based ETPs to market more quickly. The approval signals a shift toward a more streamlined, transparent and efficient rules-based listing process that offers both clarity and opportunity for market participants.
The approved rule changes follow the SEC’s Division of Corporate Finance issuing guidance, on July 1, 2025, on the application of certain federal securities law disclosure requirements to offerings of crypto asset ETPs. The guidance represented a dramatic shift in how the SEC regulates the cryptocurrency sector.
Extension of Compliance Date for Form PF; Reporting Requirements. On September 17, 2025, the Commodity Futures Trading Commission (CFTC) and SEC further extended the compliance date for the amendments to Form PF that were adopted on February 8, 2024, from October 1, 2025 to October 1, 2026. Form PF is the confidential reporting form for certain SEC-registered investment advisors to private funds, including those that also are registered with the CFTC as a commodity pool operator or a commodity trading advisor.
SEC No-Action Letter on Exxon’s Auto-Proxy Voting Program for Retail Investors. On September 15, 2025, the SEC staff issued a no-action letter stating that the SEC staff would not recommend enforcement action against Exxon Mobil Corporation for implementing an auto-voting program for its retail shareholders, subject to certain conditions. The proposed retail shareholder voting program would allow Exxon’s non-institutional investors to opt in to have their ballots automatically cast as recommended by the board of directors for proposals to be voted on at shareholder meetings, with the election to apply either to all matters or to all matters other than contested director elections and mergers and acquisitions. Under the program, shareholders are entitled at any time to override the standing election and vote their own shares or otherwise opt out of the program entirely. While the use of auto-voting in this manner has not been considered by courts, the SEC’s no-action relief may encourage other companies to try to utilize auto-voting to increase their retail investor turnout. Asset management industry participants are discussing with the SEC staff the ability to obtain similar SEC no-action relief that may be relied upon by open-end and closed-end investment companies, including exchange-traded funds (ETFs).
SEC Investment Advisory Committee (IAC) Signals Support for Expanded Retail Access to Private Markets. On September 11, 2025, the SEC’s IAC issued a draft joint report titled Retail Investor Access to Private Market Assets, which supported reform of the eligibility criteria for investors in private offerings and reform of the regulatory framework applicable to pooled investment funds. The report recognized the increasing size and importance of private markets while emphasizing the need for enhanced investor protections if retail access to these markets expands. On September 18, 2025, the IAC met and adopted recommendations concerning the regulatory framework that should govern retail investors’ access to private market assets. The report recommended that registered funds are the best way for retail investors to obtain such access because registered funds (i) “were developed specifically for retail use” and (ii) offer numerous protections not found in non-public offerings, such as SEC review, audited financial statement requirements, professional fund management and other protections found in the 1940 Act. The report also made several recommendations intended to enhance the ability of registered funds to invest in private market assets and better protect retail investors who invest in such registered funds. The IAC also recommended that the SEC open a request for comment process to obtain additional input on how to best expand retail investments in private markets, as many of the recommendations would require SEC rulemaking.
SEC Adopts Amendments Regarding Broker-Dealer FOCUS Reports. On September 8, 2025, the SEC amended the Financial and Operational Combined Uniform Single Report, SEC Form X-17A-5 (FOCUS Report), to harmonize it with other rules, make technical corrections and provide clarifications. FOCUS Reports are filed by broker-dealers and are intended to ensure transparency regarding a broker-dealer’s financial condition, ensure financial accountability through compliance with capital requirements, support regulatory oversight, facilitate audits and examinations of broker-dealers, and protect investors. Among other things, the SEC also: (1) permitted the use of electronic signatures; (2) amended its rules to require the information currently contained in Form 19b-4(e), which is used by self-regulatory organizations (SROs) to notify the SEC about the listing and trading of a new derivative securities product, to be publicly posted on the SRO’s website and remove the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
manual signature requirements for SRO proposed rule change filings; (3) required that clearing agencies post supplemental material to their websites; and (4) amended its rules under the 1934 Act and 1933 Act to require the electronic filing or submission, using structured data where appropriate, of certain other forms, reports and notices provided by broker-dealers, security-based swap dealers and major security-based swap participants.
Federal Trade Commission (FTC) Ends Defense of its Noncompete Ban and Announces Enforcement Initiatives. On September 5, 2025, the FTC announced that it would no longer defend the rule it previously issued in May 2024 that would have banned most noncompete agreements. In doing so, the FTC effectively withdrew the rule, which had been blocked from taking effect through a nationwide injunction issued by the U.S. District Court for the Northern District of Texas. As a result, the legality of noncompete agreements at the federal level will now be governed by application of the law in effect prior to the promulgation of the rule and will be enforced on a case-by-case basis. The FTC has indicated that, while ending its defense of the rule, it remains committed to using its enforcement authority to crack down on noncompete agreements that it views as anticompetitive, especially those targeting lower-wage or nonexecutive employees. To this end, on September 4, 2025, the FTC ordered the largest pet cremation company in the U.S. to stop enforcing noncompete agreements with nearly 1,800 employees, concluding that they unfairly restricted worker mobility and reduced competition in the labor market.
Fifth Circuit Court of Appeals Requires Reconsideration of the SEC’s Securities Lending and Short-Sale Rules. On August 25, 2025, the U.S. Court of Appeals for the Fifth Circuit remanded the SEC’s Reporting of Securities Loans rule (Securities Lending Rule) and Short Position and Short Activity Reporting by Institutional Investment Managers rule (Short Sale Rule) to the SEC to allow the SEC to consider and quantify the cumulative economic impact of the rules. In doing so, the court concluded that the SEC acted arbitrarily and capriciously when it did not consider the economic impact of the Short Sale Rule when adopting the Securities Lending Rule. The decision gives the SEC the opportunity to consider both rules and possibly rescind one or both.
Democratizing Access to Alternative Assets for 401(k) Investors. On August 7, 2025, the President issued an Executive Order, Democratizing Access to Alternative Assets for 401(k) Investors (EO), encouraging the inclusion of alternative assets in 401(k) and other defined contribution plans. The EO states as the current Presidential Administration’s policy “that every American preparing for retirement should have access to funds that include investments in alternative assets when the relevant plan fiduciary determines that such access provides an appropriate opportunity for plan participants and beneficiaries to enhance the net risk-adjusted returns on their retirement assets.” The EO directs the DOL within 180 days to: (1) reexamine prior DOL guidance on a fiduciary’s duties in connection with including alternative asset investments in asset allocation funds, including considering whether to rescind prior DOL guidance that could be read to limit certain investments in private equity by ERISA-covered individual account plans (such as 401(k) plans); (2) clarify its position both on alternative assets and on the appropriate fiduciary process for offering as plan investment options asset allocation funds which include alternative assets; and (3) consulting, as appropriate, with other regulators, such as the U.S. Department of Treasury and the SEC, to determine whether any other regulatory changes are needed to carry out the EO’s policy objectives. On August 15, 2025, the DOL’s Employee Benefits Security Administration rescinded a December 21, 2021, supplemental statement that discouraged fiduciaries from considering alternative assets in 401(k) retirement plan investment menus. On September 23, 2025, the DOL issued DOL Advisory Opinion 2025-04A allowing an investment manager to include a fixed allocation portfolio investment option as the qualified default investment option in participant-directed defined contribution plans. In an accompanying press release, the DOL stated that the DOL is “continuing to take swift steps to implement [the President’s] Executive Order” and that the DOL “intends to issue a notice of proposed rulemaking that clarifies the duties that a fiduciary owes to plan participants under ERISA when deciding to make available an asset allocation fund that includes investments in alternative assets, including potential safe harbors.” The EO also directs the SEC to facilitate access to alternative assets for participant-directed defined contribution plans by revising applicable SEC regulations and guidance, specifically referencing regulations and guidance related to accredited investor and qualified purchaser status.
Scrutiny of Governance, Environmental and Social Initiatives by State Attorneys General and Financial Officers. Recent actions by state attorneys general in Texas and Florida, as well as other Democratic and Republican attorneys general and state financial officers, highlight continuing scrutiny of governance, environment and social framework-aligned investment strategies and climate disclosure groups.
U.S. District Court for the Western District of Texas Enjoins Texas Senate Bill 2337. On August 29, 2025, the U.S. District Court for the Western District of Texas enjoined the September 1, 2025 effective date for Texas Senate Bill 2337 (SB 2337), which was signed by Texas’ governor on June 20, 2025, with respect to two large proxy advisory firms. Texas SB 2337 was enacted to regulate proxy advisory firms that provide recommendations involving governance, environmental and social factors or diversity, equity and inclusion factors. The court enjoined the effectiveness of Texas SB 2337 on the basis that the law violates the First Amendment of the U.S. Constitution by compelling speech and discriminating based on viewpoint, is

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
preempted by ERISA, which governs fiduciary duties to retirement plans and is void for vagueness, making compliance unclear and legally risky. A trial has been scheduled for February 2, 2026.
Letter from 17 Democratic State and Local Financial Officers. On August 15, 2025, 17 state and local Democratic financial officers sent a letter to at least eight large asset managers criticizing a letter dated July 29, 2025 (discussed below) previously sent to them by 26 Republican state financial officers. The August 15 letter expressed the views that the July 29 letter misrepresented the true meaning of fiduciary duty and would require asset managers to take a passive approach to oversight while ignoring the nature of long-term value creation in modern capital markets, and that fiduciary duty calls for active oversight, responsible governance and the full exercise of ownership rights on behalf of workers and retirees. The August 15 letter further stated: “Fiduciary duty, as properly understood, requires—not prohibits—investor consideration of material risks and long-horizon opportunities.” The August 15 letter urged asset managers “to focus on empowering institutional investors and uphold an approach to fiduciary duty grounded in transparency, accountability, and long-term value creation,” and invited them to reaffirm their commitment to responsible stewardship and build a constructive dialogue around this topic.
Texas v. Blackrock. On August 1, 2025, the U.S. District Court for the Eastern District of Texas largely denied motions to dismiss in a case brought by a Texas-led coalition of state attorneys general against three asset managers for allegedly conspiring to reduce coal output. In this case, Texas and 10 other state attorneys general accused three asset managers of pressuring coal companies to reduce output because of alleged commitments to two climate change initiatives: the Net Zero Asset Managers (NZAM) initiative and Climate Action 100+ (CA100). In largely denying defendants’ motions to dismiss, the court concluded that the states had stated a claim under Section 7 of the Clayton Antitrust Act of 1914 and Section 1 of the Sherman Act and certain state laws. The court’s opinion is significant because of the effect it may have on ordinary investors that hold shares in competing firms and the implications it has for members of climate initiatives. A major point of contention among the parties was whether Section 7’s “investment only” safe harbor would immunize the asset managers for the ordinary activities of institutional investors, such as voting on governance matters. The court reasoned that merely casting proxy votes on governance matters should remain free from Section 7 scrutiny, but in this case, concluded the states had plausibly alleged that the asset managers had substantially lessened competition by joining climate initiatives where investors committed their assets to climate-based goals that naturally lead to decreased coal output, made public statements consistent with those goals, and proxy-voted or otherwise engaged with the coal companies to achieve those goals. The court concluded that those types of activities do not represent “typical asset manager behavior.”
Letter from 26 Republican State Financial Officers. On July 29, 2025, a letter signed by 26 Republican state financial officers was sent to at least eight large asset managers to express their concern about the erosion of traditional fiduciary duty in American capital markets and criticize governance, environmental and social investment and engagement practices. In the letter, the asset managers were urged to: (1) stop framing speculative future risks (e.g., climate change) as justification for immediate corporate interventions; (2) avoid using passive investment vehicles (like index funds) for activist proxy voting or corporate engagement; (3) refrain from incorporating net-zero commitments, natural capital frameworks or EU sustainability directives into default investment strategies; and (4) disclose governance, environmental and social-related memberships and align proxy voting strictly with shareholder value. The letter reflected broader Republican-led efforts to push back against governance, environmental and social investing, including investigations and legislation in Republican states.
Florida AG Investigation. On July 28, 2025, the Florida Attorney General announced an investigation into two prominent climate disclosure organizations—the Climate Disclosure Project (CDP) and the Science Based Targets initiative (SBTi)—for potential violations of state antitrust and consumer protection laws. The Florida Attorney General announced that Florida is scrutinizing whether these organizations “coerc[ed] companies into disclosing proprietary data and paying for access under the guise of environmental transparency.”
These developments continue a broader trend of intensified legal and political scrutiny of governance, environmental and social frameworks, investing and engagement.
SEC Permits In-Kind Creations and Redemptions for Crypto ETPs. On July 29, 2025, the SEC approved exemptive orders to permit in-kind creations and redemptions by authorized participants for crypto-asset ETP shares. The orders reflected a departure from other recent SEC approved spot bitcoin and ether ETPs, which were limited to creations and redemptions on an in-cash basis. Under these July 29 orders, bitcoin and ether ETPs, consistent with other commodity-based ETPs approved by the SEC, are permitted to create and redeem shares on an in-kind basis. The SEC also approved other exemptive orders that advance a merit-neutral approach to crypto-based products, including exchange applications seeking to list and trade an ETP that would hold mixed spot bitcoin and spot ether, options on certain spot bitcoin ETPs, Flexible Exchange (FLEX) options on shares of certain BTC-based ETPs, and an increase of position limits up to the generic limits for options (up to 250,000 contracts) for listed options on certain bitcoin ETPs. The SEC also solicited comments in support of, or in opposition to, the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
SEC Division of Trading and Market’s approval, pursuant to delegated authority, of a national securities exchange’s proposals to list and trade two large-cap crypto-based ETPs.
SEC Extends Date for Covered Securities Loan Reporting. On July 28, 2025, the SEC published an order postponing the initial reporting date of Rule 10c-1a under the 1934 Act (Rule 10c-1a), which would, for the first time, require persons entering into covered securities loans (or their intermediary or reporting agent, where applicable) to report specific terms of the loan to FINRA’s Securities Lending and Transparency Engine on the same day the loan is either effected or modified. FINRA had formally requested such an extension from the SEC on April 29, 2025. The initial reporting date for Rule 10c-1a, originally set for January 2, 2026, is now delayed until September 28, 2026. Additionally, the date on which FINRA would begin its public dissemination of covered securities loan information has been extended from April 2, 2026 to March 29, 2027.
SEC No-Action Letter Regarding ETFs with Foreign Holdings. On July 22, 2025, the SEC staff issued a no-action letter that provides that broker-dealers acting as authorized participants for ETFs holding foreign securities do not have to take a net capital charge under Rule 15c3-1 under the 1934 Act, subject to the following conditions being satisfied: (1) for an ETF creation transaction, the broker-dealer must receive the return of its collateral by the fourth business day after the day on which the broker-dealer initially delivered the collateral in respect of the ETF portfolio securities; (2) for an ETF redemption transaction, the broker-dealer must receive both the ETF portfolio securities and the return of its collateral by the fourth business day after the day on which the broker-dealer initially delivered the collateral in respect of the ETF shares; (3) during any ETF creation or redemption transaction and until completion of the transaction, the ETF’s U.S. bank custodian must continue to hold any collateral of the broker-dealer; and (4) the amount of the unsecured receivable does not exceed (a) 10% of the broker-dealer’s tentative net capital with respect to any single ETF creation or redemption transaction and (b) 25% of the broker-dealer’s tentative net capital in the aggregate across all ETF creation and redemption transactions. This no-action letter permits broker-dealers in these circumstances to avoid deducting these receivables from their net capital, thereby removing an impediment to broker-dealers participating as authorized participants in the market for ETFs with foreign holdings.
Guiding and Establishing National Innovation for U.S. Stablecoins Act (GENIUS Act) Enacted. On July 18, 2025, the President signed the GENIUS Act into law with the stated intentions of prioritizing consumer protection, strengthening the U.S. dollar and bolstering national security to make the U.S. a leader in digital assets and spur innovation. The GENIUS Act purports to protect consumers from bad actors in financial markets. It creates a U.S. federal regulatory system for stablecoins, which are a type of cryptocurrency designed to maintain a stable value by being tied to a reserve asset, most commonly the U.S. dollar. It endeavors to ensure the stability of stablecoins and consumer trust by requiring stablecoin issuers to: (1) maintain 100% liquid asset reserves like U.S. dollars or short-term U.S. Treasuries to back their stablecoins; (2) make monthly, public disclosures of the composition of reserves; (3) comply with strict marketing rules to protect consumers from deceptive practices, such as making misleading claims that their stablecoins are backed by the U.S. government, federally insured, or legal tender; (4) establish anti-money laundering and sanctions compliance programs with risk assessments, sanctions list verification and customer identification; and (5) establish the technical capability to seize, freeze and burn payment stablecoins when legally required to do so. It purports to improve the Treasury Department’s ability to combat illicit stablecoin activities by enhancing its sanctions evasion and money laundering enforcement capabilities. It also provides that, in the event of an insolvency of a stablecoin issuer, the claims of stablecoin holders are to be given priority over all other creditors. While the GENIUS Act seeks to drive growth in the stablecoin market, the GENIUS Act also creates a new opportunity for money market mutual funds that meet its criteria for use as liquid reserves to back stablecoins. It also has the potential to accelerate the tokenization of money market mutual funds, including those created for use as reserves to back stablecoins. Like other investment management industry participants, Federated Hermes is establishing a GENIUS Act-compliant money market mutual fund that will be eligible to be used to meet the GENIUS Act liquid reserves requirements, and is undertaking various initiatives involving offering and/or managing tokenized offerings.
SEC Stops Defense of its 2016 Liquidity Rule. On July 11, 2025, the SEC filed a joint stipulation to dismiss with prejudice its case against an investment advisor, two of its officers and two independent trustees of a mutual fund advised by the investment advisor in which the SEC had alleged that the investment advisor violated Rule 22e-4 under the 1940 Act (“SEC Liquidity Rule”), which limits mutual funds from holding more than 15% of net assets in illiquid investments. The investment advisor allegedly failed to present a plan to reduce illiquid holdings and did not make required filings. It has been reported that the case was significantly impacted by the 2024 U.S. Supreme Court decision in Loper Bright Enterprises v. Raimondo, which overturned prior case law that gave deference to agency determinations or regulations and allows courts to independently interpret agency rules, weakening the SEC’s position. The dismissal can be viewed as a setback for the SEC’s regulatory authority, especially in enforcing newer rules like the Liquidity Rule, and is an example of the broader impact of the Loper Bright decision on federal agency enforcement actions.

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
Regulatory Developments – International
Outside the U.S., Federated Hermes’ and its offerings’ primary regulators include the U.K. Financial Conduct Authority (FCA), the Central Bank of Ireland, the Luxembourg Commission de Surveillance du Secteur Financier, the Cayman Island Monetary Authority, the Monetary Authority of Singapore and the Australian Securities and Investments Commission. Federated Hermes and its offerings are subject to various non-U.S. regulatory requirements, and may be impacted by regulatory developments by or involving those primary regulators, as well as, among others, the European Commission, European Securities and Markets Authority (ESMA), Bank of England (BoE), His Majesty’s Treasury in the U.K. (HMT), Financial Stability Board (FSB) and the International Organization of Securities Commission (IOSCO).
Non-U.S. regulatory matters addressed in Federated Hermes’ 2024 Annual Report and First and Second Quarter 2025 Form 10-Qs included, among others: (1) the FCA’s consultation on consumer composite investments (CCI) and the disclosure requirements for CCIs; (2) money market fund reform in the U.K. and EU; (3) FSB and IOSCO reforms to address liquidity risk management requirements; (4) U.K. and EU changes to rules on how asset managers may pay for investment research; (5) EU and U.K. sustainability requirements for asset managers and investment offerings; (6) EU and U.K. sustainability requirements for corporations; (7) the EU Digital Operational Resilience Act; (8) ESMA common supervisory action on compliance and internal audit functions of EU Undertakings for the Collective Investment in Transferable Assets (UCITS) management companies and alternative investment fund (AIFs) managers (AIFMs) across the EU; (9) EU and U.K. regulation of governance, environmental and social ratings and sustainability requirements; (10) the transition to the T+1 settlement in the EU and the U.K.; (11) the U.K.’s digital securities sandbox; and (12) the U.K.’s digital gilt instrument.
Key regulatory developments outside the U.S. since June 30, 2025 that can significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following. Unless otherwise noted, Federated Hermes is evaluating the impact of the matters described on its business and offerings.
U.K. Overseas Funds Regime (OFR). The OFR sets the framework for marketing overseas investment funds to U.K. retail investors, as well as the marketing of overseas money market funds in the U.K. (whether to retail or non-retail investors). Following finalization of FCA rules pertaining to the OFR, on September 30, 2024, the FCA opened its ‘OFR gateway’ to EU UCITS to allow them to apply for OFR recognition. Starting July 1, 2025, Federated Hermes was eligible to apply for recognition under OFR. Following recognition in September 2025, the Federated Hermes’ Irish UCITS Funds that are eligible to be recognized under the OFR have now successfully transitioned to the U.K. OFR.
U.K. Consumer Duty Requirements. The Consumer Duty refers to particular rules previously made by the FCA setting standards of consumer protection across regulated financial services. On September 29, 2025, the FCA announced its intention to consider streamlining the application of the Consumer Duty to firms primarily engaged in wholesale activity. The FCA plans to, among other things, provide further guidance on how the Consumer Duty should apply to firms within a distribution chain, assess whether additional exemptions are needed (e.g., for business-to-business activities), and consider removing businesses with non-U.K. customers from the scope of the Consumer Duty. Detailed proposals and consultations are scheduled to be published from the fourth quarter of 2025 through the end of 2026.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
T+1 Settlement. In relation to the EU, on June 18, 2025, the European Parliament and the Council of the EU reached political agreement on the necessary amendments to the Central Securities Depositaries Regulations to shorten the settlement cycle from T+2 to T+1. On September 17, 2025, the Council of the EU published the draft amendment legislation. The next step is for the Council to formally adopt the legislation which will subsequently be published in the Official Journal of the EU and apply effective October 11, 2027.
EU High-Risk Third Jurisdictions under EU AML framework. The updated list of high-risk jurisdictions for the purposes of the EU anti-money laundering and counter-terrorist financing framework became effective on August 5, 2025. EU entities covered by the AML framework are required to apply enhanced due diligence in transactions involving these jurisdictions.
U.K. Senior Managers and Certification Regime (SMCR). On July 15, 2025, the FCA published a consultation paper on measures to improve the efficiency and effectiveness of the SMCR. The SMCR refers to the rules previously made by the FCA setting standards of conduct and accountability for individuals who hold certain specified control functions at U.K. authorized firms. The consultation is Phase 1 of wider reforms to the SMCR intended to streamline processes and reduce the compliance burden on firms. The consultation focuses primarily on procedural requirements. Key proposals include, among others, streamlining the FCA approval process for the relevant control functions and providing further guidance on various aspects of the SMCR, including application of the FCA’s conduct rules. The consultation period ended on October 7, 2025. The FCA expects to finalize the Phase 1 rules in mid-2026.
U.K. Sustainability Requirements for Corporations. While the consultation on the proposed U.K. Sustainability Reporting Standards (U.K. SRS) is ongoing, on July 15, 2025, the U.K. government stated in a response to its 2024 consultation on the U.K. green taxonomy framework that it will no longer move forward with the U.K. green taxonomy. As such, the U.K. SRS (if introduced) will not be accompanied by a U.K. specific taxonomy.
U.K. Digital Gilt Instrument (DIGIT). On July 15, 2025, HMT published an update on the design of the DIGIT pilot to cover additional features including on-chain settlement, over-the-counter settlement and interoperability between traditional and Distributed Ledger Technology markets. On the same day, HMT published a policy paper setting out the digital strategy for the U.K.’s wholesale financial markets, which covers three broad areas: (1) market optimization, (2) market transformation and (3) market leadership.
EU UCITS – Eligible Assets. The EU is considering changes to the requirements on the permissible investments for EU funds that are classified as UCITS. On June 26, 2025, ESMA published a final report containing ESMA’s technical advice following its review of the Eligible Assets Directive. Key proposals include: (1) applying a look-through approach to determine the eligibility of assets that UCITS may invest in with the aim to address divergent interpretations and market practices among EU member states; (2) requiring consideration of liquidity criteria when determining whether a security is an eligible transferable security; and (3) relaxing some aspects of the rule permitting up to 10% of assets to be invested in assets that do not meet the standard eligibility requirements in order to allow investment in derivatives and EU open-ended AIFs. The European Commission is considering ESMA’s technical advice and will decide whether to move forward with legislation.
EU Changes to EU Market Infrastructure Regulation (EMIR). In relation to the regulation of over-the-counter derivatives markets, a legislative package amending the EU Market Infrastructure Regulation (known as EMIR 3) was published in December 2024, which comprises an amending Regulation ((EU) 2024/2987) and an amending Directive ((EU) 2024/2994). EMIR 3 introduces various changes including, among others, a requirement for EU entities that are subject to a clearing obligation and exceed the clearing threshold with respect to any product designated as being systemically important to maintain an active clearing account with at least one EU central counterparty. The amending Directive is required to be implemented by EU member states by June 26, 2026. While the amending Regulation (subject to certain exceptions) has technically applied since December 24, 2024 with certain requirements required to be complied with by June or July 2025 (depending on the requirement), various regulatory technical standards and implementing technical standards (together, Level 2 Materials) as well as regulatory guidelines (Level 3 Materials) have not yet been finalized. On March 6, 2025, ESMA, which is tasked with preparing the Level 2 and 3 Materials, stated that many of those materials, initially planned to be published by December 4, 2025, are to be delayed by six or 12 months.
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
Federated Hermes is unable to fully assess at this time whether, or the degree to which, any continuing efforts or potential options being evaluated in connection with modified or new regulatory developments and regulatory requirements ultimately will be successful. The degree of impact of regulatory developments and regulatory requirements on Federated Hermes' Financial Condition can vary, including in a material way, and is uncertain. In addition, a FTT, particularly if enacted with broad application in the U.K., EU or the U.S., would be detrimental to Federated Hermes’ business and offerings.
As of September 30, 2025, given the regulatory environment and the possibility of future additional regulatory developments, requirements and oversight, Federated Hermes is unable to fully assess the impact of regulatory developments and requirements, and Federated Hermes' efforts related thereto, on its Financial Condition. Regulatory developments and requirements in the current regulatory environment, and Federated Hermes' efforts in responding to them, can have further material and adverse effects on Federated Hermes' Financial Condition.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Asset Highlights
Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2025	2024
By Asset Class
Equity	$94,656	$83,609	13%
Fixed-Income	101,813	100,171	2
Alternative / Private Markets	19,024	20,683	(8)
Multi-Asset	2,940	2,958	(1)
Total Long-Term Assets	218,433	207,421	5
Money Market	652,767	593,030	10
Total Managed Assets	$871,200	$800,451	9%

By Offering Type
Funds:
Equity	$54,110	$45,391	19%
Fixed-Income	46,478	46,027	1
Alternative / Private Markets	11,814	12,558	(6)
Multi-Asset	2,813	2,823	0
Total Long-Term Assets	115,215	106,799	8
Money Market	492,701	440,397	12
Total Fund Assets	607,916	547,196	11
Separate Accounts:
Equity	40,546	38,218	6
Fixed-Income	55,335	54,144	2
Alternative / Private Markets	7,210	8,125	(11)
Multi-Asset	127	135	(6)
Total Long-Term Assets	103,218	100,622	3
Money Market	160,066	152,633	5
Total Separate Account Assets	263,284	253,255	4
Total Managed Assets	$871,200	$800,451	9%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(in millions)	2025	2024		2025	2024
By Asset Class
Equity	$92,436	$80,220	15%	$86,035	$79,108	9%
Fixed-Income	99,206	97,563	2	98,977	96,280	3
Alternative / Private Markets	19,862	20,455	(3)	19,642	20,415	(4)
Multi-Asset	2,895	2,910	(1)	2,858	2,891	(1)
Total Long-Term Assets	214,399	201,148	7	207,512	198,694	4
Money Market	645,092	592,304	9	639,154	584,482	9
Total Average Managed Assets	$859,491	$793,452	8%	$846,666	$783,176	8%

By Offering Type
Funds:
Equity	$51,828	$43,632	19%	$47,684	$42,754	12%
Fixed-Income	45,743	44,977	2	45,477	44,248	3
Alternative / Private Markets	12,347	12,451	(1)	12,109	12,386	(2)
Multi-Asset	2,770	2,775	0	2,733	2,751	(1)
Total Long-Term Assets	112,688	103,835	9	108,003	102,139	6
Money Market	482,237	436,418	10	469,549	423,773	11
Total Average Fund Assets	594,925	540,253	10	577,552	525,912	10
Separate Accounts:
Equity	40,608	36,588	11	38,351	36,354	5
Fixed-Income	53,463	52,586	2	53,500	52,032	3
Alternative / Private Markets	7,515	8,004	(6)	7,533	8,029	(6)
Multi-Asset	125	135	(7)	125	140	(11)
Total Long-Term Assets	101,711	97,313	5	99,509	96,555	3
Money Market	162,855	155,886	4	169,605	160,709	6
Total Average Separate Account Assets	264,566	253,199	4	269,114	257,264	5
Total Average Managed Assets	$859,491	$793,452	8%	$846,666	$783,176	8%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Equity Funds
Beginning Assets	$49,359	$42,404	$43,752	$42,513
Sales	4,797	2,261	14,276	7,093
Redemptions	(3,386)	(2,874)	(11,224)	(10,537)
Net Sales (Redemptions)	1,411	(613)	3,052	(3,444)
Net Exchanges	154	(4)	47	10
Impact of Foreign Exchange[1]	(82)	397	823	151
Market Gains and (Losses)[2]	3,268	3,207	6,436	6,161
Ending Assets	$54,110	$45,391	$54,110	$45,391

Equity Separate Accounts
Beginning Assets	$39,635	$35,447	$35,671	$36,778
Sales[3]	2,048	1,346	7,942	4,240
Redemptions[3]	(3,589)	(2,172)	(7,924)	(8,931)
Net Sales (Redemptions)[3]	(1,541)	(826)	18	(4,691)
Net Exchanges	0	0	(7)	0
Impact of Foreign Exchange[1]	(3)	328	869	19
Market Gains and (Losses)[2]	2,455	3,269	3,995	6,112
Ending Assets	$40,546	$38,218	$40,546	$38,218

Total Equity
Beginning Assets	$88,994	$77,851	$79,423	$79,291
Sales[3]	6,845	3,607	22,218	11,333
Redemptions[3]	(6,975)	(5,046)	(19,148)	(19,468)
Net Sales (Redemptions)[3]	(130)	(1,439)	3,070	(8,135)
Net Exchanges	154	(4)	40	10
Impact of Foreign Exchange[1]	(85)	725	1,692	170
Market Gains and (Losses)[2]	5,723	6,476	10,431	12,273
Ending Assets	$94,656	$83,609	$94,656	$83,609
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
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Fixed-Income Funds
Beginning Assets	$45,415	$43,842	$45,550	$43,908
Sales	3,556	3,876	10,272	11,251
Redemptions	(3,090)	(3,571)	(11,618)	(11,012)
Net Sales (Redemptions)	466	305	(1,346)	239
Net Exchanges	(134)	2	(24)	(181)
Impact of Foreign Exchange[1]	(18)	75	153	28
Market Gains and (Losses)[2]	749	1,803	2,145	2,033
Ending Assets	$46,478	$46,027	$46,478	$46,027

Fixed-Income Separate Accounts
Beginning Assets	$53,272	$51,452	$52,509	$51,012
Sales[3]	3,989	3,469	8,484	7,939
Redemptions[3]	(2,797)	(2,371)	(8,209)	(7,024)
Net Sales (Redemptions)[3]	1,192	1,098	275	915
Net Exchanges	0	(14)	(4)	(17)
Impact of Foreign Exchange[1]	(4)	23	118	(9)
Market Gains and (Losses)[2]	875	1,585	2,437	2,243
Ending Assets	$55,335	$54,144	$55,335	$54,144

Total Fixed-Income
Beginning Assets	$98,687	$95,294	$98,059	$94,920
Sales[3]	7,545	7,345	18,756	19,190
Redemptions[3]	(5,887)	(5,942)	(19,827)	(18,036)
Net Sales (Redemptions)[3]	1,658	1,403	(1,071)	1,154
Net Exchanges	(134)	(12)	(28)	(198)
Impact of Foreign Exchange[1]	(22)	98	271	19
Market Gains and (Losses)[2]	1,624	3,388	4,582	4,276
Ending Assets	$101,813	$100,171	$101,813	$100,171
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
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Alternative / Private Markets Funds
Beginning Assets	$12,905	$12,258	$11,501	$12,379
Sales	620	476	2,350	1,667
Redemptions	(1,786)	(699)	(3,127)	(2,366)
Net Sales (Redemptions)	(1,166)	(223)	(777)	(699)
Net Exchanges	0	12	0	188
Acquisitions/(Dispositions)	0	0	109	0
Impact of Foreign Exchange[1]	(194)	588	728	456
Market Gains and (Losses)[2]	269	(77)	253	234
Ending Assets	$11,814	$12,558	$11,814	$12,558

Alternative / Private Markets Separate Accounts
Beginning Assets	$7,833	$7,803	$7,363	$8,172
Sales[3]	50	82	187	299
Redemptions[3]	(505)	(182)	(739)	(432)
Net Sales (Redemptions)[3]	(455)	(100)	(552)	(133)
Impact of Foreign Exchange[1]	(147)	429	554	356
Market Gains and (Losses)[2]	(21)	(7)	(155)	(270)
Ending Assets	$7,210	$8,125	$7,210	$8,125

Total Alternative / Private Markets
Beginning Assets	$20,738	$20,061	$18,864	$20,551
Sales[3]	670	558	2,537	1,966
Redemptions[3]	(2,291)	(881)	(3,866)	(2,798)
Net Sales (Redemptions)[3]	(1,621)	(323)	(1,329)	(832)
Net Exchanges	0	12	0	188
Acquisitions/(Dispositions)	0	0	109	0
Impact of Foreign Exchange[1]	(341)	1,017	1,282	812
Market Gains and (Losses)[2]	248	(84)	98	(36)
Ending Assets	$19,024	$20,683	$19,024	$20,683
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
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Multi-Asset Funds
Beginning Assets	$2,730	$2,743	$2,764	$2,730
Sales	45	33	152	119
Redemptions	(87)	(90)	(309)	(306)
Net Sales (Redemptions)	(42)	(57)	(157)	(187)
Net Exchanges	(3)	4	(3)	5
Market Gains and (Losses)[1]	128	133	209	275
Ending Assets	$2,813	$2,823	$2,813	$2,823

Multi-Asset Separate Accounts
Beginning Assets	$126	$133	$119	$137
Sales[2]	0	5	0	5
Redemptions[2]	(5)	(4)	(25)	(13)
Net Sales (Redemptions)[2]	(5)	1	(25)	(8)
Market Gains and (Losses)[1]	6	1	33	6
Ending Assets	$127	$135	$127	$135

Total Multi-Asset
Beginning Assets	$2,856	$2,876	$2,883	$2,867
Sales[2]	45	38	152	124
Redemptions[2]	(92)	(94)	(334)	(319)
Net Sales (Redemptions)[2]	(47)	(56)	(182)	(195)
Net Exchanges	(3)	4	(3)	5
Market Gains and (Losses)[1]	134	134	242	281
Ending Assets	$2,940	$2,958	$2,940	$2,958
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
Changes in Total Long-Term Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Total Long-Term Fund Assets
Beginning Assets	$110,409	$101,247	$103,567	$101,530
Sales	9,018	6,646	27,050	20,130
Redemptions	(8,349)	(7,234)	(26,278)	(24,221)
Net Sales (Redemptions)	669	(588)	772	(4,091)
Net Exchanges	17	14	20	22
Acquisitions/(Dispositions)	0	0	109	0
Impact of Foreign Exchange[1]	(294)	1,060	1,704	635
Market Gains and (Losses)[2]	4,414	5,066	9,043	8,703
Ending Assets	$115,215	$106,799	$115,215	$106,799

Total Long-Term Separate Accounts Assets
Beginning Assets	$100,866	$94,835	$95,662	$96,099
Sales[3]	6,087	4,902	16,613	12,483
Redemptions[3]	(6,896)	(4,729)	(16,897)	(16,400)
Net Sales (Redemptions)[3]	(809)	173	(284)	(3,917)
Net Exchanges	0	(14)	(11)	(17)
Impact of Foreign Exchange[1]	(154)	780	1,541	366
Market Gains and (Losses)[2]	3,315	4,848	6,310	8,091
Ending Assets	$103,218	$100,622	$103,218	$100,622

Total Long-Term Assets
Beginning Assets	$211,275	$196,082	$199,229	$197,629
Sales[3]	15,105	11,548	43,663	32,613
Redemptions[3]	(15,245)	(11,963)	(43,175)	(40,621)
Net Sales (Redemptions)[3]	(140)	(415)	488	(8,008)
Net Exchanges	17	0	9	5
Acquisitions/(Dispositions)	0	0	109	0
Impact of Foreign Exchange[1]	(448)	1,840	3,245	1,001
Market Gains and (Losses)[2]	7,729	9,914	15,353	16,794
Ending Assets	$218,433	$207,421	$218,433	$207,421
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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Nine Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
By Asset Class
Money Market	76%	75%	53%	51%
Equity	10%	10%	28%	29%
Fixed-Income	12%	12%	11%	12%
Alternative / Private Markets	2%	3%	5%	6%
Multi-Asset	0%	0%	1%	1%
Other	—	—	2%	1%
By Offering Type
Funds:
Money Market	56%	54%	50%	48%
Equity	5%	5%	22%	22%
Fixed-Income	6%	6%	8%	9%
Alternative / Private Markets	1%	2%	3%	4%
Multi-Asset	0%	0%	1%	1%
Separate Accounts:
Money Market	20%	21%	3%	3%
Equity	5%	5%	6%	7%
Fixed-Income	6%	6%	3%	3%
Alternative / Private Markets	1%	1%	2%	2%
Other	—	—	2%	1%
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
Total average managed assets increased 8% for both the three and nine months ended September 30, 2025, as compared to the same periods in 2024. As of September 30, 2025, total managed assets increased 9% from September 30, 2024. Average money market assets increased 9% for both the three and nine months ended September 30, 2025, as compared to the same periods in 2024. Period-end money market assets increased 10% at September 30, 2025, as compared to September 30, 2024. Money market funds across the industry increased as the Federal Reserve lowered the federal funds rate by 0.25% to a range of 4.0% to 4.25% at its September 17, 2025 policy meeting. Money market funds have generally offered a yield advantage in a falling-rate environment, when compared to some securities in the direct market, especially overnight securities and those with floating rates, which trace the Federal Reserve moves immediately. Average equity assets increased 15% and 9% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. Period-end equity assets increased 13% at September 30, 2025, as compared to September 30, 2024, primarily due to market appreciation. The S&P 500 continued to rally during the third quarter of 2025, with the index providing a total return of 8.12% and 14.83% for the three and nine months ended September 30, 2025, respectively. Average fixed-income assets increased 2% and 3% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. Period-end fixed-income assets increased 2% at September 30, 2025, as compared to September 30, 2024, primarily due to market appreciation, partially offset by net redemptions. After ending the second quarter at 4.24%, yields on the 10 Year Treasury Note traded lower in the third

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
quarter, settling at 4.16%. Average alternative/private markets assets decreased 3% and 4% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. Period-end alternative/private markets assets decreased 8% at September 30, 2025, as compared to September 30, 2024, primarily due to net redemptions.
Results of Operations
Revenue. Revenue increased $61.0 million for the three-month period ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in revenue of $31.3 million and $15.4 million from higher average money market and equity assets, respectively.
Revenue increased $110.4 million for the nine-month period ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in revenue of $71.1 million and $19.7 million from higher average money market and equity assets, respectively, and a $7.3 million increase in performance fees.
For the nine-month periods ended September 30, 2025 and 2024, Federated Hermes’ ratio of revenue to average managed assets was 0.21% and 0.20%, respectively. The increase in the rate was primarily due to a change in the mix of asset classes of money market assets in 2025 compared to 2024.
Operating Expenses. Total Operating Expenses for the three-month period ended September 30, 2025 increased $43.3 million, as compared to the same period in 2024. Distribution expense increased $17.7 million primarily due to higher average money market fund assets. Other expense increased $13.7 million primarily due to the impacts of gains/losses on currency forwards resulting from fluctuations in foreign currency exchange rates. Compensation and Related expense increased $8.5 million primarily due to higher incentive compensation.
Total Operating Expenses for the nine-month period ended September 30, 2025 decreased $16.8 million, as compared to the same period in 2024. Intangible Asset Related expense decreased $65.9 million primarily due to the June 30, 2024 impairment of an indefinite-lived intangible asset related to the FHL right to manage public fund assets. Other expense decreased $13.6 million primarily due to a value added tax (VAT) refund received in 2025 related to amended VAT filings in the U.K. These decreases were partially offset by an increase of $29.4 million in Compensation and Related expense primarily due to higher incentive compensation, an increase in Distribution expense of $27.8 million primarily due to higher average money market fund assets, and an increase in Systems and Communications expense of $5.1 million primarily due to increased computer software and market data usage and fee increases.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net was flat for the three-month period ended September 30, 2025, as compared to the same period in 2024.
Nonoperating Income (Expenses), net increased $10.6 million for the nine-month period ended September 30, 2025, as compared to the same period in 2024. The increase is primarily due to a $11.0 million increase in Gain (Loss) on Securities, net due to an increase in the market value of investments.
Income Taxes. The income tax provision was $34.2 million for the three-month period ended September 30, 2025, as compared to $32.3 million for the same period in 2024. The increase in the income tax provision was primarily due to increased U.S. pre-tax income in 2025. The effective tax rate was 24.4% for the three-month period ended September 30, 2025, as compared to 26.3% for the same period in 2024. The decrease in the effective tax rate was primarily due to research and development credits submitted in 2025.
The income tax provision was $100.5 million for the nine-month period ended September 30, 2025, as compared to $84.7 million for the same period in 2024. The increase in the income tax provision was primarily due to an increase in U.S. income tax due to increased U.S. pretax income in 2025 ($8.5 million) and a net tax benefit associated with the 2024 impairment on a foreign indefinite-lived intangible asset ($7.8 million). The effective tax rate was 24.7% for the nine-month period ended September 30, 2025, as compared to 31.5% for the same period in 2024. The decrease in the effective tax rate was primarily due to the impact in 2024 of the valuation allowance on foreign deferred tax assets and the impairment of a foreign indefinite-lived intangible asset.
Pillar Two legislation has been enacted in certain jurisdictions in which Federated Hermes operates. The legislation was effective for the year beginning January 1, 2024. Federated Hermes is in scope of the enacted legislation and has performed an assessment of its potential exposure to Pillar Two income taxes based on the most recent tax filings, country-by-country report and financial statements for the constituent entities of Federated Hermes. Based on the assessment, for fiscal year 2024 Federated Hermes expects to be able to rely on the transitional safe harbor for each of the jurisdictions in which it operates. As

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
a result, Federated Hermes does not expect a material exposure to Pillar Two income taxes in those jurisdictions. This assessment will continue to be monitored and updated as additional guidance and/or legislation is released.
On July 4, 2025, the President signed a spending and tax bill into law (the 2025 Spending and Tax Bill). The final version of the bill includes several provisions impacting how U.S. multinational businesses calculate foreign income, deductions and credits. It permanently extends many of the tax provisions initially introduced by the Tax Cuts and Jobs Act and introduces significant U.S. federal tax changes relevant to multinational businesses. Federated Hermes has performed an assessment of the potential impact of the 2025 Spending and Tax Bill. Based on the assessment, for fiscal year 2025 Federated Hermes does not expect a material impact to its income tax expense.
Net Income Attributable to Federated Hermes, Inc. Net income increased $16.6 million for the three-month period ended September 30, 2025, as compared to the same period in 2024, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended September 30, 2025 increased $0.28, as compared to the same period in 2024, primarily due to increased net income ($0.21) and a decrease in shares outstanding resulting from share repurchases ($0.07).
Net income increased $112.7 million for the nine-month period ended September 30, 2025, as compared to the same period in 2024, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the nine-month period ended September 30, 2025 increased $1.55, as compared to the same period in 2024, primarily due to increased net income ($1.36) and a decrease in shares outstanding resulting from share repurchases ($0.19).
Liquidity and Capital Resources
Liquid Assets. At September 30, 2025, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $717.9 million, as compared to $694.1 million at December 31, 2024. The change in liquid assets is discussed below.
At September 30, 2025, Federated Hermes’ liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries, China and certain other countries subject to economic sanctions. Federated Hermes’ experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $487 million in AUM) that meet the requirements of Rule 2a-7 under the 1940 Act (Rule 2a-7) or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes’ credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $136.1 million for the nine months ended September 30, 2025, as compared to $219.9 million for the same period in 2024. The decrease in cash provided was primarily due to (1) an increase of $122.3 million in cash paid for the net purchases of trading securities for the nine months ended September 30, 2025 as compared to the same period in 2024, (2) an increase in cash paid related to the $27.8 million increase in Distribution expense previously discussed, (3) an increase of $13.7 million in cash paid for incentive compensation for the nine months ended September 30, 2025 as compared to the same period in 2024 and (4) an increase of $6.6 million in cash paid for planned technology-driven initiatives for the nine months ended September 30, 2025 as compared to the same period in 2024. These decreases were partially offset by an increase in cash received related to the $110.4 million increase in revenue previously discussed.
Cash Used by Investing Activities. During the nine-month period ended September 30, 2025, net cash used by investing activities was $12.1 million due primarily to (1) cash paid for the Rivington acquisition, net of cash acquired ($12.8 million), (2) cash deposits made on a fixed asset to be acquired in 2026 ($6.0 million) and (3) the purchase of Investments—Affiliates and Other ($5.6 million). These were partially offset by cash received from redemptions of Investments—Affiliates and Other ($15.5 million).
Cash Used by Financing Activities. During the nine-month period ended September 30, 2025, net cash used by financing activities was $139.4 million due primarily to (1) $185.7 million of treasury stock purchases, (2) $78.5 million or $0.99 per share of dividends paid to holders of Federated Hermes common shares and (3) $33.3 million of distributions to noncontrolling interests in subsidiaries. This activity was partially offset by $158.1 million of contributions from noncontrolling interests in subsidiaries.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Long-Term Debt. On March 17, 2022, pursuant to the Note Purchase Agreement, Federated Hermes issued unsecured senior Notes in the aggregate amount of $350 million at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. The entire principal amount of the $350 million Notes will become due March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of September 30, 2025, the outstanding balance of the $350 million Notes, net of unamortized issuance costs in the amount of $1.7 million, was $348.3 million and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were, or will be, used to supplement cash flow from operations, to fund share repurchases and potential acquisitions, to pay down debt outstanding under the Credit Agreement and for other general corporate purposes. See Note (12) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
As of September 30, 2025, Federated Hermes’ Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. Borrowings under the Credit Agreement may be used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of September 30, 2025, Federated Hermes had $350 million available to borrow under the Credit Agreement and an additional $200 million available via its optional accordion feature. See Note (12) to the Consolidated Financial Statements for additional information on the Credit Agreement.
Both the Note Purchase Agreement and Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the nine months ended September 30, 2025. An interest coverage ratio of at least 4 to 1 is required and, as of September 30, 2025, Federated Hermes’ interest coverage ratio was 47 to 1. A leverage ratio of no more than 3 to 1 is required and, as of September 30, 2025, Federated Hermes’ leverage ratio was 0.61 to 1.
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
Future Cash Needs. Management expects that principal uses of cash will include funding business acquisitions (including the FCP acquisition disclosed in Note (21)) and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, paying debt obligations, paying taxes, repurchasing company stock, developing and seeding new offerings, modifying existing offerings and relationships, and maintaining regulatory liquidity and capital requirements. In addition, Federated Hermes expects to invest approximately $253 million (including the allocation of approximately $188 million in existing technology-related overhead, primarily the compensation expense of existing employees, and an external spend of approximately $65 million) over the next three years to support a number of planned technology-driven initiatives. Any number of factors may cause Federated Hermes’ future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees can continue to increase.
On October 30, 2025, the board of directors declared a $0.34 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of November 7, 2025 to be paid on November 14, 2025.
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
Investments—Consolidated Investment Companies at September 30, 2025 decreased $10.2 million from December 31, 2024 primarily due to the deconsolidation of two VIEs in the first nine months of 2025 ($38.2 million), partially offset by (1) the consolidation of a VIE and a VRE ($14.5 million) and (2) net purchases on existing consolidated offerings ($8.4 million) during the same time period.
Investments—Affiliates and Other at September 30, 2025 increased $14.7 million from December 31, 2024 primarily due to the deconsolidation of two VIEs which reclassified Federated Hermes’ investments to Investments—Affiliates and Other.
Prepaid Expenses at September 30, 2025 increased $11.7 million from December 31, 2024 primarily due to an increase in prepaid taxes as a result of federal tax law changes under the 2025 Spending and Tax Bill which resulted in the immediate expensing of previously capitalized research and development costs.
Other Long-Term Assets at September 30, 2025 increased $14.5 million from December 31, 2024 primarily due to the reclassification of the insurance reimbursement receivable (see Note (18) to the Consolidated Financial Statements for additional information) from a short-term to a long-term receivable due to delays in the litigation.
Accrued Compensation and Benefits at September 30, 2025 decreased $20.7 million from December 31, 2024 primarily due to the 2024 accrued annual incentive compensation being paid in the first quarter of 2025 ($133.0 million), partially offset by 2025 incentive compensation accruals recorded at September 30, 2025 ($114.1 million).
Long-Term Deferred Tax Liability, net at September 30, 2025 increased $21.7 million from December 31, 2024 primarily as a result of federal tax law changes under the 2025 Spending and Tax Bill which resulted in the immediate expensing of previously capitalized research and development costs.
Redeemable Noncontrolling Interests in Subsidiaries at September 30, 2025 increased $8.0 million from December 31, 2024 primarily due to noncontrolling interests recorded in connection with the Rivington acquisition ($27.4 million), partially offset by deconsolidations during the nine months ended September 30, 2025 ($23.9 million).
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
During the quarter ended September 30, 2025, management did not identify any indicators for potential impairment of the indefinite-lived intangible assets.
Market volatility and other events related to geopolitical or other unexpected events in the future can further reduce the AUM, revenues and earnings associated with Federated Hermes’ indefinite-lived intangible assets and can result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which can result in an impairment.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
For additional information on risks related to geopolitical or other unexpected events, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024.
Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2025, there were no material changes to Federated Hermes’ exposures to market risk that would require an update to the disclosures provided in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024.
Part I, Item 4. Controls and Procedures
(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes’ President and CEO and Chief Financial Officer, of the effectiveness of Federated Hermes’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. Federated Hermes completed the Rivington acquisition during the three months ended June 30, 2025. As such, the scope of Federated Hermes’ assessment of the effectiveness of its disclosure controls and procedures did not include the internal controls over financial reporting at Rivington. Rivington represented less than 1% of both Federated Hermes’ total and net assets as of September 30, 2025 and less than 1% of both Federated Hermes’ total revenue and net income, respectively, for the three months ended September 30, 2025. This exclusion is consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of Federated Hermes’ assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. Based upon that evaluation, the President and CEO and the Chief Financial Officer concluded that Federated Hermes’ disclosure controls and procedures were effective at September 30, 2025.
(b)There has been no change in Federated Hermes’ internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, Federated Hermes’ internal control over financial reporting.
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
(b) not applicable.
(c) The following table summarizes stock repurchases under Federated Hermes’ share repurchase programs during the third quarter 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July[2]	19,808	$0.90	0	6,144,315
August[2]	1,000	3.00	0	6,144,315
September	0	0.00	0	6,144,315
Total	20,808	$1.00	0	6,144,315
1    In October 2024, the board of directors authorized a share repurchase program with no stated expiration date that authorizes the repurchase of up to 5.0 million shares of Class B common stock. In July 2025, the board of directors authorized an additional share repurchase program with no stated expiration date that authorizes the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of September 30, 2025. See Note (14) to the Consolidated Financial Statements for additional information.
2    In July and August 2025, 19,808 and 1,000 shares, respectively, of Class B common stock with weighted-average prices per share of $0.90 and $3.00, respectively, were repurchased as employees forfeited restricted stock.
Part II, Item 5. Other Information
INSIDER TRADING ARRANGEMENTS
While certain officers have elected in advance to satisfy tax obligations arising from the vesting of awards of periodic and bonus restricted Federated Hermes Class B Common Stock through the sale of sufficient shares of such stock necessary to satisfy such tax obligations in the open-market, no director or officer adopted, modified or terminated a Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading arrangement during the fiscal quarter ended September 30, 2025.
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

Federated Hermes, Inc.
(Registrant)

Date	October 31, 2025	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	October 31, 2025	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer