Form 10-K
period 2025-12-31
FEDERATED HERMES, INC.
filed 2026-02-27
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒
The aggregate market value of the Class B common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $3.3 billion, based on the New York Stock Exchange closing price. For purposes of this calculation, the registrant has deemed all of its executive officers and directors to be affiliates, but has made no determination as to whether any other persons are affiliates within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Class A and Class B common stock outstanding on February 20, 2026, was 9,000 and 75,965,666, respectively.

Documents incorporated by reference:
Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2026 Information Statement.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-K constitute forward-looking statements, which involve known and unknown risks, uncertainties and other factors that can cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “forecast,” “project,” “predict,” “trend,” “approximate,” “potential,” “opportunity,” “believe,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “projection,” “plan,” “assume,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “can,” “may,” and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management’s assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: asset flows, levels, values and mix, and their impact; the possibility and potential impact of impairments; business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; fee rates and recognition; sources, levels and recognition of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates, or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements, or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances, and the degree to which Fee Waivers can be implemented; the integration of governance, environmental and social factors; the impact of market volatility, liquidity and other market conditions; whether performance fees or carried interest will be earned or clawed-back; whether and when capital contributions can be made; the possible availability of insurance and probability of insurance reimbursements or recoveries in connection with indemnification obligations or other claims; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the impact of acquisitions on Federated Hermes’ growth; business and market expansion opportunities, including expansion into different markets in the United States (U.S.) and the possibility of acceleration of global growth; fair value assessments and determinations; allocation of acquisition purchase price payments and other consideration; the timing and amount of acquisition-related payment obligations; the timing of closing of proposed acquisitions; the timing of promotions, position and board of director changes; payment obligations pursuant to employment or incentive and business arrangements; vesting rights and requirements; interest and principal payments or expenses; taxes, tax rates, tax elections, and the impact of tax law changes; tax treatment of dividends from non-U.S. subsidiaries; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity, including the amount and timing of expected future capital expenditures; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes’ products, strategies, and other services (as applicable, offerings) and market performance, and Federated Hermes’ performance indicators; investor preferences; offering demand, distribution and development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; the outcome and impact of legal proceedings; regulatory matters and potential deregulation, including the pace, level, focus, scope, timing, impact, effects and other consequences of regulatory matters; dedication of resources; accounting-related assessments, judgments and determinations; compliance, and related legal, compliance and other professional services expenses; changes in foreign exchange rates; interest rate, concentration, market, currency, price and other risks; impact or potential impact of risks on Federated Hermes’ financial condition; and various other items set forth under Item 1A – Risk Factors. Any forward-looking statement is inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond Federated Hermes’ control. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes’ business and results, including by changing Federated Hermes’ asset flows, levels and mix, and business mix, which can cause a decline in revenues and net income, result in impairments, and change the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue levels or other financial thresholds, and will be affected by the achievement of such levels and thresholds. The obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements or consideration of certain performance measures. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes’ success in developing, structuring and distributing its offerings, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediary customers who sell Federated Hermes’ offerings to other customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes’ risks and uncertainties also include liquidity and credit risks in Federated Hermes’ money market funds and revenue risk, which will be affected by yield levels in money market fund offerings, Fee Waivers, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such offerings. Many of these factors could be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance, or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that can impact the forward-looking statements, see Item 1A – Risk Factors.

Part I
ITEM 1 – BUSINESS
General
Federated Hermes, Inc., a Pennsylvania corporation, together with its consolidated subsidiaries (collectively, Federated Hermes) is a global leader in active investing with $902.6 billion in assets under management (AUM or managed assets) at December 31, 2025. Federated Hermes has been in the investment management business since 1955 and is one of the largest investment managers in the United States (U.S.). Federated Hermes also provides stewardship services to customers seeking a range of solutions for engagement, as well as real estate development and renewable energy project development services. In seeking to enhance long-term risk-adjusted investment performance, and create long-term financial value/wealth, for its customers and clients (collectively, including intermediaries, customers) consistent with its fiduciary duties and customer objectives, Federated Hermes has taken steps to integrate the proprietary insights from fundamental investment analysis, including governance, environmental and social factors and engagement interactions, into many of the products and strategies it manages.
Federated Hermes operates in one operating segment, the investment management business. Federated Hermes sponsors, markets and provides investment-related services and strategies (collectively, as applicable, strategies) to various investment products, including sponsored investment companies and other funds (Federated Hermes Funds) and Separate Accounts (which include separately managed accounts (SMAs), institutional accounts, sub-advised funds and other managed products) in both domestic and international markets (such products, strategies and other services being, collectively and as applicable, offerings). In addition, Federated Hermes markets and provides stewardship, real estate development and renewable energy project development services to various domestic and international customers. Federated Hermes’ principal source of revenue is investment advisory fees earned by various domestic and foreign subsidiaries pursuant to investment advisory contracts and based primarily upon the AUM of its investment offerings. Domestic advisory subsidiaries are registered as investment advisors under the Investment Advisers Act of 1940 (Advisers Act), while foreign advisory subsidiaries are registered in the U.S. and/or with foreign regulators.
Federated Hermes provides investment advisory services to 176 Federated Hermes Funds as of December 31, 2025. Federated Hermes markets these funds to institutions, banks, broker/dealers, financial intermediaries and other customers who use them to meet the needs of their customers, including, among others, retail investors, corporations and retirement plans. The Federated Hermes Funds are domiciled in the U.S., as well as Ireland, the United Kingdom (U.K.), Luxembourg, Guernsey, Jersey, Australia and the Cayman Islands. Most of Federated Hermes’ U.S.-domiciled funds are registered under the Investment Company Act of 1940 (1940 Act) and under other applicable federal laws. Each U.S.-domiciled registered fund enters into an advisory agreement that is subject to annual approval by the fund’s board of directors or trustees, a majority of whom are not interested persons, as defined under the 1940 Act, of either the funds or Federated Hermes. In general, new advisory agreements for new U.S.-domiciled registered funds and material amendments to such advisory agreements must be approved by a fund’s shareholders. These advisory agreements are generally terminable upon 60 days’ notice to the investment advisor. See Item 1A – Risk Factors – Specific Risk Factors – Potential Adverse Effects of Termination or Failure to Renew Advisory Agreements for additional information on Federated Hermes’ advisory agreements.
Of the 176 Federated Hermes Funds, Federated Hermes’ investment advisory subsidiaries managed as of December 31, 2025, 22 money market funds with $508.4 billion in AUM, 46 equity funds with $55.0 billion in AUM, 52 fixed-income funds with $46.0 billion in AUM, 51 alternative/private markets funds with $12.1 billion in AUM and five multi-asset funds with $2.9 billion in AUM.
As of December 31, 2025, Federated Hermes provided investment strategies to $278.3 billion in Separate Account assets. These Separate Accounts represent assets of government entities, high-net-worth individuals, pension and other employee benefit plans, corporations, trusts, foundations, endowments, sub-advised funds and other accounts or offerings owned or sponsored by third parties. Fees for Separate Accounts are typically based on AUM pursuant to investment advisory agreements that are generally terminable upon notice to the investment advisor (or, in certain cases, after a 30-day, 60-day or similar notice period).
Certain Federated Hermes Funds have adopted distribution plans that, subject to applicable law, provide for payment to Federated Hermes for distribution services. These distribution plans are implemented through distribution agreements between Federated Hermes and the Federated Hermes Funds. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to these agreements, a Federated Hermes subsidiary acts as underwriter for these funds and distributes shares of the funds primarily through unaffiliated broker/dealers. Each distribution plan and agreement is initially approved by the directors or trustees of the respective fund (and, as required by law, a fund’s shareholders) and is reviewed for approval by such directors or trustees annually as required under applicable law.
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
Assets Under Management
Total managed assets represents the total of AUM, which is composed of Federated Hermes Funds and Separate Accounts and represent the balance of AUM at a point in time. Total managed assets for the past two years were as follows:

	As of December 31,		2025 vs. 2024
dollars in millions	2025	2024
Equity	$97,898	$79,423	23%
Fixed-Income	100,127	98,059	2
Alternative / Private Markets	19,101	18,864	1
Multi-Asset	2,854	2,883	(1)
Total Long-Term Assets	219,980	199,229	10
Money Market	682,604	630,349	8
Total Managed Assets	$902,584	$829,578	9%
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

	Year Ended December 31,			2025 vs. 2024	2024 vs. 2023
dollars in millions	2025	2024	2023
Equity	$88,627	$79,893	$81,348	11%	(2)%
Fixed-Income	99,446	96,773	89,079	3	9
Alternative / Private Markets	19,474	20,250	21,096	(4)	(4)
Multi-Asset	2,853	2,902	2,887	(2)	1
Total Long-Term Assets	210,400	199,818	194,410	5	3
Money Market	643,025	588,653	511,568	9	15
Total Average Managed Assets	$853,425	$788,471	$705,978	8%	12%
Changes in Federated Hermes’ average asset mix year-over-year across both asset classes and offering types have a direct impact on Federated Hermes’ operating income. Asset mix impacts Federated Hermes’ total revenue due to the difference in the fee rates earned on each asset class and offering type per invested dollar. Generally, advisory fees charged for services provided to multi-asset and equity offerings are higher than advisory fees charged to alternative/private markets and fixed-income offerings, which in turn are higher than advisory fees charged to money market offerings. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Additionally, certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size or structure of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market, multi-asset, and fixed-income funds than the revenue earned from managed assets in equity and alternative/private markets funds.

Revenue
Federated Hermes’ revenue from investment advisory, administrative and other service fees over the last three years were as follows:

	Year Ended December 31,			2025 vs. 2024	2024 vs. 2023
dollars in thousands	2025	2024	2023
Investment Advisory Fees, net	$1,199,236	$1,097,866	$1,115,783	9%	(2)%
Administrative Service Fees, net	419,759	387,531	343,332	8	13
Other Service Fees, net	181,668	146,696	150,459	24	(3)
Total Revenue	$1,800,663	$1,632,093	$1,609,574	10%	1%
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
Federated Hermes, which began selling money market fund offerings to institutions in 1974, is one of the largest U.S. managers of money market assets, with $682.6 billion in AUM at December 31, 2025. Federated Hermes has developed expertise in managing cash for institutions, which typically have strict requirements for regulatory compliance, relative safety, liquidity and competitive yields. Federated Hermes also manages retail money market offerings that are typically distributed through broker/dealers and other financial intermediary customers. At December 31, 2025, Federated Hermes managed money market assets across a wide range of categories: government ($420.5 billion); prime ($242.7 billion); and municipal (or tax-exempt) ($19.4 billion).
Federated Hermes’ equity managed assets totaled $97.9 billion at December 31, 2025 and are managed across a wide range of categories including: value and income ($37.5 billion); growth ($25.3 billion); international/global ($23.2 billion); and blended ($11.9 billion).
Federated Hermes’ fixed-income managed assets totaled $100.1 billion at December 31, 2025 and are managed across a wide range of categories including: multisector ($67.4 billion); high-yield ($11.3 billion); municipal (or tax-exempt) ($7.2 billion); U.S. corporate ($6.8 billion); U.S. government ($5.1 billion); international/global ($1.6 billion); and mortgage-backed ($0.7 billion).
Federated Hermes’ alternative/private markets and multi-asset managed assets totaled $22.0 billion at December 31, 2025 and are managed across a wide range of categories including: real estate ($5.3 billion); private equity ($5.2 billion); private credit ($3.7 billion); multi-asset ($2.9 billion); infrastructure ($2.9 billion) and other alternatives ($2.0 billion).
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
Distribution Channels and Product Markets
Federated Hermes’ distribution strategy is to provide investment offerings to more than 11,000 institutions, financial intermediaries and other customers, including, among others, banks, broker/dealers, registered investment advisors, government entities, corporations, insurance companies, foundations and endowments. Federated Hermes uses its trained sales force of nearly 250 representatives and managers, backed by an experienced support staff, to make available and distribute its offerings, add new customer relationships and strengthen and expand existing relationships.

Federated Hermes’ offerings are made available and distributed in three markets. These markets, and the relative percentage of managed assets at December 31, 2025 attributable to such markets, are as follows: U.S. financial intermediary (68%); U.S. institutional (25%); and international (7%).
U.S. Financial Intermediary Federated Hermes makes available and distributes its offerings in this market through a large, diversified group of over 7,000 national, regional and independent financial intermediary customers, including broker/dealers, banks and registered investment advisors. Financial intermediaries use Federated Hermes’ offerings to meet the needs of their customers, who are often retail investors. Federated Hermes offers a full range of offerings to these customers, including Federated Hermes Funds and Separate Accounts (including private funds). As of December 31, 2025, managed assets in the U.S. financial intermediary market included $491.1 billion in money market assets, $70.3 billion in equity assets, $46.9 billion in fixed-income assets, $2.6 billion in multi-asset and $1.8 billion in alternative/private markets assets.
U.S. Institutional Federated Hermes makes available and distributes its offerings to a wide variety of domestic institutional customers including, among others, government entities, not-for-profit entities, corporations, corporate and public pension funds, foundations, endowments and non-Federated Hermes investment companies or other funds. As of December 31, 2025, managed assets in the U.S. institutional market included $167.9 billion in money market assets, $49.6 billion in fixed-income assets, $7.3 billion in equity assets, $1.2 billion in alternative/private markets assets and $0.2 billion in multi-asset.
International Federated Hermes manages assets from non-U.S. institutional and financial intermediary customers through subsidiaries focused on gathering assets in Europe, the Middle East, Canada, Latin America and the Asia Pacific region. As of December 31, 2025, managed assets in the international market included $23.6 billion in money market assets, $20.3 billion in equity assets, $16.0 billion in alternative/private markets assets and $3.6 billion in fixed-income assets.
Competition
As of December 31, 2025, Federated Hermes had $624.3 billion of Federated Hermes Fund AUM and $278.3 billion of Separate Account AUM. Of the Separate Account AUM, $40.6 billion related to SMAs.
The investment management business is highly competitive across all types of investment offerings, including mutual funds, exchange traded funds (ETFs), SMAs, institutional accounts, sub-advised funds and other managed offerings. Competition is particularly intense among mutual fund and ETF providers. According to the Investment Company Institute (ICI), at the end of 2025, there were over 6,000 open-end mutual funds and over 4,000 ETFs of varying sizes and investment objectives whose shares are currently being offered in the U.S.
In addition to competition from other mutual fund managers, ETF providers and investment advisors, Federated Hermes competes with investment alternatives offered by insurance companies, commercial banks, broker/dealers, deposit brokers, private markets/alternative product managers and other financial institutions. Federated Hermes launched its first ETFs in December 2021 and currently has ten ETFs in its offerings as of December 31, 2025.
Competition for sales of investment offerings is influenced by various factors, including investment performance, attainment of stated objectives, yields and total returns, fees and expenses, advertising and sales promotional efforts, investor confidence and preference, relationships with intermediaries and other customers and type and quality of services.
Regulatory Matters
The business and regulatory environments in which Federated Hermes operates globally remain complex, uncertain and subject to change. Federated Hermes, its investment management business, and offerings are subject to extensive regulation, both within and outside of the U.S. With Federated Hermes’ global operations, Federated Hermes, and certain of its subsidiaries and offerings (such as the Federated Hermes Funds), are registered with or licensed by, and subject to examination by, various U.S. and/or non-U.S. regulators, self-regulatory agencies or exchanges, such as, among others, the U.S. Securities and Exchange Commission (SEC), Financial Industry Regulatory Authority (FINRA), Commodity Futures Trading Commission (CFTC), Department of Labor (DOL), New York Stock Exchange (NYSE), U.K. Financial Conduct Authority (FCA), Central Bank of Ireland (CBI), Cayman Island Monetary Authority (CIMA), Monetary Authority of Singapore, Australian Securities and Investments Commission (ASIC) and Luxembourg Commission de Surveillance du Secteur Financier (CSSF).
Federated Hermes’ business and offerings, are subject to various U.S. and/or non-U.S. laws, regulations, rules, codes, notices, directives, guidelines, listing standards, judicial decisions, orders, circulars and/or conditions (collectively, as applicable, regulatory requirements), including regulatory requirements that impose restrictions, limitations, registration, reporting and disclosure requirements on its business and offerings, and add complexity to its global compliance operations. These include, for example: (1) federal securities laws such as the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (1934 Act), the 1940 Act, Advisers Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), and the Sarbanes-Oxley Act of 2002 (SOX) and related regulations; (2) the NYSE Listed Company Manual; (3) corporate laws regarding governance, reporting, disclosure and other requirements; (4) state or foreign laws regarding securities fraud, securities registration, reporting and escheatment of unclaimed or abandoned property; (5) various privacy, and data protection laws and regulations, such as Regulation S-P in the U.S. and the General Data Protection Regulation (GDPR) of the European Union (EU) and U.K. GDPR; (6) various financial crime laws, such as anti-money laundering, anti-terrorist financing, economic, trade and financial sanctions, both domestically and internationally; (7) various cross-border regulatory requirements, such as the anti-bribery and anti-corruption rules under the Foreign Corrupt Practices Act of 1977 (FCPA) and U.K. Bribery Act 2010; and (8) regulations or other rules promulgated by various regulatory or other authorities. The regulatory requirements applicable to Federated Hermes’ business and offerings also include economic, trade and financial sanctions regulatory requirements, such as the sanctions programs administered by the Office of Foreign Assets Control of the U.S. Department of Treasury (USDT), as well as sanctions programs adopted and administered by non-U.S. jurisdictions where Federated Hermes’ offerings are distributed. Certain regulatory requirements, both in the U.S. and outside the U.S., are extra-territorial. Federated Hermes also must comply with complex and changing tax regimes in the jurisdictions where it operates. Federated Hermes monitors, reviews and assesses proposed new or revised regulatory requirements that are proposed from time to time (collectively, as applicable, regulatory developments). These regulatory requirements and regulatory developments continue to impact the investment management industry generally, and will continue to impact, to various degrees, Federated Hermes’ business, results of operations, financial condition, cash flows, stock price and reputation (collectively, Financial Condition). Please see Federated Hermes’ prior public filings, including the discussions under Part 1, Item 2 – Management’s Discussion and Analysis – Business Developments – Current Regulatory Developments, in Federated Hermes’ Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025, and September 30, 2025 for an overview of Federated Hermes’ regulatory environment and related key regulatory developments and requirements for periods prior to September 30, 2025. See also Item 1A – Risk Factors – General Risk Factors – Regulatory and Legal Risks – Potential Adverse Effects of Changes in Laws, Regulations and Other Regulatory Requirements for additional information.
Current Regulatory Environment – Domestic
The legislative and regulatory environment in the U.S. is dynamic. Federated Hermes’ primary regulator in the U.S. is the SEC. The new Presidential administration has fundamentally redirected the SEC away from expansive regulation and aggressive enforcement since taking office in January 2025, emphasizing deregulation, capital formation and “back-to-basics” investor protection. This shift has occurred rapidly through executive orders, SEC leadership changes and the number and type of SEC enforcement actions during 2025.
Upon returning to office, the President issued two executive orders asserting broader presidential authority over federal agencies than previous administrations in furtherance of implementing a deregulatory agenda. For instance, on January 20, 2025, the President issued an executive order implementing a regulatory freeze pending review of existing proposed regulations. On February 18, 2025, the President issued another executive order changing the manner in which federal agencies promulgate new regulations. Under this executive order, all independent agencies, such as the SEC, are required to submit proposed new regulations to the White House Office of Information and Regulatory Affairs (White House) for review (except for monetary functions of the Board of Governors of the Federal Reserve System (Federal Reserve)) and must consult with the White House on their priorities and strategic plans. These executive orders, coupled with a 15% reduction in the SEC’s workforce from the previous administration, have led to a slower pace of SEC proposals and final regulations in 2025.
The SEC had one of its most active rulemaking years in 2024, while 2025 saw far fewer new proposals, a significant reduction in finalized substantive rules, and a large-scale withdrawal of pending proposals. For instance, in 2024, the SEC planned to finalize approximately 18 major rules across investment management, public company disclosure, governance, environmental, and social disclosure, cybersecurity, market structure and private funds. Moreover, the SEC’s Regulatory Flex Agenda in 2024 routinely contained 30-40 active items, reflecting a sustained pipeline of proposed and final rules. By contrast, 2025 saw pronounced deceleration, with the SEC’s Spring Regulatory Flex Agenda in 2025 listing only 23 items scheduled for action in the next 12 months, down significantly from the Fall Regulatory Flex Agenda in 2024 and far below historical averages. In 2024, the SEC finalized numerous substantive rules, while final rules issued in 2025 were predominantly technical amendments, compliance-date extensions, delegations of authority and procedural or administrative items. In 2025, the SEC also formally abandoned many inherited initiatives, including withdrawing proposals on governance, environmental, and social disclosures, cybersecurity risk management, predictive data analytics, investment advisor outsourcing oversight and climate-related disclosures.

The SEC’s enforcement actions in fiscal year 2025 also declined compared to previous years. For instance, in 2025, the SEC initiated 313 total new enforcement actions, a 27% decrease from fiscal year 2024. Moreover, the SEC initiated only four enforcement actions against public companies during 2025. Total monetary settlements decreased by 45% to $808 million, which is the lowest annual total since fiscal year 2012 and less than half of the fiscal year 2014 to 2024 average $1.9 billion in total annual settlements. During 2025, the SEC shifted its focus toward traditional enforcement areas, such as insider trading and fraud, and away from novel areas like cryptocurrency.
On November 17, 2025, the SEC announced that its 2026 examination priorities will be focused on advancing compliance, preventing fraud, informing policy decisions and monitoring risk. Examination topics of focus include, among other topics: (1) investment advisor fiduciary duty and standards of conduct, including adherence to the duty of care and duty of loyalty and conflicts of interest; (2) investment advisor compliance program effectiveness; (3) recently registered investment advisors and investment advisors that have never been examined; (4) registered investment company compliance programs, disclosures, filings and governance practices, with focus on fund fees and expenses, portfolio management practices and disclosures; (5) broker-dealer financial responsibility rules; (6) broker-dealer trading-related practices and services; (7) broker-dealer retail sales practices, including compliance and regulation best interest; (8) self-regulatory organizations, such as national securities exchanges, FINRA and the Municipal Securities Rulemaking Board; (9) clearing agencies; (10) other market participants, such as municipal advisors, transfer agents, funding portals, security-based swap dealers and security-based swap execution facilities; and (11) risk areas impacting various market participants, such as cybersecurity, Regulation S-ID and Regulation S-P, emerging financial technology, regulation systems compliance and integrity, and anti-money laundering. The SEC has emphasized that its published examination priorities are not an exhaustive list, and examination priorities may shift in response to new or emerging risks, products and services, market events or investor concerns.
On December 11, 2025, the Financial Stability Oversight Council (FSOC) issued its 2025 Annual Report. In contrast to its previous annual reports, FSOC focused on deregulation to promote economic growth. The 2025 Annual Report was accompanied by an introductory letter written by the U.S. Secretary of the Treasury, which focused on the importance of economic growth and economic security to promote financial stability. The Treasury Secretary announced that FSOC “will work with and support [its] member agencies in considering whether aspects of the U.S. financial regulatory framework impose undue burdens and negatively impact economic growth.” And in contrast to last year’s report, which focused on 14 “risks” and “vulnerabilities,” the 2025 Annual Report discusses four “key areas of focus” for the upcoming year: (1) bolstering the Treasury market; (2) strengthening cybersecurity; (3) enhancing supervisory and regulatory frameworks for depository institutions; and (4) using artificial intelligence (AI) to strengthen financial stability.
On December 9, 2025, FINRA published its “2026 FINRA Annual Regulatory Oversight Report” (FINRA 2026 Report), which purports to provide insight into findings from FINRA’s regulatory operations programs. In the FINRA 2026 Report, FINRA focuses on regulatory obligations, examination observations, and effective practices in a number of areas, including, for example: (1) generative AI, including continuing and emerging trends; (2) financial crimes prevention, including cybersecurity and cyber-enabled fraud, anti-money laundering, fraud and sanctions, and manipulative trading; (3) firm operations; (4) cryptocurrency; (5) communications and sales; (6) market integrity; and (7) financial management. In the FINRA 2026 Report, FINRA notes that “firms may consider the information in this Report in developing new, or modifying existing, compliance practices.”
Please see Federated Hermes’ prior annual and periodic SEC filings for additional information regarding other U.S. regulatory developments and regulatory requirements that can impact Federated Hermes and its offerings. These include, among others: (1) money market fund reforms; (2) open-end mutual funds and liquidity management; (3) amendments to Rule 35d-1 under the 1940 Act (Names Rule); (4) amendments to broker-dealer FOCUS reports; (5) the Federal Trade Commission’s (FTC) decision to end defense of its noncompete ban, which was struck down by a Federal District Court in Texas, and new enforcement initiatives; (6) tailored shareholder reports; (7) amendments to Form PF; (8) share repurchase disclosure modernization, which was vacated by the U.S. Court of Appeals for the Fifth Circuit; (9) the impact of several recent court decisions that impact the regulation of the investment management industry, including, among other things, the potential ability to challenge regulation, the SEC’s ability to bring enforcement actions seeking civil penalties, and the validity of certain final rules adopted by the SEC; (10) executive orders impacting the investment management industry; (11) customer identification programs for investment advisors; and (12) recent actions by state attorneys general and financial officers impacting governance, environmental and social framework-aligned investment strategies and climate disclosure groups.
In addition to the above matters, key recent regulatory requirements and regulatory developments in the U.S. since September 30, 2025, that can significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following. Unless otherwise noted, Federated Hermes is evaluating the impact of the matters described on its business and offerings.

Proposed Amendments to Form N-PORT Reporting; Extension of Compliance Dates for Names Rule Reporting. On February 18, 2026, the SEC proposed amendments to certain registered investment company reporting requirements on Form N-PORT to: (1) provide funds with an additional 15 days to file monthly reports of portfolio-related information; (2) reduce the publication of reports from monthly to quarterly; (3) streamline or remove certain reported information; and (4) require certain additional information for funds, including certain identifying information and information about funds with share classes that operate as ETFs. The SEC also extended the compliance dates for amendments to Form N-PORT that relate to the Names Rule to November 17, 2027, for fund groups, such as the Federated Hermes Funds, with net assets of $10 billion or more as of the end of their most recent fiscal year, and to May 18, 2028, for fund groups with less than $10 billion in net assets as of the end of their most recent fiscal year. The public comment period on the proposed Form N-PORT amendments will end on the date that is 60 days after the proposal is published in the Federal Register.
SEC Frequently Asked Questions (FAQs) on the Names Rule. On February 18, 2026, the SEC issued additional FAQs on the Names Rule. The FAQs related to: (1) shareholder notice of certain changes to non-fundamental 80% investment policies; (2) the Names Rule’s treatment of unfunded commitments for certain funds; (3) the use of “Growth” or “Value” in certain fund names; and (4) the use of “Merger” or “Merger Arbitrage” in fund names.
SEC Chairperson Testifies that the SEC is Open for Certain Additional Money Market Fund Reforms. On February 11, 2026, the SEC Chairperson testified before the U.S. House of Representatives Financial Services Committee in respect of the mandatory redemption fee required under the SEC’s 2023 money market fund reforms that “[a]ll these things are open” and “[y]es, we’re looking at all of these things.” In response to a letter from a member of the Financial Services Committee, the SEC Chairperson indicated that the SEC Staff is working with the fund industry on provisions in Rule 2a-7 under the 1940 Act that require liquidity fees on institutional prime and institutional municipal (tax-exempt) money market funds when they reach a certain threshold of investor redemptions. Federated Hermes previously submitted letters to the SEC Chairperson on April 28, 2025 and July 11, 2025, in which Federated Hermes expressed its view that the SEC’s adoption of the 2023 amendments to Rule 2a-7 under the 1940 Act related to the mandatory liquidity fee framework for institutional prime and institutional municipal (tax-exempt) money market funds violated the Administrative Procedures Act and should be repealed. Federated Hermes believes this violation stems from the SEC’s failure to conduct a proper cost-benefit analysis, the establishment of an arbitrary threshold for mandatory liquidity fees, the absence of an analysis of less restrictive alternatives, and the lack of adequate notice and opportunity for public comment.
SEC FAQs on Net Performance and Promotor Disqualification. On January 15, 2026, the SEC published two new FAQs aimed at addressing challenges faced by investment advisors complying with Rule 206(4)-1 under the Advisers Act (Marketing Rule). The Marketing Rule permits investment advisors to calculate net performance applying either actual or model fees. Despite this apparent flexibility in the rule, footnote 590 of the Marketing Rule Adopting Release states that if the fees charged to the intended audience of an advertisement are anticipated to be higher than the actual fees used to calculate net performance, the investment advisor “must use a model fee that reflects the anticipated fee to be charged in order not to violate the rule’s general prohibitions.” The new FAQ clarifies that the guidance in footnote 590 should be interpreted through the lens of the Marketing Rule’s general prohibitions, which are intended to “provide appropriate flexibility and regulatory certainty for investment advisors considering how to market their investment advisory services” and “[i]n applying the general prohibitions, an investment advisor should consider the facts and circumstances of each advertisement.” In the SEC Staff’s view, whether the use of actual fees violates the general prohibitions depends on all of the facts and circumstances of a specific advertisement, including, but not limited to, relevant disclosures. The SEC Staff’s view is that investment advisors can use various means to illustrate the effect of differences between actual fees and anticipated fees on performance. This guidance provides welcome relief for investment advisors that have struggled to apply the prescriptive language in footnote 590 to various forms of investment performance. The second FAQ provides guidance on circumstances in which investment advisors can engage certain persons to provide testimonials or endorsements.
SEC Chairperson Issues Statement on Reforming Regulation S-K. On January 13, 2026, the Chairperson of the SEC stated that: “[t]oday, the disclosure that companies provide in response to the myriad requirements of Regulation S-K does not always reflect information that a reasonable investor would consider important in making an investment or voting decision.” Towards the goal of eliminating requirements to disclose “undisputably immaterial information,” the Chairperson has instructed the SEC’s Division of Corporation Finance to undertake a comprehensive review of Regulation S-K. He noted that this process began in May 2025, with the solicitation of public comments on the executive compensation disclosure requirements of Regulation S-K, Item 402. The SEC Staff is evaluating the comments received with respect to Item 402 of Regulation S-K and is preparing revision recommendations. The SEC will now focus on the other Regulation S-K disclosure requirements “with the goal of revising the requirements to focus on eliciting disclosure of material information and avoid compelling the disclosure of immaterial information.” As part of this effort, the SEC has requested that public comments be submitted by April 13, 2026.

Proposal to Eliminate Annual Shareholder Meetings for Exchange Listed Closed-End Funds (CEFs) Withdrawn . On December 12, 2025, Cboe Global Markets Inc. (Cboe) withdrew its May 20, 2025 proposal (Cboe Proposal) that would have exempted newly-listed CEFs from the requirement to hold annual shareholder meetings and, subject to shareholder approval, also would have exempted previously listed CEFS from the annual shareholder meeting requirement. The SEC was originally expected to decide on the Cboe Proposal by December 2025, but extended the review period to February 2026, signaling unresolved concerns. On January 5, 2026, the NYSE withdrew a similar June 6, 2025 proposal to exempt newly listed CEFs and, subject to shareholder approval, previously listed CEFs from the annual shareholder meeting requirement. The withdrawals by the Cboe and NYSE terminated their rulemaking efforts before a final SEC decision. While Federated Hermes is not currently aware of any plan by the NYSE or Cboe to revise or resubmit their Proposals, it is possible that the Texas Stock Exchange could submit its own proposal to exempt newly-listed CEFs from the annual shareholder meeting requirement. Federated Hermes fully supported efforts to eliminate annual shareholder meetings for exchange listed CEFs because, in Federated Hermes’ view, CEFs are more akin to registered mutual funds, which are not required to have annual meetings, than listed operating companies and the annual shareholder meeting requirement subjects them to attack by activist shareholders who buy discounted shares and then take action to force the CEFs to incur liquidity events (such as tender offers, reorganizations, or open-ending of the CEFs) to realize or arbitrage the difference between the discounted purchase prices and the CEFs’ net asset value (NAV), all to the detriment of the CEFs and their long-term investors.
Regulation of Proxy Advisors. On December 11, 2025, the President issued an executive order titled “Protecting American Investors From Foreign-Owned and Politically-Motivated Proxy Advisors.” The executive order states that certain proxy advisory firms wield too much influence (including with respect to corporate governance, shareholder proposals, retirement investing, etc.) and are using that influence “to advance and prioritize radical politically-motivated agendas” related to diversity, equity, and inclusion and governance, environmental, and social issues. The executive order aims to increase federal oversight over the proxy advisory industry by directing: (1) the SEC to conduct a comprehensive review of the existing regulatory framework governing proxy advisors; (2) the FTC to examine ongoing state antitrust investigations involving proxy advisors and determine whether they engage in unfair methods of competition; and (3) the DOL to assess Employee Retirement Income Security Act regulations to ensure “proxy advisors act solely in the financial interests of plan participants.” The new directives signal that federal oversight of both proxy advisors and the institutional investors who rely on them will likely intensify, with a shift toward higher transparency expectations, potential enforcement activity, and closer review of voting rationales involving anything other than strictly financial considerations.
FSOC Considering Revision to Nonbank Designation Guidance. On December 11, 2025, FSOC met in executive and open sessions to discuss several priority initiatives for 2026. Among other topics, FSOC discussed potential changes to the current interpretive guidance regarding nonbank financial company determinations and the framework for financial stability risk identification, assessment and response, which were adopted in November 2023. Under this guidance, FSOC can designate certain non-bank financial companies as systematically important financial institutions (SIFI), which are subject to supervision and regulation by the Federal Reserve. While the new guidance was purportedly intended to provide greater transparency to the public about how FSOC identifies, assesses, and addresses potential risks to financial stability, regardless of whether the risk stems from activities, individual firms or otherwise, it had the effect of potentially bringing a wider range of companies within the Federal Reserve’s jurisdiction, including potentially money market funds and other investment companies. In connection with the December 11, 2025 FSOC meeting, the SEC Chairperson issued a statement indicating that he “was especially encouraged to see revising the nonbank designation guidance on the agenda” and stated that the current guidance creates the risk of arbitrary designation, creating significant regulatory risk for companies not engaged in traditional banking businesses. If Federated Hermes or a Federated Hermes Fund were designated as a SIFI, among other things, they would become subject to enhanced regulatory requirements and direct supervision by the Federal Reserve, which could result in increased operating and compliance costs and potentially restrict business activities. Accordingly, Federated Hermes strongly encourages the FSOC to revise the 2023 nonbank designation guidance to eliminate the risk of money market funds or other investment companies being designated as a SIFI.
Investment Company Institute Recommendations for a Default E-Delivery Framework. On November 18, 2025, the ICI submitted a letter to the SEC providing recommendations and data in support of SEC rulemaking that would allow funds to deliver documents to shareholders electronically on a default basis, rather than requiring shareholders to affirmatively opt in to electronic delivery. In the letter, the ICI articulated the numerous benefits of e-delivery to investors, including better alignment with evolving investor preferences, enhanced investor protection and a better investor experience, cost savings for funds and shareholders, and reduced waste and supply chain concerns. Federated Hermes strongly supports the ICI’s position and believes adoption of e-delivery on a default basis is in the best interest of shareholders. On February 11, 2026, the SEC Chairperson testified before the U.S. House of Representatives Financial Services Committee that he has instructed the SEC Staff to work on a proposed rule that would make e-delivery the default option for delivering fund disclosures to investors.

Scrutiny of Governance, Environmental and Social Initiatives. Recent state and federal actions highlight continuing scrutiny of governance, environmental and social framework aligned investment strategies and climate disclosure groups.
FTC Investigates Major Proxy Advisory Firms over Antitrust Concerns. It has been reported that the FTC has launched an investigation into two major proxy advisory firms for potential violations of antitrust laws by guiding shareholders on politically sensitive votes. The probe, which remains in its early stages, follows intensified Republican scrutiny from both the House Judiciary Committee and Senate Banking Committee over potential conflicts of interest and political bias in the firms’ recommendations.
Florida Attorney General Sues Proxy Advisory Firms for Deceiving Investors and Manipulating Corporate Governance. On November 20, 2025, the Florida Attorney General filed a lawsuit against two major proxy advisory firms targeting alleged “anticompetitive” conduct. The complaint alleges that the two firms “deceived” investors and weaponized their influence to “impose [a] radical ideological agenda” on American companies and Florida consumers, through the use of “lockstep” voting that stifles competition and harms shareholders.
Nonprofits Challenge Texas Senate Bill (S.B.)2337. On November 10, 2025, a coalition of Texas nonprofits filed a lawsuit challenging Texas S.B. 2337 (which was enacted to regulate proxy advisor firms that provide recommendations involving governance, environmental and social factors or diversity, equity and inclusion factors), arguing that the law violates the First and Fourteenth Amendments to the U.S. Constitution. The plaintiffs contend that the statute’s requirement to label any advice incorporating governance, environmental and social factors or diversity, equity and inclusion factors or other “nonfinancial” considerations as unrelated to shareholders’ financial interests constitutes unconstitutional compelled speech—including for faith-based investors whose recommendations are grounded in religious values. They further argue that the law is overly broad and vague, risking penalties for a wide range of nonprofits and smaller organizations engaged in shareholder advocacy, investment research, or public education. The lawsuit follows an earlier injunction obtained by major proxy advisory firms, marking an escalation in legal challenges to Texas’s anti-governance, environmental and social regulatory framework.
Current Regulatory Environment – International
Like the U.S., the legislative and regulatory environment outside the U.S. is dynamic. Federated Hermes’ primary regulators outside the U.S. include the FCA in the U.K. and the CBI in Ireland. Depending upon where Federated Hermes is doing business, or distributing or marketing its offerings, other regulators in other jurisdictions outside the U.S. can also regulate Federated Hermes and its business and offerings. Consequently, regulatory developments and regulatory requirements promulgated, or recommended, by, among others, the European Commission, European Securities and Markets Authority (ESMA), Bank of England (BoE), His Majesty’s Treasury (HMT), FCA, CBI, CIMA, Monetary Authority of Singapore, ASIC, CSSF, Financial Stability Board (FSB), and International Organization of Securities Commission (IOSCO) can apply to or impact Federated Hermes and its business and offerings.
The pace of proposed and new regulatory developments and regulatory requirements outside the U.S. continued throughout 2025 and is expected to continue in 2026. In the U.K., in its Annual Work Programme for 2025/26 published on April 8, 2025, the FCA reaffirmed its goal to deliver on the public commitments set out in its five-year strategy for 2025 to 2030. The FCA stated that in 2025 to 2026 it expects to focus on: (1) improving regulatory efficiency and enhancing its supervision model by continuing to digitize the FCA authorization process and reduce regulatory burdens for firms; (2) putting consumers’ needs first, which will include further work on embedding the Consumer Duty that took effect in July 2023; and (3) supporting the U.K.’s economic growth by implementing a new prospectus regime, considering more options for the payment of investment research by asset managers and enhancing productivity through the increased encouragement of digitized initiatives such as fund tokenization.
In the EU, ESMA’s 2026 Work Programme for the investment management sector was published on October 3, 2025. ESMA’s 2026 Work Programme focuses on financial stability, risk assessment, effective supervision, sustainability in investment management, effective use of technological innovation, retail consumer protection, and further work on regulating governance, environmental and social rating providers. This is reflected in the regulatory priorities outlined by national regulators, including the CBI. On February 28, 2025, the CBI disclosed that its key regulation and supervision priorities include, among other areas, (1) assessing and managing risks to the financial and operational resilience of firms; (2) addressing systemic risks generated by non-banks; (3) finalizing the revised Consumer Protection Code and the Individual Accountability Framework; (4) ensuring that the EU Anti-Money Laundering Plan results in a consistent and robust EU-wide framework; (5) enhancing digital operational resilience and implementing changes to the fitness and probity process for the firms it supervises; (6) strengthening the resilience of the financial system to climate risks; (7) preparing for the EU Artificial Intelligence Act with further engagement with the use of AI in financial services; and (8) implementing the Markets in Crypto Assets Regulation.

Please see Federated Hermes’ prior annual and periodic SEC filings for additional information regarding other non-U.S. regulatory developments and regulatory requirements that can impact Federated Hermes and its offerings. These include, among others: (1) money market fund reform initiatives in the U.K., EU, and internationally; (2) U.K. and EU sustainability disclosure and related requirements; (3) EU regulatory developments such as the EU Retail Investment Package, review of the EU Undertakings for the Collective Investment in Transferable Securities (UCITS) Eligible Assets Directive (EAD), and the Digital Operational Resilience Act; and (4) U.K. regulatory developments such as the U.K. Overseas Funds Regime, and the re-introduction of the possibility of bundling investment research costs.
In addition to the above matters, key recent regulatory requirements and regulatory developments outside the U.S. since September 30, 2025, that can significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following. Unless otherwise noted, Federated Hermes is evaluating the impact of the matters described on its business and offerings.
U.K. and EU Money Market Fund reform. In the EU, the European Systemic Risk Board published a compliance report on the implementation of its recommendations on the reform of MMFs on February 12, 2025. It is yet to be established whether there will be substantive changes to the EU MMF Regulation following that report. On April 17, 2025, the CBI published a “Notice of Intention on ESMA Guidelines on Stress Testing Scenarios under the Money Market Fund (MMF) Regulation” in which the CBI indicated its expectation of full compliance with ESMA’s updated MMF stress‑testing guidelines, which ESMA published on February 24, 2025 and applied beginning on May 4, 2025. These guidelines, updating 2024 parameters, establish common risk scenarios (credit, interest rate, liquidity, redemption) under Article 28 of the MMFR, and apply to competent authorities, MMFs and managers of MMFs. On January 13, 2026, ESMA published a Final Report titled “Guidelines on stress test scenarios under the MMF Regulation,” which includes updated guidelines and risk parameters, so that managers of MMFs have the information needed to fill in the reporting template mentioned in the MMF Regulation. In the U.K. and EU, public statements regarding progress on reforms of the regulatory regime for MMFs are expected. In the U.K., the FCA and BoE published a joint consultation setting forth their proposals for a post-Brexit MMF regime in the U.K., while HMT consulted on changes to legislation. While the U.K. regime proposed by the FCA and BoE was substantially based on the EU MMF Regulation, certain differences were proposed. As of January 31, 2026, the European Commission has not yet reopened its MMF Regulation file.
U.K. FCA Consultation Paper 25/36 on Client Categorization and Conflicts of Interest. The FCA issued a consultation paper on proposed changes to the elective professional client categorization rules concerning the qualitative tests required for these types of clients to be considered professional clients. The consultation closed on February 2, 2026.
EU UCITS – Review of eligible assets. The EU is assessing whether to make changes to the EAD, which sets out the types of investments that can be acquired by an EU UCITS and the applicable requirements. On June 26, 2025, ESMA published its technical advice to the European Commission regarding its review of the EAD. Key changes proposed by ESMA include: (1) applying a look-through approach to determine the eligibility of assets that UCITS can invest in to address circumstances where a UCITS acquires exposure to an ineligible asset class by investing in an eligible wrapper; (2) requiring an assessment of the liquidity of individual assets (in addition to portfolio level liquidity monitoring); and (3) relaxing some aspects of the rule permitting up to 10% of assets to be invested in assets that do not meet the standard eligibility requirements and that would not be subject to the look-through assessment. The European Commission is considering ESMA’s technical advice, plans to issue public consultations and market analysis in 2026, and will decide whether to move forward with legislation.
Liquidity risk management for open-end funds. The regulatory requirements relating to liquidity risk management for open-end funds continue to be refined in the EU and U.K. Those developments are occurring in the context of the ongoing international efforts to enhance and harmonize liquidity risk management requirements for collective investment schemes. These include updates to the Recommendations for Liquidity Risk Management originally published and developed by IOSCO in 2018, with IOSCO publishing its final report on revisions to those recommendations on May 27, 2025. In the EU, changes are being made to the requirements regarding liquidity risk management for UCITS and open-ended alternative investment funds (AIFs) as part of the revisions to the UCITS Directive and Alternative Investment Fund Managers Directive (AIFMD). On November 17, 2025, the European Commission adopted the Delegated Regulation with regulatory technical standards (RTS) specifying the characteristics of liquidity management tools (LMTs) under the AIFMD and the UCITS Directive. The Delegated Regulation specifies the characteristics and conditions of use for a full suite of LMTs, including: (1) suspension of subscriptions, repurchases, and redemptions; (2) redemption gates; (3) extension of notice periods; (4) redemption fees; (5) swing pricing; (6) dual pricing; (7) anti‑dilution levies; (8) redemptions in kind; and (9) side pockets. The goal is to ensure consistent application, supervisory convergence, and enhanced investor protection, while giving fund managers the flexibility to manage liquidity stress effectively. The Delegated Regulation applies to all EU managers of open‑ended AIFs and UCITS funds. Under AIFMD II and the amended UCITS Directive, managers must select at least two LMTs per fund (MMFs can select only one). These tools must be calibrated to the fund’s strategy, investor base, liquidity profile, and distribution channels.
On December 18, 2025, ESMA also published a revised version of its LMT guidelines for UCITS and open-end AIFs, which updated its April 2025 version to ensure full alignment with the RTS formally adopted by the European Commission on November 17, 2025. ESMA updated the guidelines to reflect that: (1) open‑ended AIFs with no retail investors and a limited number of professional investors can use investor‑level redemption gates alone or in combination with fund‑level gates to mitigate first‑mover advantage during liquidity stress; (2) explicit transaction costs must always be included in anti-dilution tool calculations; and (3) implicit transaction costs (e.g., market impact, bid‑ask spreads) must be included only where appropriate for the fund’s strategy and estimated on a best‑efforts basis. The revised guidelines apply to new funds from April 16, 2026, and existing funds have until April 16, 2027 to comply.
In the U.K., the FCA published a consultation paper on December 9, 2025 with respect to enhancing fund liquidity risk management. The proposed changes do not fundamentally alter the liquidity management requirements for U.K. open-ended funds, but do make certain changes to align the U.K. requirements with the amended IOSCO recommendations. The proposed changes are intended to apply to U.K. UCITS and U.K. non-UCITS retail schemes other than MMFs, and include: (1) requiring anti-dilution tools to be available for use, and imposing requirements and providing guidance regarding the calibration and use of such tools; (2) for transferable securities, removing the presumption that a security listed on an exchange is liquid, and thereby requiring an assessment of the liquidity of individual transferable securities (similar to ESMA’s proposals for UCITS, see ‘EU UCITS – Review of eligible assets’); and (3) requiring all unitholders to be treated equitably, which is expected to generally involve redemptions being satisfied by adopting a vertical slice approach to selling portfolio assets rather than selling only the most liquid assets. The FCA has not proposed extending these requirements to MMFs.
EU and U.K. sustainability requirements for asset managers and investment offerings. The regulation of sustainable investment offerings remains an area of focus for regulators outside the U.S. In the EU, there is a move towards introducing a sustainability labelling regime for investment products. On November 20, 2025, the European Commission published a proposal to amend the Sustainable Finance Disclosure Regime (SFDR). The proposed changes, commonly known as “SFDR 2.0,” would (1) simplify and reduce sustainability-related administrative and disclosure requirements; and (2) improve end-investors’ ability to understand and compare sustainability-linked financial products by introducing a classification (i.e., labelling) framework. The proposals are under review by the European legislative bodies. In the U.K., the FCA has stated that it requires additional time to consider the extension of the Sustainability Disclosure Requirements (SDR) sustainability labelling regime to asset managers providing portfolio management services, that it had consulted on in 2024. The FCA has yet to issue a consultation on the extension of the SDR sustainability labelling regime to non-U.K. funds that are recognized in the U.K.
EU and U.K. sustainability reporting requirements for corporations. The application of sustainability disclosure requirements to corporations has moved forward. In the EU, work has continued on changes to simplify the reporting burden under the Corporate Sustainability Reporting Directive (CSRD) (which sets out sustainability reporting requirements for certain EU and non-EU entities), the Corporate Sustainability Due Diligence Directive (CSDDD) (which imposes a due diligence duty on certain large EU/non-EU companies to address adverse human rights and environmental impacts in their own operations, their subsidiaries and their supply chains), and the existing requirements under the EU Taxonomy. This work is known as the ‘Omnibus I’ package. On December 9, 2025, the European Parliament and the Council of the EU reached a provisional agreement regarding amendments to the CSRD and CSDDD, and the changes to both directives were adopted by the European Parliament on December 16, 2025 (with the Council of the EU yet to adopt its final position). As currently drafted: (1) the revisions to CSRD will reduce the scope of entities subject to sustainability disclosure requirements, as well as reduce some of the reporting burden; and (2) the revisions to CSDDD will postpone the application date to July 26, 2029, reduce the scope of entities subject to it by raising the size threshold tests, delete the requirement for undertakings to have adopted and put into effect a transition plan, and seek to take a more proportionate approach to when and what information is required under the CSRD. Regarding the EU Taxonomy, this legislation determines whether an economic activity can be considered environmentally sustainable, which is relevant for various EU regulatory regimes. The Omnibus I package changes to the EU Taxonomy are in a Delegated Act, the final version of which was published on January 8, 2026. That Delegated Act: (1) introduces a materiality threshold for when a company must assess and report on whether a specific economic activity they engage in is aligned with the EU Taxonomy; (2) simplifies the reporting templates, including significantly reducing the number of data points; and, amongst other matters, (3) amends the EU ‘do no significant harm’ criteria regarding pollution prevention and the use of chemicals with a view to simplifying the report. The Delegated Act became effective on January 1, 2026.
In the U.K., the U.K. Government has stated that it is creating U.K. Sustainability Reporting Standards (U.K. SRS) that will apply to U.K. incorporated entities. The U.K. SRS is to be based on the sustainability disclosure standards developed by the International Sustainability Standards Board of the International Financial Reporting Standards Foundation. A consultation on the U.K. SRS was published on June 25, 2025 and closed on September 17, 2025. Following this, the U.K. Government and the FCA will consider how certain U.K. entities (including listing companies) will report against these standards. Meanwhile, the U.K. Government has decided that it will not develop a U.K.-specific green taxonomy.
EU and U.K. regulation of governance, environmental and social ratings providers. The framework for the regulation of providers of governance, environmental and social ratings in the EU and U.K. is being developed. In the U.K., the legislation setting out the framework for the regulatory regime was finalized on December 18, 2025 and the new regime will take effect on June 29, 2028. Subject to certain exemptions, governance, environmental and social rating providers would need to be authorized and regulated by the FCA and would be subject to requirements imposed by the FCA. The FCA published a consultation paper on December 1, 2025 regarding the requirements that would apply to governance, environmental and social rating providers subject to their supervision under the U.K. regulatory regime. The proposals include a four-pillar framework that focuses on: (1) transparency; (2) governance systems and controls; (3) conflicts of interest; and (4) complaint handling requirements. The FCA also intends to apply existing baseline rules to rating providers, including (among others), the anti-greenwashing rule and Senior Managers and Certification regime. The consultation closes on March 31, 2026.
The EU is at a more advanced stage with respect to its regulatory regime for providers of governance, environmental and social ratings. The Regulation regarding the transparency and integrity of governance, environmental and social rating providers came into force on January 2, 2025 and will apply effective July 2, 2026. Once effective, governance, environmental and social rating providers operating in the EU will need to be authorized by ESMA or, for providers established outside the EU, the European Commission must have adopted an equivalence decision and the provider must be subject to supervision in that country. With respect to the detailed regulatory requirements that will apply to governance, environmental and social ratings providers in the EU, on October 25, 2025, ESMA published its final report on three sets of draft RTS covering: (1) the authorization and recognition process of governance, environmental and social rating providers; (2) the separation of business lines by governance, environmental and social rating providers; and (3) disclosure requirements imposed on governance, environmental and social rating providers.
EU Savings and Investments Union (SIU) and Retail Investment Strategy (RIS). On April 15, 2025, the European Commission launched a targeted consultation on obstacles to capital markets integration across the EU. This encompassed a wide-ranging set of initiatives aimed to develop the EU capital and banking markets, and to boost the EU’s economic competitiveness by improving the way the EU financial system mobilizes savings towards productive investments. One component of the SIU is the Retail Investment Strategy (RIS), which aims to reinforce investor protection rules, address the participation of retail customers in capital markets and ensure that retail investors have access to quality financial products. On December 18, 2025, the European legislative bodies announced that a provisional agreement has been reached on the RIS package, which will introduce new retail investment rules and various amendments to several EU directives, including AIFMD and Markets in Financial Instruments Directive. The RIS package will seek to address a range of concerns, including: (1) requiring value for money assessments for retail investment products, including using peer group benchmarking for such assessments; (2) strengthening the rules on inducements and conflicts of interest for retail investment products; and (3) certain changes to the required contents for packaged retail and insurance-based investment products (PRIIPs) key information documents (KIDs) to aid investor comprehension and requiring KIDs to be machine-readable. The final text of the RIS package is expected in early 2026.
U.K. consumer access to retail products. In the U.K., the FCA published a discussion paper on December 8, 2025 on expanding consumer access to investments. The discussion paper describes changes to the retail investing landscape in the U.K., and states the FCA’s aim to continue to help consumers access investments that suit their circumstances. While the discussion paper does not detail specific proposals, the FCA states its intention: (1) to continue to support innovation by firms in the retail investment market; (2) to consider revised requirements on how firms communicate and promote financial products to customers; and (3) to streamline its financial promotion and distribution requirements in light of the Consumer Duty rules, which came into force in July 2023.
U.K. Consumer Composite Investments regime. The FCA has finalized its rules for the U.K. Consumer Composite Investments (CCIs) regime. The CCI regime will impose disclosure and related requirements on both FCA-authorized and unauthorized firms in relation to CCIs (including funds) that are or can be distributed to a retail investor in the U.K. The new rules will take effect on June 8, 2027, though firms will have the option of switching to the new disclosure regime from April 6, 2026. The CCI regime requires a “product summary” to be prepared and made available to client investors, and will replace the “PRIIPs KID” and ”UCITS key investor information document” disclosure documents prepared to date for funds. The product summary is intended to be a more flexible form of disclosure, but there will be some mandatory content with prescribed requirements, including a risk and return indicator, past performance information, and cost information.

U.K. fund dealing models and tokenization. Fund tokenization is a key area of focus in the U.K. On October 14, 2025, the FCA published a consultation paper proposing new rules and plans to support and accelerate tokenization and efficiency in the U.K. fund market. The consultation paper also proposed changes to the FCA rules to allow U.K. authorized funds to switch to direct dealing models (even if not using tokenization). Final rules and guidance are expected in the first half of 2026.
U.K. Reform of AIFMD regime. HMT and the FCA published a consultation paper and call for input respectively on April 7, 2025, on the reform of the U.K. alternative investment funds regime which is derived from the EU AIFMD. Key proposals include the removal of the distinction between the existing registration regime for sub-threshold Alternative Investment Fund Manager (AIFM) and the authorization regime for full-scope AIFMs so that all AIFMs will be subject to a single authorization regime. Consequently, on the removal of the sub-threshold AIFM concept, it is proposed that the requirements for AIFMs would be based on a proportionate application depending on the size of the AIFM, with larger firms subject to more onerous requirements. For these purposes, AIFMs will be categorized into three tiers based on the size of their AUM. The proposed tiers are: (1) large – AUM of £5bn or more; (2) mid-sized – AUM of £100m to £5bn; and (3) small – AUM of £100m or less. The deadline for responses to the publications closed on June 9, 2025. The FCA intends to consult on detailed rules in the first half of 2026.
U.K. transaction reporting regime. In the U.K., the FCA intends to reform the transaction reporting framework as part of its post-Brexit review of the U.K. regulatory environment. On November 21, 2025, the FCA published a consultation paper setting out its proposals. The FCA states that its aim is to: (1) simplify and improve the regime by removing reporting obligations for six million financial instruments which are only tradeable on EU trading venues; (2) exclude foreign exchange derivatives from the scope of reporting requirements; and (3) streamline transaction reporting data fields. The FCA states that it intends to retain the exemption from the transaction reporting requirements for Collective Portfolio Management Investment firms. The consultation closes on February 20, 2026.
U.K. and EU T+1 Settlement. Following the migration to a T+1 settlement cycle in the U.S. effective May 28, 2024, the EU and U.K. are similarly taking steps to migrate from a T+2 to a T+1 settlement cycle. This is scheduled to occur in late 2027, but is subject to change. In relation to the EU, on June 18, 2025, the European Parliament and the Council of the EU reached political agreement on the necessary amendments to the Central Securities Depositaries Regulation (CSDR) to shorten the settlement cycle from T+2 to T+1. On September 17, 2025, the Council of the EU published the draft amendment legislation. The next step is for the Council to formally adopt the legislation which will subsequently be published in the Official Journal of the EU and apply effective October 11, 2027. In the U.K., on February 6, 2025, the Accelerated Settlement Technical Group (ASTG) published the U.K. implementation plan for the first day of trading for T+1 settlement, which it recommends should be October 11, 2027 – this date is in alignment with the EU approach. The ASTG also recommends that the U.K. and other EU jurisdictions should collaborate closely to determine if a coordinated shift to T+1 is possible. On February 19, 2025, the U.K. Government confirmed that it intends to legislate to make T+1 the standard settlement cycle in the U.K. from October 11, 2027. On November 20, 2025, HMT published a policy note and draft version of the amended CSDR. The CSDR changes will reflect and assist with the transition to a T+1 settlement cycle. The deadline for submitting technical feedback on the revised CSDR is February 27, 2026. Pending any comments received on the draft, HMT intends to publish the final revised CSDR in advance of October 11, 2027.
EU Financial Transaction Tax. Based on the European Commission’s 2026 Work Programme published in October 2025, the long-standing proposal for an EU-wide financial transaction tax (FTT), originally introduced in 2013, is being withdrawn. The Commission is withdrawing the FTT proposal due to a lack of progress, potential administrative burdens, and lack of alignment with current EU priorities.
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
The imposition of a FTT with broad application in the U.S., U.K., or EU, or the designation of Federated Hermes or any of its offerings, such as certain money market funds, as a SIFI, also can affect, potentially in a material way, Federated Hermes’ Financial Condition.
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
As of December 31, 2025, given the regulatory environment, and the possibility of future additional regulatory developments and regulatory requirements, and regulatory oversight, Federated Hermes is unable to fully assess the impact of regulatory developments and regulatory requirements, and Federated Hermes' efforts related thereto, on its Financial Condition. Regulatory developments and regulatory requirements in the current regulatory environment, and Federated Hermes' efforts in responding to them, could have further material and adverse effects on Federated Hermes' Financial Condition.
Human Capital Resource Management
At December 31, 2025, Federated Hermes had 2,091 employees, with 1,234 employees in Pittsburgh, Pennsylvania, and surrounding areas, 504 employees in London, England, 60 employees in New York, New York, 30 employees in Boston, Massachusetts, 181 employees in other U.S. locations and 82 employees in other locations outside the U.S.
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

Generally, for employees working in the U.K., and other non-U.S. locations, compensation is based on fixed and variable compensation. Fixed compensation can include base salary, a retirement plan together with equity and other corporate benefits/components for certain positions, and is designed to provide competitive fixed compensation at a level that reflects market compensation. Variable compensation is discretionary based on, among other factors, an employee’s performance, and behavior, as well as team and overall company performance.
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
•The pay mix for Investment Management employees includes variable compensation in the form of discretionary bonuses and takes into account, among other factors deemed relevant, investment offering performance from one-, three- and five-year periods. For employees working in the U.S., all or a portion of any annual performance bonus can be paid in cash or a combination of cash and annual bonus restricted stock. Beginning in 2026 (for any annual performance bonuses payable in 2027), employees working outside the U.S. will be able to receive all or a portion of any annual performance bonus in cash or a combination of cash and annual bonus restricted stock or restricted cash awards depending upon the jurisdiction in which they reside. Investment Management employees are also eligible for periodic restricted stock awards.
•Administrative employees have a pay mix more heavily weighted in fixed pay and are eligible for annual discretionary cash bonuses. Management employees are eligible for periodic restricted stock awards and U.S. senior management employees are also eligible for annual bonus restricted stock awards.
•The components of Federated Hermes’ executive compensation programs are designed to be competitive within the investment management industry and reward outcomes related to a variety of factors including Federated Hermes’ financial, investment, sales and customer service performance as measured against other similar companies within the investment management industry. Financial factors include, for example, Federated Hermes’ operating profits (as defined in Federated Hermes Annual Incentive Plan), AUM, gross offering sales, net offering sales, total revenue (including net revenues after taking into account the net pre-tax impact of any waivers to maintain the yields of certain money market funds at or above zero (Voluntary Yield-related Fee Waivers)), net income and net income per diluted share. Please refer to the Compensation Discussion and Analysis section of Federated Hermes’ Information Statement for additional information regarding executive compensation.
Federated Hermes’ Stock Incentive Plan is designed to support its retention and attraction objectives. Under this program, executive officers and certain employees are eligible to receive periodic restricted stock awards that vest over specified vesting periods (e.g., for U.S. employees, over a ten-year period, and for non-U.S. employees, over a five-year period). The restrictions on the vested portion of an award typically lapse on specified anniversary dates of an award (e.g., for U.S. employees, the award’s fifth- and tenth-year anniversaries, and for non-U.S. employees, generally, for awards prior to November 2025, the award’s sixth, seventh and eighth anniversaries which extend beyond the five-year vesting period in an effort to continue to align the employees’ and Federated Hermes’ interests during the restriction period and for awards effective November 2025 or later, the award’s fifth anniversary). Additionally, for certain groups of employees, a portion of their bonus awards are paid in the form of bonus restricted stock with a three-year ratable vesting schedule with restrictions lapsing on each vesting date.
For all employees working in the U.K., and other non-U.S. locations, discretionary bonus awards above a certain threshold are subject to deferral. Under the deferred bonus scheme, a portion of the bonus is deferred, notionally tracks the performance of certain Federated Hermes Funds, and vests over three years. Effective January 1, 2026 (for any discretionary bonuses paid in 2027), Federated Hermes’ compensation deferral practices have been harmonized globally, with Federated Hermes’ current bonus restricted stock program for U.S. employees being extended to, and replacing the current deferred bonus scheme applicable to, all non-U.S. employees. As a result, for eligible non-U.S. employees (similar to eligible U.S. employees), all or a portion if any annual performance bonus can be paid in cash or a combination of cash and annual bonus restricted stock or restricted cash awards depending upon the jurisdiction in which they reside, and the deferred compensation scheme described above applicable to non-U.S. employees will no longer apply to bonuses payable in 2027 or later and will lapse after three years (or in 2029).The Private Equity and Infrastructure businesses of Federated Hermes also operate carried interest and share of performance fee programs typical in the management of such asset classes.
When Federated Hermes acquires a company or business, the employees of such company can be subject to legacy compensation programs and arrangements until the company or business is fully integrated with Federated Hermes.
For 2025, Federated Hermes’ total Compensation and Related expense was $577.7 million and included, among other items, salary, bonus and share-based compensation expense.
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
Inclusion
As of December 31, 2025, 39% of Federated Hermes’ employees are women. Female representation on Federated Hermes’ board of directors is 33%, and 10% of Federated Hermes’ executive officers are women. In the U.S., 8% of Federated Hermes’ employees are minorities, 34% of business managers are women and/or minorities and 29% of investment professionals are women and/or minorities.
One of Federated Hermes’ core tenets is that employees treat one another with dignity and respect. The company recognizes that a diverse, inclusive, and respectful workplace enhances the employee experience, encourages creativity, supports innovation and individual potential, and strengthens its ability to deliver better long-term risk-adjusted returns for clients and customers, as well as strong long-term business performance. Dignity acknowledges diversity. Diversity encompasses opportunity, acceptance, dignity, and respect. Inclusion is the extent to which each employee is welcomed, accepted, respected, supported, and valued as a team member. In line with this mission, Federated Hermes is committed to fostering a workplace where opportunity is supported and where employees’ unique and individual backgrounds, qualifications, expertise, skills, abilities, capabilities, perspectives, and experiences are recognized and appreciated on their merits for both their potential and actual contributions to the company.
The company actively demonstrates its long-term commitment to offering opportunities based on merit and fostering an inclusive environment. It cultivates the benefits of opportunity and workforce inclusion through its recruitment process, onboarding of new employees, and ongoing employee education and development. It strives to ensure that employees are recruited, engaged, rewarded, recognized, and trained based on their qualifications, skills, abilities, and aptitudes. Federated Hermes implements a long-term, activities-based approach to diversity and inclusion efforts. This approach is centered around four key pillars: driving opportunity and diversity; creating inclusion; outreach; and continuing the ongoing development of the company’s efforts.

The board of directors, executive management, and senior leadership all actively support and endorse the company’s efforts to create a workplace grounded in dignity and respect. The Compensation Committee of Federated Hermes’ board of directors receives periodic updates and reports from management on these efforts and compensation practices. Management may also receive periodic updates. These efforts are advanced in collaboration with management and employees at all levels by various teams and resource groups across the company, including the Human Resources Department.
The company provides opportunities to qualified individuals without regard to race, color, national origin, religion, sex, pregnancy, sexual orientation, gender identity or expression, mental or physical disability, age, familial or marital status, ancestry, military status, veteran status, genetic information, or any other prohibited criteria, protected characteristic, or class under laws applicable to Federated Hermes.
Employees are encouraged to raise any human resources-related questions or concerns and to report any instances of discrimination, bullying, harassment, or other inappropriate conduct they experience or witness to their manager or the Human Resources Department. Separately, the company also provides a confidential phone line and website portal, operated by a third-party service provider, through which employees can report various compliance matters, if they choose.

Information about our Executive Officers
The following section sets forth certain information regarding the executive officers of Federated Hermes as of February 27, 2026:

Name	Position	Age
J. Christopher Donahue	President, Chief Executive Officer, Chairman and Director of Federated Hermes, Inc.	76

Thomas R. Donahue	Vice President, Treasurer, Chief Financial Officer and Director of Federated Hermes, Inc. and President of FII Holdings, Inc.	67

Dolores D. Dudiak	Vice President, Director of Human Resources of Federated Hermes, Inc.	67

John B. Fisher	Vice President and Director of Federated Hermes, Inc. and President and Chief Executive Officer of Federated Advisory Companies*	69

Peter J. Germain	Executive Vice President, Chief Legal Officer and Secretary of Federated Hermes, Inc.	66

Richard A. Novak	Vice President, Assistant Treasurer and Principal Accounting Officer of Federated Hermes, Inc.	62

Saker A. Nusseibeh	Chief Executive Officer, Federated Hermes Limited	64

Paul A. Uhlman	Vice President of Federated Hermes, Inc. and President of Federated Securities Corp.	59

Stephen P. Van Meter	Vice President and Chief Compliance Officer of Federated Hermes, Inc.	50

Theodore W. Zierden III	Vice President of Federated Hermes, Inc.	65
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
Mr. Thomas R. Donahue has served as Vice President, Treasurer and Chief Financial Officer of Federated Hermes since 1998. He previously served as a member of Federated Hermes’ board of directors from May 1998 to April 2004 and was re-elected to Federated Hermes’ board of directors in April 2016. He also serves as an Assistant Secretary of Federated Hermes and is a director and President of FII Holdings, Inc., a wholly-owned subsidiary of Federated Hermes. He serves as a director of Federated Hermes Limited (FHL). He also serves as a director, trustee or officer of various other Federated Hermes subsidiaries. He is also a director or trustee of seven investment companies managed by subsidiaries of Federated Hermes.

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
Mr. Stephen P. Van Meter has served as Vice President and Chief Compliance Officer of Federated Hermes since July 2015. Between October 2011 and July 2015, he served as Compliance Operating Officer at Federated Hermes. Between October 2007 and October 2011, he served as Senior Counsel in the Division of Investment Management, Office of Chief Counsel, at the SEC. Between September 2003 and October 2007, Mr. Van Meter served as Senior Counsel in the SEC’s Division of Enforcement.
Mr. Theodore W. Zierden III has served as Vice President of Federated Hermes since July 2024. He has also served as the President-Administration of Federated Services Company since 2012. In such capacity, he manages the Global Technology Organization, Enterprise Delivery, Data Governance, Investor Services and Financial Planning and Analysis, which includes responsibility for company-wide mergers and acquisitions. Mr. Zierden is also Executive Managing Director of the Federated Hermes Private Markets business.
As Federated Hermes announced on December 2, 2025, effective April 30, 2026, Mr. John B. Fisher will step back from full-time responsibilities and no longer serve as an executive officer of Federated Hermes. Mr. Fisher is expected to remain actively involved in several major strategic initiatives as Chairman of the Federated Advisory Companies. Mr. Paul A. Uhlman will replace Mr. Fisher as President and CEO of the Federated Advisory Companies. Mr. Uhlman, who has been with Federated

Hermes for 35 years, will remain a Vice President and executive officer of Federated Hermes. Mr. Bryan M. Burke (age 53), Federated Hermes’ National Sales Director, Strategic Solutions, and Executive Vice President, Federated Securities Corp., will replace Mr. Uhlman as President, Federated Securities Corp., and become a Vice President and executive officer of Federated Hermes. He has been with Federated Hermes for 23 years. These leadership changes will be effective after a transition period on April 30, 2026.
Mr. Fisher will remain on Federated Hermes’ Board of Directors during the transition period but is not standing for re-election to the Board at the next Annual Meeting of Shareholders of Federated Hermes, which will be held on April 30, 2026. Mr. Uhlman has been nominated for election to the Board at the next Annual Meeting of Shareholders.
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
ITEM 1A – RISK FACTORS
Risk is inherent to Federated Hermes’ investment management business and offerings. Global financial, securities, capital, commodities, currency, real estate, energy, credit and other markets (collectively, as applicable, markets) are inherently uncertain and subject participants to a variety of risks. If any of the following risks arise, Federated Hermes’ Financial Condition can be materially adversely affected. The risks described below are not exhaustive, and additional risks including those not presently known or considered immaterial can also adversely affect its Financial Condition.
Specific Risk Factors
Risks Related to Federated Hermes’ Investment Management Business and Offerings
Potential Adverse Effects of a Material Concentration in Revenue. At any time, a significant portion of Federated Hermes’ total AUM or revenue can be concentrated in one or more investment offerings, asset classes, or customers. See Note (5) to the Consolidated Financial Statements for information on material concentrations in Federated Hermes’ revenue. A significant and prolonged decline in the AUM of materially concentrated offering, strategy, or asset class can materially adversely affect Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these offerings, strategies and assets. Similarly, significant adverse changes in relationships with customers or shareholders representing material concentrations can materially adversely affect future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this customer or shareholder. A significant change in Federated Hermes’ business and offerings, or a significant reduction in AUM due to regulatory developments and new or amended regulatory requirements, market changes, such as significant and rapid increases or decreases in interest rates over a short period of time causing certain investors to prefer direct investments in interest-bearing securities, non-competitive performance, declines in asset values, the availability, supply and/or market interest in repurchase agreements and other investments, significant deterioration in investor confidence, continuing declining or prolonged periods of low short-term interest rates or negative interest rates or negative yields and resulting fee waivers, investor preferences for deposit products or other Federal Deposit Insurance Corporation (FDIC)-insured products, or certain exchange-traded offerings, index funds or other passive investment offerings, changes in offering fee structures, changes in relationships with customers, or other circumstances, or factors that change Federated Hermes’ business and offerings, reduce AUM or alter asset mix, can materially adversely affect Federated Hermes’ Financial Condition.
Potential Adverse Effect of Providing Financial Support to Investment Offerings. Federated Hermes can, from time to time, elect to provide financial support to its sponsored investment offerings. Such support requires the use of capital otherwise available for corporate purposes or to meet applicable capital or liquidity requirements. Any losses from such support, or an inability to have or timely deploy sufficient capital, can materially adversely affect Federated Hermes’ Financial Condition.

Risk of Federated Hermes’ Money Market Offerings’ Ability to Maintain a Stable Net Asset Value. Approximately 53% of Federated Hermes’ total 2025 revenue was attributable to money market assets. Money market fund investments are neither insured nor guaranteed by the FDIC or any other government agency. Federated Hermes’ retail, government/public debt, private and collective money market funds seek to maintain a stable or constant NAV, and its non-U.S. low-volatility NAV money market funds seek to maintain a constant NAV, but will move to a four-digit NAV if such fund’s NAV falls outside of a 20-basis point collar. While stable or constant NAV money market funds seek to maintain a NAV of $1.00 per share, it is also possible to lose money by investing in these funds. Federated Hermes also offers institutional prime or municipal (or tax-exempt) money market funds which transact at a fluctuating NAV that use four-decimal-places ($1.0000), and a short-term variable NAV non-U.S. money market fund. It is also possible to lose money by investing in these funds. Federated Hermes devotes substantial resources to credit analysis, integration of proprietary insights from fundamental investment analysis (including governance, environmental or social factors and engagement interactions for many of its investment offerings) and security valuation, managing its offerings. However, the NAV of an institutional prime or municipal (or tax-exempt) money market fund, or variable NAV fund or, if the above described conditions are met, a low-volatility NAV money market fund, can fluctuate, and there is no guarantee that a retail, government/public debt, private and collective (i.e., stable or constant NAV) money market fund will be able to preserve a stable or constant NAV in the future. Market conditions, liquidity constraints, prolonged periods of low interest rates or regulatory developments and requirements that limit supply of money market securities, create illiquidity, or shift asset levels and mix can adversely affect money market fund NAVs, asset levels and performance. If the NAV of a Federated Hermes stable or constant NAV money market fund were to decline to less than $1.00 per share, or if the fluctuating NAV of an institutional prime or municipal (or tax-exempt) money market fund, or variable NAV money market fund or low-volatility NAV money market fund consistently or significantly declines to less than $1.0000 per share, such Federated Hermes money market fund would likely experience significant redemptions, resulting in reductions in AUM, loss of shareholder confidence and reputational harm, all of which can cause material adverse effects on Federated Hermes’ Financial Condition. Under U.S. money market fund reforms, significant daily redemptions from institutional prime or municipal (tax-exempt) money market funds also can trigger discretionary or mandatory redemption fees, potentially leading to further AUM reductions, loss of confidence, and material adverse effects on Federated Hermes’ Financial Condition.
Potential Adverse Effects of Increased Competition in the Investment Management Business. The investment management business is highly competitive. Federated Hermes competes with other investment advisors, fund managers, broker‑dealers, banks, insurance companies and other institutions in the management and distribution of investment offerings, stewardship services, real estate development and renewal energy project services, many of which have substantially greater resources and brand recognition. Certain intermediaries also distribute proprietary or competitor offerings that can be prioritized over Federated Hermes’ offerings. Federated Hermes’ offerings also can compete against each other as new similar or “clone” offerings (such as exchange-traded funds with similar strategies as mutual fund offerings), or new exchange-traded share classes are added to mutual funds, which can result in redemptions from traditional mutual funds or share classes.
Competition is based on various factors, including, among others, business reputation, investment performance, quality of service, engagement, carbon neutrality and other governance, environmental or social-related commitments and initiatives, the strength and continuity of management and selling relationships, distribution services offered, technological innovation (e.g., the use of financial technology, tokenization, block chain, artificial intelligence, natural language processing, digital client engagement tools and data science), the ability to generate, validate and publish accurate reports in a timely manner, the ability to offer customers and shareholders 24/7 access to their funds, the type (e.g., passively- versus actively-managed, fund versus FDIC-insured deposits, governance, environmental or social factor integrated versus non-governance, environmental or social factor integrated) and range of offerings made available, fees charged, customer or shareholder preferences, political or other views surrounding governance, environmental or social-related offerings or governance, environmental or social factor integration, transformation, and investing, and geopolitical developments. As with any highly competitive market, competitive pricing structures are important. If competitors charge lower fees for similar offerings, Federated Hermes has reduced, or can further reduce, the fees on its own offerings (either directly on a gross basis or on a net basis through fee waivers) for competitive purposes to retain or attract customers and shareholders. Increased competition also can require changes in Federated Hermes’ business strategy or model, offerings, operational strategies, governance, environmental or social strategies and human resource management strategies to respond to competition from existing and new market innovations and competitors, which can increase expenses, create risks that such changes will not be successfully implemented, and cause Federated Hermes to not achieve its long-term strategic objectives. Such fee reductions, business strategy changes, or other effects of competition, or failures to adequately adjust to meet competition, can have a material adverse effect on Federated Hermes’ Financial Condition.
Many of Federated Hermes’ offerings are designed for banks, insurance companies and other institutional investors, which hold a large portion of its assets, particularly in money market, fixed‑income and alternative/private market strategies. Changes in the structure or attractiveness of institutional investment offerings, due to regulatory developments, market conditions, competing offerings (such as FDIC-insured deposit products or non-transparent, actively managed ETFs) or other factors, can limit Federated Hermes’ ability to retain or grow market share and materially adversely affect profitability and Federated Hermes’ Financial Condition. Certain offerings can also be impact-oriented or other governance, environmental or social offerings and unsuitable for certain fiduciary customers in the U.S. without consent, or disfavored for political or other reasons, which can constrain asset growth and adversely affect, potentially in a material way, future profitability and Federated Hermes’ Financial Condition.
A significant portion of Federated Hermes’ revenue is derived from the financial intermediary market, comprising over 11,000 institutions and intermediary customers worldwide. Federated Hermes’ future profitability depends on retaining and growing market share and can be adversely affected by banking and securities industry consolidation and regulatory developments impacting customers and shareholders.
There can be no assurance that Federated Hermes’ growth is sustainable or that it can maintain its current size and scale, and competitive, market and other factors can result in reduced growth or contraction, adversely affecting, potentially in a material way, Federated Hermes’ Financial Condition.
Risks Related to the Development of New Offerings. Federated Hermes’ financial performance depends, in part, on its ability to successfully develop, market and manage new investment and related offerings. Developing and introducing new offerings requires sustained innovation and significant time, resources and ongoing support and investment. The introduction of new offerings involves substantial risks and uncertainties, including implementation of controls, operational readiness, changing customer, shareholder and market preferences, competitive pressures and regulatory compliance. New offerings often require three or more years in the marketplace to establish track records sufficient to attract significant AUM. Customers, shareholders and intermediaries increasingly seek tailored investment outcomes and value-added services beyond traditional offerings. Failure to innovate, successfully launch new offerings or manage related risks can reduce market share and AUM, harm business reputation and shareholder confidence, and materially adversely affect Federated Hermes’ Financial Condition.
Potential Adverse Effects of Changes in Federated Hermes’ Distribution Channels. Federated Hermes distributes its investment offerings as a wholesaler through financial intermediaries, including banks, broker‑dealers, registered investment advisors and other financial planners, and also sells investment offerings, stewardship services, real estate development services, and renewable energy project development services, including the origination and monetization of development-stage renewable projects, directly to corporations, institutions, government agencies and other customers. Revenues from certain development services can be linked to project activity and milestone-based payments, which can be difficult to forecast and can increase period-to-period revenue volatility. There can be no assurance that diversification efforts (whether to Federated Hermes’ offerings or geographically), governance, environmental or social positioning, or investments in technology, data and analytics to support distribution efforts will be successful. There can also be no assurance that Federated Hermes will maintain access to current customers or distribution channels, or that market conditions will support the sale or financing of development-stage projects on acceptable terms, that customers will not narrow or reduce the offerings they distribute, that such relationships will continue over time or on existing terms, or that sales and distribution efforts will be successful. The impact of Voluntary Yield-related Fee Waivers (if any), other waivers for competitive purposes and related reductions in distribution expense can vary depending upon, among other variables, changes in distribution models, changes in such customers’ distribution fee arrangements, changes in customer or shareholder relationships and changes in the extent to which the impact of the waivers is shared by one or more customers. Distribution costs as a percentage of total fund revenue increased to 29% in 2025 compared to 28% in 2024.
Potential Adverse Effects of Declines in the Amount of or Changes in the Mix of Assets under Management. A significant portion of Federated Hermes’ revenue is derived from investment advisory fees, which are typically based on the value of managed assets and vary with the type of asset being managed, with higher fees generally earned on multi-asset and equity investment offerings than on alternative/private markets, fixed income and money market offerings. Federated Hermes can also earn performance fees or carried interest on certain offerings and types of assets. Mutual fund and other fund offerings generally generate higher advisory fees than Separate Accounts, and components of distribution expense can vary by asset class, distribution channel and/or customer or shareholder relationship. Accordingly, changes in customer or shareholder activity, security or other asset values, the level of subscriptions or redemptions, overall asset mix among offerings, and average asset mix across offerings or asset types can materially affect AUM and Federated Hermes’ revenue, profitability and growth. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market, multi-asset, and fixed-income funds than the revenue earned from managed assets in equity and alternative/private markets funds. A significant portion of Federated Hermes’ managed assets is held in offerings that permit redemptions or withdrawals at any time. Capacity constraints, where the size of AUM in a particular offering or asset class make it more difficult to efficiently trade, can require certain offerings or asset classes to be partially or fully closed to new investments, potentially resulting in redemptions or asset reallocation. Changing market conditions, regulatory developments and regulatory requirements, among other factors, can cause a shift in Federated Hermes’ asset mix among offerings or asset classes, such as towards money market and fixed-income offerings, between money market offerings or from money market offerings to other offerings. Each of these factors can cause a decline in or otherwise affect, potentially in a material way, Federated Hermes’ Financial Condition.
Impairment Risk. At December 31, 2025, Federated Hermes had approximately $1.2 billion of intangible assets including goodwill, the vast majority of which represent assets capitalized in connection with acquisitions and business combinations. Federated Hermes might not realize the value of these assets. Management performs a review of the carrying values of goodwill and indefinite-lived intangible assets annually or when indicators of potential impairment exist and periodically reviews carrying values of other assets to determine whether events and circumstances indicate an impairment in value has occurred. Asset values can be impaired by various factors including, among others, reduced projected revenues, lower managed assets, increased expenses, higher discount rates or changes in interest rates. Any identified impairment would cause a write-down of the carrying value of the asset, resulting in a noncash charge which would adversely affect Federated Hermes’ results of operations and Financial Condition for the period.
Potential Adverse Effects of Termination or Failure to Renew Advisory Agreements. A substantial majority of Federated Hermes’ revenue is derived from investment advisory agreements with Federated Hermes Funds (and to a lesser extent, sub-advised mutual funds) registered under the 1940 Act that are terminable upon 60 days’ notice. These agreements must be approved and renewed annually by each mutual fund’s board, including independent directors or trustees, or by shareholders, as required by law. Failure to renew, termination of, or fee reductions under a significant number of these agreements can materially adversely affect Federated Hermes’ Financial Condition. Under the 1940 Act, each mutual fund investment advisory agreement automatically terminates upon assignment, although a new agreement can be approved by the mutual fund’s board and, if required by law, its shareholders. A sale or other transfer of a sufficient number of shares of Federated Hermes’ voting securities to transfer control of Federated Hermes can be deemed an assignment in certain circumstances. An assignment, actual or constructive, will trigger these termination provisions and can adversely affect Federated Hermes’ ability to realize the value of these agreements.
Investment advisory agreements for Separate Accounts not subject to the 1940 Act are generally terminable on notice (or, in certain cases, after a 30-day, 60-day or other notice period) and, as required by the Advisers Act, require customer consent for assignment. Failure to obtain required customer consents for an actual or constructive assignment can adversely affect Federated Hermes’ ability to realize the value of these agreements. Regarding the investment advisory agreements with non-U.S. registered or unregistered Federated Hermes Funds, shareholder notice or consent can be required if, after an investment advisory agreement is entered into, there are changes to fees. Such investment advisory agreements are generally terminable for any reason, without cause, after a 30-day to 90-day (or other) notice period. Customer consent to amend investment advisory agreements for non-U.S. Separate Accounts can be required for amendments to such agreements, and such agreements also are generally terminable for any reason, without cause, after a 30-day to 90-day (or other) notice period. The terms of investment advisory agreements, including consent or director or trustee, shareholder or other notice or approval requirements for amending, renewing, or terminating them, can be negotiated and vary among types of Federated Hermes Funds and Separate Accounts. Termination, failure to renew or fee reductions under investment advisory agreements, particularly with significant customers or a series of customers, would reduce revenue and can adversely affect, potentially in a material way, Federated Hermes’ Financial Condition.
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
Risks Related to Interest Rates and Investment Performance
Potential Adverse Effects of Rising Interest Rates. Increases in interest rates can adversely affect Federated Hermes’ revenue from money market, fixed‑income, alternative/private markets and other investment offerings. Equity security values (such as dividend‑paying equity securities) can fluctuate in response to interest rate changes. In rising short‑term rate environments, certain investors can shift from money market or other short‑duration fixed income offerings to direct investments in comparable instruments to seek higher yields. Rising interest rates also tend to reduce the fair value of securities held in various offerings. Rising interest rates can reduce the value of intangible or other assets and increase impairment risk. Rising rates can also reduce demand for, increase the cost of financing, and adversely affect the value and returns of, real estate and other alternative offerings. Additional adverse effects of rising interest rates can include, among others, reduced liquidity, inflation and decreased affordability, changes in customer or shareholder preferences, higher borrowing costs, increased market volatility, and decreased performance of Federated Hermes’ offerings and revenue. The timing and magnitude of these impacts (including, for example, on Federated Hermes’ revenues) are uncertain but can materially adversely affect Federated Hermes’ Financial Condition.
Potential Adverse Effects of Low Short-Term Interest Rates. The federal funds target rate drives short-term interest rates. In a near-zero or negative interest-rate environment, gross yields on certain money market funds can be insufficient to cover the fund’s operating expenses, resulting in Federated Hermes incurring Voluntary Yield-related Fee Waivers, which can be partially offset by related reductions in distribution expense as a result of Federated Hermes’ mutual understanding and agreement with third-party intermediary customers to share the impact of the Voluntary Yield-related Fee Waivers. Following multiple increases in 2022 and 2023 and subsequent reductions in 2024 and 2025, the federal funds target rate was 3.50 - 3.75% as of December 31, 2025, and remained in that range as of January 28, 2026. See Item 1A – Risk Factors – Specific Risk Factors – Risks Related to Federated Hermes’ Investment Management Business and Offerings – Potential Adverse Effects of Increased Competition in the Investment Management Business for information on competitive waivers currently being implemented by Federated Hermes, other than the Voluntary Yield-related Fee Waivers.
Voluntary Yield-related Fee Waivers are calculated as a percentage of AUM in certain money market funds and can vary based on the asset levels and mix. While the level of fee waivers is impacted by various factors, as an isolated variable, increases in short-term interest rates that result in higher yields on securities purchased in money market funds would likely reduce the negative pre-tax impact of these waivers. Conversely, as an isolated variable, decreases in short-term interest rates that result in lower or negative yields on securities purchased in money market funds generally would result in an increase in these fee waivers for certain money market funds and the negative pre-tax impact of these waivers. In that case, Federated Hermes can be required to implement structural changes to certain money market funds and incur additional expenses associated with implementing such changes. Any increases in yields due to increases in interest rates and resulting decreases in fee waivers, or any decreases in yields due to decreases in interest rates and resulting increases in fee waivers, would be uncertain and not directly proportional. The level and actual amount of fee waivers, and the resulting negative impact of these fee waivers, are contingent on a number of variables, such as changes in assets within the money market funds, changes in yields available for purchase by such funds, changes to the level of government stimulus programs (if any), which can result in the issuance of additional Treasury debt instruments, actions by the Federal Open Market Committee (FOMC), the USDT, the SEC, the FSOC and other governmental entities, changes in expenses of the money market funds, changes in the mix of money market assets, changes in customer or shareholder relationships, changes in money market offerings structures, demand for competing investment offerings, changes in distribution fee arrangements with third parties, Federated Hermes’ willingness to implement, or, when applicable, continue, Voluntary Yield-related Fee Waivers and changes in the extent to which the impact of the waivers is shared by third parties. In any period, a combination of variables can impact the amount of Voluntary Yield-related Fee Waivers, if any, and the actual amount and resulting negative impact of future fee waivers, if any, can vary significantly from period to period.
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
Federated Hermes did not incur Voluntary Yield-related Fee Waivers for the years ended December 31, 2025, 2024 or 2023. However, the duration, level and impact of future interest‑rate declines or future Voluntary Yield-related Fee Waivers can materially adversely affect Federated Hermes’ Financial Condition.
Potential Adverse Effects of Poor Investment Performance. Success in the investment management business depends largely on the investment performance of Federated Hermes’ Funds, Separate Accounts, and other offerings relative to market conditions and competing offerings. Investment performance also depends on security selection, proper valuation, liquidity management and the performance of underlying portfolio investments. Value and performance of Federated Hermes’ offerings, and underlying portfolio investments, can also be adversely impacted, potentially in a material way, by climate, social, environmental, governance, benchmark, index and geopolitical changes, as well as associated pricing, operational, implementation and other risks. Strong performance generally supports AUM retention and growth, resulting in additional revenues, including, among other revenue, performance fees or carried interest, while poor performance or failure to meet stated

investment objectives and policies of offerings tends to have the opposite effect. There can be no guarantee that any offering, or underlying investment, will be successful or have good performance. An offering being, or becoming, an unsuitable offering for a customer or shareholder, whether due to changes in investment objectives or otherwise, also tends to result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. For certain offerings, failure to integrate and apply acceptable governance, environmental or social standards, carbon neutrality or climate change strategies, or sustainability or responsible investment principles, can be considered in determining, or result in, poor performance, and result in decreased sales and increased redemptions, and failure to earn performance fees, carried interest and/or other fees. The failure to earn performance fees, carried interest and/or other fees results in a corresponding decrease in revenues to Federated Hermes. Poor performance can, therefore, have a material adverse effect on Federated Hermes’ Financial Condition. Market conditions, such as volatility, illiquidity and rising or falling interest rates, among others, can adversely affect the performance of certain quantitative or other offerings, asset classes or sectors. Limitations imposed by certain customers, trade agreements, tariffs and government-imposed restrictions, such as those on investments in certain countries or companies, can limit investment opportunities and negatively affect performance. Performance can also be adversely affected by inferior security selection, human error, government or issuer financial constraints, climate change that impacts portfolio company performance, pandemics or other unexpected events, and other factors. The effects of poor performance on Federated Hermes can be magnified where assets, customers or shareholders are concentrated in certain offerings, asset classes or sectors. Changes in foreign currency exchange rates and poor performance of investments made by Federated Hermes, or derivatives (including, for example, hedges or forward contracts) or other financial transactions entered into by Federated Hermes, can result in investment or capital losses and materially adversely affect Federated Hermes’ Financial Condition. The failure or poor performance of competitors’ offerings, which can be like those offered by Federated Hermes, can undermine investor confidence in those offering types, regardless of Federated Hermes’ own performance.
Risk Related to Federated Hermes’ Common Stock and Corporate Structure
Common Stock and Status as a Controlled Company. Federated Hermes has two classes of common stock: Class A, which has voting power; and Class B, which is non-voting except in certain limited circumstances. All the outstanding shares of Class A common stock are held by the Voting Shares Irrevocable Trust for the benefit of certain members of the Donahue family. The three trustees of this trust are Federated Hermes’ President and CEO and Chairman of the board of directors, J. Christopher Donahue, his brother, Thomas R. Donahue, Federated Hermes’ Vice President, Treasurer and Chief Financial Officer and a director, and Ann C. Donahue, the wife of J. Christopher Donahue. Accordingly, Federated Hermes qualifies as a “controlled company” under Section 303A of the NYSE Listed Company Manual. As a controlled company, Federated Hermes qualifies for and relies upon exemptions from several NYSE corporate governance requirements, including requirements that: (1) a majority of the board of directors consists of independent directors; and (2) the entity maintains a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. As a result, while Federated Hermes’ board of directors can from time to time have a majority of independent directors, Federated Hermes’ board of directors is not required to have (and, as of December 31, 2025, did not have) a majority of independent directors. It also does not maintain a nominating/corporate governance committee. Federated Hermes is also exempt as a “controlled company” from certain additional independence requirements and responsibilities regarding compensation advisors applicable to Compensation Committee members. The Class A common stock and Class B common stock of Federated Hermes have equal rights to dividends and distributions, when declared, whether in cash or stock, and receive the same amount of consideration per share, notwithstanding any differences in voting rights, in the event of a purchase of Federated Hermes by another entity by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger, consolidation or stock purchase) or a sale of all or substantially all of the assets of Federated Hermes. There can be no assurance that Federated Hermes will generate sufficient earnings and cash flow to pay dividends or distributions at current levels or at all. Any reduction or elimination of dividends can adversely affect the market price of Federated Hermes’ Class B common stock. While Federated Hermes believes its dual-class structure is appropriate and benefits its shareholders, and should be a factor taken into account by shareholders when investing in Federated Hermes, as a company with a dual-class structure, Federated Hermes can be excluded from certain financial indexes, which can result in decreased investments in its Class B common stock and adversely affect its stock price. The sale or issuance of substantial amounts of Federated Hermes’ Class B common stock in the public market also can adversely affect its price. If existing shareholders sell substantial amounts of Class B common stock, or if there is a perception that such sales will occur, the market price of Federated Hermes Class B common stock can decline as a result.

General Risk Factors
Economic and Market Risks
Potential Adverse Effects of a Decline or Disruption in the Economy or Markets. Economic or market downturns, deficits, disruptions or other domestic or international conditions can result in volatility, illiquidity and other adverse market effects, including, among other potentially material adverse impacts, reduced investment supply (such as money market or municipal (tax-exempt) securities), diminished profitability, and performance, and demand for and investor confidence in, investment offerings. These conditions can include, among others, market disruptions, sector defaults or underperformance, changes in consumer spending and personal savings, unemployment, excessive or unsustainable private, public, corporate, or emerging market debt levels, increased bankruptcies, supply‑chain disruptions, shifts in fiscal or monetary policy or reform (such as stimulus programs, quantitative easing or tightening) or other market-related activities), central bank changes in risk perception or activism through continued, high/rising deficits, market wariness, increased or decreased ownership, exchange, cancellation or issuance of debt or other means, increased regulation or the pace of new regulation or deregulation, changes in interest rates, changes in oil prices or other changes in commodity markets or prices, changes in currency values, changes in property values and financial costs, or exchange rates or currency abandonment, inflation, deflation, or stagflation, index changes, widening bid/ask spreads, changes in the allocation of capital to market-making, restructuring of government-sponsored entities, imposition of economic sanctions or government-imposed investment restrictions, trade friction or trade wars and increased trade tariffs, economic or political weakness, political turmoil, changes in political views on governance, environmental or social-related matters, geopolitical tensions (such as between the U.S. and Russia, China, Iran, North Korea and Venezuela) or military escalation (such as Russia’s invasion of Ukraine or the Israel-Hamas war) or other instability in certain countries or regions, technology-related or cyber-attacks or incidents, terrorism, climate change, the prospects for or concerns about any of the foregoing factors or events, or other factors or events that affect the markets. In addition, power grid congestion or capacity constraints, including curtailment of renewable generation or storage, can reduce project economics and delay or limit project development and related services. These and related factors or events can contribute to volatility, illiquidity, economic or market downturns, loss of value, market or supply‑chain disruptions and other adverse effects. For example, actual or threatened sanctions or tariffs can lead to, among other effects, currency devaluation, credit‑rating downgrades, reduced liquidity, increased volatility, asset freezes or retaliatory measures, which can exacerbate cybersecurity, market and other risks. See also Item 1A – Risk Factors – General Risk Factors – Other General Risks – Potential Adverse Effects of Unpredictable Events or Consequences.
Federated Hermes’ offerings, and portfolio investments can be adversely affected, potentially in a material way, by changes in U.S., U.K., EU or other markets, sovereign credit‑rating downgrades of debt-limit and other economic developments, or other actual or potential deterioration in international sovereign or other market conditions.
At December 31, 2025, Federated Hermes’ liquid assets of $769.4 million included investments in certain money market and fluctuating‑NAV Federated Hermes Funds with direct and/or indirect exposure to international sovereign debt and currency risks. Federated Hermes and its money market and other Federated Hermes Funds also rely on and interact with financial industry participants, including counterparties, broker‑dealers, banks, clearing organizations, other investment offerings, service providers, customers, and shareholders, whose creditworthiness or financial soundness can adversely affect Federated Hermes’ Financial Condition, particularly during periods of market stress. Losses arising from these exposures can materially adversely affect Federated Hermes’ Financial Condition.
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
No Assurance of Access to Sufficient Liquidity or Capital. Like other companies, Federated Hermes’ operations, including corporate actions like stock repurchases, acquisitions and other actions, can at times require more cash than operations generate. In such cases, Federated Hermes can borrow money from lending facilities or raise capital through new debt or equity issuances or sales. Certain subsidiaries including its broker-dealer and certain non-U.S. subsidiaries, can also be required to maintain specified liquidity levels or regulatory capital. Significant changes to required capital, operating losses, or extraordinary charges against required capital can adversely affect their ability to maintain or expand operations if Federated Hermes cannot make additional investments in them. Federated Hermes’ ability to raise additional capital depends on many factors including, for example, its creditworthiness, credit ratings, stock value, interest rates and general market conditions. There can be no assurance that Federated Hermes will be able to obtain or maintain necessary capital or obtain funds or financing on acceptable terms, if at all. Failure to obtain or maintain needed capital can materially adversely affect Federated Hermes’ Financial Condition. Likewise, if a Federated Hermes Fund needs liquidity to pay shareholder redemptions or for other reasons, there can be no assurance it can access credit lines, inter-fund lending arrangements, or other liquidity sources on acceptable terms, if at all, which can have a material adverse effect on such Federated Hermes Fund and result in redemptions and a corresponding reduction in Federated Hermes’ AUM and revenue. While not obligated, if Federated Hermes elects to provide credit support to a Federated Hermes Fund, its own liquidity and income can be adversely affected. These factors can materially adversely affect Federated Hermes’ Financial Condition.
Regulatory and Legal Risks
Potential Adverse Effects of Changes in Laws, Regulations and Other Regulatory Requirements. Like other companies, Federated Hermes, its investment management business, and its offerings are subject to extensive regulation globally, and any new business line, acquired business, or new or acquired offerings would be as well. In the U.S., key regulatory requirements include, among others: the 1933 Act, the 1934 Act, the 1940 Act, the Advisers Act and other federal securities laws; state anti-fraud, state registration and certain other state laws; regulations and other rules, promulgated by various regulatory authorities, self-regulatory organizations or exchanges. Securities laws can be substantially amended from time to time.
The SEC primarily regulates Federated Hermes and its U.S.‑distributed offerings. FINRA also regulates Federated Hermes, particularly its registered broker-dealer subsidiary. Federated Hermes, and certain Federated Hermes Funds, are also subject to CFTC and National Futures Association (NFA) regulation when their investments in futures, swaps or certain other commodity interests are above de minimis levels.
Outside the U.S., Federated Hermes, its business, and its offerings are regulated by foreign regulatory or other authorities, such as the FCA (U.K.), CBI (Ireland), CIMA (Cayman Islands), Monetary Authority of Singapore, ASIC (Australia) and CSSF (Luxembourg), which can impose different regulatory requirements than in the U.S. Operating outside the U.S. through foreign subsidiaries and offerings organized or distributed outside the U.S. can provide a different (including a lessor) level of legal protections, transparency, and regulatory certainty than in the U.S.
Recent and future legislation by Congress, state legislatures, foreign parliaments, and other governments, and rulemaking by the SEC, FINRA, CFTC, NFA, NYSE, state or local governments and regulators, the FCA, CBI, CIMA, Monetary Authority of Singapore, ASIC, CSSF, and other regulators, self-regulatory organizations or exchanges, have increased, and can further increase, Federated Hermes’ operating expenses, and affected the conduct of its offerings, as well as its AUM, revenues, and operating income. Federated Hermes’ offerings are affected by regulatory requirements and regulatory authorities that impact the way Federated Hermes’ offerings are structured, marketed, distributed, delivered or sold. Federated Hermes’ stewardship (engagement and proxy recommendations) services are also impacted by securities laws, proxy‑advisor regulation, antitrust or competition laws, governance, environmental, and social‑related laws, and other regulatory requirements, as well as Congressional and other governmental inquiries, examinations, investigations, hearings, and enforcement. Regulatory requirements applicable to banks, other financial institutions, intermediaries, real estate and power generation can also affect Federated Hermes and its offerings, including changes to renewable energy grid connection, capacity allocation, and permitting regimes that can delay projects or reduce their viability.
Failure to comply with applicable U.S. and non-U.S. regulatory requirements can result in regulatory enforcement, civil or criminal liability, the imposition of sanctions or restrictive orders, and/or a wide range of liability or other disciplinary actions against or affecting Federated Hermes, its business or its offerings, including monetary damages, injunctions, disgorgements, fines, penalties, cease and desist orders, censures, reprimands, and the revocation, cancellation, suspension or restriction of licenses, registration status or required approvals. A public regulatory issue can also have a negative impact on Federated Hermes’ reputation. Accordingly, a failure to comply with applicable regulatory requirements can affect, potentially in a material way, Federated Hermes’ offerings and Financial Condition.
Growth of Federated Hermes’ business and offerings (whether organic or through acquisitions, product expansion, market appreciation, or entry into new jurisdictions or markets, or otherwise) can increase compliance obligations, costs and risk, reporting risks, and operating costs. The pace of the issuance and adoption/enactment of new regulatory developments and regulatory requirements, overlapping compliance deadlines, and actual or potential conflicts amongst requirements and regulatory approaches across or among the various jurisdictions where Federated Hermes operates, and its offerings are distributed or marketed, compound compliance risks, internal and external resource requirements, and operational costs. Compliance risk, internal and external resource requirements, and operating expenses also can increase as Federated Hermes continues to expand its use of governance, environmental or social, sustainability, stewardship or other data inputs or investment techniques in providing its offerings, as well as when markets, customer or shareholder requirements, support models and technology increase in complexity. Federated Hermes has taken steps to integrate proprietary insights from fundamental investment analysis, including governance, environmental or social factors and engagement interactions, into many of its offerings. Related compliance expense is further exacerbated by the increasing spectrum of governance, environmental or social disclosure requirements that can differ between jurisdictions, countries and markets, as well as jurisdiction-specific legislation affecting the ability to utilize certain (e.g., non-material) governance, environmental or social research factors to manage certain customer assets (such as state government or pension fund assets). Failure to comply with legal and regulatory requirements, or changes to legal and regulatory requirements, whether due to conflicts of interest, breaches of fiduciary duty, trading on the basis of material nonpublic information, other improper conduct by employees or service providers, inadequate processes, procedures and controls, or other causes, can impact market integrity, customer or shareholder outcomes and satisfaction, performance and Federated Hermes’ reputation, as well as its compliance with its investment advisory and other agreements, licensing requirements and governance and compliance policies, and result in lost business, fines, penalties or other sanctions. Significant or repeated failures also can change Federated Hermes’ regulators’ views of, and relationship with, Federated Hermes. Regulators or other government bodies also have undertaken or can undertake examinations, investigations, inquiries, hearings and/or enforcement actions involving investment management industry participants, such as Federated Hermes and its offerings. Regulators also can adopt new or different interpretations of regulatory requirements, either through formal rulemaking or informally through enforcement proceedings, no-action letters, or exemptive orders or through providing comments to filings, which can negatively affect, potentially in a material way, Federated Hermes’ offerings or its ability to operate.
Federated Hermes expends internal and external resources to respond to examinations, Congressional/government inquiries and investigations, to defend hearings and enforcement actions, and to resolve comments from regulators, which increases operating expenses, including professional fees and costs of compliance. Federated Hermes continues to monitor and evaluate the impact of the regulatory developments and regulatory requirements discussed above (and in Item 1- Business – Regulatory Matters) on Federated Hermes’ Financial Condition. Among other potential impacts, increases in regulatory developments and requirements have led, and can continue to lead to greater compliance risks and compliance costs, including increased costs associated with technology, legal, operations and other efforts to address regulatory-related matters. Deregulation also is a possibility. Regulatory developments and requirements also have caused, and can continue to cause: (1) certain offering line-up, structure, pricing and product development changes; (2) changes in the ability to utilize “soft dollars” to pay for certain research and brokerage services (rather than Federated Hermes paying for such services directly); (3) money market, equity, fixed-income, alternative/private markets and multi-asset offerings becoming less attractive to institutional and other investors; (4) reductions in the Federated Hermes Funds offered by intermediary customers; (5) changes in fees charged, asset flows, levels and mix, and customer or shareholder relationships; and (6) reductions in AUM, revenues and operating profits. For example, certain money market funds or other offerings can become less attractive to institutional or other investors, which can change asset mix and reduce AUM, revenues and operating income. Changes in money market fund regulation increase this risk.
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
In addition, the Dodd-Frank Act provides for a systemic risk regulation regime under which it is possible that Federated Hermes, and/or any one or more of its offerings can be subject to designation as a SIFI by the FSOC. Similarly, it is possible that the FSB can designate Federated Hermes, and/or one of its offerings (such as the non-U.S. Federated Hermes Funds), as a non-bank, non-insurance company global SIFI. Among other potential impacts, any such designation would result in Federated Hermes and/or its offerings being subject to additional banking regulation and bank-oriented measures and oversight by the Federal Reserve or the FSB. Any such designation of Federated Hermes or one or more of its offerings (particularly money market funds) would be detrimental to Federated Hermes’ business and offerings and can materially and adversely affect Federated Hermes’ Financial Condition.

In addition, a FTT, particularly if enacted with broad application in the U.K., the EU, or the U.S., would be detrimental to Federated Hermes’ business and offerings.
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
Federated Hermes’ business and offerings also have been and will continue to be impacted by changes in tax laws. Any repeal of U.S. tax laws that allow ETFs to receive favorable treatment of certain redemptions can adversely impact Federated Hermes’ ETF offerings and business. When tax laws are amended to increase taxes applicable to Federated Hermes, its offerings, customers, shareholders and service providers, the increased tax expense can have an adverse impact, potentially in a material way, on Federated Hermes’ offerings’ and strategies’ performance, AUM, and service provider fees, and Federated Hermes’ Financial Condition. The failure to properly calculate, report and remit such taxes also can subject Federated Hermes, its offerings, customers, shareholders and service providers to additional tax liability, fines and penalties. In addition, various service industries, including, for example, mutual fund service providers, have been, and continue to be, the subject of changes in tax policy that impact their state and local tax liability. Changes that have been adopted or proposed include: (1) an expansion of the nature of a service company’s activities or services that subject it, or Federated Hermes or its offerings, to tax in a jurisdiction, (e.g., income, sales, use or other types of taxes); (2) a change in the methodology by which multi-state companies apportion their income between jurisdictions; and (3) a requirement that affiliated companies calculate their state tax as one combined entity. As adopted changes become effective and additional jurisdictions enact similar changes, among other potential impacts, there can be a material adverse effect on Federated Hermes’ tax liability and effective tax rate and, as a result, net income. Tax changes also can adversely affect Federated Hermes’ offerings and Financial Condition.
Potential Adverse Effects of Litigation, Investigations, Proceedings and Other Claims. Like other companies, Federated Hermes and its offerings, such as the Federated Hermes Funds and its stewardship business, can face one or more (including potentially parallel) regulatory, Congressional/governmental examinations, inquiries, investigations, hearings, enforcement actions, litigation, and other claims and proceedings. Federated Hermes and its offerings undergo routine, sweep and other examinations, inquiries, investigations, proceedings (administrative, regulatory, civil, or otherwise) and other claims by its regulators (regulatory claims). Federated Hermes and its offerings also face complaints, proceedings (such as civil litigation) and other claims from employees, former employees, customers, shareholders, or other third parties (business-related claims). As Federated Hermes’ business and offerings grow (whether through organic expansion, acquisitions, rising AUM, or new offerings being distributed or marketed, or otherwise) the attention and resources devoted to compliance, and the possibility of noncompliance, can increase. Compliance demands and noncompliance risk can also increase as Federated Hermes and its offerings expand into new jurisdictions or markets, offer new investment offerings, and incorporate governance, environmental, social, sustainability, stewardship, or other data inputs or investment techniques, or as markets, customer requirements, support models and technology become more complex. Federated Hermes has business-related claims asserted and threatened against it, and Federated Hermes and its offerings are subject to certain regulatory claims (such as routine and sweep examinations and other inquiries), in the ordinary course of business. In addition, Federated Hermes, and its offerings, can be subject to business-related claims, claims related to Federated Hermes sponsorship or management of, or inclusion of proprietary offerings in, its 401(k) plan or other benefit plans, and administrative, regulatory, or civil investigations and proceedings or other regulatory claims, outside of the ordinary course of business. For example, in August 2023, a class action lawsuit was filed, on behalf of the Federated Hermes, Inc. Employees Profit Sharing/401(k) Plan (Plan), in the U.S. District Court for the Western District of Pennsylvania (Western District) against Federated Hermes and certain other defendants alleging breach of their fiduciary duties of prudence and loyalty, and certain other causes of action, relating to administering the Plan. In March 2025, a former employee filed a lawsuit against Federated Hermes alleging discrimination. In July 2023, Federated Hermes, and a subsidiary, also filed suit in the Western District against its first two primary insurance carriers relating to Federated Hermes’ claims for coverage of certain losses incurred.
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
Risks Related to Auditor Independence. As with other public companies, there can be no assurance that a registered public accounting firm (Accounting Firm) engaged by Federated Hermes or the Federated Hermes Funds to audit or review their respective financial statements will remain eligible to serve as the independent Accounting Firm to Federated Hermes or any Federated Hermes Fund under applicable securities laws. Like other fund sponsors that are public companies, certain Federated Hermes Funds also utilize the Accounting Firm engaged by Federated Hermes. If it were to be determined that the independence requirements under applicable securities laws or International Ethics Standards Board for Accountants (IESBA) rules, or any applicable similar rules in relevant jurisdictions outside the U.S., were not complied with regarding Federated Hermes, its previously filed Annual Reports on Form 10-K (including financial statements audited by its existing Accounting Firm) and Quarterly Reports on Form 10-Q (including financial statements reviewed by its existing Accounting Firm) might not be considered compliant with the applicable securities laws and/or IESBA rules. If it were to be determined that an Accounting Firm did not comply with the independence requirements, among other things, the financial statements audited by the Accounting Firm and the interim financial statements reviewed by the Accounting Firm could have to be audited and reviewed, respectively, by another independent Accounting Firm, Federated Hermes' eligibility to issue securities under its existing registration statements can be impacted and certain financial reporting and/or other covenants with, and representations and warranties to, Federated Hermes' lenders or debt holders can be impacted. Similar issues would arise for a Federated Hermes Fund for which Federated Hermes' Accounting Firm (or another Accounting Firm) serves as such Federated Hermes Fund's independent Accounting Firm if it were to be determined that Federated Hermes' Accounting Firm (or such other Accounting Firm) was not in compliance with the independence requirements under applicable securities laws and/or IESBA rules, or any applicable similar rules in relevant jurisdictions outside the U.S., with respect to such Federated Hermes Fund. If a determination cannot be made that the Accounting Firm satisfies the independence requirements with respect to an applicable Federated Hermes Fund, the Accounting Firm also can be prevented from making a determination that it satisfies the independence requirements with respect to Federated Hermes, since Federated Hermes would be an affiliate (i.e., the ultimate parent company) of the investment advisor to the relevant Federated Hermes Fund. In either case, such events can have a material adverse effect on Federated Hermes' Financial Condition.
Operations-Related Risks
Operational Risks. Like other companies, Federated Hermes’ business, offerings, and operations rely globally on internal resources and numerous outsourcing and vendor relationships with third‑party service providers, whose own operations depend on additional third‑party relationships. Operational risks include, among others: improper, inefficient or unauthorized transaction execution, processing, pricing or monitoring; inadequate, deficient, inefficient, inflexible, non-resilient, or non‑scalable technology, processes, operating systems, security or other infrastructure, resources or controls; underperformance by internal resources or third-party service providers; inadequate recruiting, supervision, training, retention or promotion of the well-being and resiliency of qualified human capital resources (whether internal or external); employee turnover (whether because of retirement or otherwise, and particularly involving executives, management or other key employees); insufficient due diligence on third-party service providers; business or supply‑chain disruptions; health and safety incidents and work conditions involving employees, contractors, or third parties at facilities and project sites; failures to effectively upgrade, patch, integrate, modernize or decommission technology or transition to a “cloud-based” environment; weaknesses in or breaches of governance or internal controls (whether by Federated Hermes, its offerings, or third-party service providers); unauthorized disclosure or manipulation of, or access to, confidential, proprietary or non-public personal or business information; unauthorized access to accounts, applications or systems; and noncompliance with investment mandates and related investment parameters, regulatory requirements or customer-imposed restrictions. As Federated Hermes and its service providers expand or face increasing complexity or customization or scalability needs, operational risk can increase. System or process changes, including upgrades or patches, can be implemented in an improperly controlled environment, ineffectively, untimely, inefficiently or incorrectly, creating additional risks, such as, among others, intentional or unintentional compromise of the integrity or security of confidential, proprietary or personal information or other data of Federated Hermes, its employees, its customers, shareholders, service providers or other third parties. Federated Hermes relies on employees, service providers, technology, and business continuity plans to comply with established procedures, controls, regulatory requirements, investment parameters or customer‑imposed restrictions. Failures in or improper use of systems, human error, improper actions, or noncompliance can materially adversely affect Federated Hermes’ Financial Condition.
Systems, Technology and Cybersecurity Risks. Like other companies, Federated Hermes utilizes software and related technologies throughout its business, including, for example, both proprietary systems and those provided by outside service providers. Service providers to whom certain services, functions or responsibilities are outsourced by or for, and customers and shareholders of, Federated Hermes and its offerings, and third parties on which such service providers, customers and shareholders rely, also utilize software and related technologies in their businesses. Certain software applications that Federated Hermes uses in its business are licensed by, and supported, upgraded, and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades, and maintenance can cause temporary system delays or interruptions that can adversely affect Federated Hermes’ business and offerings. Federated Hermes continues to increase its investment in systems and technology, including externally hosted or cloud-based systems and technology, and its reliance on third parties, for investment management and trading operations, information and data management and governance, disaster recovery, compliance, and other areas of its business, and continues to explore innovative technological solutions and offerings involving artificial intelligence and financial technology. Federated Hermes has adopted a measured approach to artificial intelligence technology given reliability, cybersecurity, and other concerns, and it is possible that competitors will more quickly or effectively implement the use of artificial intelligence technology giving them a competitive advantage over Federated Hermes. Unanticipated issues also can occur with any software, system or other technology and it is not possible to predict with certainty all the adverse effects that can result from a failure of Federated Hermes or a third party to address technology or computer system problems. Along with cyber incidents described more fully below, business changes, data or model imprecision, control failures, obsolescence, software or other technology malfunctions, severe weather, natural disaster or other climate conditions, human error, programming inaccuracies and similar or other circumstances or events can impair the performance of systems and technology or render them non-available. Systems and technology risk has increased as Federated Hermes’ systems and technology are integrated and deployed on an enterprise-wide basis. There can be no assurance that potential system interruptions, other technology-related issues, or the cost necessary to rectify the problems would not have a material adverse effect on Federated Hermes’ Financial Condition.
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
Like other companies, Federated Hermes has experienced, and will continue to experience, cyber incidents daily. As of December 31, 2025, cyber incidents have not had a material adverse effect on Federated Hermes’ Financial Condition. Cyber incidents can affect, potentially in a material way, Federated Hermes’ relationships with its offerings, accounts, customers, employees, shareholders, relevant service providers and other third parties. A cyber incident can cause Federated Hermes, its business, offerings, accounts, customers, employees, shareholders or relevant service providers, or other third parties, to lose proprietary, sensitive, confidential or non-public business offering, account, customer, employee, shareholder, or personal information, or intellectual property, suffer data corruption or business interruption, impair data coverage or quality, lose operational capacity (for example, the loss of the ability to process transactions, generate or make filings or deliver reports or statements, calculate NAVs, or allow the transaction of business, or other disruptions to operations), and/or fail to comply with applicable privacy and other regulatory requirements. Among other potentially harmful effects, cyber incidents also can result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems. Any cyber incident can cause lost revenues, the occurrence of other financial losses, diminished future cash flows, significant increases in compliance or other costs or expenses (such as costs associated with compliance with cybersecurity regulatory requirements, protection, detection, remediation and corrective measures, and credit monitoring for impacted individuals), exposure to increased litigation and legal risks (such as regulatory actions and penalties, and breach of contract or other litigation-related fees and expenses), reputational damage, damage to employee perceptions of the company, damage to competitiveness, stock price and shareholder value, and other negative or adverse impacts. Cyber incidents affecting issuers in which Federated Hermes’ or its customers’ or shareholders’ assets are invested also can cause such investments to lose value. Any of these cyber incidents can become incrementally worse if they were to remain undetected for an extended period.
The operating systems of Federated Hermes, and its offerings, customers, shareholders, and relevant service providers are dependent on the effectiveness of information security policies and procedures (both at Federated Hermes and its service providers) which seek to ensure that such systems are protected from cyber incidents. Federated Hermes has established a committee to oversee Federated Hermes’ information security and data governance efforts, and updates on cyber incidents and risks are reviewed with relevant committees, as well as Federated Hermes’ board of directors (or a committee thereof), on a periodic (generally quarterly) basis (and more frequently when circumstances warrant) as part of risk management oversight responsibilities. Federated Hermes has, and believes its offerings and its service providers have, established risk management systems that are reasonably designed to seek to reduce the risks associated with cyber incidents. Federated Hermes employs various measures aimed at mitigating cyber risk, including, among others, use of firewalls, system segmentation, system monitoring, virus scanning, periodic penetration testing, employee phishing training and an employee cybersecurity awareness campaign. Among other service provider management efforts, Federated Hermes conducts due diligence on key service providers relating to cybersecurity. However, there is no guarantee that such efforts will be successful, either entirely or partially, as there are limits on Federated Hermes’ ability to prevent, detect, or mitigate cyber incidents. Among other reasons, the cybersecurity landscape is constantly evolving, the nature of malicious cyber incidents is becoming increasingly sophisticated and Federated Hermes, and its relevant affiliates and offerings, cannot control the systems and cybersecurity systems and practices of issuers, relevant service providers or other third parties. Federated Hermes’ risk from cyber incidents also can increase because of expansion into new markets, jurisdictions or countries, acquisitions, new technology, or previously unexploited vulnerabilities in software or related patches becoming activated (or “weaponized”) by hackers.
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
Artificial Intelligence Risks. Federated Hermes has begun using artificial intelligence and machine learning technologies to enhance certain workflows and processes used in its business. Artificial intelligence is still in its early stages, and the introduction and incorporation of artificial intelligence technologies can result in unintended consequences, emerging ethical issues, or other new or expanded risks and liabilities (including, without limitation, reputational harm and legal liability). If the content, analyses, or recommendations that artificial intelligence applications assist in producing are, or are alleged to be, deficient, inaccurate, or biased, such as due to limitations in artificial intelligence algorithms, insufficient or biased base data or flawed training methodologies, Federated Hermes’ Financial Condition can be adversely affected. Additionally, artificial intelligence technology is continuously evolving, and Federated Hermes can incur costs to adopt and deploy artificial intelligence technologies that can become obsolete earlier than expected, and there can be no assurance that Federated Hermes will realize the desired or anticipated benefits from artificial intelligence. Also, Federated Hermes’ competitors and other third parties can incorporate artificial intelligence into their investment offerings more quickly or more successfully than Federated Hermes, which can impair Federated Hermes’ ability to compete effectively and adversely affect its Financial Condition.
Other General Risks
Recruiting and Retaining Key Personnel (Human Capital Resource Management Risk). Like other industries, the investment management business is highly competitive, and experienced professionals have significant career mobility. Federated Hermes’ ability to attract or acquire, and motivate and retain, quality personnel has contributed significantly to its growth and success and is important to attracting and retaining customers and shareholders. The market for qualified executives, portfolio managers, analysts, traders, sales representatives and other key personnel is extremely competitive. The move to hybrid work environments (including opportunities to work from home provided by competitors), along with increases in competitor salaries, has increased competition for quality personnel, and made hiring and retaining qualified and experienced personnel more challenging. Regulatory requirements, business performance and a lack of financial flexibility also are factors in attracting and retaining qualified personnel. There can be no assurance that Federated Hermes will be successful in its efforts to recruit or acquire, and motivate, train and retain, the required personnel. In addition to competing opportunities, personnel elect to pursue other interests for business, personal and other reasons or retire from time to time. The post-coronavirus pandemic work environment, and related work environment changes, including hybrid-working arrangements, can create retention and other human capital resource management risks. State and federal regulatory requirements intended to limit or curtail the enforceability of non-competition, employee non-solicitation, confidentiality and similar restrictive covenant clauses can make it more difficult to retain qualified personnel. Federated Hermes has encouraged the continued retention of its executives and other key personnel through measures such as providing competitive compensation arrangements, a non-discriminatory, diverse, and inclusive work environment, work arrangement flexibility and, in certain cases, employment agreements. The internal transfer or departure of any such personnel can have an adverse effect on Federated Hermes. In certain circumstances, the internal transfer, retirement or other departure of key employees can cause higher redemption rates for certain AUM, the loss of customer or shareholder relationships, or create risk that job responsibilities are not successfully re-distributed or transferred or experience, management skills and/or institutional business knowledge are not retained. Moreover, since certain of Federated Hermes’ offerings, or customer or shareholder relationships, contribute significantly to its revenues and earnings, the loss of even a small number of key personnel associated with these offerings, or customer or shareholder relationships, can have a disproportionate adverse impact, potentially in a material way, on Federated Hermes’ Financial Condition. In addition, due to the global nature of Federated Hermes’ business, key personnel can have reasons to travel to regions susceptible to higher risk of civil unrest, organized crime, or terrorism, and it can be difficult for Federated Hermes to ensure the safety of personnel traveling to such regions. See Item 1 – Business – Human Capital Resource Management for additional information on recruiting and retention practices.
No Assurance of Successful Strategic Transactions. Like other companies, Federated Hermes’ business strategy contemplates seeking acquisition candidates and other business relationships, and growing through such acquisitions and other strategic transactions, each of which involves risks and uncertainties. For Federated Hermes, this generally involves acquisitions of other investment management companies, investment assets and related businesses, both domestically and internationally. There can be no assurance that Federated Hermes will find suitable acquisition candidates or opportunities for other strategic transactions at acceptable prices and with an aligned business culture and vision, have sufficient capital resources to realize its acquisition or strategic strategy, be successful in entering into definitive acquisition or transaction agreements or consummating acquisitions or other strategic transactions, or successfully collaborating with, or integrating or consolidating, acquired companies, other businesses or assets into Federated Hermes or its offerings. There also can be no assurance that any such acquisitions or other strategic transactions, if consummated, will not increase organizational stress to unacceptable levels or cause process failures, result in violations of applicable regulatory requirements, increase taxes or otherwise increase legal, tax or compliance concerns, or increase value or otherwise prove to be advantageous to Federated Hermes. On the other hand, successful collaboration with, or integration or consolidation of, acquired companies, other businesses, or assets can increase the value of such acquired companies, businesses or assets and result in increased contingent deferred payments or other payment obligations for Federated Hermes, which can affect Federated Hermes’ Financial Condition.
Potential Adverse Effects of Reputational Harm. Like other companies, any material losses in customer or shareholder confidence in Federated Hermes, or its offerings, or in the investment management industry as a result of actual or potential regulatory proceedings or litigation, economic or market downturns or disruptions, material errors in public news reports, political or other views for or against governance, environmental or social investing or integration, oppositions to trademark or other intellectual property registration applications or allegations of trade name, trademark or other intellectual property infringement or misappropriation, allegations of breaches of fiduciary duty, actual or perceived misconduct or unprofessional, unethical or illegal behavior, improper corporate actions, poor communications with investors or the public via social media or otherwise, abuse of authority, a cyber incident, rumors or inaccurate information being posted on the internet or social media, failure to achieve carbon neutrality, climate change or other public commitments or pledges, failure to implement or accurately disclose governance, environmental or social strategies or initiatives, controversial tenants in real estate owned or managed by Federated Hermes, fraudulent or fake websites or domain names using Federated Hermes’ or a subsidiary’s name, logo or address, or similar names, logos or addresses, misleading or unfavorable research or reports published by securities or industry analysts about Federated Hermes or its business prospects or other matters can negatively impact Federated Hermes’ brand, culture, trusted status, reputation and/or stock price, increase redemptions from and/or reduce sales of Federated Hermes’ offerings (such as the Federated Hermes Funds) and/or change employee or potential employee perceptions of the company which can impact the willingness of a potential employee to be hired by, or an employee to remain at, Federated Hermes. If such losses or events were to occur, it can have a material adverse effect on Federated Hermes’ Financial Condition. With increased focus on sustainability (including governance, environmental or social matters), any perceived deficiency in Federated Hermes’ policies and practices on, or political or other public backlash against, these matters can impact Federated Hermes’ brand, reputation or stock price, as well as investor preference for Federated Hermes’ securities and offerings, and, accordingly, adversely affect, potentially in a material way, Federated Hermes’ Financial Condition.
Potential Adverse Effects of Unpredictable Events or Consequences. Like other companies, unpredictable events, such as a natural disaster, unforeseen risks associated with the coronavirus pandemic or a new pandemic, war, or military escalation (such as Russia’s invasion of Ukraine or the Israel-Hamas war), terrorist attack or other business continuity event, unexpected market, or economic developments, such as changes in interest rates, or political developments, including shifts in governmental support for renewable energy or changes in permitting, planning or consenting regimes, or extreme weather, droughts, storms, climate, or other similar governance, environmental or social changes (particularly in the case of portfolio companies in which Federated Hermes’ investment offerings are invested), or unpredictable consequences or side effects of certain known, unknown, planned, or unexpected events, can adversely impact Federated Hermes’, its offerings’, accounts’, customers’, shareholders’ and portfolio companies’ (in which Federated Hermes and its offerings are invested), and each of their respective service providers’, ability to conduct business, as well as Federated Hermes’ Financial Condition. Physical climate change risks arising from changing or adverse weather and climate change (particularly in the case of portfolio companies in which Federated Hermes’ offerings are invested), and transition climate change risks arising as economies and markets transition to low carbon and other environments, also can have adverse impacts. Such unpredictable events or consequences can cause, among other effects, business disruptions, supply chain disruptions, disruptions in economic conditions, market disruptions or transformation, changes in management or governmental processes, changes in consumer demand and investor preferences, obsolescence of certain offerings affecting certain sectors, stranded assets across a range of assets, sectors or geographies, infrastructure and real estate destruction, abandonment or damage leading to increased refurbishment and repair costs, changes in technology, system interruption, loss of life, unavailability of personnel, increased insurance costs or an inability to insure certain assets, an inability to provide information or services, either at all or in accordance with applicable requirements, standards, or restrictions, and/or additional costs.
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
There can be no assurance that unpredictable or unexpected events, reports or consequences, or the costs to address such events, reports, or consequences, would not have a material adverse effect on Federated Hermes’ Financial Condition.
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
Federated Hermes’ board of directors has ultimate oversight responsibility for cybersecurity risks and threats. Federated Hermes’ Audit Committee assists its board of directors in monitoring cybersecurity risks and threats. Federated Hermes’ board of directors and Audit Committee receive reports on cybersecurity matters on a periodic (generally quarterly) basis (and more frequently when circumstances warrant) as part of risk management oversight responsibilities. For instance, in 2025, Federated Hermes’ Chief Information Officer (CIO) reported to Federated Hermes’ board of directors one time and its Audit Committee three times regarding cybersecurity risks and threats. The Audit Committee also receives reports from Federated Hermes’ internal auditors, legal counsel and other responsible officers regarding cybersecurity topics and trends. The Federated Hermes Chief Risk Officer (CRO) also reports directly to the Compliance Committee of Federated Hermes’ board of directors on a quarterly basis and Federated Hermes’ full board of directors as appropriate on significant enterprise risks, including cybersecurity risks.
Federated Hermes’ Global Technology Organization (GTO), which is headed by Federated Hermes’ CIO, has a dedicated Information Security Group (ISG) responsible for day-to-day oversight of the cybersecurity program. The ISG, which is headed by Federated Hermes’ Chief Information Security Officer (CISO), coordinates cybersecurity activities with Federated Hermes’ business functions (including FHL) and third-party service providers. Federated Hermes’ Information Security and Data Governance Committee (ISDG) provides executive management oversight of the ISG and Federated Hermes’ cybersecurity program. Federated Hermes’ Chief Compliance Officer (CCO), CRO and General Counsel, as well as Federated Hermes’ CIO, CISO, Chief Financial Officer, and other senior members of Federated Hermes’ management, and the Global Head of Investment Technology at FHL, are members of, and Federated Hermes’ Chief Audit Executive attends meetings of, the ISDG.
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
Federated Hermes’ CISO has more than 20 years of technology experience, including deep experience in cybersecurity risk management. Prior to assuming his current role in 2020, Federated Hermes’ CISO served as information security officer and director of technology for a large publicly traded travel center company and, prior to that, as information security officer for a leading retail chain. He holds a BS in Accounting and Finance and an MBA from Robert Morris University.
As of December 31, 2025, cybersecurity incidents and threats have not had a material adverse effect on Federated Hermes’ Financial Condition. See Item 1A – Risk Factors – General Risk Factors – Operations-Related Risks – Systems, Technology and Cybersecurity Risks for additional information regarding the cybersecurity risks to Federated Hermes’ business, offerings, customers, shareholders and service providers.
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
The approximate number of beneficial shareholders of Class A and Class B common stock as of February 10, 2026, was 1 and 54,111, respectively. See Item 1A – Risk Factors – Specific Risk Factors – Risk Related to Federated Hermes’ Common Stock and Corporate Structure – Common Stock and Status as a Controlled Company for additional information on its Class A common stock.
The following table summarizes stock repurchases under Federated Hermes’ share repurchase programs during the fourth quarter 2025.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October[2]	4,479	$2.55	0	6,144,315
November[2]	616,572	48.70	612,693	5,531,622
December[2]	945,850	51.42	935,000	4,596,622
Total	1,566,901	$50.21	1,547,693	4,596,622
1    In October 2024, the board of directors authorized a share repurchase program with no stated expiration date that allowed the repurchase of up to 5.0 million shares of Class B common stock. This program was fulfilled in December 2025. In July 2025, the board of directors authorized an additional share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of December 31, 2025. See Note (14) to the Consolidated Financial Statements for additional information.
2    In October, November and December 2025, 4,479, 3,879 and 10,850 shares, respectively, of Class B common stock with a weighted-average price of $2.55, $0.00 and $2.40 per share, respectively, were repurchased as a result of employee-forfeited restricted stock.
See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on Federated Hermes’ securities authorized for issuance under equity compensation plans.

Stock Performance Graph
The following performance graph compares the total shareholder return of an investment in Federated Hermes’ Class B common stock to that of the Standard and Poor’s MidCap 400® Index (S&P MidCap 400 Index) and to the S&P 1500 Asset Management & Custody Banks Index for the five-year period ended on December 31, 2025.
The graph assumes that the value of the investment in Federated Hermes’ Class B common stock and each index was $100 on December 31, 2020. Total return includes reinvestment of all dividends. As a member of the S&P MidCap 400 Index as of December 31, 2025, Federated Hermes is required to include this comparison. The historical information set forth below is not necessarily indicative of future performance. Federated Hermes does not make or endorse any predictions as to future stock performance.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
2020
2021
2022
2023
2024
2025
Federated Hermes
S&P MidCap 400 Index
S&P 1500 Asset Management & Custody Banks Index

	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Federated Hermes	$134.68	$134.47	$129.34	$167.63	$218.68
S&P MidCap 400 Index	$124.76	$108.47	$126.29	$143.89	$154.68
S&P 1500 Asset Management & Custody Banks Index	$134.82	$108.66	$124.38	$164.00	$174.28
ITEM 6 – [RESERVED]

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1- Business, Item 1A – Risk Factors and Item 8 – Financial Statements and Supplementary Data.
General
Federated Hermes is a global leader in active investing with $902.6 billion in managed assets as of December 31, 2025. The majority of Federated Hermes’ revenue is derived from advising Federated Hermes Funds and Separate Accounts in domestic and international public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship, real estate development and renewable energy project development services. For additional information on Federated Hermes’ markets, see Item 1 – Business – Distribution Channels and Product Markets.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based and are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated Hermes’ revenue is primarily dependent upon factors that affect the value of managed/serviced assets, including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated Hermes’ public market investment products and strategies (together with other offered services, as applicable, offerings) can be redeemed or withdrawn at any time with no advance notice requirement, while managed assets in Federated Hermes’ private market investment offerings are subject to restrictions on withdrawals. Fee rates for Federated Hermes’ services generally vary by asset and service type and can vary based on changes in asset levels. Generally, advisory fees charged for services provided to multi-asset and equity offerings are higher than advisory fees charged to alternative/private markets and fixed-income offerings, which in turn are higher than advisory fees charged to money market offerings. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and offering types. Federated Hermes can implement fee waivers, rebates or expense reimbursements for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). Since Federated Hermes’ public market offerings are largely distributed and serviced through financial intermediary customers, Federated Hermes makes payments, out of its reasonable profits and other resources, to the financial intermediary customers that sell these offerings. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market, multi-asset, and fixed-income funds than the revenue earned from managed assets in equity and alternative/private markets funds.
Federated Hermes’ most significant operating expenses are Compensation and Related expense and Distribution expense. Compensation and Related expense includes base salary and wages, incentive compensation and other employee expenses, including payroll taxes and benefits. Incentive compensation, which includes share-based compensation, can vary depending on various factors including, but not limited to, the overall results of operations of Federated Hermes, investment management performance and sales performance.
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

Business Developments
Business Combination
On April 7, 2025, FHL acquired a majority (60%) equity interest in Rivington Energy Management Limited (Rivington), a U.K.-based renewable energy project development business. See Note (3) to the Consolidated Financial Statements for additional information.
On October 23, 2025, Federated Hermes entered into an agreement to acquire a majority (80%) interest in FCP Fund Manager, L.P. (FCP), a U.S.-based real estate investment manager. The transaction is expected to be completed in the second quarter 2026. See Note (3) to the Consolidated Financial Statements for additional information.
Current Regulatory Environment
With Federated Hermes’ global operations, Federated Hermes, and certain of its subsidiaries and offerings (such as the Federated Hermes Funds), are registered with or licensed by, and subject to examination by, various U.S. and/or non-U.S. regulators, self-regulatory agencies or exchanges, such as, among others, the SEC, FINRA, CFTC, DOL, NYSE, FCA, CBI, CIMA, Monetary Authority of Singapore, ASIC and CSSF.
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

Asset Highlights
Managed Assets at Period End

in millions as of December 31,	2025	2024	2025 vs. 2024
By Asset Class
Equity	$97,898	$79,423	23%
Fixed-Income	100,127	98,059	2
Alternative / Private Markets	19,101	18,864	1
Multi-Asset	2,854	2,883	(1)
Total Long-Term Assets	219,980	199,229	10
Money Market	682,604	630,349	8
Total Managed Assets	$902,584	$829,578	9%

By Offering Type
Funds:
Equity	$54,988	$43,752	26%
Fixed-Income	45,973	45,550	1
Alternative / Private Markets	12,085	11,501	5
Multi-Asset	2,850	2,764	3
Total Long-Term Assets	115,896	103,567	12
Money Market	508,403	461,720	10
Total Fund Assets	624,299	565,287	10
Separate Accounts:
Equity	42,910	35,671	20
Fixed-Income	54,154	52,509	3
Alternative / Private Markets	7,016	7,363	(5)
Multi-Asset	4	119	(97)
Total Long-Term Assets	104,084	95,662	9
Money Market	174,201	168,629	3
Total Separate Account Assets	278,285	264,291	5
Total Managed Assets	$902,584	$829,578	9%

Average Managed Assets

in millions for the years ended December 31,	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
By Asset Class
Equity	$88,627	$79,893	$81,348	11%	(2)%
Fixed-Income	99,446	96,773	89,079	3	9
Alternative / Private Markets	19,474	20,250	21,096	(4)	(4)
Multi-Asset	2,853	2,902	2,887	(2)	1
Total Long-Term Assets	210,400	199,818	194,410	5	3
Money Market	643,025	588,653	511,568	9	15
Total Average Managed Assets	$853,425	$788,471	$705,978	8%	12%

By Offering Type
Funds:
Equity	$49,538	$43,380	$43,314	14%	0%
Fixed-Income	45,636	44,600	43,482	2	3
Alternative / Private Markets	12,049	12,292	12,999	(2)	(5)
Multi-Asset	2,758	2,766	2,749	0	1
Total Long-Term Assets	109,981	103,038	102,544	7	0
Money Market	475,501	429,273	365,500	11	17
Total Average Fund Assets	585,482	532,311	468,044	10	14
Separate Accounts:
Equity[1]	39,089	36,513	38,034	7	(4)
Fixed-Income	53,810	52,173	45,597	3	14
Alternative / Private Markets	7,425	7,958	8,097	(7)	(2)
Multi-Asset[1]	95	136	138	(30)	(1)
Total Long-Term Assets	100,419	96,780	91,866	4	5
Money Market	167,524	159,380	146,068	5	9
Total Average Separate Account Assets	267,943	256,160	237,934	5	8
Total Average Managed Assets	$853,425	$788,471	$705,978	8%	12%
1) A Separate Account was reclassified from Multi-Asset to Equity effective October 1, 2025.

Changes in Equity Fund and Separate Account Assets

in millions for the years ended December 31,	2025	2024
Equity Funds
Beginning Assets	$43,752	$42,513
Sales	19,937	10,220
Redemptions	(16,502)	(13,979)
Net Sales (Redemptions)	3,435	(3,759)
Net Exchanges	63	(29)
Impact of Foreign Exchange[1]	833	(453)
Market Gains and (Losses)[2]	6,905	5,480
Ending Assets	$54,988	$43,752
Equity Separate Accounts
Beginning Assets	$35,671	$36,778
Sales[3]	11,230	5,981
Redemptions[3]	(10,077)	(12,877)
Net Sales (Redemptions)[3]	1,153	(6,896)
Net Exchanges	116	0
Impact of Foreign Exchange[1]	966	(690)
Market Gains and (Losses)[2]	5,004	6,479
Ending Assets	$42,910	$35,671
Total Equity
Beginning Assets	$79,423	$79,291
Sales[3]	31,167	16,201
Redemptions[3]	(26,579)	(26,856)
Net Sales (Redemptions)[3]	4,588	(10,655)
Net Exchanges	179	(29)
Impact of Foreign Exchange[1]	1,799	(1,143)
Market Gains and (Losses)[2]	11,909	11,959
Ending Assets	$97,898	$79,423
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

Changes in Fixed-Income Fund and Separate Account Assets

in millions for the years ended December 31,	2025	2024
Fixed-Income Funds
Beginning Assets	$45,550	$43,908
Sales	14,289	15,307
Redemptions	(16,633)	(14,760)
Net Sales (Redemptions)	(2,344)	547
Net Exchanges	(9)	(145)
Impact of Foreign Exchange[1]	158	(68)
Market Gains and (Losses)[2]	2,618	1,308
Ending Assets	$45,973	$45,550

Fixed-Income Separate Accounts
Beginning Assets	$52,509	$51,012
Sales[3]	10,358	10,283
Redemptions[3]	(11,881)	(10,621)
Net Sales (Redemptions)[3]	(1,523)	(338)
Net Exchanges	(4)	(18)
Impact of Foreign Exchange[1]	119	(73)
Market Gains and (Losses)[2]	3,053	1,926
Ending Assets	$54,154	$52,509

Total Fixed-Income
Beginning Assets	$98,059	$94,920
Sales[3]	24,647	25,590
Redemptions[3]	(28,514)	(25,381)
Net Sales (Redemptions)[3]	(3,867)	209
Net Exchanges	(13)	(163)
Impact of Foreign Exchange[1]	277	(141)
Market Gains and (Losses)[2]	5,671	3,234
Ending Assets	$100,127	$98,059
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

Changes in Alternative / Private Markets Fund and Separate Account Assets

in millions for the years ended December 31,	2025	2024
Alternative / Private Markets Funds
Beginning Assets	$11,501	$12,379
Sales	3,032	2,144
Redemptions	(3,577)	(3,478)
Net Sales (Redemptions)	(545)	(1,334)
Net Exchanges	0	187
Acquisitions/(Dispositions)	109	0
Impact of Foreign Exchange[1]	747	(216)
Market Gains and (Losses)[2]	273	485
Ending Assets	$12,085	$11,501

Alternative / Private Markets Separate Accounts
Beginning Assets	$7,363	$8,172
Sales[3]	229	440
Redemptions[3]	(881)	(807)
Net Sales (Redemptions)[3]	(652)	(367)
Impact of Foreign Exchange[1]	570	(160)
Market Gains and (Losses)[2]	(265)	(282)
Ending Assets	$7,016	$7,363

Total Alternative / Private Markets
Beginning Assets	$18,864	$20,551
Sales[3]	3,261	2,584
Redemptions[3]	(4,458)	(4,285)
Net Sales (Redemptions)[3]	(1,197)	(1,701)
Net Exchanges	0	187
Acquisitions/(Dispositions)	109	0
Impact of Foreign Exchange[1]	1,317	(376)
Market Gains and (Losses)[2]	8	203
Ending Assets	$19,101	$18,864
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

Changes in Multi-Asset Fund and Separate Account Assets

in millions for the years ended December 31,	2025	2024
Multi-Asset Funds
Beginning Assets	$2,764	$2,730
Sales	211	163
Redemptions	(401)	(396)
Net Sales (Redemptions)	(190)	(233)
Net Exchanges	(1)	13
Market Gains and (Losses)[1]	277	254
Ending Assets	$2,850	$2,764

Multi-Asset Separate Accounts
Beginning Assets	$119	$137
Sales[2]	0	6
Redemptions[2]	(25)	(20)
Net Sales (Redemptions)[2]	(25)	(14)
Net Exchanges	(123)	0
Market Gains and (Losses)[1]	33	(4)
Ending Assets	$4	$119

Total Multi-Asset
Beginning Assets	$2,883	$2,867
Sales[2]	211	169
Redemptions[2]	(426)	(416)
Net Sales (Redemptions)[2]	(215)	(247)
Net Exchanges	(124)	13
Market Gains and (Losses)[1]	310	250
Ending Assets	$2,854	$2,883
1    Reflects the approximate changes in the fair value of the securities held by the portfolios and, to a lesser extent, reinvested dividends, distributions and net investment income.
2    For Separate Accounts, Sales and Redemptions are calculated as the remaining difference between beginning and ending assets after the calculation of total investment return.

Changes in Total Long-Term Fund and Separate Account Assets

in millions for the years ended December 31,	2025	2024
Total Long-Term Funds
Beginning Assets	$103,567	$101,530
Sales	37,469	27,834
Redemptions	(37,113)	(32,613)
Net Sales (Redemptions)	356	(4,779)
Net Exchanges	53	26
Acquisitions/(Dispositions)	109	0
Impact of Foreign Exchange[1]	1,738	(737)
Market Gains and (Losses)[2]	10,073	7,527
Ending Assets	$115,896	$103,567

Total Long-Term Separate Accounts
Beginning Assets	$95,662	$96,099
Sales[3]	21,817	16,710
Redemptions[3]	(22,864)	(24,325)
Net Sales (Redemptions)[3]	(1,047)	(7,615)
Net Exchanges	(11)	(18)
Impact of Foreign Exchange[1]	1,655	(923)
Market Gains and (Losses)[2]	7,825	8,119
Ending Assets	$104,084	$95,662

Total Long-Term
Beginning Assets	$199,229	$197,629
Sales[3]	59,286	44,544
Redemptions[3]	(59,977)	(56,938)
Net Sales (Redemptions)[3]	(691)	(12,394)
Net Exchanges	42	8
Acquisitions/(Dispositions)	109	0
Impact of Foreign Exchange[1]	3,393	(1,660)
Market Gains and (Losses)[2]	17,898	15,646
Ending Assets	$219,980	$199,229
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

Changes in Federated Hermes’ average asset mix year-over-year across both asset classes and offering types have a direct impact on Federated Hermes’ operating income. Asset mix impacts Federated Hermes’ total revenue due to the difference in the fee rates earned on each asset class and offering type per invested dollar and certain components of distribution expense can vary depending upon the asset class, distribution channel and/or the size of the customer relationship. The following table presents the relative composition of average managed assets and the percent of total revenue derived from each asset class and offering type for the last three years:

	Percent of Total Average Managed Assets			Percent of Total Revenue
	2025	2024	2023	2025	2024	2023
By Asset Class
Money Market	75%	75%	72%	53%	51%	47%
Equity	11%	10%	12%	28%	29%	30%
Fixed-Income	12%	12%	13%	11%	12%	12%
Alternative / Private Markets	2%	3%	3%	5%	6%	9%
Multi-Asset	0%	0%	0%	1%	1%	1%
Other	—	—	—	2%	1%	1%
By Offering Type
Funds:
Money Market	56%	55%	52%	50%	48%	44%
Equity	6%	5%	6%	22%	22%	23%
Fixed-Income	6%	6%	6%	8%	9%	9%
Alternative / Private Markets	1%	2%	2%	3%	4%	7%
Multi-Asset	0%	0%	0%	1%	1%	1%
Separate Accounts:
Money Market	19%	20%	20%	3%	3%	3%
Equity	5%	5%	6%	6%	7%	7%
Fixed-Income	6%	6%	7%	3%	3%	3%
Alternative / Private Markets	1%	1%	1%	2%	2%	2%
Multi-Asset	0%	0%	0%	0%	0%	0%
Other	—	—	—	2%	1%	1%
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
Average managed assets increased 8% for 2025 as compared to 2024. Period-end managed assets increased 9% at December 31, 2025 as compared to December 31, 2024, primarily from an increase in money market and equity assets. Total average money market assets increased 9% for 2025 compared to 2024. Period-end money market assets increased 8% at December 31, 2025 as compared to December 31, 2024. The Federal Reserve implemented a series of three rate cuts, starting in September 2025, landing at a range of 3.5% to 3.75% by December 2025, and U.S. money market funds reached a record high at $8.2 trillion. Money market funds continued to offer a yield advantage compared to some securities in the direct market, especially overnight securities and those with floating rates, which trace the Federal Reserve moves immediately. Average equity assets increased 11% for 2025 as compared to 2024. Period-end equity assets increased 23% at December 31, 2025 as compared to December 31, 2024 primarily due to market appreciation and, to a lesser extent, net sales. The S&P 500 finished the year up more than 16%, as tech stocks continued to drive returns, although market breadth improved late in the year. Average fixed-income assets increased 3% for 2025 as compared to 2024. Period-end fixed-income assets increased 2% at December 31, 2025 as compared to December 31, 2024 primarily due to market appreciation, partially offset by net redemptions. Overall, fixed-income markets delivered solid performance in 2025, with most fixed-income asset classes offering gains. Throughout the year, yields on the 10-Year Treasury note traded in a range between a low of 3.97% and a high of 4.79%, closing the year at 4.18%, slightly lower than the year-end 2024 level. Average alternative/private markets assets decreased 4% for 2025 as compared to 2024. Period-end alternative/private markets assets increased 1% at December 31, 2025 as compared to December 31, 2024 primarily due to fluctuations in foreign currency exchange rates, partially offset by net redemptions.
For an explanation of the changes in managed assets at December 31, 2024 compared to December 31, 2023 and changes in average managed assets for 2024 as compared to 2023, see Federated Hermes’ Annual Report on Form 10-K for the year ended

December 31, 2024, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Highlights.
Results of Operations
For an explanation of changes for 2024 as compared to 2023, see Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2024, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.
Revenue. Revenue increased $168.6 million in 2025 as compared to 2024 primarily due to (1) increases in money market and equity revenue of $106.5 million and $36.0 million, respectively, primarily related to higher average assets (2) an increase in performance fees of $7.9 million and (3) an increase in real estate development fees of $7.8 million.
Federated Hermes’ ratio of revenue to average managed assets was 0.21% and 0.20% for 2025 and 2024, respectively. The increase in the rate was primarily due to the change in the mix of asset classes of money market assets in 2025 as compared to 2024.
Operating Expenses. Total operating expenses for 2025 increased $16.2 million compared to 2024. Distribution expense increased $52.1 million primarily related to higher average money market fund assets. Compensation and Related expense increased $37.2 million primarily due to higher incentive compensation and merit increases. Systems and Communications expense increased $5.9 million primarily due to increased technology initiatives. Intangible Asset Related expense decreased $65.6 million primarily due to the $66.3 million impairment of an indefinite-lived intangible asset in 2024 associated with the 2018 acquisition of FHL (see Note (9) to the Consolidated Financial Statements for additional information). Other expense decreased $16.1 million primarily due to a value added tax (VAT) refund received in 2025 related to amended VAT filings in the U.K. ($12.9 million) and fluctuations in foreign currency exchange rates ($10.2 million).
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net increased $13.5 million in 2025 as compared to 2024. The increase is primarily due to a $14.5 million increase in Gain (Loss) on Securities, net due to a larger increase in the market value of investments in 2025 as compared to the increase in the market value of investments in 2024.
Income Taxes. The income tax provision for 2025 and 2024 was $133.4 million and $113.2 million, respectively. The provision for 2025 increased $20.2 million as compared to 2024 primarily due to an increase in U.S. income tax resulting from increased U.S. pre-tax income. The effective tax rate was 24.4% for 2025 and 29.7% for 2024. The decrease in the effective tax rate was primarily due to the impact in 2024 of a valuation allowance on foreign deferred tax assets and the impairment of an indefinite-lived intangible asset. See Note (15) to the Consolidated Financial Statements for additional information on the effective tax rate, as well as other tax disclosures.
Pillar Two legislation has been enacted in certain jurisdictions in which Federated Hermes operates. The legislation was effective for the year beginning January 1, 2024. Federated Hermes is in scope of the enacted legislation and has performed an assessment of its potential exposure to Pillar Two income taxes based on the most recent tax filings, country-by-country report and financial statements for the constituent entities of Federated Hermes. Based on the assessment, for fiscal years 2025 and 2024 Federated Hermes expects to be able to rely on the transitional safe harbor for each of the jurisdictions in which it operates. As a result, Federated Hermes does not expect a material exposure to Pillar Two income taxes in those jurisdictions. This assessment will continue to be monitored and updated as additional guidance and/or legislation is released.
Net Income Attributable to Federated Hermes, Inc. Net income increased $135.0 million in 2025 as compared to 2024 primarily as a result of the changes in revenue, operating expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for 2025 increased $1.90 as compared to 2024 primarily due to increased net income ($1.63) and, to a lesser extent, by a decrease in shares outstanding resulting from share repurchases ($0.27).

Liquidity and Capital Resources
Liquid Assets. At December 31, 2025, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $769.4 million as compared to $694.1 million at December 31, 2024. The change in liquid assets is discussed below.
At December 31, 2025, Federated Hermes’ liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries, China and certain other countries subject to economic sanctions. Federated Hermes’ experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $558 million in AUM) that meet the requirements of Rule 2a-7 under the 1940 Act (Rule 2a-7) or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes’ credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $297.3 million for 2025 as compared to $346.6 million for 2024. The decrease of $49.3 million was primarily due to (1) a net increase of $117.5 million in cash paid for trading securities for 2025 as compared to 2024, (2) an increase in cash paid related to the $52.1 million increase in Distribution expense previously discussed and (3) an increase of $17.7 million in cash paid for incentive compensation for 2025 as compared to 2024. These increases in cash paid were partially offset by an increase in cash received related to the $168.6 million increase in revenue previously discussed.
Cash Provided by Investing Activities. In 2025, net cash provided by investing activities was $2.0 million which primarily represented $42.2 million in cash received from redemptions of Investments—Affiliates and Other, partially offset by (1) $18.7 million paid for purchases of Investments—Affiliates and Other, (2) cash paid for the Rivington acquisition, net of cash acquired ($12.8 million) and (3) cash deposits made on a fixed asset to be acquired in 2026 ($6.0 million).
Cash Used by Financing Activities. In 2025, net cash used by financing activities was $237.9 million. Of this amount, Federated Hermes paid (1) $262.8 million to repurchase shares of Class B common stock primarily in connection with its stock repurchase programs (see Note (14) to the Consolidated Financial Statements for additional information), (2) $104.9 million or $1.33 per share in dividends to holders of its common shares and (3) $35.4 million of distributions to noncontrolling interests in subsidiaries. This activity was partially offset by $163.9 million of contributions from noncontrolling interests in subsidiaries.
Borrowings. On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350 million ($350 million Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. The entire principal amount of the $350 million Notes will become due March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of December 31, 2025, the outstanding balance of the $350 million Notes was $348.4 million, net of unamortized issuance costs in the amount of $1.6 million, and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were or will be used to supplement cash flow from operations, to fund share repurchases and potential acquisitions, to pay down outstanding debt and for other general corporate purposes. See Note (11) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
On July 30, 2021, Federated Hermes entered into an unsecured Fourth Amended and Restated Credit Agreement by and among Federated Hermes, certain of its subsidiaries as guarantors party thereto, a syndicate of eleven banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and Toronto-Dominion Bank, New York Branch as documentation agent (Credit Agreement). The Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. Borrowings under the Credit Agreement may be used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of December 31, 2025, Federated Hermes had $350 million available to borrow under the Credit Agreement. See Note (11) to the Consolidated Financial Statements for additional information.
Both the Note Purchase Agreement and Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the year ended December 31, 2025. An interest coverage ratio of at least 4 to 1 is required and, as of December 31, 2025, Federated Hermes’ interest coverage ratio was 48 to 1. A leverage ratio of no more than 3 to 1 is required and, as of December 31, 2025, Federated Hermes’ leverage ratio was 0.59 to 1.
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
Dividends. Cash dividends of $104.9 million, $184.8 million and $98.1 million were paid in 2025, 2024 and 2023, respectively, to holders of Federated Hermes common stock. Of the amount paid in 2024, $84.2 million represented a $1.00 per share special dividend. All dividends were considered ordinary dividends for tax purposes.
Contractual Obligations. As of December 31, 2025, Federated Hermes has material future cash requirements from contractual and other obligations relating primarily to long-term debt and operating lease obligations. Further discussion of the nature of each obligation is included below.
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
Operating Lease Obligations. See Note (17) to the Consolidated Financial Statements for information on Federated Hermes’ operating lease obligations.
Purchase Obligations. Federated Hermes is a party to various contracts pursuant to which it receives certain services, including services for marketing and information technology, access to various fund-related information systems and research databases, trade order transmission and recovery services, planned capital expenditures as well as other services. These contracts contain certain minimum noncancelable payments, cancellation provisions and renewal terms. Costs for such services are expensed as incurred or capitalized in accordance with the applicable accounting guidance. As of December 31, 2025, Federated Hermes had purchase obligations of approximately $73 million payable within 12 months and an additional $105 million payable thereafter.
Future Cash Needs. In addition to the contractual obligations described above, management expects that principal uses of cash will include funding business acquisitions (including the FCP acquisition disclosed in Note (3)) and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, paying debt obligations, paying taxes, repurchasing company stock, developing and seeding new offerings, modifying existing offerings and relationships and maintaining regulatory liquidity and capital requirements. In addition, Federated Hermes expects to invest approximately $300 million (including the allocation of approximately $200 million in existing technology-related overhead, primarily the compensation expense of existing employees and an external spend of approximately $100 million) over the next three years to support a number of planned technology-driven initiatives. Any number of factors may cause Federated Hermes’ future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees can continue to increase.
On January 29, 2026, the board of directors declared a $0.34 per share dividend. The dividend was payable to shareholders of record as of February 6, 2026, resulting in $25.9 million being paid on February 13, 2026.
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
Investments—Consolidated Investment Companies at December 31, 2025 increased $3.1 million from December 31, 2024 primarily due to (1) an increase of $22.4 million related to the consolidation of two variable interest entities (VIEs) in 2025, (2) an increase of $13.8 million related to net purchases on existing consolidated products and (3) an increase of $4.9 million due to foreign exchange rate fluctuations. These increases were partially offset by a decrease of $38.2 million related to the deconsolidation of two VIEs in 2025.
Investments—Affiliates and Other at December 31, 2025 increased $2.1 million from December 31, 2024 primarily due to an increase of $11.6 million related to the deconsolidation of two VIEs which reclassified Federated Hermes' investments into Investments—Affiliates and Other and an increase of $9.6 million in net appreciation on existing investments. These increases were partially offset by a decrease of $20.3 million in net redemptions.
Receivables, net at December 31, 2025 decreased $22.4 million from December 31, 2024 primarily due to (1) the reclassification of the $15.9 million insurance reimbursement receivable (see Note (20) to the Consolidated Financial Statements for additional information) from short-term to long-term due to delays in the litigation and (2) the 2025 receipt of performance fees accrued at December 31, 2024 ($6.8 million).
Other Long-Term Assets at December 31, 2025 increased $20.9 million from December 31, 2024 primarily due to the reclassification of the $15.9 million insurance reimbursement receivable noted above (see Note (20) to the Consolidated Financial Statements for additional information) from short-term to long-term due to delays in the litigation.
Accrued Compensation and Benefits at December 31, 2025 increased $19.3 million from December 31, 2024 primarily due to the 2025 incentive compensation accruals recorded at December 31, 2025 ($151.4 million), partially offset by 2024 accrued annual incentive compensation being paid in the first quarter 2025 ($133.0 million).
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

Indefinite-lived intangible assets are reviewed for impairment at the accounting unit level annually as of December 31, or when indicators of a potential impairment exist. Federated Hermes has combined certain indefinite-lived assets into three distinct units of accounting for impairment testing purposes. The factors considered in determining the asset grouping include, among others, the highest and best use of the assets and the inseparable nature of the cash flows. Such asset grouping determination is reconsidered annually and may change depending on the facts and circumstances. Federated Hermes’ current indefinite-lived intangible assets’ units of accounting are: (1) FHL right to manage public fund assets; (2) Hermes trade name; and (3) all other rights to manage fund assets. Management may use a qualitative or quantitative approach which requires the weighting of positive and negative evidence collected through the consideration of various factors to determine whether it is more likely than not that an indefinite-lived intangible asset or asset group is impaired. During the year ended December 31, 2025, management used both qualitative and quantitative approaches. For the quantitative analyses, management used an income-based approach to valuation, the discounted cash flow method. Management considers macroeconomic and entity-specific factors, including projected AUM, projected revenue growth rates, projected pre-tax profit margins, tax rates, discount rates and, in the case of a trade name valuation, a royalty rate. In addition, management reconsiders on a quarterly basis whether events or circumstances indicate that a change in the useful life has occurred. Indicators of a possible change in useful life monitored by management generally include changes in the expected use of the asset, a significant decline in the level of managed assets, changes to legal, regulatory or contractual provisions of the rights to manage fund assets, the effects of obsolescence, demand, competition and other economic factors that could impact the funds’ projected performance and existence, and significant reductions in underlying operating cash flows.
As of December 31, 2025, due to a decrease in projected cash flows, primarily driven by a decrease in projected revenue, management concluded that an indicator of potential impairment existed for the indefinite-lived intangible asset related to the FHL right to manage public fund assets, which had a carrying value of £72.2 million ($97.3 million). A discounted cash flow analysis was prepared which resulted in the estimated fair value exceeding the carrying value by less than 5%. The key assumptions in the discounted cash flow analysis include revenue growth rates, pre-tax profit margins and the discount rate applied to the projected cash flows. The risk of future impairment increases with a decrease in projected cash flows and/or an increase in the discount rate.
As of December 31, 2025, assuming all other assumptions remain static, an increase or decrease of 10% in projected revenue growth rates would result in a corresponding change to estimated fair value of approximately 9%. An increase or decrease of 10% in pre-tax profit margins would result in a corresponding change to estimated fair value of approximately 16%. An increase or decrease in the discount rate of 25 basis points would result in an inverse change to estimated fair value of approximately 3%. Market volatility and other events related to geopolitical or other unexpected events in the future can further reduce the AUM, revenues and earnings associated with Federated Hermes’ indefinite-lived intangible assets and can result in subsequent impairment tests being based upon updated assumptions and future cash flow projections, which can result in an impairment. For additional information on risks related to geopolitical or other unexpected events, see Item 1A – Risk Factors – General Risk Factors – Other General Risks – Potential Adverse Effects of Unpredictable Events or Consequences.
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
Interest-rate risk is the risk that unplanned fluctuations in earnings will result from interest-rate volatility, while credit risk is the risk that an issuer of debt securities may default on its obligations. At December 31, 2025, Federated Hermes was exposed to interest-rate risk as a result of investments in debt securities held by certain consolidated investment companies and strategies ($21.1 million) and holding investments in fixed-income Federated Hermes Funds ($10.9 million). At December 31, 2025, management considered a hypothetical 250-basis-point fluctuation in interest rates. Management determined that the impact of such a fluctuation on these investments could impact Federated Hermes’ results of operations and financial condition by approximately $2 million. At December 31, 2025, these investments and additional investments in money market accounts ($558.3 million) exposed Federated Hermes to credit risk. At December 31, 2025, management considered a hypothetical 250-basis-point fluctuation in credit spreads. Management determined that such a fluctuation could impact Federated Hermes’ results of operations and financial condition by approximately $5 million.
Price risk is the risk that the market price of an investment will decline and ultimately result in the recognition of a loss. Federated Hermes was exposed to price risk as a result of its $63.2 million investment primarily in equity Federated Hermes Funds and Separate Accounts at December 31, 2025. Federated Hermes’ investment in these offerings represents its maximum exposure to loss. At December 31, 2025, management considered a hypothetical 20% fluctuation in fair value and determined that such a fluctuation on these investments could impact Federated Hermes’ results of operations and financial condition by approximately $13 million.
Foreign exchange risk is the risk that an investment’s value will change due to fluctuations in currency exchange rates. As of December 31, 2025, Federated Hermes was exposed to foreign exchange risk as a result of its investments in Federated Hermes Funds holding non-USD securities as well as non-USD operating cash accounts and receivables held by certain foreign operating subsidiaries of Federated Hermes ($77.1 million). Of these investments, cash accounts and receivables held at December 31, 2025, management considered a hypothetical 20% fluctuation in applicable foreign exchange rates and determined that such a fluctuation could impact Federated Hermes’ results of operations and financial condition by approximately $15 million.
In addition to market risks attributable to Federated Hermes’ investments, nearly all of Federated Hermes’ revenue is calculated based on AUM. Accordingly, changes in the market value of managed assets have a direct impact on Federated Hermes’ revenue. Declines in the fair values of these assets as a result of changes in the market or other conditions will negatively impact revenue and net income. Assuming the ratio of revenue from managed assets to average AUM for 2025 remained unchanged, a 20% decline in the average AUM would result in a corresponding 20% decline in revenue. Certain expenses, including distribution and compensation and related expenses, may not vary in proportion with changes in the market value of managed assets. As such, the impact on net income from a decline in the market values of managed assets can be greater or less than the percentage decline in the market value of managed assets. For further discussion of managed assets and factors that impact Federated Hermes’ revenue, see Item 1A – Risk Factors and the General and Asset Highlights sections included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Management assessed the effectiveness of Federated Hermes’ internal control over financial reporting as of December 31, 2025, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The scope of management’s assessment of the effectiveness of its disclosure controls and procedures did not include the internal controls over financial reporting at Rivington Energy Management Limited (Rivington), which was acquired on April 7, 2025. Rivington represented less than 1% of both Federated Hermes’ total and net assets as of December 31, 2025 and less than 1% of both Federated Hermes’ total revenue and net income for the year ended December 31, 2025. This exclusion is consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. Based on this assessment, management concluded that, as of December 31, 2025, Federated Hermes’ internal controls over financial reporting were effective. Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this annual report and has audited the effectiveness of the internal control over financial reporting.
Federated Hermes, Inc.

/s/ J. Christopher Donahue	/s/ Thomas R. Donahue
J. Christopher Donahue	Thomas R. Donahue
President and Chief Executive Officer	Chief Financial Officer

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Federated Hermes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Federated Hermes, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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

Valuation of Indefinite-Lived Intangible Asset
Description of the Matter	At December 31, 2025, the Company had $97.3 million of an indefinite-lived intangible asset related to the right to manage public fund assets acquired in connection with the 2018 Federated Hermes Limited (FHL) acquisition (FHL indefinite-lived intangible asset). As described in Note 1(j) to the consolidated financial statements, indefinite-lived intangible assets are tested for impairment at the accounting unit level annually, or when indicators of potential impairment exist, to determine whether it is more likely than not that the accounting unit is impaired. The Company evaluated the FHL indefinite-lived intangible asset for impairment as of December 31, 2025 using a quantitative approach. Auditing the Company’s impairment test of the FHL indefinite-lived intangible asset was complex and judgmental due to the significant estimation uncertainty in determining the fair value of this accounting unit. The significant assumptions used to estimate the fair value of this accounting unit included the projected revenue growth rates and projected pre-tax profit margins that form the basis of the projected cash flows, and the discount rate. These significant assumptions are forward-looking and could be materially affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment testing process for indefinite-lived intangible assets, including controls over management’s review of the significant assumptions described above.
Our audit procedures to test the estimated fair value of the Company’s FHL indefinite-lived intangible asset accounting unit included, among others, evaluating management’s significant assumptions described above and testing the completeness and accuracy of the underlying data. With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and the significant assumptions described above. Our procedures included, among others, evaluating the selection of the discount rate by comparing the selected discount rate to the Company’s weighted average cost of capital, testing the objective source information underlying the determination of the discount rate, and comparing management’s discount rate to an independently developed range. Our procedures also included, among others, comparing the projected revenue growth rates and projected pre-tax profit margins to current industry, market and economic data, historical results, and other relevant information. We evaluated management’s ability to accurately project revenue growth rates and pre-tax profit margins by comparing actual results to management’s historical forecasts. Additionally, we performed sensitivity analyses of the significant assumptions described above to evaluate the changes in the fair value of the FHL indefinite-lived intangible asset that would result from reasonably expected changes in these significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996.
Pittsburgh, PA
February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Federated Hermes, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Federated Hermes, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Federated Hermes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Assessment of Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rivington Energy Management Limited (Rivington), which is included in the 2025 consolidated financial statements of the Company and constituted less than 1% of total and net assets as of December 31, 2025 and less than 1% of revenues and net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Rivington.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes, and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Pittsburgh, PA
February 27, 2026

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

December 31,	2025	2024
ASSETS
Current Assets
Cash and Cash Equivalents	$582,542	$504,441
Investments—Consolidated Investment Companies	85,501	82,441
Investments—Affiliates and Other	56,254	54,160
Receivables, net of reserve of $21 and $21, respectively	47,553	69,903
Receivables—Affiliates	42,225	36,317
Prepaid Expenses	36,832	29,294
Other Current Assets	12,885	4,796
Total Current Assets	863,792	781,352
Long-Term Assets
Goodwill	852,102	804,818
Intangible Assets, net	331,510	327,881
Property and Equipment, net	24,838	25,565
Right-of-Use Assets, net	95,793	104,710
Other Long-Term Assets	61,302	40,358
Total Long-Term Assets	1,365,545	1,303,332
Total Assets	$2,229,337	$2,084,684
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$99,046	$100,012
Accrued Compensation and Benefits	176,329	157,068
Lease Liabilities	20,147	16,695
Other Current Liabilities	18,619	15,418
Total Current Liabilities	314,141	289,193
Long-Term Liabilities
Long-Term Debt	348,369	348,106
Long-Term Deferred Tax Liability, net	183,542	170,957
Long-Term Lease Liabilities	88,491	97,166
Other Long-Term Liabilities	31,317	28,542
Total Long-Term Liabilities	651,719	644,771
Total Liabilities	965,860	933,964
Commitments and Contingencies (Note (20))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	66,529	55,514
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders’ Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 99,505,456 Shares Issued	532,413	503,335
Retained Earnings	1,531,076	1,256,603
Treasury Stock, at Cost, 23,118,490 and 17,745,777 Shares Class B Common Stock, respectively	(873,214)	(632,838)
Accumulated Other Comprehensive Income (Loss), net of tax	6,484	(32,083)
Total Permanent Equity	1,196,948	1,095,206
Total Liabilities, Temporary Equity and Permanent Equity	$2,229,337	$2,084,684
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

Years Ended December 31,	2025	2024	2023
Revenue
Investment Advisory Fees, net—Affiliates	$943,474	$857,444	$870,831
Investment Advisory Fees, net—Other	255,762	240,422	244,952
Administrative Service Fees, net—Affiliates	419,759	387,531	343,332
Other Service Fees, net—Affiliates	148,648	128,725	134,429
Other Service Fees, net—Other	33,020	17,971	16,030
Total Revenue	1,800,663	1,632,093	1,609,574
Operating Expenses
Compensation and Related	577,686	540,486	563,388
Distribution	434,391	382,327	371,198
Systems and Communications	98,449	92,515	84,203
Professional Service Fees	80,814	78,353	69,514
Office and Occupancy	39,695	39,946	45,069
Advertising and Promotional	22,986	24,090	22,992
Travel and Related	17,012	15,399	15,409
Intangible Asset Related	13,731	79,361	13,870
Other	2,017	18,149	36,382
Total Operating Expenses	1,286,781	1,270,626	1,222,025
Operating Income	513,882	361,467	387,549
Nonoperating Income (Expenses)
Investment Income, net	25,292	26,065	22,559
Gain (Loss) on Securities, net	21,120	6,603	13,181
Debt Expense	(12,732)	(12,665)	(12,519)
Other, net	(36)	139	562
Total Nonoperating Income (Expenses), net	33,644	20,142	23,783
Income Before Income Taxes	547,526	381,609	411,332
Income Tax Provision	133,431	113,179	106,551
Net Income Including the Noncontrolling Interests in Subsidiaries	414,095	268,430	304,781
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	10,796	116	5,801
Net Income	$403,299	$268,314	$298,980
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic and Diluted	$5.13	$3.23	$3.40
Cash Dividends Per Share	$1.33	$2.21	$1.11
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

Years Ended December 31,	2025	2024	2023
Net Income Including the Noncontrolling Interests in Subsidiaries	$414,095	$268,430	$304,781

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	38,567	(12,172)	25,765
Temporary Equity
Foreign Currency Translation Gain (Loss)	2,523	(687)	585
Other Comprehensive Income (Loss), net of tax	41,090	(12,859)	26,350
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	455,185	255,571	331,131
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interest in Subsidiaries	13,319	(571)	6,386
Comprehensive Income Attributable to Federated Hermes, Inc.	$441,866	$256,142	$324,745
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Shares
	Class A	Class B	Treasury
Balance at January 1, 2023	9,000	89,275,935	10,229,521
Net Income (Loss)	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	883,496	(883,496)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0
Purchase of Treasury Stock	0	(5,318,442)	5,318,442
Balance at December 31, 2023	9,000	84,840,989	14,664,467
Net Income (Loss)	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	930,707	(930,707)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0
Purchase of Treasury Stock	0	(4,012,017)	4,012,017
Balance at December 31, 2024	9,000	81,759,679	17,745,777
Net Income (Loss)	0	0	0
Other Comprehensive Income (Loss), net of tax	0	0	0
Subscriptions – Redeemable Noncontrolling Interest Holders	0	0	0
Consolidation/(Deconsolidation)	0	0	0
Stock Award Activity	0	819,720	(819,720)
Dividends Declared	0	0	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0
Business Acquisition	0	0	0
Purchase of Treasury Stock	0	(6,192,433)	6,192,433
Balance at December 31, 2025	9,000	76,386,966	23,118,490
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Federated Hermes, Inc. Shareholders’ Equity
Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
$441,142	$0	$1,015,589	$(365,363)	$(45,676)	$1,045,692	$61,821
0	0	298,980	0	0	298,980	5,801
0	0	0	0	25,765	25,765	585
0	0	0	0	0	0	72,823
0	0	0	0	0	0	(75,225)
33,861	2	(22,003)	23,256	0	35,116	0
0	0	(98,005)	0	0	(98,005)	0
0	0	0	0	0	0	(39,960)
0	0	0	(179,296)	0	(179,296)	0
$475,003	$2	$1,194,561	$(521,403)	$(19,911)	$1,128,252	$25,845
0	0	268,314	0	0	268,314	116
0	0	0	0	(12,172)	(12,172)	(687)
0	0	0	0	0	0	69,144
0	0	0	0	0	0	(7,646)
28,521	(2)	(21,723)	23,104	0	29,900	0
0	0	(184,549)	0	0	(184,549)	0
0	0	0	0	0	0	(31,258)
0	0	0	(134,539)	0	(134,539)	0
$503,524	$0	$1,256,603	$(632,838)	$(32,083)	$1,095,206	$55,514
0	0	403,299	0	0	403,299	10,796
0	0	0	0	38,567	38,567	2,523
0	0	0	0	0	0	163,922
0	0	0	0	0	0	(154,404)
29,078	0	(24,006)	25,262	0	30,334	0
0	0	(104,820)	0	0	(104,820)	0
0	0	0	0	0	0	(35,414)
0	0	0	0	0	0	23,592
0	0	0	(265,638)	0	(265,638)	0
$532,602	$0	$1,531,076	$(873,214)	$6,484	$1,196,948	$66,529

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

Years Ended December 31,	2025	2024	2023
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$414,095	$268,430	$304,781
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	22,260	22,429	26,835
Share-Based Compensation Expense	29,130	28,784	33,947
(Gain) Loss on Disposal of Assets	(10,300)	(1,552)	260
(Benefit) Provision for Deferred Income Taxes	10,769	(14,935)	4,252
Impairment of Intangible Asset	0	66,331	0
Net Unrealized (Gain) Loss on Investments	(10,794)	(3,929)	(13,423)
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(146,073)	(28,571)	(34,328)
Consolidation/(Deconsolidation) of Investment Companies	(8,379)	(8,008)	1,647
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	4,025	17,348	(27,568)
(Increase) Decrease in Prepaid Expenses and Other Assets	(18,298)	19,871	20,748
Increase (Decrease) in Accounts Payable and Accrued Expenses	5,929	9,359	14,627
Increase (Decrease) in Other Liabilities	4,981	(29,003)	(19,947)
Net Cash Provided (Used) by Operating Activities	297,345	346,554	311,831
Investing Activities
Purchases of Investments—Affiliates and Other	(18,692)	(47,516)	(57,999)
Cash Paid for Business Acquisitions, net of Cash Acquired	(12,755)	0	0
Proceeds from Redemptions of Investments—Affiliates and Other	42,243	119,891	35,304
Cash Paid for Property and Equipment	(2,762)	(4,024)	(7,915)
Other Investing Activities	(6,028)	(4,100)	0
Net Cash Provided (Used) by Investing Activities	2,006	64,251	(30,610)
Financing Activities
Dividends Paid	(104,872)	(184,811)	(98,093)
Purchases of Treasury Stock	(262,775)	(137,615)	(177,066)
Distributions to Noncontrolling Interests in Subsidiaries	(35,414)	(31,258)	(39,960)
Contributions from Noncontrolling Interests in Subsidiaries	163,922	69,144	72,823
Cash Paid for Business Acquisitions	0	(3,236)	(2,065)
Other Financing Activities	1,256	1,379	1,274
Net Cash Provided (Used) by Financing Activities	(237,883)	(286,397)	(243,087)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	15,346	(3,795)	7,865
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	76,814	120,613	45,999
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	507,567	386,954	340,955
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	584,381	507,567	386,954
Less: Restricted Cash Recorded in Other Current Assets	1,348	2,663	3,498
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	491	463	276
Cash and Cash Equivalents	$582,542	$504,441	$383,180
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$11,805	$11,592	$11,648
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2025, 2024 and 2023)
(1) Summary of Significant Accounting Policies
(a) Nature of Operations
Federated Hermes provides investment advisory, administrative, distribution and other services to the Federated Hermes Funds and Separate Accounts in both domestic and international markets. In addition, Federated Hermes markets and provides stewardship, real estate development and renewable energy project development services to various domestic and international companies. For presentation purposes in the Consolidated Financial Statements, the Federated Hermes Funds are considered to be affiliates of Federated Hermes.
The majority of Federated Hermes’ revenue is derived from investment advisory services provided to the Federated Hermes Funds and Separate Accounts through various subsidiaries pursuant to investment advisory contracts. These advisory subsidiaries are registered as investment advisors under the Advisers Act or operate in similar capacities under applicable jurisdictional law.
U.S.-domiciled Federated Hermes Funds are generally distributed by a wholly-owned subsidiary registered as a broker/dealer under the 1934 Act and under applicable state laws. Non-U.S.-domiciled Federated Hermes Funds are generally distributed by subsidiaries and third-party distribution firms which are registered (as required) under applicable jurisdictional law. Federated Hermes’ investment offerings are distributed within the U.S. financial intermediary, U.S. institutional and international markets.
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
Performance fees, including carried interest, are received from certain Federated Hermes Funds and Separate Accounts and are dependent upon meeting certain performance hurdles which typically arise from investment management services that began in prior periods. Revenues related to performance fees, including carried interest, are recognized at a point in time when these hurdles are met. Because each fee arrangement is unique, contracts are evaluated on an individual basis for each reporting period. Performance fees, including carried interest, are accounted for as variable consideration, and Federated Hermes records a contract liability for deferred carried interest to the extent it receives cash prior to meeting the revenue recognition criteria.
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
(e) Principles of Consolidation
Federated Hermes performs an analysis for each Federated Hermes Fund or other entity in which Federated Hermes holds a financial interest to determine if it is a VIE or a voting rights entity (VRE). Factors considered in this analysis include, but are not limited to, whether: (1) it is a legal entity; (2) a scope exception applies; (3) a variable interest exists; and (4) shareholders have the power to direct the activities that most significantly impact the economic performance, as well as the equity ownership, and any related party or de facto agent implications of Federated Hermes’ involvement with the entity. Entities that are determined to be VIEs are consolidated if Federated Hermes is deemed to be the primary beneficiary. Entities that are determined to be VREs are generally consolidated if Federated Hermes holds the majority voting interest. Federated Hermes’ conclusion to consolidate a Federated Hermes Fund could vary from period to period, most commonly as a result of changes in its percentage of ownership interest in the entity. All intercompany accounts and transactions are eliminated in consolidation.

Consolidation of Variable Interest Entities
Federated Hermes has a controlling financial interest in a VIE and is, therefore, deemed to be the primary beneficiary of a VIE if it has: (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance; and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Financial information for certain entities, whose primary purpose is to collect and distribute carried interest paid by foreign private equity and infrastructure funds (carried interest vehicles), is not available timely and is therefore consolidated on a one quarter lag, adjusted for any known material carried interest revenue and compensation transactions occurring through the balance sheet date.
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
The fair value of Federated Hermes’ investments is generally based on quoted market prices in active markets for identical instruments. If quoted market prices are not available, fair value is generally based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. In the absence of observable market data inputs and/or value drivers, internally generated valuation techniques can be utilized in which one or more significant inputs or significant value drivers are unobservable in the marketplace. See Note (8) for additional information regarding the fair value of investments held as of December 31, 2025 and 2024.
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
In addition, from time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes can be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings.
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
In the case of Rivington, noncontrolling interests are subject to put and call option rights. These put and call rights are redeemable at the option of either the noncontrolling party or Federated Hermes at future predetermined dates, and therefore, are not entirely within Federated Hermes’ control. The subsidiary’s net income or loss and related dividends are allocated to Federated Hermes and the noncontrolling interest holder based on their relative ownership percentages. The noncontrolling interests’ carrying value is adjusted on a quarterly basis to the higher of the carrying value less redemption value adjustments or redemption value, as of the balance sheet date, through a corresponding adjustment to retained earnings.
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

(r) Foreign Currency Translation
The balance sheets of certain foreign subsidiaries of Federated Hermes, certain consolidated foreign-denominated investment offerings and all other foreign-denominated cash or investment balances are translated at the current exchange rate as of the end of the reporting period and the related statements of income are translated at the average exchange rate in effect during the period. Net exchange gains and losses resulting from these translations are excluded from income and are recorded in Accumulated Other Comprehensive Income (Loss), net of tax on the Consolidated Balance Sheets. Foreign currency transaction gains and losses are reflected in Operating Expenses – Other on the Consolidated Statements of Income.
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
Following its review, management has determined that the investment in certain non-U.S. subsidiaries will be reinvested for an indefinite period of time. Federated Hermes has the ability and the intent to do this. In addition, under the various directives and protocols in the jurisdictions where these entities are located, management believes that any dividend from these non-U.S. subsidiaries would not be subject to a withholding tax. Additionally, Federated Hermes has elected to account for taxes related to temporary basis differences expected to reverse as Net Controlled Foreign Corporation Tested Income as tax expense in the period incurred, rather than factoring it into the measurement of deferred taxes.
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
(2) Recent Accounting Pronouncements
Recently Adopted Accounting Guidance
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU updates income tax disclosures by requiring annual disclosures of disaggregated information, based on meeting a quantitative threshold, about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The update was adopted retrospectively for Federated Hermes’ December 31, 2025 Form 10-K. The adoption did not have a material impact on Federated Hermes’ disclosures.
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
In September 2025, the FASB issued ASU No. 2025-06 Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends certain aspects of the accounting for and disclosure of software costs under Accounting Standards Codification (ASC) 350-40 Intangibles—Goodwill and Other—Internal-Use Software by removing references to software development phases for cost capitalization and specifying the disclosures required under ASC 360-10 Property, Plant, and Equipment. The update is effective for Federated Hermes for the March 31, 2028 Form 10-Q with early adoption permitted, and allows for the retrospective, modified retrospective or prospective adoption methods. Management is currently evaluating this ASU to determine its impact on Federated Hermes’ Consolidated Financial Statements.
(3) Business Combination
Rivington Acquisition
On April 7, 2025, FHL acquired a majority (60%) equity interest in Rivington, a U.K.-based renewable energy project development business, from its founding shareholders (Sellers). The acquisition provides an opportunity to further accelerate Federated Hermes’ growth in markets outside of the U.S.
The share purchase agreement provided for an upfront cash payment of £23.6 million ($30.0 million) for the majority (60%) equity interest in Rivington. The upfront cash payment included £12.9 million ($16.4 million) paid to Rivington for newly issued shares principally to provide funds for growth capital and debt repayment. The share purchase agreement also provides for a series of contingent purchase price payments, which can total as much as £10.7 million ($13.6 million) in the aggregate, with an estimated fair value as of the acquisition date of £2.1 million ($2.7 million), based on meeting certain revenue thresholds over the next three years. The share purchase agreement and other related transaction documents contain certain negotiated warranties, covenants and other terms customary for similar transactions in the U.K.
FHL and Sellers entered into an arrangement pursuant to the Shareholders’ Agreement relating to Rivington Energy (Management) Limited, which grants FHL the right to exercise a call option to acquire Sellers’ remaining 40% interest in Rivington at fair value between January 1, 2026 and December 31, 2033 and grants Sellers a right to exercise a put option to sell their remaining interest in Rivington to FHL at fair value between January 1, 2029 and December 31, 2033. Federated Hermes has determined that Sellers’ remaining 40% interest is temporary equity due to it being redeemable at the option of either FHL or Sellers, and therefore is not entirely in Federated Hermes’ control.
Federated Hermes performed a valuation of the fair value of the Rivington acquisition. As of December 31, 2025, the purchase price allocation for all assets and liabilities acquired is still preliminary. Although adjustments to the preliminary valuation reflected in the Consolidated Financial Statements as of December 31, 2025 are possible, Federated Hermes does not expect material adjustments in the final purchase price allocation.
During the fourth quarter 2025, Federated Hermes updated its preliminary purchase price allocation. There was no material impact to the Consolidated Financial Statements as a result of this update. The following table summarizes the updated preliminary purchase price allocation determined as of the acquisition date:

(in millions)
Cash and Cash Equivalents	$17.8
Goodwill[1]	35.6
Intangible Assets[2]	4.6
Other Assets	5.9
Less: Liabilities Assumed	(9.4)
Less: Fair Value of Redeemable Noncontrolling Interest in Subsidiary[3]	(21.8)
Total Purchase Price Consideration	$32.7
1    The goodwill recognized is attributable to enhanced revenue and growth opportunities from future projects and the assembled workforce of the Rivington business and is not deductible for tax purposes.
2    Intangible Assets are made up of customer contracts with an estimated useful life of 8.5 years and is recorded in Intangible Assets, net on the Consolidated Balance Sheets.
3    The fair value of the noncontrolling interest was determined utilizing the market approach and consideration of the overall business enterprise value.
FCP Acquisition
On October 23, 2025, Federated Hermes entered into an agreement to acquire a majority interest in FCP, a U.S.-based real estate investment manager. Federated Hermes will pay up to $331.0 million in aggregate purchase price, subject to a potential post-closing purchase price adjustment, for an 80% interest in FCP. The aggregate purchase price includes $215.8 million in cash consideration and $23.2 million in Federated Hermes Class B common stock that will be paid and issued at closing, as well as opportunities to earn contingent consideration of up to an aggregate of $92.0 million over multiple year periods, based on achieving certain financial thresholds. The agreement has been approved by Federated Hermes’ board of directors and the executive management of FCP and is subject to approval of regulatory authorities in the U.S. The transaction also is subject to satisfaction of other agreed-upon conditions, and is expected to be completed during the second quarter 2026.
Beginning after the fifth anniversary of the closing, Federated Hermes will have certain call option rights to require the selling parties to sell their interests in FCP to Federated Hermes, and the selling parties will have certain put option rights to require Federated Hermes to acquire their interests in FCP from the selling parties.

(4) Revenue from Contracts with Customers
The following table presents Federated Hermes’ revenue disaggregated by asset class:

(in thousands)	2025	2024	2023
Money market	$947,989	$837,948	$754,074
Equity	513,278	473,065	483,650
Fixed-income	197,226	195,798	189,280
Other	142,170	125,282	182,570
Total Revenue	$1,800,663	$1,632,093	$1,609,574
The following table presents Federated Hermes’ revenue disaggregated by performance obligation:

(in thousands)	2025	2024	2023
Investment Advisory	$1,199,236	$1,097,866	$1,115,783
Administrative Services	419,759	387,531	343,332
Distribution	140,058	120,276	126,350
Other	41,610	26,420	24,109
Total Revenue	$1,800,663	$1,632,093	$1,609,574
During the years ended December 31, 2025, 2024 and 2023, Federated Hermes recorded performance fees, including carried interest, of $12.5 million, $11.5 million and $65.4 million, respectively, which were recorded at a point in time and included in the investment advisory performance obligation.
The following table presents Federated Hermes’ revenue disaggregated by offering type:

(in thousands)	2025	2024	2023
Federated Hermes Funds	$1,511,881	$1,373,700	$1,348,591
Separate Accounts	255,762	240,422	244,952
Other	33,020	17,971	16,031
Total Revenue	$1,800,663	$1,632,093	$1,609,574
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of certain services, primarily stewardship services, real estate development performance obligations and renewable energy project development obligations at December 31, 2025. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to 12 months. Based on existing contracts and the applicable foreign exchange rates as of December 31, 2025, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
2026	$10,443
2027	1,760
2028	561
2029 and Thereafter	224
Total Remaining Unsatisfied Performance Obligations	$12,988

(5) Concentration Risk
The following information summarizes Federated Hermes’ revenue concentrations. See additional information on the risks related to such concentrations in Item 1A – Risk Factors (unaudited).
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes’ significant revenue concentration by asset class over the last three years:

	2025	2024	2023
Money Market Assets	53%	51%	47%
Equity Assets	28%	29%	30%
Fixed-Income Assets	11%	12%	12%
The change in the relative proportion of Federated Hermes’ revenue attributable to money market assets in 2025 and 2024, as compared to the same period in 2024 and 2023, respectively, was primarily the result of an increase in money market revenue due to higher average money market assets.
(b) Revenue Concentration by Investment Offering
The following table presents Federated Hermes’ revenue concentration by investment offering over the last three years:

	2025	2024	2023
Federated Government Obligations Fund	16%	15%	14%
Federated Prime Cash Obligation Fund	11%	9%	6%
A significant and prolonged decline in the AUM in these offerings can have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these offerings.
(c) Revenue Concentration by Intermediary
Approximately 9%, 10% and 11% of Federated Hermes’ total revenue for 2025, 2024 and 2023, was derived from services provided to one intermediary, The Bank of New York Mellon Corporation, including its Pershing subsidiary. Significant negative changes in Federated Hermes’ relationship with this intermediary can have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
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
In the ordinary course of business, Federated Hermes can implement Fee Waivers. For the years ended December 31, 2025, 2024 and 2023, Fee Waivers totaled $437.4 million, $428.0 million and $504.5 million, respectively, of which $325.9 million, $319.5 million and $389.3 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business could make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of money market

Federated Hermes Funds. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund’s NAV, increase the market-based NAV per share of the fund’s portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and SEC guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no such contributions for the years ended December 31, 2025, 2024 or 2023.
In accordance with Federated Hermes’ consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of December 31, 2025 and 2024.
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
(b) Consolidated Variable Interest Entities
As of December 31, 2025 and 2024, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes’ net interest in the consolidated VIEs at December 31:

(in millions)	2025	2024
Cash and Cash Equivalents	$7.4	$8.7
Investments—Consolidated Investment Companies	81.0	77.8
Receivables—Affiliates	0.1	0.2
Other Current Assets	0.5	1.2
Other Long-Term Assets	22.7	13.9
Less: Liabilities	(13.1)	(8.8)
Less: Redeemable Noncontrolling Interests in Subsidiaries	(44.0)	(54.4)
Federated Hermes’ Net Interest in VIEs	$54.6	$38.6
Federated Hermes’ net interest in the consolidated VIEs represents the value of Federated Hermes’ economic ownership interest in those VIEs.
At December 31, 2025 and 2024, a Federated Hermes consolidated VIE held foreign currency forwards, which are subject to a master netting agreement, entered into as part of the consolidated VIE’s strategy. These foreign currency forwards had asset balances of $11.9 million and $35.7 million, recorded net of liability balances of $11.9 million and $35.6 million, respectively, in Other Current Liabilities and Other Current Assets, respectively, on the Consolidated Balance Sheets.
During the year ended December 31, 2025, Federated Hermes consolidated and/or deconsolidated various VIEs due to changes in its ownership in these VIEs. There was no material impact to the Consolidated Statements of Income as a result of these consolidations and deconsolidations on a net basis.
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
At December 31, 2025 and 2024, Federated Hermes’ maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $156.8 million and $161.1 million, respectively, (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $12.3 billion and $10.0 billion at December 31, 2025 and 2024, respectively. Of the Receivables—Affiliates at December 31, 2025 and 2024, $2.0 million and $1.7 million, respectively, was related to non-consolidated VIEs and represented Federated Hermes’ maximum risk of loss from non-consolidated VIE receivables.

(7) Investments
At December 31, 2025 and 2024, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $50.1 million and $48.0 million, respectively, primarily in mutual funds which represent equity investments for Federated Hermes, and held investments in Separate Accounts of $6.2 million at both December 31, 2025 and 2024 that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes’ investments held in Separate Accounts as of December 31, 2025 and 2024 were primarily composed of stocks of large domestic and foreign companies ($3.9 million and $2.8 million, respectively) and domestic debt securities ($1.7 million and $1.8 million, respectively).
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (6)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes’ Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of December 31, 2025 and 2024, were composed of foreign and domestic debt securities ($73.4 million and $70.4 million, respectively), stocks of large foreign and domestic companies ($7.6 million and $7.4 million, respectively) and stocks of small and mid-sized domestic and foreign companies ($4.5 million and $4.7 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes’ investments:

(in thousands)	2025	2024	2023
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$6,996	$589	$8,969
Net Realized Gains (Losses)[1]	3,445	538	(1,734)
Net Gains (Losses) on Investments—Consolidated Investment Companies	10,441	1,127	7,235
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	3,798	3,340	4,454
Net Realized Gains (Losses)[1]	6,881	2,136	1,492
Net Gains (Losses) on Investments—Affiliates and Other	10,679	5,476	5,946
Gain (Loss) on Securities, net	$21,120	$6,603	$13,181
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

(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes’ financial assets and liabilities measured at fair value on a recurring basis at December 31:

(in thousands)	Level 1	Level 2	Level 3	Total
2025
Financial Assets
Cash and Cash Equivalents	$582,542	$0	$0	$582,542
Investments—Consolidated Investment Companies	12,090	73,411	0	85,501
Investments—Affiliates and Other	53,872	2,364	18	56,254
Other[1]	11,966	0	0	11,966
Total Financial Assets	$660,470	$75,775	$18	$736,263

Total Financial Liabilities[2]	$0	$44	$0	$44

2024
Financial Assets
Cash and Cash Equivalents	$504,441	$0	$0	$504,441
Investments—Consolidated Investment Companies	12,090	70,351	0	82,441
Investments—Affiliates and Other	51,847	2,290	23	54,160
Other[1]	9,570	0	0	9,570
Total Financial Assets	$577,948	$72,641	$23	$650,612

Total Financial Liabilities[2]	$0	$2,819	$353	$3,172
1    Amounts primarily consist of deposits and restricted cash.
2    Amounts primarily consist of derivative liabilities.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at December 31, 2025 or 2024.
Cash and Cash Equivalents
Cash and Cash Equivalents include investments in money market funds and deposits with banks. Investments in money market funds totaled $545.4 million and $465.9 million at December 31, 2025 and 2024, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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

Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of December 31, 2025 and 2024, these investments totaled $22.0 million and $19.4 million, respectively, and were recorded in Other Long-Term Assets.
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
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2025 and 2024.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes’ debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.
(9) Intangible Assets
(a) Indefinite-lived intangible assets
Indefinite-lived intangible assets are recorded in Intangible Assets, net on the Consolidated Balance Sheets and include rights to manage fund assets ($244.3 million and $237.4 million at December 31, 2025 and 2024, respectively) and trade names ($52.9 million and $49.2 million at December 31, 2025 and 2024, respectively). The increase in indefinite-lived intangible assets at December 31, 2025 as compared to December 31, 2024 was due to an increase in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations.
Due to actual results trailing projected results, driven by a combination of lower gross sales and higher redemptions for the quarter ended June 30, 2024, management concluded that an indicator of potential impairment existed for the indefinite-lived intangible asset related to the FHL right to manage public fund assets acquired in connection with the 2018 FHL acquisition. Management used an income-based approach, the discounted cash flow method, to value the asset as of June 30, 2024, which resulted in a non-cash impairment charge of $66.3 million. The non-cash impairment was recorded in Operating Expenses – Intangible Asset Related on the Consolidated Statements of Income. There were no other impairments during the year ended December 31, 2024 and no impairments during the years ended December 31, 2025 and 2023.
(b) Finite-lived intangible assets
Finite-lived intangible assets primarily represent customer relationships and consist of the following at December 31:

(in thousands)	2025	2024
Cost	$129,702	$117,054
Accumulated Amortization	(95,365)	(75,787)
Carrying Value	$34,337	$41,267
The decrease in finite-lived intangible assets at December 31, 2025 as compared to December 31, 2024 primarily relates to amortization expense ($13.7 million).

Amortization expense for finite-lived intangible assets was $13.7 million, $13.0 million and $13.9 million in 2025, 2024 and 2023, respectively, and was recorded in Operating Expenses – Intangible Asset Related on the Consolidated Statements of Income.
Expected aggregate annual amortization expense for finite-lived intangible assets in each of the five succeeding years assuming no new acquisitions, impairments or changes in foreign exchange rates is shown in the table below:

(in thousands)
2026	$10,165
2027	6,614
2028	5,688
2029	2,881
2030	2,486
(c) Goodwill
Goodwill at December 31, 2025 increased $47.3 million from December 31, 2024 primarily as a result of the Rivington acquisition ($35.6 million) and foreign exchange rate fluctuations on goodwill denominated in a foreign currency ($12.0 million).
(10) Property and Equipment
Property and equipment consisted of the following at December 31:

(in thousands)	Estimated Useful Life			2025	2024
Computer Software and Hardware	1	to	5 years	$43,532	$78,770
Leasehold Improvements	Up to term of lease			46,813	41,764
Transportation Equipment	3	to	12 years	17,851	17,851
Office Furniture and Equipment	4	to	15 years	3,597	5,283
Total Cost				111,793	143,668
Accumulated Depreciation				(86,955)	(118,103)
Property and Equipment, net				$24,838	$25,565
Depreciation expense was $8.3 million, $9.1 million and $13.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was recorded in Operating Expenses – Office and Occupancy on the Consolidated Statements of Income.
Certain implementation costs related to software hosting arrangements that are service contracts are capitalized and amortized using the straight-line method over the term of the software license. At December 31, 2025 and 2024, $2.8 million and $3.2 million, respectively, are included in Prepaid Expenses and $16.9 million and $10.9 million, respectively, in Other Long-Term Assets on the Consolidated Balance Sheets.

(11) Debt
Unsecured Senior Notes
On March 17, 2022, pursuant to the Note Purchase Agreement, Federated Hermes issued unsecured senior notes in the aggregate amount of $350 million, at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. The Note Purchase Agreement is recorded, net of unamortized issuance costs, in Long-Term Debt on the Consolidated Balance Sheets and was $348.4 million and $348.1 million at December 31, 2025 and 2024, respectively.
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
The Note Purchase Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the period ended December 31, 2025. See the Liquidity and Capital Resources section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) for additional information.
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
As of December 31, 2025, the interest on borrowings from the revolving credit facility is calculated at the term Secured Overnight Financing Rate (SOFR) which includes a benchmark adjustment based on its historical relationship to the London Interbank Offering Rate (LIBOR). The borrowings under the revolving credit facility may include up to $50 million for which interest is calculated at the daily SOFR plus a spread unless a base rate option is elected (Swing Line). Effective July 1, 2023, Federated Hermes began using SOFR as a replacement to LIBOR in order to calculate interest on borrowings, if any, as permitted by the Credit Agreement. This was only a change to the rate index used for future borrowings under the Credit Agreement due to the discontinuance of LIBOR in the market and was not an amendment to the Credit Agreement.
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, can elect to make discretionary principal payments. There was no activity on the Credit Agreement during 2025.
As of December 31, 2025 and 2024, there were no outstanding borrowings under the revolving credit facility. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender’s commitment. As of December 31, 2025, Federated Hermes has $350 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all covenants at and during the year ended

December 31, 2025. See the Liquidity and Capital Resources section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) for additional information.
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
(12) Employee Benefit Plans
Federated Hermes offers defined contribution plans to its employees. The total expense for these plans recognized in Operating Expenses – Compensation and Related amounted to $17.3 million, $16.9 million and $14.4 million for 2025, 2024 and 2023, respectively.
(13) Share-Based Compensation
Federated Hermes’ long-term stock-incentive compensation is provided under the Stock Incentive Plan, as amended and subsequently approved by shareholders from time to time. Share-based awards are granted to reward Federated Hermes’ employees and non-management directors who have contributed to the success of Federated Hermes and to provide incentive to increase their efforts on behalf of Federated Hermes. Since the Stock Incentive Plan’s inception, a total of 36.1 million shares of Class B common stock have been authorized for granting share-based awards in the form of restricted stock, stock options or other share-based awards. As of December 31, 2025, 2.3 million shares are available under the Stock Incentive Plan.
Share-based compensation expense recognized in Operating Expenses – Compensation and Related was $29.1 million, $28.8 million and $33.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The associated tax benefits recorded in connection with share-based compensation expense were $7.0 million, $7.0 million and $8.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, the maximum remaining unrecognized compensation expense related to share-based awards approximated $92 million which is expected to be recognized over a weighted-average period of approximately seven years.
Federated Hermes’ restricted stock awards represent shares of Federated Hermes Class B common stock that may be sold by the awardee only once restrictions lapse, as dictated by the terms of the award. The awards are generally subject to graded vesting schedules that vary in length from three to ten years with a portion of the award vesting on specified anniversaries, as dictated by the terms of the award. The restrictions on the vested portion of an award typically lapse on specified anniversary dates of an award (e.g., for U.S. employees, the award’s fifth- and tenth-year anniversaries, and for non-U.S. employees, generally, for awards prior to November 2025, the award’s sixth, seventh and eighth anniversaries which extend beyond the five-year vesting period in an effort to continue to align the employees’ and Federated Hermes’ interests during the restriction period and for awards effective November 2025 or later, the award’s fifth anniversary). Certain restricted stock awards granted pursuant to a key employee bonus program have a three-year graded vesting schedule with restrictions lapsing at each vesting date. During these restriction periods, the recipient receives dividends on all shares awarded, regardless of their vesting status.

The following table summarizes activity of non-vested restricted stock awards for the year ended December 31, 2025:

	Restricted Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2025	3,637,315	$32.21
Granted[1]	812,520	42.22
Vested	(896,576)	32.07
Forfeited	(71,640)	33.07
Non-vested at December 31, 2025	3,481,619	$34.43
1    During 2025, Federated Hermes awarded 69,500 shares of restricted Class B common stock under the U.K. Sub-Plan that generally vest over a five-year period. Federated Hermes awarded 394,020 shares of restricted Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan. This bonus restricted stock generally vests over a three-year period. In addition, Federated Hermes awarded 349,000 shares of restricted Class B common stock under this same Plan that generally vest over a ten-year period.
Federated Hermes awarded 812,520 shares of restricted Class B common stock with a weighted-average grant-date fair value of $42.22 to employees during 2025; awarded 921,107 shares of restricted Class B common stock with a weighted-average grant-date fair value of $37.87 to employees during 2024; and awarded 876,296 shares of restricted Class B common stock with a weighted-average grant-date fair value of $34.20 to employees during 2023.
The total fair value of restricted stock vested during 2025, 2024 and 2023 was $37.9 million, $36.0 million and $49.5 million, respectively.
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
(a) Dividends
Cash dividends of $104.9 million, $184.8 million and $98.1 million were paid in 2025, 2024 and 2023, respectively, to holders of Federated Hermes common stock. Of the amount paid in 2024, $84.2 million represented a $1.00 per share special dividend. All dividends were considered ordinary dividends for tax purposes.
(b) Treasury Stock
In October 2023, the board of directors authorized a share repurchase program with no stated expiration date that allowed the repurchase of up to 5.0 million shares of Class B common stock. This program was fulfilled in March 2025. In October 2024, the board of directors authorized a share repurchase program with no stated expiration date that allowed the repurchase of up to 5.0 million shares of Class B common stock. This program was fulfilled in December 2025. In July 2025, the board of directors authorized an additional share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of December 31, 2025. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless Federated Hermes’ board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the year ended December 31, 2025, Federated Hermes repurchased 6.2 million shares of its Class B common stock for $263.4 million, nearly all of which were repurchased in the open market. At December 31, 2025, 4.6 million shares remained available to be repurchased under this share repurchase program.

(15) Income Taxes
Income Tax Provision consisted of the following expense/(benefit) components for the years ended December 31:

(in thousands)	2025	2024	2023
Current:
Federal	$105,825	$112,218	$91,194
State	16,349	15,419	11,645
Foreign	488	477	(540)
Total Current	122,662	128,114	102,299
Deferred:
Federal	12,638	(4,760)	3,686
State	(448)	(446)	(185)
Foreign	(1,421)	(9,729)	751
Total Deferred	$10,769	$(14,935)	$4,252
Total	$133,431	$113,179	$106,551
The components of income before income taxes consisted of the following for the years ended December 31:

(in thousands)	2025	2024	2023
U.S.	$575,627	$502,997	$449,420
Non-U.S.	(28,101)	(121,388)	(38,088)
Income Before Income Taxes	$547,526	$381,609	$411,332
The reconciliation between income tax expense/(benefit) and the statutory income tax rate consisted of the following for the years ended December 31:

(dollars in thousands)	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	$114,980	21.0%	$80,138	21.0%	$86,380	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect [1]	12,836	2.4	11,814	3.1	9,491	2.3
Foreign Tax Effects
U.K.
Statutory tax rate difference between U.K. & U.S.	(1,194)	(0.2)	(4,851)	(1.3)	(1,391)	(0.3)
Other Nontaxable or Nondeductible Items	(1,454)	(0.3)	1,746	0.5	2,969	0.7
Nontaxable dividend income	(4,378)	(0.8)	(8,051)	(2.1)	(1,248)	(0.3)
Net Valuation Allowance	12,021	2.2	26,550	7.0	7,731	1.9
Other Foreign Jurisdictions	(26)	0.0	846	0.2	147	0.0
Effects of Cross-Border Tax Laws
Subpart F and Foreign-Derived Deduction Eligible Income	1,724	0.3	2,100	0.6	1,282	0.3
Tax Credits
Research & Development Tax Credit	(1,986)	(0.4)	0	0.0	0	0.0
Nontaxable or Nondeductible Items
Executive Compensation Disallowance	4,596	0.9	4,256	1.1	3,920	1.0
Other	(1,698)	(0.3)	(1,410)	(0.4)	(1,055)	(0.3)
Changes in Unrecognized Tax Benefits	636	0.1	14	0.0	(432)	(0.1)
Other Adjustments	(2,626)	(0.5)	27	0.0	(1,243)	(0.3)
Effective Tax Rate	$133,431	24.4%	$113,179	29.7%	$106,551	25.9%
1     State taxes in New York and local tax in New York City made up the majority (greater than 50 percent) of the tax effect in this category in 2025 and 2024 and New York, New York City and California in 2023.

The effective tax rate for 2025 decreased to 24.4% as compared to the effective tax rate for 2024 of 29.7% primarily due to the impact in 2024 of a valuation allowance on foreign deferred tax assets and the impairment of an indefinite-lived intangible asset.
Income taxes paid (net of refunds) consisted of the following for the years ended December 31:

(in thousands)	2025	2024	2023
Federal	$109,200	$110,400	$93,300
State	15,347	15,213	14,107
Foreign	95	209	626
Total Taxes Paid	$124,642	$125,822	$108,033
U.S. is the only jurisdiction which exceeds the quantitative threshold of 5% of the total income taxes paid (net of refunds received).
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities consisted of the following at December 31:

(in thousands)	2025	2024
Deferred Tax Assets
Tax Net Operating Loss Carryforwards	$118,304	$110,704
Lease Liability	26,006	27,480
Compensation and Related	22,742	15,272
Other	2,255	10,826
Total Deferred Tax Assets	169,307	164,282
Valuation Allowance	(108,519)	(100,214)
Total Deferred Tax Asset, net of Valuation Allowance	$60,788	$64,068
Deferred Tax Liabilities
Intangible Assets	$208,281	$204,885
Right-of-Use Asset	23,885	25,651
Other	12,164	4,489
Total Gross Deferred Tax Liability	$244,330	$235,025
Net Deferred Tax Liability	$183,542	$170,957
At December 31, 2025, Federated Hermes had deferred tax assets related to state and foreign tax net operating loss carryforwards in certain taxing jurisdictions in the aggregate of $118.3 million. The state net operating losses will expire through 2045, while most foreign net operating losses do not expire. A valuation allowance has been recognized for $30.1 million (or 99.8%) of the deferred tax asset for state tax net operating losses, and for $78.4 million (or 89.0%) of the deferred tax asset for foreign tax net operating losses. The valuation allowances were recorded due to management’s belief that it is more likely than not that Federated Hermes will not realize the full benefit of these net operating losses. For the deferred tax asset, net of valuation allowance related to foreign net operating losses, management has relied on future reversals of temporary taxable differences to support the realizable portion of the deferred tax asset.
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
Federated Hermes’ remaining deferred tax assets as of December 31, 2025 and 2024 primarily related to lease liabilities reported pursuant to ASC 842 and U.S. compensation and related expenses that have been recognized for book purposes but are not yet deductible for tax purposes. Management believes that it is more likely than not that Federated Hermes will receive the full benefit of these deferred tax assets due to the expectation that Federated Hermes will generate taxable income greater than these amounts in the years they become deductible.
Federated Hermes and its subsidiaries file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in certain foreign jurisdictions. Federated Hermes’ U.S. federal tax returns for tax years 2022 to 2025 remain open to examination, while filings in its major state tax jurisdictions from tax years 2021 to 2025 generally remain open to examination.
Federated Hermes’ balance of unrecognized tax benefits, excluding interest and penalties, at December 31, 2025, 2024 and 2023 was $1.6 million, $1.0 million and $0.9 million, respectively.
(16) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes for the years ended December 31:

(in thousands, except per share data)	2025	2024	2023
Numerator
Net Income Attributable to Federated Hermes, Inc.	$403,299	$268,314	$298,980
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(18,140)	(11,605)	(13,981)
Total Net Income Attributable to Federated Hermes Common Stock – Basic and Diluted	$385,159	$256,709	$284,999
Denominator
Basic Weighted-Average Federated Hermes Common Stock[2]	75,101	79,426	83,858
Dilutive Impact from Non-forfeitable Restricted Stock	2	4	5
Diluted Weighted-Average Federated Hermes Common Stock[2]	75,103	79,430	83,863
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock – Basic and Diluted[2]	$5.13	$3.23	$3.40
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
(17) Leases
Federated Hermes has material operating leases related to its corporate headquarters in Pittsburgh, Pennsylvania. These leases expire in 2030 and have renewal options for additional periods through 2040. These leases include provisions for leasehold improvement incentives, rent escalation and certain penalties for early termination. In addition, Federated Hermes has various other operating lease agreements primarily for facilities. These leases are noncancelable and expire on various dates through the year 2055. Most leases include renewal options for additional rental periods that would end on various dates through 2041 and, in certain cases, escalation clauses. The value of the ROU assets and lease liabilities recognized do not include the consideration of any renewal options, as they are not yet reasonably certain to be exercised.
Federated Hermes may enter into, modify or terminate certain leases in accordance with the lease agreements. During the year ended December 31, 2025, these transactions resulted in non-cash increases of $3.4 million, $3.0 million and $6.4 million to Right-of-Use Assets, net, Other Long-Term Assets and Lease Liabilities, respectively, on the Consolidated Balance Sheets. During the years ended December 31, 2024 and 2023, these transactions resulted in non-cash increases of $20.0 million and $20.3 million, respectively, to Right-of-Use Assets, net and Lease Liabilities (both current and long-term) on the Consolidated Balance Sheets.
During the years ended December 31, 2025, 2024 and 2023, Federated Hermes recorded $19.8 million, $19.2 million and $19.5 million, respectively, in operating lease costs to Operating Expenses – Office and Occupancy on the Consolidated Statements of Income.

The following table reconciles future minimum undiscounted payments of the operating lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2025:

(in millions)
2026	$20.7
2027	19.8
2028	19.2
2029	19.3
2030	15.1
2031 and Thereafter	37.3
Total Undiscounted Lease Payments	$131.4
Present Value Adjustment[1]	(22.8)
Net Operating Lease Liabilities	$108.6
1    Calculated using the IBR for each lease.
The following information relates to the operating leases recorded on the Consolidated Balance Sheets as of December 31, 2025:

Weighted-average remaining lease term (in years)	7.8
Weighted-average discount rate (IBR)	4.3%
Cash paid in 2025 for the amounts included in the measurement of lease liabilities (in millions)	$17.7
(18) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2022	$(45,676)
Other Comprehensive Income (Loss)	25,765
Balance at December 31, 2023	$(19,911)
Other Comprehensive Income (Loss)	(12,172)
Balance at December 31, 2024	$(32,083)
Other Comprehensive Income (Loss)	38,567
Balance at December 31, 2025	$6,484

(19) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	Other Entities	Total
Balance at January 1, 2023	$50,317	$11,504	$61,821
Net Income (Loss)	5,311	490	5,801
Other Comprehensive Income (Loss), net of tax	(8)	593	585
Subscriptions—Redeemable Noncontrolling Interest Holders	72,463	360	72,823
Consolidation/(Deconsolidation)	(75,225)	0	(75,225)
Distributions to Noncontrolling Interests in Subsidiaries	(38,517)	(1,443)	(39,960)
Balance at December 31, 2023	$14,341	$11,504	$25,845
Net Income (Loss)	(643)	759	116
Other Comprehensive Income (Loss), net of tax	(1,049)	362	(687)
Subscriptions—Redeemable Noncontrolling Interest Holders	68,513	631	69,144
Consolidation/(Deconsolidation)	(7,646)	0	(7,646)
Distributions to Noncontrolling Interests in Subsidiaries	(28,431)	(2,827)	(31,258)
Balance at December 31, 2024	$45,085	$10,429	$55,514
Net Income (Loss)	12,142	(1,346)	10,796
Other Comprehensive Income (Loss), net of tax	2,677	(154)	2,523
Subscriptions—Redeemable Noncontrolling Interest Holders	163,519	403	163,922
Consolidation/(Deconsolidation)	(154,404)	0	(154,404)
Distributions to Noncontrolling Interests in Subsidiaries	(32,386)	(3,028)	(35,414)
Business Acquisition	0	23,592	23,592
Balance at December 31, 2025	$36,633	$29,896	$66,529
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
In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes’ right to challenge the claim. Further, Federated Hermes’ obligations under these agreements can be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes’ obligations and the unique facts and circumstances involved in each particular agreement. As of December 31, 2025, management does not believe that a material loss related to any of these matters is reasonably possible.

(c) Legal Proceedings
On January 5, 2026, Hermes GPE LLP (HGPE), a wholly-owned subsidiary of Federated Hermes, Inc. based in London, England, acknowledged service of “Particulars of Claim” served on it and Hermes Infrastructure II GP LLP (General Partner) in the High Court of Justice, Business and Property Courts of England and Wales, Chancery Division (Court), on December 19, 2025 by Aberdeen City Council as the administering authority of the Aberdeen City Council Pension Fund (also known as the North East Scotland Pension Fund) (Plaintiff). Without alleging specified damages, Plaintiff had taken initial steps to institute legal proceedings against HGPE and General Partner by filing a Claim Form with the Court on August 5, 2025.
HGPE sponsors and serves as investment manager to the Hermes Infrastructure Fund II (the Fund). General Partner serves as the general partner of the Fund. In 2019, the Fund made an approximately £90 million initial (approximately £104 million in total) investment in a group of companies holding a portfolio of five onshore wind farms in Sweden known as the “Ventus Portfolio.” According to Plaintiff’s Particulars of Claim, Plaintiff is asserting derivative claims on behalf of the Fund’s General Partner against HGPE for professional negligence and breach of the Fund’s limited partnership agreement in connection with the Fund’s investment in the Ventus Portfolio, which declined in value since 2019. According to Plaintiff’s Particulars of Claim, Plaintiff also is asserting direct claims against General Partner for breach of duty under the Fund’s limited partnership agreement in failing to oversee and hold HGPE to the terms of its appointment as manager of the Fund in connection with the Fund’s investment in the Ventus Portfolio. The Plaintiff alleges that HGPE was negligent in making the 2019 investment in the Ventus Portfolio. The Plaintiff’s derivative claim, which is based on the Fund’s entire investment in the Ventus Portfolio, seeks approximately £87 million of the alleged diminished value of the Ventus Portfolio (approximately $118 million as of February 23, 2026) and other unquantified damages. The Plaintiff’s direct claims against General Partner based on the size of its individual investment in the Fund seek approximately 38.1% of the approximately £87 million of the alleged diminished value of the Ventus Portfolio (approximately $45 million as of February 23, 2026).
Federated Hermes, HGPE and General Partner deny Plaintiff’s allegations, believe the claims are without merit, and intend to vigorously defend against such claims. General Partner does not believe that HGPE is liable to the Fund. Based on information currently available, Federated Hermes does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operations, or cash flows given, among other reasons, the lack of merit to Plaintiff’s allegations and claims. Out of an abundance of caution, a claim has been filed with Federated Hermes’ insurers under its insurance policy for the appropriate policy period.
In addition, like other companies, Federated Hermes has other claims asserted and threatened against it in the ordinary course of business. As of December 31, 2025, Federated Hermes does not believe that a material loss related to any of these claims is reasonably possible.
(d) Other
During the first quarter 2023, an administrative error was identified related to a failure to register certain shares of a Federated Hermes closed-end tender fund. Federated Hermes has incurred costs totaling $23.2 million as of December 31, 2025 related to correcting this issue, of which $17.9 million represents a settlement with affected shareholders that was paid during the second quarter 2023. Management believes an insurance reimbursement of $15.9 million is probable based on the contractual terms of the insurance policies. Accordingly, $15.9 million has been recorded to Other Long-Term Assets at December 31, 2025. The insurance claim is now the subject of litigation with two of Federated Hermes’ insurance carriers. Changes to these estimates, which are contingent upon resolution of the insurance claim with the applicable insurers, can be materially different from the amount Federated Hermes has recorded.

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
The CODM uses revenue and net income in making key operating decisions, including approvals for business acquisitions, high-level compensation decisions, determination of shareholder dividends, including special dividends, repurchasing company stock, developing and seeding new offerings, modifying existing offerings and determining funding of significant technology projects.
Federated Hermes’ revenue from U.S. and non-U.S. operations were as follows for the years ended December 31:

(in thousands)	2025	2024	2023
U.S.	$1,557,819	$1,384,559	$1,291,959
Non-U.S.[1]	242,844	247,534	317,615
Total Revenue	$1,800,663	$1,632,093	$1,609,574
1    This represents revenue earned by non-U.S. domiciled subsidiaries, primarily in the U.K.
Federated Hermes’ Right-of-Use Assets, net and Property and Equipment, net for U.S. and non-U.S. operations were as follows at December 31:

(in thousands)	2025	2024
U.S.	$89,664	$105,110
Non-U.S.[1]	30,967	25,165
Total Right-of-Use Assets, net and Property and Equipment, net[1]	$120,631	$130,275
1    This represents net assets of non-U.S. domiciled subsidiaries, primarily in the U.K.
(22) Subsequent Events
On January 29, 2026, the board of directors declared a $0.34 per share dividend. The dividend was payable to shareholders of record as of February 6, 2026, resulting in $25.9 million being paid on February 13, 2026.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes’ President and CEO and Chief Financial Officer, of the effectiveness of Federated Hermes’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Based upon that evaluation, the President and CEO and the Chief Financial Officer concluded that Federated Hermes’ disclosure controls and procedures were effective at December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in Federated Hermes’ internal control over financial reporting that occurred during the fourth quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, Federated Hermes’ internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
Insider Trading Arrangements
While certain officers have elected in advance to satisfy tax obligations arising from the vesting of awards of periodic and bonus restricted Federated Hermes Class B Common Stock through the sale of sufficient shares of such stock necessary to satisfy such tax obligations in the open-market, no director or officer adopted, modified or terminated a Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading arrangement during the fiscal quarter ended December 31, 2025.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth below) is contained in Federated Hermes’ Information Statement for the 2026 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Security Ownership – Delinquent Section 16(a) Reports, and is incorporated herein by reference.
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

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this Item is contained in Federated Hermes’ Information Statement for the 2026 Annual Meeting of Shareholders under the captions Board of Directors and Election of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See Note (13) to the Consolidated Financial Statements for information regarding Federated Hermes’ share-based compensation plan as of December 31, 2025. Federated Hermes had no other plans to grant shares of Class B common stock to employees not approved by shareholders.
All other information required by this Item is contained in Federated Hermes’ Information Statement for the 2026 Annual Meeting of Shareholders under the caption Security Ownership and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is contained in Federated Hermes’ Information Statement for the 2026 Annual Meeting of Shareholders under the captions Related Person Transactions, Conflict of Interest Policies and Procedures and Board of Directors and Election of Directors and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Pittsburgh, PA, Auditor Firm ID: 42. The information required by this Item is contained in Federated Hermes’ Information Statement for the 2026 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm and is incorporated herein by reference.

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
(b) Exhibits:
The following exhibits are filed or incorporated as part of this Form 10-K:

Exhibit Number	Description

2.01	Agreement and Plan of Merger, dated as of February 20, 1998, between Federated Investors and Federated (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-4 (File No. 333-48361))

2.02	Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.03	Amendment No. 1, dated April 11, 2001, to the Asset Purchase Agreement dated as of October 20, 2000, by and among Federated Investors, Inc., Edgemont Asset Management Corporation, Lawrence Auriana and Hans P. Utsch (incorporated by reference to Exhibit 2.2 of Amendment No. 2 to the Current Report on Form 8-K dated April 20, 2001, filed with the Securities and Exchange Commission on July 3, 2001 (File No. 001-14818))

2.09	Share Sale Agreement, dated April 12, 2018, among BT Pension Scheme Trustees Limited, as trustee for and on behalf of the BT Pension Scheme, and Federated Holdings (U.K.) II Limited and Federated Investors, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated April 13, 2018 (File No. 001-14818))

2.10	Sale and Purchase Agreement, dated October 23, 2025, among Federated Hermes, Inc., FCP Fund Manager, L.P., the parties identified as Management Company Sellers therein, the parties identified as Selling Principals therein, and a Management Company Sellers’ Representative, solely in its capacity as the representative of the Selling Parties (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated October 23, 2025 (File No. 001-14818))

3.04	Restated Articles of Incorporation of Federated Hermes, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K dated February 3, 2020 (File No. 001-14818))

3.07	Restated Bylaws of Federated Hermes, Inc. (incorporated by reference to Exhibit 3.1 to the March 31, 2020 Quarterly Report on Form 10-Q (File No. 001-14818))

4.01	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-4 (File No. 333-48361))

4.02	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-4 (File No. 333-48361))

4.05	Shareholder Rights Agreement, dated August 1, 1989, between Federated and The Standard Fire Insurance Company, as amended January 31, 1996 (incorporated by reference to Exhibit 4.06 to the Registration Statement on Form S-4 (File No. 333-48361))

4.06	Form of Federated Hermes, Inc. Class A Common Stock certificate, as amended January 31, 2020 (incorporated by reference to Exhibit 4.06 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

4.07	Form of Federated Hermes, Inc. Class B Common Stock certificate, as amended January 31, 2020 (incorporated by reference to Exhibit 4.07 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

4.08	Description of Federated Hermes, Inc. Securities (incorporated by reference to Exhibit 4.08 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

9.01	Voting Shares Irrevocable Trust dated May 31, 1989 (incorporated by reference to Exhibit 9.01 to the Registration Statement on Form S-4 (File No. 333-48361))

10.15	Federated Investors Tower Lease dated January 1, 1993 (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-4 (File No. 333-48361))

10.16	Federated Investors Tower Lease dated February 1, 1994 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-4 (File No. 333-48361))

10.19	Employment Agreement, dated December 28, 1990, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.08 to the Registration Statement on Form S-4 (File No. 333-48361))

10.41	Amendments No. 6, 5, 4, 3 and 2 to Federated Investors Tower Lease dated as of December 31, 2003; November 10, 2000; June 30, 2000; February 10, 1999; and September 19, 1996 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-14818))

10.67	ISDA Master Agreement and schedule between Federated Investors, Inc. and PNC Bank National Association related to the $425,000,000 forward-starting interest rate swap, entered into on March 30, 2010 and effective April 9, 2010 (incorporated by reference to Exhibit 10.2 to the June 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

10.68	ISDA Master Agreement and schedule between Federated Investors, Inc. and Citibank, N.A. related to the $425,000,000 forward-starting interest rate swap, entered into on March 30, 2010 and effective April 9, 2010 (incorporated by reference to Exhibit 10.3 to the June 30, 2010 Quarterly Report on Form 10-Q (File No. 001-14818))

10.69	Employment Agreement, dated July 6, 1983, between Federated Investors and an executive officer (incorporated by reference to Exhibit 10.69 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-14818))

10.72	Amendments No. 8 and 7 to Federated Investors Tower Lease dated as of September 9, 2011 and August 15, 2007 (incorporated by reference to Exhibit 10.1 to the September 30, 2011 Quarterly Report on Form 10-Q (File No. 001-14818))

10.78	Federated Investors, Inc. Employee Stock Purchase Plan, amended as of January 1, 2016 (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-14818))

10.80	Amendment No. 9 to Federated Investors Tower Lease dated as of September 9, 2016 (incorporated by reference to Exhibit 10.1 to the September 30, 2016 Quarterly Report on Form 10-Q (File No. 001-14818))

10.82	Employment Agreement, dated October 22, 1990, between Federated Securities Corp. and an executive officer (incorporated by reference to Exhibit 10.82 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-14818))

10.83	2016 Restricted Stock Award Agreement, dated June 15, 2016, by and between Federated Investors, Inc. and an executive officer (incorporated by reference to Exhibit 10.83 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-14818))

10.86	Federated Investors, Inc. Stock Incentive Plan, as amended, as approved by shareholders on April 26, 2018 (incorporated by reference to Exhibit 10.1 to the March 31, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.90	U.K. Sub-Plan to the Federated Investors, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.91	Form of Restricted Stock Award Agreement for U.K. Sub-Plan (incorporated by reference to Exhibit 10.2 to the September 30, 2018 Quarterly Report on Form 10-Q (File No. 001-14818))

10.117	Employment Contract dated June 25, 2018 between Hermes Fund Managers Limited and an executive officer (incorporated by reference to Exhibit 10.24 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.119	Hermes Fund Managers Limited Co-investment Scheme Rules 2018 (incorporated by reference to Exhibit 10.26 to the March 31, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.121	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.1 to the September 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.122	Form of Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (incorporated by reference to Exhibit 10.2 to the September 30, 2019 Quarterly Report on Form 10-Q (File No. 001-14818))

10.123	Federated Hermes, Inc. Employee Stock Purchase Plan, amended as of January 31, 2020 (incorporated by reference to Exhibit 10.123 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.124	Form of Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.124 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.125	Form of Restricted Stock Award Agreement for U.K. Sub-Plan (incorporated by reference to Exhibit 10.125 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.126	Form of Bonus Restricted Stock Program Award Agreement (incorporated by reference to Exhibit 10.126 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.127	Form of Bonus Restricted Stock Program Award Agreement for Awards to Employees in the United Kingdom (incorporated by reference to Exhibit 10.127 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.128	Federated Hermes, Inc. Annual Incentive Plan, as amended as of January 31, 2020 (incorporated by reference to Exhibit 10.128 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.129	Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 31, 2020 (incorporated by reference to Exhibit 10.129 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.130	U.K. Sub-Plan to the Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 31, 2020 (incorporated by reference to Exhibit 10.130 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.131	Amendment No. 10 to Federated Hermes Tower Lease dated as of February 21, 2020 (incorporated by reference to Exhibit 10.131 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-14818))

10.132	Hermes Fund Managers Limited Co-investment Scheme Rules – Addendum (incorporated by reference to Exhibit 10.132 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-14818))

10.133	The Fourth Amended and Restated Credit Agreement, dated as of July 30, 2021, by and among Federated Hermes, Inc. certain subsidiaries as guarantors party thereto, the banks as lenders party thereto, and PNC Bank, National Association, PNC Capital Markets LLC, Citigroup Global Markets, Inc., Citibank, N.A. and Toronto-Dominion Bank, New York Branch (incorporated by reference to Exhibit 10.1 to the June 30, 2021 Quarterly Report on Form 10-Q (File No. 001-14818))

10.134	Federated Hermes, Inc. Stock Incentive Plan, amended as of January 7, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 7, 2022 (File No. 001-14818))

10.135	U.K. Sub-Plan to the Federated Hermes, Inc. Stock Incentive Plan, as amended as of January 27, 2022 (incorporated by reference to Exhibit 10.135 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.136	Form of Restricted Stock Award Agreement (Pool A and Pool B) for U.K. Sub-Plan (incorporated by reference to Exhibit 10.136 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.137	Form of Restricted Stock Award Agreement (Pool A) for U.K. Sub-Plan (incorporated by reference to Exhibit 10.137 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.138	Form of Restricted Stock Award Agreement (Pool A) for Singapore (incorporated by reference to Exhibit 10.138 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.139	Form of Restricted Stock Award Agreement (Retiring Employee) for U.K. Sub-Plan (incorporated by reference to Exhibit 10.139 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-14818))

10.140	Federated Hermes, Inc. $350,000,000 3.29% Senior Notes due March 17, 2032 Note Purchase Agreement dated March 17, 2022 (incorporated by reference to Exhibit 10.1 to the March 31, 2022 Quarterly Report on Form 10-Q (File No. 001-14818))

10.141	Asset Purchase Agreement among Federated Hermes, Inc., C.W. Henderson & Associates, Inc. and the owners dated as of July 15, 2022 (incorporated by reference to Exhibit 10.1 to the June 30, 2022 Quarterly Report on Form 10-Q (File No. 001-14818))

10.142	First Amendment, dated September 30, 2022, to the Asset Purchase Agreement dated as of July 15, 2022, by and among Federated Hermes, Inc., C.W. Henderson & Associates, Inc. and the owners (incorporated by reference to Exhibit 10.142 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-14818))

10.143	Federated Hermes Co-Investment Scheme Rules 2023 (incorporated by reference to Exhibit 10.1 to the March 31, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.144	Federated Hermes, Inc. Annual Incentive Plan, as amended October 26, 2023 (incorporated by reference to Exhibit 10.1 to the September 30, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.145	Federated Hermes, Inc. Stock Incentive Plan, as amended October 26, 2023 (incorporated by reference to Exhibit 10.2 to the September 30, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.146	Form of 2023 Restricted Stock Award Agreement for Federated Hermes, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the September 30, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.147	U.K. Sub-Plan to the Federated Hermes, Inc. Stock Incentive Plan, as amended as of October 26, 2023 (incorporated by reference to Exhibit 10.4 to the September 30, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.148	Form of 2023 Restricted Stock Award Agreement for U.K. Sub-Plan (incorporated by reference to Exhibit 10.5 to the September 30, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.149	Form of Cash Award Agreement for Non-U.S. Employee for Federated Hermes, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the September 30, 2023 Quarterly Report on Form 10-Q (File No. 001-14818))

10.150	Amendment No. 11 to Federated Investors Tower Lease dated February 21, 2023 (incorporated by reference to Exhibit 10.150 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-14818))

10.151	Federated Hermes, Inc. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 10.151 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-14818))

10.152	Form of 2023 Bonus Restricted Stock Award Agreement for Federated Hermes, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.152 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-14818))

10.153	Form of 2023 Bonus Restricted Stock Award Agreement for U.K. Sub-Plan (incorporated by reference to Exhibit 10.153 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-14818))

10.154	Form of 2024 Bonus Restricted Stock Award Agreement for U.K. Sub-Plan (incorporated by reference to Exhibit 10.153 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-14818))

10.155	Federated Hermes Limited Co-Investment Scheme Rules 2024 (incorporated by reference to Exhibit 10.153 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-14818))

10.156	Form of 2025 Restricted Stock Award Agreement for U.K. Sub-Plan (filed herewith)

14.04	Federated Hermes, Inc. Code of Ethics for Senior Financial Officers, as amended as of January 25, 2024 (incorporated by reference to Exhibit 14.04 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-14818))

19.01	Federated Hermes, Inc. Policy on Trading and Confidentiality, as amended October 24, 2024 (incorporated by reference to Exhibit 10.153 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-14818))

21.01	Subsidiaries of the Registrant (filed herewith)

23.01	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

The following XBRL documents are filed herewith:
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED HERMES, INC.

By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date:	February 27, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Christopher Donahue	President, Chief Executive Officer, Chairman	February 27, 2026
J. Christopher Donahue	and Director (Principal Executive Officer)

/s/ Thomas R. Donahue	Chief Financial Officer and Director	February 27, 2026
Thomas R. Donahue	(Principal Financial Officer)

/s/ Richard A. Novak	Principal Accounting Officer	February 27, 2026
Richard A. Novak

/s/ Joseph C. Bartolacci	Director	February 27, 2026
Joseph C. Bartolacci

/s/ John B. Fisher	Director	February 27, 2026
John B. Fisher

/s/ Karen L. Hanlon	Director	February 27, 2026
Karen L. Hanlon

/s/ Marie Milie Jones	Director	February 27, 2026
Marie Milie Jones

EXHIBIT INDEX

Exhibit Number	Description

10.156	Form of 2025 Restricted Stock Award Agreement for U.K. Sub-Plan

21.01	Subsidiaries of the Registrant

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)