Form 10-Q
period 2026-03-31
FEDERATED HERMES, INC.
filed 2026-05-01
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 24, 2026, the Registrant had outstanding 9,000 shares of Class A common stock and 75,903,653 shares of Class B common stock.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that can cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “forecast,” “project,” “predict,” “trend,” “approximate,” “potential,” “opportunity,” “believe,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “projection,” “plan,” “assume,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “can,” “may,” and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management’s assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: asset flows, levels, values and mix and their impact; the possibility and potential impact of impairments; business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; money market funds’ potential yield advantage in a falling interest rate environment; fee rates and recognition; sources, levels and recognition of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances and the degree to which Fee Waivers can be implemented; the impact of market volatility, liquidity, and other market conditions; whether performance fees or carried interest will be earned or clawed back; whether and when capital contributions can be made, the possible availability of insurance and probability of insurance reimbursements or recoveries in connection with indemnification obligations or other claims; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the impact of acquisitions on Federated Hermes’ growth, including expansion into different markets in the United States (U.S.) and the possibility of further acceleration of growth in markets outside the U.S.; fair value assessments and determinations; allocation of acquisition purchase price payments and other consideration; the timing and amount of acquisition-related payment obligations; the timing for exercising certain put or call rights; payment obligations pursuant to employment or incentive and business arrangements; vesting rights and requirements; business and market expansion opportunities; interest and principal payments or expenses; taxes, tax rates; tax elections, and the impact of tax law changes; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity, including the amount and timing of expected future capital expenditures; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes’ product, strategy, and other service (as applicable, offering) and market performance and Federated Hermes’ performance indicators; investor preferences; offering demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; the outcome and impact of legal proceedings; regulatory matters and potential deregulation, including the pace, level, focus, scope, timing, impact, effects and other consequences of regulatory matters;

dedication of resources; accounting-related assessments, judgements and determinations; compliance, and related legal, compliance and other professional services expenses; and interest rate, concentration, market, currency and other risks and their impact. Any forward-looking statement is inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond Federated Hermes’ control. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes’ business and results, including by changing Federated Hermes’ asset flows, levels, and mix, and business mix, which can cause a decline in revenues and net income, result in impairments and change the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue levels, fundraising levels or other financial thresholds, and will be affected by the achievement of such levels or thresholds. The obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements or consideration of certain performance measures. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes’ success in developing, structuring and distributing its offerings, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediary customers who sell Federated Hermes’ offerings to other customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes’ risks and uncertainties also include liquidity and credit risks in Federated Hermes’ money market funds and revenue risk, which will be affected by yield levels in money market fund offerings, Fee Waivers, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such offerings. Many of these factors can be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that can impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2025.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$513,884	$582,542
Investments—Consolidated Investment Companies	80,843	85,501
Investments—Affiliates and Other	50,690	56,254
Receivables, net of reserve of $21 and $21, respectively	50,336	47,553
Receivables—Affiliates	43,361	42,225
Prepaid Expenses	36,687	36,832
Other Current Assets	12,769	12,885
Total Current Assets	788,570	863,792
Long-Term Assets
Goodwill	848,935	852,102
Intangible Assets, net of accumulated amortization of $97,091 and $95,365, respectively	325,051	331,510
Property and Equipment, net of accumulated depreciation of $87,208 and $86,955, respectively	28,176	24,838
Right-of-Use Assets, net	89,347	95,793
Other Long-Term Assets	63,728	61,302
Total Long-Term Assets	1,355,237	1,365,545
Total Assets	$2,143,807	$2,229,337
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$102,179	$99,046
Accrued Compensation and Benefits	72,206	176,329
Lease Liabilities	18,888	20,147
Income Taxes Payable	28,606	1,060
Other Current Liabilities	18,801	17,559
Total Current Liabilities	240,680	314,141
Long-Term Liabilities
Long-Term Debt	348,434	348,369
Long-Term Deferred Tax Liability, net	184,317	183,542
Long-Term Lease Liabilities	83,188	88,491
Other Long-Term Liabilities	24,348	31,317
Total Long-Term Liabilities	640,287	651,719
Total Liabilities	880,967	965,860
Commitments and Contingencies (Note (17))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	58,520	66,529
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders’ Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 99,505,456 Shares Issued	544,685	532,413
Retained Earnings	1,591,369	1,531,076
Treasury Stock, at Cost, 23,986,443 and 23,118,490 Shares Class B Common Stock, respectively	(929,505)	(873,214)
Accumulated Other Comprehensive Income (Loss), net of tax	(2,418)	6,484
Total Permanent Equity	1,204,320	1,196,948
Total Liabilities, Temporary Equity and Permanent Equity	$2,143,807	$2,229,337
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended
	March 31,
	2026	2025
Revenue
Investment Advisory Fees, net—Affiliates	$252,404	$223,373
Investment Advisory Fees, net—Other	67,004	64,087
Administrative Service Fees, net—Affiliates	110,285	101,109
Other Service Fees, net—Affiliates	44,788	30,867
Other Service Fees, net—Other	4,476	4,104
Total Revenue	478,957	423,540
Operating Expenses
Compensation and Related	154,119	143,270
Distribution	125,745	99,085
Systems and Communications	26,463	24,226
Professional Service Fees	21,336	18,548
Office and Occupancy	10,062	9,952
Advertising and Promotional	4,098	4,576
Travel and Related	3,850	3,553
Intangible Asset Related	3,422	3,196
Other	3,531	(14,638)
Total Operating Expenses	352,626	291,768
Operating Income	126,331	131,772
Nonoperating Income (Expenses)
Investment Income, net	6,240	6,513
Gain (Loss) on Securities, net	413	962
Debt Expense	(3,185)	(3,179)
Other, net	(30)	(27)
Total Nonoperating Income (Expenses), net	3,438	4,269
Income Before Income Taxes	129,769	136,041
Income Tax Provision	33,823	32,165
Net Income Including the Noncontrolling Interests in Subsidiaries	95,946	103,876
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	(432)	2,742
Net Income	$96,378	$101,134
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic and Diluted	$1.27	$1.25
Cash Dividends Per Share	$0.34	$0.31
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2026	2025
Net Income Including the Noncontrolling Interests in Subsidiaries	$95,946	$103,876

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	(8,902)	15,167
Temporary Equity
Foreign Currency Translation Gain (Loss)	(850)	1,066
Other Comprehensive Income (Loss), net of tax	(9,752)	16,233
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	86,194	120,109
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests in Subsidiaries	(1,282)	3,808
Comprehensive Income Attributable to Federated Hermes, Inc.	$87,476	$116,301
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2025	$532,602	$1,531,076	$(873,214)	$6,484	$1,196,948	$66,529
Net Income (Loss)	0	96,378	0	0	96,378	(432)
Other Comprehensive Income (Loss), net of tax	0	0	0	(8,902)	(8,902)	(850)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	1,461
Consolidation (Deconsolidation)	0	0	0	0	0	(132)
Stock Award Activity	12,272	(10,138)	10,152	0	12,286	0
Dividends Declared	0	(25,947)	0	0	(25,947)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	(8,056)
Purchase of Treasury Stock	0	0	(66,443)	0	(66,443)	0
Balance at March 31, 2026	$544,874	$1,591,369	$(929,505)	$(2,418)	$1,204,320	$58,520

Balance at December 31, 2024	$503,524	$1,256,603	$(632,838)	$(32,083)	$1,095,206	$55,514
Net Income (Loss)	0	101,134	0	0	101,134	2,742
Other Comprehensive Income (Loss), net of tax	0	0	0	15,167	15,167	1,066
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	16,235
Stock Award Activity	11,117	(12,440)	12,440	0	11,117	0
Dividends Declared	0	(25,302)	0	0	(25,302)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	(8,367)
Purchase of Treasury Stock	0	0	(121,180)	0	(121,180)	0
Balance at March 31, 2025	$514,641	$1,319,995	$(741,578)	$(16,916)	$1,076,142	$67,190
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2026	2025
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$95,946	$103,876
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Depreciation and Amortization	5,252	5,416
Share-Based Compensation Expense	12,272	11,117
(Gain) Loss on Disposal of Assets	(2,276)	(1,530)
Provision (Benefit) for Deferred Income Taxes	1,210	531
Net Unrealized (Gain) Loss on Investments	1,863	568
Net Sales (Purchases) of Investments—Consolidated Investment Companies	3,763	(15,141)
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	(4,621)	(10,955)
(Increase) Decrease in Prepaid Expenses and Other Assets	302	1,280
Increase (Decrease) in Accounts Payable and Accrued Expenses	(103,145)	(101,218)
Increase (Decrease) in Other Liabilities	18,282	20,355
Net Cash Provided (Used) by Operating Activities	28,848	14,299
Investing Activities
Purchases of Investments—Affiliates and Other	(1,403)	(1,758)
Proceeds from Redemptions of Investments—Affiliates and Other	7,406	1,230
Cash Paid for Property and Equipment	(4,844)	(972)
Other Investing Activities	0	(28)
Net Cash Provided (Used) by Investing Activities	1,159	(1,528)
Financing Activities
Dividends Paid	(25,947)	(25,305)
Purchases of Treasury Stock	(64,721)	(120,131)
Distributions to Noncontrolling Interests in Subsidiaries	(8,056)	(8,367)
Contributions from Noncontrolling Interests in Subsidiaries	1,461	16,235
Other Financing Activities	15	0
Net Cash Provided (Used) by Financing Activities	(97,248)	(137,568)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(2,765)	5,266
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(70,006)	(119,531)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	584,381	507,567
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	514,375	388,036
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	491	469
Cash and Cash Equivalents	$513,884	$387,567
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
The Consolidated Financial Statements should be read in conjunction with Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2025. Certain items reported in previous periods have been reclassified to conform to the current period’s presentation.
(2) Recent Accounting Pronouncements
Recently Issued Accounting Guidance Not Yet Adopted
Expense Disaggregation
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03 Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of income statement expenses. This ASU updates expense disclosures by requiring additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The update is effective for Federated Hermes for the December 31, 2027 Form 10-K, with early adoption permitted, and allows for either the prospective or retrospective adoption method. Management is currently evaluating this ASU to determine its impact on Federated Hermes’ disclosures.
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
(3) Significant Accounting Policies
For a complete listing of Federated Hermes’ significant accounting policies, please refer to Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2025.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(4) Business Combination
Rivington Acquisition
On April 7, 2025, Federated Hermes Limited (FHL) acquired a majority (60%) equity interest in Rivington Energy (Management) Limited (Rivington), a United Kingdom (U.K.)-based renewable energy project development business, from its founding shareholders (Sellers). The acquisition provides an opportunity to further accelerate Federated Hermes’ growth in markets outside of the U.S.
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
FHL and Sellers entered into an arrangement pursuant to the Shareholders’ Agreement relating to Rivington, which grants FHL the right to exercise a call option to acquire Sellers’ remaining 40% interest in Rivington at fair value between January 1, 2026 and December 31, 2033 and grants Sellers a right to exercise a put option to sell their remaining interest in Rivington to FHL at fair value between January 1, 2029 and December 31, 2033. Federated Hermes has determined that Sellers’ remaining 40% interest is temporary equity due to it being redeemable at the option of either FHL or Sellers, and therefore is not entirely in Federated Hermes’ control.
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
FCP Acquisition
On October 23, 2025, Federated Hermes entered into an agreement to acquire a majority interest in FCP Fund Manager, L.P. (FCP), a U.S.-based real estate investment manager. This transaction aligns with Federated Hermes’ strategy to expand its private markets and alternatives capabilities in the U.S.
On April 9, 2026, Federated Hermes completed the acquisition of an 80% interest in FCP. The transaction included $216.0 million in cash consideration and Federated Hermes Class B common stock with a fair value of $23.1 million that was issued at closing to the selling parties, as well as opportunities for the selling parties to earn contingent consideration of up to an aggregate of $82.0 million over multiple year periods, based on achieving certain financial thresholds.
Beginning after the fifth anniversary of the closing, Federated Hermes will have certain call option rights to require the selling parties to sell their interests in FCP to Federated Hermes, and the selling parties will have certain put option rights to require Federated Hermes to acquire their interests in FCP.
Due to the timing of the FCP acquisition, the information necessary to complete the preliminary purchase price allocation is not yet available. This information will be available in connection with second quarter 2026 reporting.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(5) Revenue from Contracts with Customers
The following table presents Federated Hermes’ revenue disaggregated by asset class:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Money market	$257,184	$223,346
Equity	143,643	117,903
Fixed-income	48,686	49,434
Other	29,444	32,857
Total Revenue	$478,957	$423,540
The following table presents Federated Hermes’ revenue disaggregated by performance obligation:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Investment Advisory	$319,408	$287,460
Administrative Services	110,285	101,109
Distribution	42,772	28,765
Other	6,492	6,206
Total Revenue	$478,957	$423,540
For the three-month period ended March 31, 2026 and 2025, Federated Hermes recorded performance fees, including carried interest, of $0.4 million and $5.9 million, respectively, which were recorded at a point in time and included in the investment advisory performance obligation.
The following table presents Federated Hermes’ revenue disaggregated by offering type:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Federated Hermes Funds	$407,478	$355,349
Separate Accounts	67,003	64,087
Other	4,476	4,104
Total Revenue	$478,957	$423,540
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of certain services, primarily stewardship services, real estate development performance obligations and renewable energy project development obligations at March 31, 2026. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to 12 months. Based on existing contracts and the applicable foreign exchange rates as of March 31, 2026, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2026	$8,347
2027	2,724
2028	717
2029 and Thereafter	235
Total Remaining Unsatisfied Performance Obligations	$12,023

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(6) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes’ significant revenue concentration by asset class:

	Three Months Ended
	March 31,
	2026	2025
Money Market Assets	54%	53%
Equity Assets	30%	28%
Fixed-Income Assets	10%	12%
(b) Revenue Concentration by Investment Offering
The following table presents Federated Hermes’ revenue concentration by investment offering:

	Three Months Ended
	March 31,
	2026	2025
Federated Hermes Government Obligations Fund	18%	16%
Federated Hermes Prime Cash Obligations Fund	11%	11%
A significant and prolonged decline in the assets under management (AUM) in these offerings can have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income, due to a related reduction in distribution expenses associated with these offerings.
(c) Revenue Concentration by Intermediary
Approximately 10% and 9% of Federated Hermes’ total revenue for the three-month periods ended March 31, 2026 and 2025, respectively, was derived from services provided to one intermediary, Edward Jones. Significant negative changes in Federated Hermes’ relationship with this intermediary can have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
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
In the ordinary course of business, Federated Hermes can implement fee waivers, rebates or expense reimbursements for various Federated Hermes Funds for competitive reasons (such as waivers to maintain the yields of certain money market funds at or above zero (Voluntary Yield-related Fee Waivers) or to maintain certain fund expense ratios), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three months ended March 31, 2026, Fee Waivers totaled $110.1 million, of which $83.8 million related to money market funds which meet the scope exception of the consolidation guidance. For the three months ended March 31, 2025, Fee Waivers totaled $105.6 million, of which $79.1 million related to money market funds which meet the scope exception of the consolidation guidance.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Like other sponsors of investment companies, Federated Hermes in the ordinary course of business could make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of money market Federated Hermes Funds. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund’s net asset value (NAV), increase the market-based NAV per share of the fund’s portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no such contributions for the three months ended March 31, 2026 and 2025.
In accordance with Federated Hermes’ consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of March 31, 2026 and December 31, 2025.
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
(b) Consolidated Variable Interest Entities
As of the periods ended March 31, 2026 and December 31, 2025, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes’ net interest in the consolidated VIEs for each period presented:

(in millions)	March 31, 2026	December 31, 2025
Cash and Cash Equivalents	$7.0	$7.4
Investments—Consolidated Investment Companies	76.2	81.0
Receivables—Affiliates	0.2	0.1
Other Current Assets	0.9	0.5
Other Long-Term Assets	23.0	22.7
Less: Liabilities	(14.3)	(13.1)
Less: Redeemable Noncontrolling Interests in Subsidiaries	(37.5)	(44.0)
Federated Hermes’ Net Interest in VIEs	$55.5	$54.6
Federated Hermes’ net interest in the consolidated VIEs represents the value of Federated Hermes’ economic ownership interest in those VIEs. There were no new consolidations or deconsolidations during the quarter ended March 31, 2026.
As of the periods ended March 31, 2026 and December 31, 2025, a Federated Hermes consolidated VIE held foreign currency forwards, which are subject to a master netting agreement, entered into as part of the consolidated VIE’s strategy. These foreign currency forwards had asset balances of $9.6 million and $11.9 million, recorded net of liability balances of $9.5 million and $11.9 million, respectively, in Other Current Assets and Other Current Liabilities on the Consolidated Balance Sheets.
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
Federated Hermes’ maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $33.6 million and $156.8 million (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) at March 31, 2026 and December 31, 2025, respectively, and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $2.0 billion and $12.3 billion at March 31, 2026 and December 31, 2025, respectively. Of the Receivables—Affiliates at March 31, 2026 and December 31, 2025, $1.0 million and $2.0 million,

Notes to the Consolidated Financial Statements (continued)
(unaudited)

respectively, was related to non-consolidated VIEs and represented Federated Hermes’ maximum risk of loss from non-consolidated VIE receivables.
(8) Investments
At March 31, 2026 and December 31, 2025, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $44.6 million and $50.1 million, respectively, primarily in mutual funds which represent equity investments for Federated Hermes, and held investments in Separate Accounts of $6.1 million and $6.2 million at March 31, 2026 and December 31, 2025, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes’ investments held in Separate Accounts were primarily composed of stocks of large domestic and foreign companies of $3.9 million and domestic debt securities of $1.7 million at both March 31, 2026 and December 31, 2025.
Federated Hermes consolidates certain Federated Hermes Funds into its Consolidated Financial Statements as a result of its controlling financial interest in these Federated Hermes Funds (see Note (7)). All investments held by these consolidated Federated Hermes Funds were included in Investments—Consolidated Investment Companies on Federated Hermes’ Consolidated Balance Sheets.
The investments held by consolidated Federated Hermes Funds as of March 31, 2026 and December 31, 2025, were composed of foreign and domestic debt securities ($68.2 million and $73.4 million, respectively), stocks of large foreign and domestic companies ($8.0 million and $7.6 million, respectively) and stocks of small and mid-sized domestic and foreign companies ($4.6 million and $4.5 million, respectively).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes’ investments:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$(288)	$373
Net Realized Gains (Losses)[1]	305	507
Net Gains (Losses) on Investments—Consolidated Investment Companies	17	880
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	(1,575)	(941)
Net Realized Gains (Losses)[1]	1,971	1,023
Net Gains (Losses) on Investments—Affiliates and Other	396	82
Gain (Loss) on Securities, net	$413	$962
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
(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes’ financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2026
Financial Assets
Cash and Cash Equivalents	$513,884	$0	$0	$513,884
Investments—Consolidated Investment Companies	11,902	68,941	0	80,843
Investments—Affiliates and Other	48,393	2,281	16	50,690
Other[1]	10,619	0	0	10,619
Total Financial Assets	$584,798	$71,222	$16	$656,036

Total Financial Liabilities[2]	$0	$1,020	$744	$1,764

December 31, 2025
Financial Assets
Cash and Cash Equivalents	$582,542	$0	$0	$582,542
Investments—Consolidated Investment Companies	11,432	74,069	0	85,501
Investments—Affiliates and Other	53,872	2,364	18	56,254
Other[1]	11,966	0	0	11,966
Total Financial Assets	$659,812	$76,433	$18	$736,263

Total Financial Liabilities[2]	$0	$44	$0	$44
1    Amounts primarily consist of deposits.
2    Amounts primarily consist of derivative liabilities and acquisition-related future contingent consideration in 2026 and derivative liabilities in 2025.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at March 31, 2026 or December 31, 2025.
Cash and Cash Equivalents
Cash and Cash Equivalents include investments in money market funds and deposits with banks. Investments in money market funds totaled $487.3 million and $545.4 million at March 31, 2026 and December 31, 2025, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

securities available in an active market, the fair value of these securities is classified as Level 1 when the fair value is based on quoted market prices. The fair values of certain securities, which are determined by third-party pricing services and utilize observable market inputs of comparable investments are classified within Level 2 of the valuation hierarchy.
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of March 31, 2026 and December 31, 2025, these investments totaled $21.4 million and $22.0 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2026 and December 31, 2025.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes’ debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.
(10) Intangible Assets, including Goodwill
Intangible Assets, net at March 31, 2026 decreased $6.5 million from December 31, 2025 primarily due to amortization expense ($3.4 million) and a decrease in the value of intangible assets denominated in a foreign currency as a result of foreign exchange rate fluctuations ($3.0 million).
Goodwill at March 31, 2026 decreased $3.2 million from December 31, 2025 as a result of foreign exchange rate fluctuations on goodwill denominated in a foreign currency.
(11) Debt
Unsecured Senior Notes
On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350 million ($350 million Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. The Note Purchase Agreement is recorded, net of unamortized issuance costs, in Long-Term Debt on the Consolidated Balance Sheets and was $348.4 million at both March 31, 2026 and December 31, 2025.
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
The Note Purchase Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the three-month period ended March 31, 2026. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

an additional make-whole amount upon repayment. The $350 million Notes rank without preference or priority in relation to other unsecured and senior indebtedness of Federated Hermes.
Revolving Credit Facility
On July 30, 2021, Federated Hermes entered into an unsecured Fourth Amended and Restated Credit Agreement by and among Federated Hermes, certain of its subsidiaries as guarantors party thereto, a syndicate of eleven banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and Toronto-Dominion Bank, New York Branch as documentation agent (Credit Agreement). The Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. Borrowings under the Credit Agreement may be used for general corporate purposes including, without limitation, stock repurchases, dividend payments (including any special dividend payments), and acquisitions.
As of March 31, 2026, the interest on borrowings from the revolving credit facility is calculated at the term Secured Overnight Financing Rate (SOFR) which includes a benchmark adjustment based on its historical relationship to the London Interbank Offering Rate (LIBOR). The borrowings under the revolving credit facility may include up to $50 million for which interest is calculated at the daily SOFR plus a spread unless a base rate option is elected (Swing Line). Effective July 1, 2023, Federated Hermes began using SOFR as a replacement to LIBOR in order to calculate interest on borrowings, if any, as permitted by the Credit Agreement. This was only a change to the rate index used for future borrowings under the Credit Agreement due to the discontinuance of LIBOR in the market and was not an amendment to the Credit Agreement.
The Credit Agreement, which expires on July 30, 2026, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, can elect to make discretionary principal payments. There was no activity on the Credit Agreement during the three months ended March 31, 2026.
As of March 31, 2026 and December 31, 2025, there were no outstanding borrowings under the revolving credit facility. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender’s commitment. As of March 31, 2026, Federated Hermes has $350 million available for borrowings under the revolving credit facility and an additional $200 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all covenants at and during the three months ended March 31, 2026. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
(12) Share-Based Compensation
During the three months ended March 31, 2026, Federated Hermes awarded 323,347 shares of restricted Class B common stock, nearly all of which was granted in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period.
During the year ended December 31, 2025, Federated Hermes awarded 394,020 shares of restricted Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan. This bonus restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period. Federated Hermes also awarded 349,000 shares of restricted Class B common stock under this same Plan that generally vest over a ten-year period. In addition, Federated Hermes awarded 69,500 shares of restricted Class B common stock under the Federated Hermes U.K. Sub-Plan that generally vest over a five-year period.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(13) Equity
In October 2024, the board of directors authorized a share repurchase program with no stated expiration date that allowed the repurchase of up to 5.0 million shares of Class B common stock. This program was fulfilled in December 2025. In July 2025, the board of directors authorized an additional share repurchase program with no stated expiration date that allowed the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of March 31, 2026. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless the Board subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the three months ended March 31, 2026, Federated Hermes repurchased approximately 1.2 million shares of its Class B common stock for $66.0 million, nearly all of which were repurchased in the open market. At March 31, 2026, approximately 3.4 million shares remained available to be repurchased under this share repurchase program.
The following table presents the activity for the Class B common stock and Treasury stock for the three months ended March 31, 2026 and 2025. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended
	March 31,
	2026	2025
Class B Shares
Beginning Balance	76,386,966	81,759,679
Stock Award Activity	323,347	394,020
Purchase of Treasury Stock	(1,191,300)	(3,057,542)
Ending Balance	75,519,013	79,096,157

Treasury Shares
Beginning Balance	23,118,490	17,745,777
Stock Award Activity	(323,347)	(394,020)
Purchase of Treasury Stock	1,191,300	3,057,542
Ending Balance	23,986,443	20,409,299

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(14) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2026	2025
Numerator
Net Income Attributable to Federated Hermes, Inc.	$96,378	$101,134
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(4,388)	(4,512)
Total Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted	$91,990	$96,622
Denominator
Basic Weighted-Average Federated Hermes Common Stock[2]	72,648	77,541
Dilutive Impact from Non-forfeitable Restricted Stock	2	1
Diluted Weighted-Average Federated Hermes Common Stock[2]	72,650	77,542
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted[2]	$1.27	$1.25
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
(15) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2025	$6,484
Other Comprehensive Income (Loss)	(8,902)
Balance at March 31, 2026	$(2,418)

Balance at December 31, 2024	$(32,083)
Other Comprehensive Income (Loss)	15,167
Balance at March 31, 2025	$(16,916)

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(16) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	Other Entities	Total
Balance at December 31, 2025	$36,633	$29,896	$66,529
Net Income (Loss)	345	(777)	(432)
Other Comprehensive Income (Loss), net of tax	(417)	(433)	(850)
Subscriptions—Redeemable Noncontrolling Interest Holders	1,410	51	1,461
Consolidation/(Deconsolidation)	0	(132)	(132)
Distributions to Noncontrolling Interests in Subsidiaries	(7,522)	(534)	(8,056)
Balance at March 31, 2026	$30,449	$28,071	$58,520

Balance at December 31, 2024	$45,085	$10,429	$55,514
Net Income (Loss)	2,690	52	2,742
Other Comprehensive Income (Loss), net of tax	903	163	1,066
Subscriptions—Redeemable Noncontrolling Interest Holders	16,107	128	16,235
Distributions to Noncontrolling Interests in Subsidiaries	(7,023)	(1,344)	(8,367)
Balance at March 31, 2025	$57,762	$9,428	$67,190
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
In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes’ right to challenge the claim. Further, Federated Hermes’ obligations under these agreements can be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes’ obligations and the unique facts and circumstances involved in each particular agreement. As of March 31, 2026, management does not believe that a material loss related to any of these matters is reasonably possible.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

HGPE sponsors and serves as investment manager to the Hermes Infrastructure Fund II (the Fund). General Partner serves as the general partner of the Fund. In 2019, the Fund made an approximately £90 million initial (approximately £104 million in total) investment in a group of companies holding a portfolio of five onshore wind farms in Sweden known as the “Ventus Portfolio.” According to Plaintiff’s Particulars of Claim, Plaintiff is asserting derivative claims on behalf of the Fund’s General Partner against HGPE for professional negligence and breach of the Fund’s limited partnership agreement in connection with the Fund’s investment in the Ventus Portfolio, which declined in value since 2019. According to Plaintiff’s Particulars of Claim, Plaintiff also is asserting direct claims against General Partner for breach of duty under the Fund’s limited partnership agreement in failing to oversee and hold HGPE to the terms of its appointment as manager of the Fund in connection with the Fund’s investment in the Ventus Portfolio. The Plaintiff alleges that HGPE was negligent in making the 2019 investment in the Ventus Portfolio. The Plaintiff’s derivative claim, which is based on the Fund’s entire investment in the Ventus Portfolio, seeks approximately £87 million of the alleged diminished value of the Ventus Portfolio (approximately $118 million as of April 24, 2026) and other unquantified damages. The Plaintiff’s direct claims against General Partner based on the size of its individual investment in the Fund seek approximately 38.1% of the approximately £87 million of the alleged diminished value of the Ventus Portfolio (approximately $45 million as of April 24, 2026).
Federated Hermes, HGPE and General Partner deny Plaintiff’s allegations, believe the claims are without merit, and intend to vigorously defend against such claims. General Partner does not believe that HGPE is liable to the Fund. On April 30, 2026, HGPE and General Partner filed their defense in this matter. Based on information currently available, Federated Hermes does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operations, or cash flows given, among other reasons, the lack of merit to Plaintiff’s allegations and claims. Out of an abundance of caution, a claim has been filed with Federated Hermes’ insurers under its insurance policy for the appropriate policy period.
In addition, like other companies, Federated Hermes has other claims asserted and threatened against it in the ordinary course of business. As of March 31, 2026, Federated Hermes does not believe that a material loss related to any of these claims is reasonably possible.
(d) Other
During the first quarter 2023, an administrative error was identified related to a failure to register certain shares of a Federated Hermes closed-end tender fund. Federated Hermes has incurred costs totaling $23.3 million as of March 31, 2026 related to correcting this issue, of which $17.9 million represents a settlement with affected shareholders that was paid during the second quarter 2023. Management believes an insurance reimbursement of $15.9 million is probable based on the contractual terms of the insurance policies. Accordingly, $15.9 million has been recorded to Other Long-Term Assets at March 31, 2026. The insurance claim is now the subject of litigation with two of Federated Hermes’ insurance carriers. Changes to these estimates, which are contingent upon resolution of the insurance claim with the applicable insurers, can be materially different from the amount Federated Hermes has recorded.
(18) Income Taxes
The income tax provision was $33.8 million for the three-month period ended March 31, 2026, as compared to $32.2 million for the same period in 2025. The increase in the income tax provision was primarily due to increased U.S. pre-tax income in 2026. The effective tax rate was 26.1% for the three-month period ended March 31, 2026, as compared to 23.6% for the same period in 2025. The increase in the effective tax rate was primarily due to increased foreign losses in 2026 and an associated valuation allowance on foreign deferred tax assets.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

stock, developing and seeding new offerings, modifying existing offerings and determining funding of significant technology projects.
Federated Hermes’ revenue from U.S. and non-U.S. operations were as follows for each period presented:

(in thousands)	March 31, 2026	March 31, 2025
Domestic	$423,013	$365,802
Foreign[1]	55,944	57,738
Total Revenue	$478,957	$423,540
1    This represents revenue earned by non-U.S. domiciled subsidiaries, primarily in the U.K.
Federated Hermes’ Right-of-Use Assets, net and Property and Equipment, net for U.S. and non-U.S. operations were as follows:

(in thousands)	March 31, 2026	December 31, 2025
U.S.	$89,314	$89,664
Non-U.S.[1]	28,209	30,967
Total Right-of-Use Assets, net and Property and Equipment, net[1]	$117,523	$120,631
1    This represents net assets of non-U.S. domiciled subsidiaries, primarily in the U.K.
(20) Subsequent Events
On April 9, 2026, Federated Hermes acquired a majority (80%) interest in FCP, a U.S.-based real estate investment manager. See Note (4) for additional information.
On April 30, 2026, the board of directors declared a $0.38 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of May 8, 2026 to be paid on May 15, 2026.
On May 1, 2026, Federated Hermes entered into an unsecured Fifth Amended and Restated Credit Agreement by and among Federated Hermes, certain of its subsidiaries as guarantors party thereto, a syndicate of nine banks as lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC, as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc., as joint lead arranger, Citibank, N.A. as syndication agent, and The Toronto-Dominion Bank, New York Branch, State Street Bank and Trust Co., and The Huntington National Bank as co-documentation agents (Amended Credit Agreement). The Amended Credit Agreement amended and restated Federated Hermes' prior 2021 Credit Agreement, which was dated July 30, 2021 and was scheduled to mature on July 30, 2026. The Amended Credit Agreement includes a $350 million revolving line of credit facility and a $225 million optional increase (or accordion) feature. The Amended Credit Agreement was entered into to refinance and renew Federated Hermes' 2021 Credit Agreement. For additional information, see Part II, Item 5 of this 10-Q.

Part I, Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations (unaudited)
The discussion and analysis below should be read in conjunction with the Consolidated Financial Statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2025.
General
Federated Hermes is a global leader in active investing with $907.1 billion in managed assets as of March 31, 2026. The majority of Federated Hermes’ revenue is derived from advising Federated Hermes Funds and Separate Accounts in domestic and international public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship, real estate development and renewable energy project development services.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based and are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated Hermes’ revenue is primarily dependent upon factors that affect the value of managed/serviced assets, including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated Hermes’ public market investment products and strategies (together with other offered services, as applicable, offerings) can be redeemed or withdrawn at any time with no advance notice requirement, while managed assets in Federated Hermes’ private market investment offerings are subject to restrictions on withdrawals. Fee rates for Federated Hermes’ services generally vary by asset and service type and can vary based on changes in asset levels. Generally, advisory fees charged for services provided to multi-asset and equity offerings are higher than advisory fees charged to alternative/private markets and fixed-income offerings, which in turn are higher than advisory fees charged to money market offerings. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and offering types. Federated Hermes can implement Fee Waivers such as Voluntary Yield-related Fee Waivers, to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements. Since Federated Hermes’ public market offerings are largely distributed and serviced through financial intermediary customers, Federated Hermes makes payments, out of its reasonable profits and other resources, to the financial intermediary customers that sell these offerings. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market, multi-asset, and fixed-income funds than the revenue earned from managed assets in equity and alternative/private markets funds.
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
Business Developments
Business Combination
On April 9, 2026, Federated Hermes completed the acquisition of an 80% interest in FCP. See Note (4) to the Consolidated Financial Statements for additional information.
Current Regulatory Developments
The business and regulatory environments in which Federated Hermes operates globally remain complex, uncertain and subject to change. Federated Hermes and its investment management business are subject to extensive regulation, both within and outside of the U.S., including various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on its business, and add complexity to its global compliance operations. For example, Federated Hermes and its offerings are subject to various: (1) federal securities laws, such as the Securities Act of 1933, the Securities Exchange Act of 1934 (Exchange Act), the Investment Company Act of 1940 (1940 Act) and the Investment Advisers Act of 1940 (Advisers Act); (2) state laws regarding fraud and registration; and (3) regulations or other rules promulgated by various regulatory authorities, or other authorities. These regulatory requirements, and other regulatory developments, continue to impact the investment management industry generally and will continue to impact, to various degrees, Federated Hermes’ business, results of operations, financial condition, cash flows and stock price (collectively, Financial Condition).
Please see Federated Hermes’ prior public filings, including the discussions under Part I, Item 1 – Business – Regulatory Matters in Federated Hermes’ Annual Report on Form 10‑K for the year ended December 31, 2025, for an overview of Federated Hermes’ regulatory environment and related regulatory developments for periods prior to December 31, 2025.
Regulatory Developments – Domestic
Federated Hermes’ and its offerings’ primary regulator in the U.S. is the SEC. U.S. regulatory matters addressed in Federated Hermes’ 2025 Annual Report included, among others: (1) the regulatory impact resulting from the current Presidential administration, which has fundamentally redirected the SEC away from expansive regulation and aggressive enforcement to emphasizing deregulation, capital formation and “back-to-basics” investor protection; (2) SEC enforcement trends and examination priorities; (3) the Financial Stability Oversight Council’s (FSOC) priorities for 2026, which are primarily focused on deregulation and promoting economic growth; (4) the Financial Industry Regulatory Authority’s (FINRA) regulatory operations programs, including FINRA’s key areas of focus for 2026; and (5) certain specific regulatory developments involving the SEC, the Department of Labor (DOL), and other regulators.
Key regulatory developments and requirements in the U.S. since December 31, 2025, that can significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following. Unless otherwise noted, Federated Hermes is evaluating the impact of the matters described on its business and offerings.
SEC and Commodity Futures Trading Commission (CFTC) Propose Amendments to Form PF. On April 20, 2026, the SEC and CFTC proposed amendments to Form PF to: (1) eliminate filing requirements for smaller advisors by raising the Form PF filing threshold for all filers from $150 million in private fund assets under management to $1 billion in private fund assets under management and raising the reporting threshold for large hedge fund advisors from $1.5 billion in hedge fund assets under management to $10 billion in hedge fund assets under management; (2) eliminate certain reporting requirements for smaller hedge fund advisors; and (3) eliminate, streamline and simplify certain other reporting requirements by, among other proposed changes, eliminating certain “look through” requirements, eliminating certain performance volatility reporting requirements, simplifying certain large hedge fund counterparty exposure reporting, eliminating certain current reporting for large hedge fund advisors, and eliminating quarterly event reporting for all private equity fund advisors. SEC-registered investment advisors that satisfy Form PF’s filing thresholds must file Form PF, which is intended to provide the SEC, CFTC and FSOC with confidential information about the operations and strategies of private funds and their investment advisors. The proposed amendments repeal certain enhanced reporting requirements promulgated by the SEC in 2024. The public comment period for the proposed amendments will end 60 days after the proposed amendments are published in the Federal Register.
SEC Publishes Concept Release on Consolidated Audit Trail and Other Audit Trails and Data Sources. On April 16, 2026, the SEC published a concept release soliciting comments in support of a comprehensive review of the Consolidated Audit Trail and other audit trails and related data sources currently used in the regulation of U.S. securities markets, including comments regarding the funding mechanisms for these audit trails and/or related data sources. The Consolidated Audit Trail is

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
a centralized, SEC‑mandated system that collects and links detailed data on all orders, quotes and trades across U.S. equity and options markets that purports to enable regulators to efficiently surveil, reconstruct and investigate market activity. The public comment period will end 60 days after the concept release is published in the Federal Register.
SEC Announces Enforcement Results for Fiscal Year 2025. On April 7, 2026, the SEC announced enforcement results for the fiscal year ended September 30, 2025. During fiscal year 2025, the SEC filed 456 enforcement actions, including 303 standalone actions and 69 “follow-on” administrative proceedings seeking to bar or suspend individuals from certain functions in the securities markets based on criminal convictions, civil injunctions or other orders, and obtained orders for monetary relief totaling $17.9 billion. The total fiscal year 2025 enforcement actions represented a 22% decrease from fiscal year 2024. The 2025 enforcement actions addressed a broad range of misconduct and prioritized cases involving direct harm to investors and the integrity of the U.S. securities markets, including offering frauds, market manipulation, insider trading, issuer disclosure violations and breaches of fiduciary duty by investment advisors. The SEC Chairperson commented that the SEC’s new enforcement emphasis represents an end to “regulation by enforcement” and is aimed at misconduct that creates the greatest harm to investors.
Texas Stock Exchange Propose to Exempt Closed-End Funds (CEFs) from Requirement to Hold Annual Shareholder Meetings. On April 6, 2026, the Texas Stock Exchange (TXSE) filed a proposed rule change with the SEC, SR TXSE 2026-005, establishing listing and continued listing standards for CEFs and interval funds on its new exchange. As part of this proposal, the TXSE proposed to eliminate the exchange-level requirement that listed CEFs hold annual shareholder meetings. The TXSE proposal follows the Cboe Global Markets Inc. (Cboe) withdrawal on December 12, 2025 of its May 20, 2025 proposal that would have exempted newly-listed CEFs from the requirement to hold annual shareholder meetings and, subject to shareholder approval, also would have exempted previously listed CEFs from the annual shareholder meeting requirement, and the New York Stock Exchange withdrawal on January 5, 2026 of a similar June 6, 2025 proposal. Federated Hermes fully supports efforts to eliminate annual shareholder meetings for exchange listed CEFs. In Federated Hermes’ view, CEFs are more akin to registered mutual funds, which are not required to have annual meetings, than listed operating companies and the annual shareholder meeting requirement subjects them to attack by activist shareholders who buy discounted shares and then take action to force the CEFs to incur liquidity events (such as tender offers, reorganizations or open-ending of the CEFs) to realize or arbitrage the difference between the discounted purchase price and the CEFs’ NAV, all to the detriment of the CEFs and their long-term investors.
DOL Proposes Safe Harbor for Alternative Assets in 401(k) Plans. On March 31, 2026, the DOL issued proposed rules establishing a safe harbor framework that allows for the inclusion of alternative assets, such as private market investments, in 401(k) plans. The proposal responds to a Presidential executive order and would provide legal protections for plan sponsors that follow a defined fiduciary process when evaluating and selecting investments, without regard to whether the asset is “traditional” or an “alternative.” Under the proposal, fiduciaries would be required to assess six factors in making investment decisions: performance, fees, liquidity, valuation, benchmarks and complexity. The proposal emphasizes an asset‑neutral, process‑driven approach, allowing selection of higher‑fee or less‑liquid options if these characteristics are justified by anticipated returns and overall value to participants. Industry stakeholders widely supported the proposal, noting that a formalized fiduciary‑process safe harbor may reduce Employee Retirement Income Security Act of 1974 (ERISA) litigation risk and expand access to private‑market strategies. The public comment period for the proposed rule ends on June 1, 2026.
Scrutiny of Governance, Environmental and Social Initiatives. Recent state, federal and legal actions highlight continuing scrutiny of governance, environmental and social framework-aligned investment strategies and climate disclosure groups.
State Laws Governing Proxy Advisors. Two states have recently enacted laws like Texas S.B. 2337, which was enacted in 2025 to regulate proxy advisor firms that provide recommendations involving governance, environmental and social factors or diversity, equity and inclusion factors. For instance, on March 31, 2026, the Kentucky General Assembly passed S.B. 183, which is intended to provide transparency and accountability standards for proxy advisory firms that influence shareholder voting decisions. S.B. 183 requires disclosure by covered firms in two circumstances. First, if a proxy advisor provides a service that isn’t based solely in the financial interests of shareholders. This disclosure must explain that the advice is based in whole or in part on nonpecuniary factors and briefly describe the rationale. Second, if a proxy advisor gives materially different advice to different clients (e.g., suggests to one client to vote “for,” while suggesting to another client to vote “against” or “abstain”). This disclosure requires notice of the materially different vote and clarification as to which of the conflicting voting suggestions are provided solely in the interest of shareholders and supported by an economic analysis.
On March 3, 2026, the State of Indiana enacted Indiana House Bill 1273, which has an effective date of July 1, 2026. Indiana House Bill 1273 imposes one multi-layered disclosure requirement and applies broadly to proxy advisors providing services to any person located in Indiana with respect to a proxy vote pertaining to an entity (i.e., an issuer) even if the entity is out-of-

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
state. The disclosure requirement is triggered if a proxy advisor recommends voting against management (including if the “recommendation” is based upon a default policy). The disclosure must state whether the recommendation is backed by a written financial analysis (and state the analysis is available upon request). The proxy advisor must also provide a copy of the analysis to entity management. If there is no supporting financial analysis, a proxy advisor must disclose this fact to the client and the entity plus make the disclosure publicly available. On April 13, 2026, an investor services and proxy advisory company filed a lawsuit against the Indiana Attorney General in the U.S. District Court for the Southern District of Indiana challenging the constitutionality of Indiana House Bill 1273. Among other things, the complaint argues that Indiana House Bill 1273 violates free speech by targeting only anti-management recommendations and asks the court to grant a preliminary injunction preventing the law from coming into effect.
New ERISA Fiduciary Breach Lawsuit. In a complaint filed on March 3, 2026 in the U. S. District Court for the Western District of Washington, a participant in a 401(k) plan of a global commercial real estate firm alleges that plan fiduciaries breached their ERISA duties by selecting and retaining an investment fund that failed to consider or manage climate-related financial risks, resulting in excessive risk, inferior performance and higher fees for participants. A core theory of the complaint is that climate change presents financially material risks to investment portfolios, and that these are precisely the types of risks ERISA requires fiduciaries to prudently evaluate and monitor.
This case follows last year’s Spence v. American Airlines litigation (in which a plaintiff successfully argued that their employer breached their ERISA duty of loyalty by allowing corporate interests in governance, environmental and social objectives to influence the management of an employee retirement plan) and represents the second recent ERISA lawsuit involving governance, environmental and social-related theories of fiduciary breach, though the claims arise from the alleged failure to account for climate risk rather than from the use of governance, environmental and social-focused investment strategies. Together, these cases highlight how climate and governance, environmental and social issues are increasingly appearing in ERISA litigation involving defined contribution plan investment menus.
FSOC Proposes Interpretive Guidance and Request for Public Comment on Systemically Important Financial Institutions (SIFI) Designations. On March 25, 2026, the FSOC issued proposed interpretive guidance, and request for public comment, regarding its process for identifying, assessing and responding to potential risks to U.S. financial stability, including through potential designation of nonbank financial companies as SIFI’s. The proposal would rescind the FSOC’s 2023 guidance and restore the structure of the guidance initially issued in 2019 regarding the procedural processes and substantive analytic framework used by the FSOC in considering a nonbank financial company for potential designation. The proposed guidance would re‑establish a two‑step activities‑based approach under which the FSOC would first work with primary regulators to address identified risks before considering a firm‑specific designation. The proposed guidance would also update the FSOC’s analytic methodologies by expanding the set of vulnerabilities considered, such as asset‑valuation risks and broader measures of economic security. Additionally, the proposal would enhance analytical rigor by requiring a cost‑benefit analysis and an assessment of the likelihood of a firm’s material financial distress before designation, while introducing a pre‑designation “off‑ramp” that identifies steps a company or its regulators could take to mitigate risks. The SEC Chairperson indicated support for the proposal but cautioned that it cannot resolve what he views as structural deficiencies in the nonbank designation framework, emphasizing that only Congress can address the underlying issues. On April 15, 2026, Federated Hermes submitted a comment letter to the FSOC expressing: (1) Federated Hermes continued belief that the FSOC’s 2023 guidance was substantively and procedurally defective and should be withdrawn; and (2) the inappropriateness of nonbank SIFI designation of mutual funds generally and particularly money market funds because designating mutual funds generally and particularly money market funds under Section 113 of The Dodd‑Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) is inconsistent with the statutory text and in direct conflict with the stated intent of Congress in adopting the Dodd-Frank Act. The public comment period for the proposal ends on May 14, 2026.
SEC Issues Exchange Act Exemptive Relief to Supplement 1940 Act Exchange-Traded Fund (ETF) Share Class Relief for Multi-Class Funds. On March 17, 2026, the SEC issued exemptive relief under the Exchange Act to a number of applicants providing broker-dealer and market structure relief necessary to permit open-end management investment companies registered under the 1940 Act to functionally operate when offering one class of ETF shares that operates as an exchange-traded fund and one or more classes of shares that are not exchange-traded. The relief granted under Exchange Act Section 36 allows broker‑dealers and other market participants to engage in transactions in ETF share classes without triggering restrictions under Rules 10b‑10, 14e‑5, or Section 11(d)(1) of the Exchange Act, provided that the ETF share class operates in accordance with existing ETF requirements. This action follows earlier relief under the 1940 Act enabling registered investment companies to offer both mutual fund and ETF share classes within the same portfolio. As of March 17, 2026, approximately 100 applications had been filed requesting exemptive relief to operate multi‑class ETF structures. Federated Hermes is still evaluating whether to file a similar application.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
SEC and CFTC Issue Joint Interpretive Release on Crypto Assets. On March 17, 2026, the SEC and CFTC issued a joint final rule and interpretive release clarifying that most crypto assets are not securities and providing guidance on when transactions involving crypto assets are securities transactions. The interpretive release, which became effective on March 23, 2026: (1) establishes a five-part token taxonomy for crypto assets based on their characteristics, uses and functions, and analyzes each category under the “security” definition; (2) addresses how a non-security crypto asset may become subject to, and cease to be subject to, an “investment contract;” and (3) clarifies the application of federal securities laws to certain crypto activities including airdrops, protocol mining, protocol staking and the “wrapping” of a non-security crypto asset, consistent with existing SEC staff guidance. While most crypto assets are not themselves securities under the new guidance, the SEC reiterates its view that a non-security crypto asset may be sold as part of an “investment contract” (and, therefore, become subject to the securities laws) depending on the representations and promises made to purchasers to undertake future managerial efforts. The interpretive release also provides guidance as to when a crypto asset that was initially offered and sold as part of an investment contract may cease to be subject to an investment contract.
SEC Proposes to Limit Rule 15c2-11 to Equity Securities. On March 16, 2026, the SEC proposed amendments to Exchange Act Rule 15c2‑11 that would formally limit the rule’s scope to equity securities, replacing all references to “securities” with “equity securities” as defined in Exchange Act Rule 3a11‑1. Rule 15c2‑11 historically required broker‑dealers to gather and review specified issuer information before publishing quotations in an over-the-counter (OTC) quotation medium, a framework originally designed to combat fraud in thinly traded OTC equity markets. The SEC noted that the proposal responds to several years of industry feedback following the staff’s unexpected 2021 interpretation that the rule extended to fixed‑income securities, contrary to decades of market practice. Under the proposed amendments, fixed‑income instruments and other non‑equity securities would no longer fall within the rule’s requirements, though convertible bonds, warrants, options and forwards linked to equity securities would continue to be treated as equity securities and remain subject to Rule 15c2‑11. The SEC also proposes conforming changes to recordkeeping and information‑review provisions and clarifies that the amended rule would apply to crypto assets only to the extent a particular crypto asset qualifies as an “equity security” under Rule 3a11‑1. The SEC stated that the amendments are consistent with the rule’s original anti‑fraud purpose and would remove outdated exceptions, such as the municipal‑securities exemption, which become unnecessary if the rule is limited solely to equity securities.
Second Circuit Rejects Reliance on SEC Definition of Investment Advisor in Enforcement Action. On February 27, 2026, the U.S. Court of Appeals for the Second Circuit (Second Circuit) issued a summary order in SEC v. Amah holding that courts must independently interpret the statutory definition of “investment advisor” under the Advisers Act and may not defer to the SEC’s interpretation simply because the statutory text is ambiguous. The SEC had argued that an individual’s “expectation” of receiving compensation could satisfy the statutory requirement that an advisor receive compensation, even if no compensation was actually paid by the allegedly defrauded investors. Traditionally, the SEC has advanced this view through guidance and rulemaking preambles. The Second Circuit rejected this approach, emphasizing that the Supreme Court’s ruling under Loper Bright Enterprises v. Raimondo requires courts to exercise their own judgment when a statute lacks judicial construction.
In SEC v. Amah, the Second Circuit vacated a district court decision imposing liability on an investment advisor under the Advisers Act because the district court appeared to treat the SEC’s interpretation as controlling without analyzing whether the statutory definition is consistent with the SEC’s expansive interpretation. The ruling is among the first to apply the ruling from Loper Bright in the SEC enforcement context, citing that judges may not defer to agency interpretation just because a statute is ambiguous. The Second Circuit decision signals that the SEC must be prepared to ground its interpretations more firmly in statutory text and provides defendants with an avenue to challenge even long‑standing agency positions.
SEC Adopts Final Amendments for Foreign Private Issuers Holding Foreign Insiders Accountable Act (HFIAA). On February 27, 2026, the SEC adopted final amendments implementing the HFIAA, eliminating the longstanding exemption that previously shielded directors and officers of foreign private issuers (FPIs) from Section 16(a) reporting obligations. As a result, directors and officers of FPIs with a class of equity securities registered under Section 12 of the Exchange Act must begin filing Forms 3, 4 and 5 to disclose their beneficial ownership and transactions in the issuer’s equity securities starting March 18, 2026. The final amendments revise Rule 3a12‑3(b) to remove the full exemption from Section 16 and replace it with exemptions only from Section 16(b) short‑swing profit rules and Section 16(c) short‑sale prohibitions and amend Rule 16a‑2 to continue excluding 10% beneficial owners of FPIs from Section 16(a) reporting.
The SEC also updated Forms 3, 4 and 5 to include optional fields for foreign trading symbols and more precise address information to better accommodate foreign insiders. In a related action on March 5, 2026, the SEC issued an exemptive order allowing FPI insiders in certain qualifying jurisdictions, including Canada, Chile, the European Economic Area, Korea, Switzerland and the U.K., to satisfy Section 16(a) obligations through home‑country filings if those regimes provide

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
substantially similar reporting. These amendments collectively align foreign‑issuer insider reporting obligations more closely with those applicable to U.S. domestic companies.
CFTC Staff Preserves Commodity Pool Operator (CPO) Delegation Structures Relief. On February 26, 2026, the CFTC’s Market Participants Division issued an updated no‑action position confirming that CPO delegation structures may remain intact even when a CPO that has been delegated CPO responsibilities by a non-registrant relies on recent no‑action relief and is therefore no longer registered as a CPO. This clarification addresses uncertainty created by earlier relief that allowed certain registered CPOs to deregister; market participants questioned whether a non-registrant could continue delegating regulatory responsibilities if the CPO was no longer formally registered, as previously required under CFTC No‑Action Letter 14‑126.
The updated CFTC position makes clear that a non-registrant does not need to register so long as (1) it delegates CPO responsibilities to a CPO relying on the new relief (i.e., a non‑registered CPO); and (2) all other conditions of No‑Action Letter 14‑126 remain satisfied, such as the CPO accepting full responsibility for CPO obligations and the non-registrant not engaging in solicitation or management activities. This ensures that long‑standing delegation arrangements for private funds, including those involving offshore fund boards or general partners, are not unintentionally disrupted by the deregistration of the CPO and that fund complexes may continue operating under pre‑existing, CFTC‑sanctioned delegation models.
Initial Implementation Regulation Adopted for California Climate Disclosure. On February 26, 2026, the California Air Resources Board (CARB) approved initial implementing regulations for the Climate Corporate Data Accountability Act (SB 253) and the Climate‑Related Financial Risk Act (SB 261). The regulations establish applicability criteria, fee structures, reporting timelines and key definitions, marking the first formal regulatory framework for California’s mandatory climate‑disclosure regime. CARB confirmed that entities are considered to be “doing business” in California if they are organized or commercially domiciled in the state or if their California sales exceed a threshold set by the Franchise Tax Board. The regulations also adopt a flat‑fee structure for covered companies, with program fees allocated based on total annual program costs divided by the number of regulated entities.
The first reporting deadline under SB 253 is August 10, 2026, and applies initially only to Scope 1 and Scope 2 greenhouse‑gas emissions, with Scope 3 reporting beginning in 2027. CARB clarified that insurance companies, nonprofits, government entities and certain limited‑activity businesses are exempt from reporting requirements. Although the regulations also apply to SB 261, CARB emphasized that enforcement of SB 261 remains stayed pending ongoing Ninth Circuit litigation, and the agency will not enforce SB 261 until the injunction is lifted. CARB noted that these implementing rules advance California’s broader effort to standardize climate‑risk disclosure and align the state with similar global frameworks adopted in the EU, U.K. and Japan.
SEC Overhauls Enforcement Manual. On February 24, 2026, the SEC Division of Enforcement announced the first substantial overhaul of its Enforcement Manual since 2017, adopting changes designed to make enforcement proceedings more efficient, transparent and less punitive for cooperative parties. The revised manual restores a prior policy that allows simultaneous SEC consideration of an offer of settlement and related waiver requests from automatic disqualifications and other collateral consequences from the settlement terms. This change reduces the likelihood of duplicative “follow‑on proceedings,” and provides respondents with clearer visibility into the full implications of a proposed settlement. Under the new process, if the SEC accepts the settlement but rejects the waiver request, the respondent must decide whether to proceed with or withdraw the settlement.
The SEC also revised the Wells process, which is the procedure by which potential defendants can provide substantive argument after the Division of Enforcement staff preliminarily decides to recommend that the SEC bring charges. Among other things, the changes standardized a four‑week period for respondents to submit Wells responses and require that any requested Wells meeting occurs within four weeks thereafter, with participation by a senior SEC official. Additional updates aim to incentivize meaningful cooperation: the Division of Enforcement may recommend reduced or waived civil penalties for entities that demonstrate effective self‑policing, self‑reporting, remediation and cooperation, including actions such as enhancing internal controls, taking remedial personnel measures, clawing back compensation and improving training. For individuals, penalty mitigation will consider the quality of assistance provided, the importance of the matter, the public‑interest factors involved and the individual’s personal and professional profile. These updates come amid a noted decline in enforcement‑action volume over the SEC’s past fiscal year and reflect the SEC’s refocused priority on fraud prevention and misconduct that threatens market integrity.
Proposed Amendments to Form N-PORT Reporting; Extension of Compliance Dates for Names Rule Reporting. On February 18, 2026, the SEC proposed amendments to certain registered investment company reporting requirements on Form N-PORT to: (1) provide funds with an additional 15 days to file monthly reports of portfolio-related information; (2) reduce

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
the publication of reports from monthly to quarterly; (3) streamline or remove certain reported information and (4) require certain additional information for funds, including certain identifying information and information about funds with share classes that operate as ETFs. The SEC also extended the compliance dates for amendments to Form N-PORT that relate to the Names Rule to November 17, 2027, for fund groups, such as the Federated Hermes Funds, with net assets of $10 billion or more as of the end of their most recent fiscal year, and to May 18, 2028, for fund groups with less than $10 billion in net assets as of the end of their most recent fiscal year. The public comment period on the proposed Form N-PORT amendments ended on April 24, 2026.
On April 24, 2026, Federated Hermes submitted a comment letter to the SEC regarding the proposed amendments to Form N-PORT. In its comment letter, Federated Hermes strongly supported the proposal and commended the SEC for reassessing the 2024 amendments to Form N-PORT and proposing new amendments designed to reduce reporting burdens without significantly affecting the SEC’s use of the data and the public’s ability to assess relevant information about a fund. Among other comments, Federated Hermes supported: (1) extending the Form N‑PORT filing deadline from 30 days to at least 45 days (preferably 60 days) after month‑end to strengthen accuracy, validation, reliability and internal review processes; (2) restoring the quarterly public disclosure framework for Form N‑PORT information to limit the public release of fund information to the third month of each fiscal quarter because it appropriately mitigates the risk of predatory trading, reverse engineering and front running a fund while preserving transparency for investors; (3) streamlining Form N‑PORT by narrowing portfolio‑level risk metrics, simplifying return reporting, eliminating data elements of limited regulatory or investor utility, and removing the requirement to file a Regulation S‑X‑compliant Schedule of Investments, which is duplicative and costly for funds and their shareholders and (4) eliminating adopted‑but‑not‑yet‑effective reporting items related to the Names Rule compliance and other subjective portfolio classifications that could confuse investors or inadvertently disclose proprietary investment perspectives.
SEC Releases Additional Staff FAQs on the Names Rule. On February 18, 2026, the SEC issued additional FAQs on the Names Rule. The FAQs related to: (1) shareholder notice of certain changes to non-fundamental 80% investment policies; (2) Names Rule’s treatment of unfunded commitments for certain funds; (3) the use of “Growth” or “Value” in certain fund names and (4) the use of “Merger” or “Merger Arbitrage” in fund names.
Financial Crimes Enforcement Network (FinCEN) Issues Beneficial Owner Relief. On February 13, 2026, the FinCEN issued Order FIN‑2026‑R001, providing significant exceptive relief from the 2016 Customer Due Diligence (CDD) Rule’s requirement that financial institutions identify and verify the beneficial owners of legal‑entity customers at each new account opening. Instead, institutions may now limit beneficial‑owner identification and verification to three circumstances: (1) at the initial account opening; (2) when facts arise that reasonably call into question the reliability of previously obtained beneficial‑ownership information and (3) as otherwise required under the institution’s risk‑based ongoing CDD procedures. The order further clarifies that when reverification is triggered under a risk‑based program, institutions may rely on previously obtained information so long as the customer certifies or confirms that the information remains current, with institutions required to maintain records of this certification. FinCEN explicitly reaffirmed that all other anti-money laundering obligations and financial crime requirements under the Bank Secrecy Act remain fully in effect, including suspicious‑activity monitoring, risk‑based due‑diligence procedures and internal controls. FinCEN noted that the updated approach aligns more closely with a risk‑based framework while still ensuring that institutions maintain accurate, reliable beneficial‑ownership information and remain vigilant against financial‑crime risks.
FINRA Gifts Rule Increased To $300. On February 12, 2026, the SEC approved and FINRA adopted amendments to FINRA Rule 3220, raising the annual per‑recipient gift limit from $100 to $300 and codifying long‑standing guidance regarding the treatment of gifts and business entertainment. The amendments, which were first proposed by FINRA on May 29, 2025, clarify that while gifts incidental to a business‑entertainment event count toward the $300 limit, the entertainment event itself remains outside the valuation, and ordinary business entertainment, such as meals, sporting events or theater outings, continues to be permissible so long as it is not so frequent or extensive as to raise concerns about propriety. The revised rule also incorporates prior FINRA interpretations and creates a formal exemptive‑relief mechanism, while expressly identifying several categories of exempt gifts, including de minimis items, nominal promotional items with firm logos, deal toys, personal gifts for infrequent life events paid personally by the giver, bereavement gifts and certain disaster‑related donations. These amendments modernize the gift framework, provide clearer compliance parameters and require firms to update supervisory procedures, tracking systems and training programs to align with the new $300 limit and codified exemptions. The amended FINRA Rule 3220 became effective on March 30, 2026.
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
SEC FAQs on Net Performance and Promotor Disqualification. On January 15, 2026, the SEC published two new FAQs aimed at addressing challenges faced by investment advisors complying with Rule 206(4)-1 under the Advisers Act (Marketing Rule). The Marketing Rule permits investment advisors to calculate net performance applying either actual or model fees. Despite this apparent flexibility in the rule, footnote 590 of the Marketing Rule Adopting Release states that if the fees charged to the intended audience of an advertisement are anticipated to be higher than the actual fees used to calculate net performance, the investment advisor “must use a model fee that reflects the anticipated fee to be charged in order not to violate the rule’s general prohibitions.” The new FAQ clarifies that the guidance in footnote 590 should be interpreted through the lens of the Marketing Rule’s general prohibitions, which are intended to “provide appropriate flexibility and regulatory certainty for investment advisors considering how to market their investment advisory services” and “[i]n applying the general prohibitions, an investment advisor should consider the facts and circumstances of each advertisement.” In the SEC Staff’s view, whether the use of actual fees violates the general prohibitions depends on all the facts and circumstances of a specific advertisement, including, but not limited to, relevant disclosures. The SEC Staff’s view is that investment advisors can use various means to illustrate the effect of differences between actual fees and anticipated fees on performance. This guidance provides welcome relief for investment advisors that have struggled to apply the prescriptive language in footnote 590 to various forms of investment performance. The second FAQ provides guidance on circumstances in which investment advisors can engage certain persons to provide testimonials or endorsements.
SEC Chairperson Issues Statement on Reforming Regulation S-K. On January 13, 2026, the Chairperson of the SEC stated that: “[t]oday, the disclosure that companies provide in response to the myriad requirements of Regulation S-K does not always reflect information that a reasonable investor would consider important in making an investment or voting decision.” Towards the goal of eliminating requirements to disclose “undisputably immaterial information,” the Chairperson has instructed the SEC’s Division of Corporation Finance to undertake a comprehensive review of Regulation S-K. He noted that this process began in May 2025, with the solicitation of public comments on the executive compensation disclosure requirements of Regulation S-K, Item 402. The SEC Staff is evaluating the comments received with respect to Item 402 of Regulation S-K and is preparing revision recommendations. The SEC will now focus on the other Regulation S-K disclosure requirements “with the goal of revising the requirements to focus on eliciting disclosure of material information and avoid compelling the disclosure of immaterial information.” As part of this effort, the SEC requested that public comments be submitted by April 13, 2026. Federated Hermes submitted a comment letter expressing, among other comments, its support for modernizing Regulation S-K to ensure that registrants provide clear, decision-useful and material disclosures while avoiding unnecessary reporting burdens.
Regulatory Developments – International
Outside the U.S., Federated Hermes’ and its offerings’ primary regulators include the U.K. Financial Conduct Authority (FCA), the Central Bank of Ireland, the Luxembourg Commission de Surveillance du Secteur Financier, the Cayman Islands Monetary Authority, the Monetary Authority of Singapore and the Australian Securities and Investments Commission. Federated Hermes and its offerings are subject to various non-U.S. regulatory requirements and may be impacted by regulatory developments by or involving those primary regulators, as well as, among others, the European Commission, European Securities and Markets Authority (ESMA), Bank of England (BoE), His Majesty’s Treasury (HM Treasury) in the U.K., Financial Stability Board, and the International Organization of Securities Commissions. Non-U.S. regulatory matters addressed in Federated Hermes’ 2025 Annual Report included, among others: (1) money market fund reform in the U.K. and European Union (EU); (2) for EU Undertakings for the Collective Investment in Transferable Securities (UCITS), potential changes to the eligible assets requirements; (3) changes to liquidity risk management requirements in the U.K. and EU; (4) the U.K. FCA’s final rules on consumer composite investments (CCI) and the disclosure requirements for CCIs; (5) the steps being taken to shift to a T+1 settlement cycle in the U.K. and EU; (6) EU and U.K. sustainability requirements for asset

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
managers and investment offerings; (7) EU and U.K. sustainability reporting requirements for corporations and (8) the EU Savings and Investments Union (SIU) and Retail Investment Strategy (RIS).
Key regulatory developments outside the U.S. since December 31, 2025 that can significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following. Unless otherwise noted, Federated Hermes is evaluating the impact of the matters described on its business and offerings.
U.K. FCA and EU ESMA Regulatory Priorities. In the U.K., the FCA has replaced its practice of issuing ‘portfolio letters’ with annual Regulatory Priorities reports for different sectors. The first such reports were published in February and March of 2026. The 2026 Regulatory Priorities for the consumer investments sector include: (1) building a stronger investment culture; (2) strengthening trust by working with firms to ensure strong governance, robust risk systems and responsible innovation; (3) customer outcomes and (4) strengthening financial crime controls. The 2026 Regulatory Priorities for wholesale buy side firms include seeking to ensure firms deliver good outcomes to customers, and evolving regulations to foster growth and innovation and serve changing customer needs. On March 26, 2026, the FCA published its annual work program for 2026/27, marking the second year of its five-year strategy to "deepen trust, rebalance risk, support growth and improve lives.” Key themes are the FCA’s continued commitment to becoming a more efficient and proportionate regulator while supporting U.K. economic growth and competitiveness.
In the EU, ESMA published its 2027 to 2029 programming document on January 29, 2026. The strategic priorities identified by ESMA include: (1) fostering effective markets and financial stability; (2) strengthening supervision of EU financial markets and (3) enhancing the protection of retail investors. ESMA also identified enabling sustainable finance and facilitating technological innovation and the effective use of data as key thematic drivers. ESMA indicates that further planned policy actions will consider and be aligned with the ongoing legislative initiatives regarding the SIU and continuing work on changes to simplify the reporting burden under the Corporate Sustainability Reporting Directive (CSRD) (which sets out sustainability reporting requirements for certain EU and non-EU entities), the Corporate Sustainability Due Diligence Directive (CSDDD) (which imposes a due diligence duty on certain large EU/non-EU companies to address adverse human rights and environmental impacts in their own operations, their subsidiaries and their supply chains) (known as the Omnibus I package).
U.K. and EU Anti-Money Laundering (AML) Requirements. The AML regulations in the U.K. and EU continue to be reviewed and developed. In the U.K., on March 26, 2026, HM Treasury published a draft regulation proposing amendments to the Money Laundering Regulations 2017. The draft regulations propose various amendments including changes to the customer due diligence and enhanced due diligence requirements regarding crypto asset businesses and unusually complex or large transactions, high-risk jurisdictions and pooled client accounts. In the EU, on February 9, 2026, the Authority for Anti-Money Laundering and Countering the Financing of Terrorism (AMLA) published three consultation papers addressing: (1) penalty measures for AML breaches; (2) customer due diligence and harmonizing its application across the EU and (3) the criteria for identifying business relationships, occasional and linked transactions, as well as lower thresholds.
Liquidity Risk Management for Open-End Funds. On February 27, 2026, ESMA published Commission Delegated Regulations (Delegated Regulations) which include regulatory technical standards (RTS) on liquidity management tools. These Delegated Regulations supplement relevant provisions in the EU Alternative Investment Fund Managers Directive (AIFMD) and the EU UCITS Directive. The RTSs specify the characteristics of liquidity management tools set out in the Annexes to the AIFMD and UCITS Directive (i.e., suspension of subscriptions, repurchases and redemptions, redemption gates, extension of notice periods, redemption fees, swing pricing, dual pricing, anti-dilution levy, redemption in kind and side pockets). The Delegated Regulations became effective on March 19, 2026, and they applied beginning April 16, 2026.
EU and U.K. Sustainability Requirements for Asset Managers and Investment Offerings. In the U.K., on February 27, 2026, the FCA published a review of the Sustainability Disclosure Requirements (SDR) and investment labeling regime. That review focused on use of the four sustainability labels and provided examples of good and poor practices. It did not indicate whether steps are to be taken to extend the U.K.’s SDR sustainability labeling regime to non-U.K. funds. In the EU, amendments to the Sustainable Finance Disclosure Regulation (SFDR), commonly known as “SFDR 2.0”, are still ongoing following the European Commission’s adoption of the proposed Regulation to amend SFDR on November 20, 2025 (discussed in the Federated Hermes’ 2025 Annual Report).
EU and U.K. Sustainability Requirements for Corporations. In the EU, on February 24, 2026, the European Council gave its final approval regarding the simplification of sustainability reporting and due diligence requirements for companies in the EU. The changes to the CSRD and the CSDDD form part of the sustainability-related reforms called the Omnibus I package. Regarding the EU Taxonomy, the European Commission launched, on March 6, 2026, a call for technical advice which invited the European Supervisory Authorities (ESAs) to review the Key Performance Indicators (KPIs) and other aspects of the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
disclosure requirements under Article 8 of the EU Taxonomy Regulation. The requested technical advice is separate from the longer-term substantive review of the European Commission in seeking input on targeted, technical measures and KPIs, which were not included in the Delegated Act for the Omnibus I package.
Following the U.K. Government’s June 2025 consultation on the introduction of Sustainability Reporting Standards in the U.K. (U.K. SRS) (discussed in the Federated Hermes’ 2025 Annual Report), the FCA is consulting on replacing the current sustainability disclosure framework for listed companies, which is based on the Task Force on Climate-related Financial Disclosures, with U.K. SRS. The proposals are designed to increase transparency and promote international alignment with sustainability disclosures, particularly the International Sustainability Standards Board. The proposed rules include (amongst others) a requirement for listed companies to: (1) specify in their annual report whether third-party assurance has been obtained on sustainability disclosures and (2) include a statement in their annual financial report explaining whether they have disclosed a climate-related transition plan and where it can be found. In addition, the FCA has proposed mandatory reporting against U.K. SRS 2 (with the exception of disclosures regarding Scope 3 emissions, which firms can opt out of disclosing provided an explanation is provided on why). Broadly, the new rules are proposed to apply to U.K. and non-U.K. companies that have equity shares listed in the U.K. For non-U.K. companies that only have a secondary listing of their equity shares in the U.K. or only have depositary receipts representing their equity shares listed in the U.K., the FCA does not propose to impose substantive U.K. SRS-aligned disclosures on these companies but they will be required to disclose whether they make sustainability/climate-related disclosures under their home country rules. The consultation closed on March 20, 2026, and the new rules are expected to come into force beginning January 1, 2027.
EU EMIR III. ESMA issued its final report on February 25, 2026, requiring the European Commission to adopt the related regulatory standards by May 25, 2026 on developing clearing thresholds on the activity of over-the-counter derivatives that are not cleared through an authorized or recognized central counterparty.
U.K. and EU T+1 Settlement. On January 26, 2026, the FCA updated its webpage to include actions that firms should take to prepare for the T+1 settlement of securities trades, which is scheduled to start on October 11, 2027. The FCA noted that firms should implement appropriate automation to make the settlement process more efficient and firms should also prepare planned changes to operational systems and settlement processes by the end of 2026.
EU and U.K. Regulation of Governance, Environmental, or Social Ratings. The framework for the regulation of providers of governance, environmental and social ratings in the EU and U.K. continues to be developed. In the EU, on January 20, 2026, the European Commission published two draft delegated regulations supplementing the regulation on the transparency and integrity of governance, environmental and social rating activities. The first draft delegated regulation sets out rules on the supervisory fees charged by ESMA to governance, environmental and social rating providers, and the second draft regulation establishes further rules regarding ESMA’s power to impose fines or periodic penalty payments.
SIU and RIS. Following the April 2025 targeted consultation (which encompassed a wide-ranging set of initiatives aimed to develop the EU capital and banking markets), on January 15, 2026, the European Commission published an additional targeted consultation on reforming the regulatory frameworks for venture and growth capital funds under the SIU. In relation to the RIS, the EU is expected to publish final regulations in early 2026.
U.K. and EU Money Market Fund Reform. On January 13, 2026, ESMA published a Final Report titled “Guidelines on stress test scenarios under the MMF Regulation,” which includes updated guidelines and risk parameters, so that managers of money market funds have the information needed to fill in a reporting template mentioned in the Money Market Fund Regulation. In the U.K. and EU, public statements regarding progress on reforms of the regulatory regime for money market funds are expected. In the U.K., the FCA and BoE published a joint consultation setting forth their proposals for a post-Brexit money market fund regime in the U.K., while HM Treasury consulted on changes to legislation. While the U.K. regime proposed by the FCA and BoE was substantially based on the EU Money Market Fund Regulation, certain differences were proposed. As of March 31, 2026, the European Commission has not yet reopened its Money Market Fund Regulation file.
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
The difficulty in, and cost of, complying with applicable regulatory developments and regulatory requirements increases with the number, complexity and differing (and potentially conflicting) requirements of new or amended regulatory requirements, among other factors. In addition to the impact on Federated Hermes’ AUM, revenues, operating income and other aspects of Federated Hermes’ business, Federated Hermes’ regulatory, offering development and restructuring, and other efforts in response to regulatory developments and regulatory requirements, including the internal and external resources dedicated to such efforts, have had, and can continue to have, on a cumulative basis, a material impact on Federated Hermes’ expenses and, in turn, Financial Condition.
Federated Hermes is unable to fully assess at this time whether, or the degree to which, any continuing efforts or potential options being evaluated in connection with modified or new regulatory developments and regulatory requirements ultimately will be successful. The degree of impact of regulatory developments and regulatory requirements on Federated Hermes’ Financial Condition can vary, including in a material way, and is uncertain.
As of March 31, 2026, given the regulatory environment and the possibility of future additional regulatory developments, requirements and oversight, Federated Hermes is unable to fully assess the impact of regulatory developments and requirements, and Federated Hermes’ efforts related thereto, on its Financial Condition. Regulatory developments and requirements in the current regulatory environment, and Federated Hermes’ efforts in responding to them, can have further material and adverse effects on Federated Hermes’ Financial Condition.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Asset Highlights
Managed Assets at Period End

	March 31,		Percent Change
(in millions)	2026	2025
By Asset Class
Equity	$100,832	$80,913	25%
Fixed-Income	99,798	99,486	0
Alternative / Private Markets	18,991	19,426	(2)
Multi-Asset	2,778	2,826	(2)
Total Long-Term Assets	222,399	202,651	10
Money Market	684,748	637,122	7
Total Managed Assets	$907,147	$839,773	8%

By Offering Type
Funds:
Equity	$55,188	$43,910	26%
Fixed-Income	45,921	45,800	0
Alternative / Private Markets	12,339	11,879	4
Multi-Asset	2,774	2,700	3
Total Long-Term Assets	116,222	104,289	11
Money Market	502,775	464,912	8
Total Fund Assets	618,997	569,201	9
Separate Accounts:
Equity	45,644	37,003	23
Fixed-Income	53,877	53,686	0
Alternative / Private Markets	6,652	7,547	(12)
Multi-Asset	4	126	(97)
Total Long-Term Assets	106,177	98,362	8
Money Market	181,973	172,210	6
Total Separate Account Assets	288,150	270,572	6
Total Managed Assets	$907,147	$839,773	8%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended
	March 31,		Percent Change
(in millions)	2026	2025
By Asset Class
Equity	$102,037	$82,105	24%
Fixed-Income	100,996	99,360	2
Alternative / Private Markets	19,232	19,012	1
Multi-Asset	2,859	2,900	(1)
Total Long-Term Assets	225,124	203,377	11
Money Market	690,450	639,827	8
Total Average Managed Assets	$915,574	$843,204	9%

By Offering Type
Funds:
Equity	$56,987	$45,260	26%
Fixed-Income	46,096	45,715	1
Alternative / Private Markets	12,254	11,610	6
Multi-Asset	2,855	2,774	3
Total Long-Term Assets	118,192	105,359	12
Money Market	507,752	463,727	9
Total Average Fund Assets	625,944	569,086	10
Separate Accounts:
Equity[1]	45,050	36,845	22
Fixed-Income	54,900	53,645	2
Alternative / Private Markets	6,978	7,402	(6)
Multi-Asset[1]	4	126	(97)
Total Long-Term Assets	106,932	98,018	9
Money Market	182,698	176,100	4
Total Average Separate Account Assets	289,630	274,118	6
Total Average Managed Assets	$915,574	$843,204	9%
1) A Separate Account was reclassified from Multi-Asset to Equity effective October 1, 2025.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2026	2025
Equity Funds
Beginning Assets	$54,988	$43,752
Sales	5,855	4,715
Redemptions	(4,561)	(3,643)
Net Sales (Redemptions)	1,294	1,072
Net Exchanges	(169)	(107)
Impact of Foreign Exchange[1]	(158)	338
Market Gains and (Losses)[2]	(767)	(1,145)
Ending Assets	$55,188	$43,910

Equity Separate Accounts
Beginning Assets	$42,910	$35,671
Sales[3]	3,236	2,697
Redemptions[3]	(2,317)	(2,350)
Net Sales (Redemptions)[3]	919	347
Net Exchanges	30	(7)
Impact of Foreign Exchange[1]	(129)	416
Market Gains and (Losses)[2]	1,914	576
Ending Assets	$45,644	$37,003

Total Equity
Beginning Assets	$97,898	$79,423
Sales[3]	9,091	7,412
Redemptions[3]	(6,878)	(5,993)
Net Sales (Redemptions)[3]	2,213	1,419
Net Exchanges	(139)	(114)
Impact of Foreign Exchange[1]	(287)	754
Market Gains and (Losses)[2]	1,147	(569)
Ending Assets	$100,832	$80,913
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
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2026	2025
Fixed-Income Funds
Beginning Assets	$45,973	$45,550
Sales	3,985	3,445
Redemptions	(3,993)	(4,069)
Net Sales (Redemptions)	(8)	(624)
Net Exchanges	148	104
Impact of Foreign Exchange[1]	(26)	46
Market Gains and (Losses)[2]	(166)	724
Ending Assets	$45,921	$45,800

Fixed-Income Separate Accounts
Beginning Assets	$54,154	$52,509
Sales[3]	1,942	2,499
Redemptions[3]	(2,356)	(2,219)
Net Sales (Redemptions)[3]	(414)	280
Net Exchanges	0	(3)
Impact of Foreign Exchange[1]	(14)	39
Market Gains and (Losses)[2]	151	861
Ending Assets	$53,877	$53,686

Total Fixed-Income
Beginning Assets	$100,127	$98,059
Sales[3]	5,927	5,944
Redemptions[3]	(6,349)	(6,288)
Net Sales (Redemptions)[3]	(422)	(344)
Net Exchanges	148	101
Impact of Foreign Exchange[1]	(40)	85
Market Gains and (Losses)[2]	(15)	1,585
Ending Assets	$99,798	$99,486
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
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2026	2025
Alternative / Private Markets Funds
Beginning Assets	$12,085	$11,501
Sales	609	1,056
Redemptions	(318)	(950)
Net Sales (Redemptions)	291	106
Net Exchanges	0	1
Impact of Foreign Exchange[1]	(159)	301
Market Gains and (Losses)[2]	122	(30)
Ending Assets	$12,339	$11,879

Alternative / Private Markets Separate Accounts
Beginning Assets	$7,016	$7,363
Sales[3]	20	29
Redemptions[3]	(229)	(74)
Net Sales (Redemptions)[3]	(209)	(45)
Impact of Foreign Exchange[1]	(116)	231
Market Gains and (Losses)[2]	(39)	(2)
Ending Assets	$6,652	$7,547

Total Alternative / Private Markets
Beginning Assets	$19,101	$18,864
Sales[3]	629	1,085
Redemptions[3]	(547)	(1,024)
Net Sales (Redemptions)[3]	82	61
Net Exchanges	0	1
Impact of Foreign Exchange[1]	(275)	532
Market Gains and (Losses)[2]	83	(32)
Ending Assets	$18,991	$19,426
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
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2026	2025
Multi-Asset Funds
Beginning Assets	$2,850	$2,764
Sales	58	63
Redemptions	(94)	(101)
Net Sales (Redemptions)	(36)	(38)
Net Exchanges	1	2
Market Gains and (Losses)[1]	(41)	(28)
Ending Assets	$2,774	$2,700

Multi-Asset Separate Accounts
Beginning Assets	$4	$119
Redemptions[2]	0	(4)
Net Sales (Redemptions)[2]	0	(4)
Market Gains and (Losses)[1]	0	11
Ending Assets	$4	$126

Total Multi-Asset
Beginning Assets	$2,854	$2,883
Sales[2]	58	63
Redemptions[2]	(94)	(105)
Net Sales (Redemptions)[2]	(36)	(42)
Net Exchanges	1	2
Market Gains and (Losses)[1]	(41)	(17)
Ending Assets	$2,778	$2,826
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
Changes in Total Long-Term Fund and Separate Account Assets

	Three Months Ended
	March 31,
(in millions)	2026	2025
Total Long-Term Fund Assets
Beginning Assets	$115,896	$103,567
Sales	10,507	9,279
Redemptions	(8,966)	(8,763)
Net Sales (Redemptions)	1,541	516
Net Exchanges	(20)	0
Impact of Foreign Exchange[1]	(343)	685
Market Gains and (Losses)[2]	(852)	(479)
Ending Assets	$116,222	$104,289

Total Long-Term Separate Accounts Assets
Beginning Assets	$104,084	$95,662
Sales[3]	5,198	5,225
Redemptions[3]	(4,902)	(4,647)
Net Sales (Redemptions)[3]	296	578
Net Exchanges	30	(10)
Impact of Foreign Exchange[1]	(259)	686
Market Gains and (Losses)[2]	2,026	1,446
Ending Assets	$106,177	$98,362

Total Long-Term Assets
Beginning Assets	$219,980	$199,229
Sales[3]	15,705	14,504
Redemptions[3]	(13,868)	(13,410)
Net Sales (Redemptions)[3]	1,837	1,094
Net Exchanges	10	(10)
Impact of Foreign Exchange[1]	(602)	1,371
Market Gains and (Losses)[2]	1,174	967
Ending Assets	$222,399	$202,651
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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Three Months Ended		Three Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
By Asset Class
Money Market	75%	76%	54%	53%
Equity	12%	10%	30%	28%
Fixed-Income	11%	12%	10%	12%
Alternative / Private Markets	2%	2%	4%	5%
Multi-Asset	0%	0%	1%	1%
Other	—	—	1%	1%
By Offering Type
Funds:
Money Market	55%	55%	51%	49%
Equity	7%	5%	23%	22%
Fixed-Income	5%	6%	7%	9%
Alternative / Private Markets	1%	1%	3%	3%
Multi-Asset	0%	0%	1%	1%
Separate Accounts:
Money Market	20%	21%	3%	4%
Equity	5%	5%	7%	6%
Fixed-Income	6%	6%	3%	3%
Alternative / Private Markets	1%	1%	1%	2%
Multi-Asset	0%	0%	0%	0%
Other	—	—	1%	1%
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
Total average managed assets increased 9% for the three months ended March 31, 2026, as compared to the same period in 2025. As of March 31, 2026, total managed assets increased 8% from March 31, 2025. Average money market assets increased 8% for the three months ended March 31, 2026, as compared to the same period in 2025. Period-end money market assets increased 7% at March 31, 2026, as compared to March 31, 2025. The Federal Reserve maintained the federal funds rate at a range of 3.50% to 3.75% for the three months ended March 31, 2026, and U.S. money market fund industry assets were at $7.8 trillion. Money market funds continued to offer a yield advantage, as compared to some securities in the direct market, especially overnight securities and those with floating rates. Average equity assets increased 24% for the three months ended March 31, 2026, as compared to the same period in 2025. Period-end equity assets increased 25% at March 31, 2026, as compared to March 31, 2025, primarily due to market appreciation and, to a lesser extent, net sales. The S&P 500 declined during the first quarter of 2026, with the index providing a total return of (4.33%) for the three months ended March 31, 2026. Average fixed-income assets increased 2% for the three months ended March 31, 2026, as compared to the same period in 2025. Period-end fixed-income assets remained flat at March 31, 2026, as compared to March 31, 2025, primarily due to market appreciation, nearly completely offset by net redemptions. After ending the fourth quarter of 2025 at 4.18%, yields on the 10-Year Treasury Note traded in a range between a low of 3.97% and a high of 4.44%, ending the first quarter at 4.30%. Average

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
alternative/private markets assets increased 1% for the three months ended March 31, 2026, as compared to the same period in 2025. Period-end alternative/private markets assets decreased 2% at March 31, 2026, as compared to March 31, 2025, primarily due to net redemptions, partially offset by foreign exchange gains.
Results of Operations
Revenue. Revenue increased $55.4 million for the three-month period ended March 31, 2026, as compared to the same period in 2025, primarily due to an increase in money market and equity revenue of $33.4 million and $25.0 million, respectively, due to an increase in average assets. These increases were partially offset by a decrease in performance fees of $4.1 million.
For the three-month periods ended March 31, 2026 and 2025, Federated Hermes’ ratio of revenue to average managed assets was 0.21% and 0.20%, respectively. The increase in the rate was primarily due to an increase in revenue from higher average equity assets and a change in the mix of asset classes of money market assets during the first three months of 2026 compared to the same period in 2025.
Operating Expenses. Total Operating Expenses for the three-month period ended March 31, 2026 increased $60.9 million, as compared to the same period in 2025. Distribution expense increased $26.7 million primarily due to higher average money market fund assets. Other expense increased $18.2 million primarily due to (1) a value added tax (VAT) refund received in 2025 related to amended VAT filings in the U.K. ($12.9 million) and (2) fluctuations in foreign currency exchange rates ($5.1 million). Compensation and Related expense increased $10.8 million primarily due to higher incentive compensation.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net decreased $0.8 million for the three-month period ended March 31, 2026, as compared to the same period in 2025.
Income Taxes. The income tax provision was $33.8 million for the three-month period ended March 31, 2026, as compared to $32.2 million for the same period in 2025. The increase in the income tax provision was primarily due to increased U.S. pre-tax income in 2026. The effective tax rate was 26.1% for the three-month period ended March 31, 2026, as compared to 23.6% for the same period in 2025. The increase in the effective tax rate was primarily due to increased foreign losses in 2026 and an associated valuation allowance on foreign deferred tax assets.
Pillar Two legislation has been enacted in certain jurisdictions in which Federated Hermes operates. The legislation was effective for the year beginning January 1, 2024. Federated Hermes is in scope of the enacted legislation and has performed an assessment of its potential exposure to Pillar Two income taxes based on the most recent tax filings, country-by-country report and financial statements for the constituent entities of Federated Hermes. Based on the assessment, for fiscal years 2026, 2025 and 2024, Federated Hermes expects to be able to rely on the transitional safe harbor for each of the jurisdictions in which it operates. As a result, Federated Hermes does not expect a material exposure to Pillar Two income taxes in those jurisdictions. This assessment will continue to be monitored and updated as additional guidance and/or legislation is released.
Net Income Attributable to Federated Hermes, Inc. Net income decreased $4.8 million for the three-month period ended March 31, 2026, as compared to the same period in 2025, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended March 31, 2026 increased $0.02, as compared to the same period in 2025, primarily due to a decrease in shares outstanding resulting from share repurchases ($0.08), partially offset by decreased net income ($0.06).
Liquidity and Capital Resources
Liquid Assets. At March 31, 2026, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $700.2 million, as compared to $769.4 million at December 31, 2025. The change in liquid assets is discussed below.
At March 31, 2026, Federated Hermes’ liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries, China and certain other countries subject to economic sanctions. Federated Hermes’ experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $501 million in AUM) that meet the requirements of Rule 2a-7 under the 1940 Act (Rule 2a-7) or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes’ credit analysis process.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $28.8 million for the three months ended March 31, 2026, as compared to $14.3 million for the same period in 2025. The increase in cash provided was primarily due to (1) an increase in cash received related to the $55.4 million increase in revenue previously discussed and (2) an increase of $18.9 million in cash due to having net sales of trading securities for the three months ended March 31, 2026 as compared to net purchases in the same period in 2025. These were partially offset by (1) an increase in cash paid related to the $26.7 million increase in Distribution expense previously discussed and (2) an increase of $18.6 million in cash paid for incentive compensation for the three months ended March 31, 2026 as compared to the same period in 2025.
Cash Provided by Investing Activities. During the three-month period ended March 31, 2026, net cash provided by investing activities was $1.2 million due to cash received from redemptions of Investments—Affiliates and Other ($7.4 million), partially offset by (1) cash paid for property and equipment ($4.8 million) and (2) the purchase of Investments—Affiliates and Other ($1.4 million).
Cash Used by Financing Activities. During the three-month period ended March 31, 2026, net cash used by financing activities was $97.2 million due primarily to (1) $64.7 million of treasury stock purchases, (2) $25.9 million or $0.34 per share of dividends paid to holders of Federated Hermes common shares and (3) $8.1 million of distributions to noncontrolling interests in subsidiaries.
Borrowings. On March 17, 2022, pursuant to the Note Purchase Agreement, Federated Hermes issued unsecured senior Notes in the aggregate amount of $350 million at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. The entire principal amount of the $350 million Notes will become due March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of March 31, 2026, the outstanding balance of the $350 million Notes, net of unamortized issuance costs in the amount of $1.6 million, was $348.4 million and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were, or will be, used to supplement cash flow from operations, to fund share repurchases and potential acquisitions, to pay down outstanding debt and for other general corporate purposes. See Note (11) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
As of March 31, 2026, Federated Hermes’ Credit Agreement consists of a $350 million revolving credit facility with an additional $200 million available via an optional increase (or accordion) feature. Borrowings under the Credit Agreement may be used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of March 31, 2026, Federated Hermes had $350 million available to borrow under the Credit Agreement and an additional $200 million available via its optional accordion feature. See Note (11) to the Consolidated Financial Statements for additional information on the Credit Agreement.
Both the Note Purchase Agreement and Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the three months ended March 31, 2026. An interest coverage ratio of at least 4 to 1 is required and, as of March 31, 2026, Federated Hermes’ interest coverage ratio was 49 to 1. A leverage ratio of no more than 3 to 1 is required and, as of March 31, 2026, Federated Hermes’ leverage ratio was 0.59 to 1.
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
Future Cash Needs. Management expects that principal uses of cash will include funding business acquisitions (including the FCP acquisition disclosed in Note (4)) and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, paying debt obligations, paying taxes, repurchasing company stock, developing and seeding new offerings, modifying existing offerings and relationships and maintaining regulatory liquidity and capital requirements. In addition, Federated Hermes expects to invest approximately $283 million (including the allocation of approximately $199 million in existing technology-related overhead, primarily the compensation expense of existing employees, and an external spend of approximately $84 million) over the next three years to support a number of planned technology-driven initiatives. Any number of factors may cause Federated Hermes’ future cash needs to increase. As a result of

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees can continue to increase.
On April 30, 2026, the board of directors declared a $0.38 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of May 8, 2026 to be paid on May 15, 2026.
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
Accrued Compensation and Benefits at March 31, 2026 decreased $104.1 million from December 31, 2025 primarily due to the 2025 accrued annual incentive compensation being paid in the first quarter of 2026 ($149.2 million), partially offset by 2026 incentive compensation accruals recorded at March 31, 2026 ($44.4 million).
Income Taxes Payable at March 31, 2026 increased $27.5 million from December 31, 2025 primarily due to an accrual for the first quarter estimated federal tax payment that was paid in April 2026.
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
Of the significant accounting policies described in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2025, management believes that indefinite-lived intangible assets included in its Goodwill and Intangible Assets policy involves a higher degree of judgment and complexity. See Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2025, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section Critical Accounting Policies for a complete discussion of this policy.
As of December 31, 2025, due to a decrease in projected cash flows, primarily driven by a decrease in projected revenue, management concluded that an indicator of potential impairment existed for the indefinite-lived intangible asset related to the FHL right to manage public fund assets, which had a carrying value of £72.2 million ($97.3 million). The discounted cash flow method resulted in no impairment at December 31, 2025, as the estimated fair value of this intangible asset exceeded the carrying value.
During the quarter ended March 31, 2026, management did not identify any indicators for potential impairment of the indefinite-lived intangible asset related to the FHL right to manage public fund assets.
Market volatility and other events related to geopolitical or other unexpected events in the future can further reduce the AUM, revenues and earnings associated with Federated Hermes’ indefinite-lived intangible assets and can result in subsequent

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
impairment tests being based upon updated assumptions and future cash flow projections, which can result in an impairment. For additional information on risks related to geopolitical or other unexpected events, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2025.
Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2026, there were no material changes to Federated Hermes’ exposures to market risk that would require an update to the disclosures provided in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2025.
Part I, Item 4. Controls and Procedures
(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes’ President and CEO and Chief Financial Officer, of the effectiveness of Federated Hermes’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. Federated Hermes completed the Rivington acquisition during the three months ended June 30, 2025. As such, the scope of Federated Hermes’ assessment of the effectiveness of its disclosure controls and procedures did not include the internal controls over financial reporting at Rivington. Rivington represented less than 1% of both Federated Hermes’ total and net assets as of March 31, 2026 and less than 1% of both Federated Hermes’ total revenue and net income, respectively, for the three months ended March 31, 2026. This exclusion is consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of Federated Hermes’ assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. Based upon that evaluation, the President and CEO and the Chief Financial Officer concluded that Federated Hermes’ disclosure controls and procedures were effective at March 31, 2026.
(b)There has been no change in Federated Hermes’ internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, Federated Hermes’ internal control over financial reporting.
Part II, Item 1. Legal Proceedings
Information regarding this Item is contained in Note (17) to the Consolidated Financial Statements.
Part II, Item 1A. Risk Factors
There are no material changes to the risk factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2025.

Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) not applicable.
(b) not applicable.
(c) The following table summarizes stock repurchases under Federated Hermes’ share repurchase program during the first quarter 2026.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January[2]	1,300	$3.00	0	4,596,622
February	555,000	54.44	555,000	4,041,622
March	635,000	56.33	635,000	3,406,622
Total	1,191,300	$55.39	1,190,000	3,406,622
1    In July 2025, the board of directors authorized a share repurchase program with no stated expiration date that allowed the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of March 31, 2026. See Note (13) to the Consolidated Financial Statements for additional information.
2    In January 2026, 1,300 shares of Class B common stock with a weighted-average price per share of $3.00, were repurchased as a result of employee-forfeited restricted stock.
Part II, Item 5. Other Information
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
At the Annual Meeting of Shareholders of Federated Hermes held on Thursday, April 30, 2026, via teleconference, the holder of Federated Hermes’ Class A common stock, which constituted all of the shares entitled to vote at the meeting, approved the following proposals, both of which are described in more detail in Federated Hermes’ Information Statement to shareholders dated March 17, 2026.
Proposal I
The holder of Federated Hermes’ Class A common stock elected six individuals to the Board of Directors of Federated Hermes, Inc. as set forth below:

Director	Shares Voted For	Shares Voted Against	Shares Withheld
Joseph C. Bartolacci	9,000	—	—
J. Christopher Donahue	9,000	—	—
Thomas R. Donahue	9,000	—	—
Karen L. Hanlon	9,000	—	—
Marie Milie Jones	9,000	—	—
Paul A. Uhlman	9,000	—	—
Proposal II
As of December 31, 2025, out of a total of 36,050,000 shares of Class B Common Stock reserved for issuance under Federated Hermes’ Stock Incentive Plan, only 2,314,277 shares remained available for issuance. On April 30, 2026, the holder of Federated Hermes’ Class A Common stock approved an amendment to Federated Hermes’ Stock Incentive Plan to reserve an additional 5,000,000 shares of Class B Common Stock for the Stock Incentive Plan, thereby increasing the total number of shares reserved for issuance under the Stock Incentive Plan to 41,050,000 shares: 9,000 shares were voted for the amendment, with no shares being voted against or withheld.
APPROVAL OF CHANGE IN INDEPENDENT DIRECTOR COMPENSATION.
On April 30, 2026, the Board of Directors of Federated Hermes approved adjusting the number of unrestricted shares of Class B Common Stock annually granted to independent directors under the Federated Hermes, Inc. Stock Incentive Plan from 2,400 shares to 2,000 shares, effective immediately. With this change, for their service as directors, Federated Hermes’ independent directors receive (1) $60,000 per year; (2) $5,000 per year for each Board Committee Membership; (3) $5,000 per year for Compliance Committee Chair, Compensation Committee Chair and service as Lead Independent Director, and $10,000 per year for Audit Committee Chair (each of (1), (2) and (3) are payable in quarterly installments); (4) $1,500 per attendance at a special meeting of the Board payable when such meetings occur; and (5) 2,000 shares of unrestricted Class B Common Stock annually pursuant to the Stock Incentive Plan.
ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT and CREATION OF A DIRECT FINANCIAL OBLIGATION OR AN OBLIGATION UNDER AN OFF-BALANCE SHEET ARRANGEMENT OF A REGISTRANT.
On May 1, 2026, Federated Hermes entered into an Amended Credit Agreement. The Amended Credit Agreement amended and restated Federated Hermes’ 2021 Credit Agreement, which was dated July 30, 2021 and was scheduled to mature on July 30, 2026. The Amended Credit Agreement includes a $350 million revolving line of credit facility and a $225 million optional increase (or accordion) feature. The Amended Credit Agreement was entered into to refinance and renew Federated Hermes’ $350 million 2021 Credit Agreement, which included a $200 million optional increase (or accordion) feature. As of May 1, 2026, Federated Hermes did not have any borrowings outstanding under the 2021 Credit Agreement.
The Amended Credit Agreement expires on May 1, 2031. The Amended Credit Agreement requires outstanding principal to be paid on the expiration date and does not require scheduled principal payments. Federated Hermes, however, may elect to make principal payments in amounts determined at its discretion. Borrowings bear interest, at Federated Hermes’ option, at either a term SOFR or a base rate, in each case plus a margin based on applicable debt ratings (i.e., rating of Federated Hermes’ senior unsecured long-term debt or long-term counterparty credit by Moody’s Investor Service, Inc., Standard & Poor’s Ratings Services, or Fitch Ratings Inc.). The Amended Credit Agreement provides for a commitment fee on the unused portion of the revolving credit facility, ranging from 7.5 basis points to 15.0 basis points per annum depending on Federated Hermes’ applicable debt ratings. As of May 1, 2026, Federated Hermes’ commitment fee under the Amended Credit Agreement is 10.0 basis points.
The Amended Credit Agreement, similar to the 2021 Credit Agreement, includes an interest coverage ratio covenant (consolidated EBITDA to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions, such as representations and warranties, affirmative and negative financial covenants, reporting requirements and other non-financial covenants. Federated Hermes was in compliance with all covenants as of April 30, 2026. The Amended Credit Agreement, similar to the 2021 Credit Agreement, also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of the debt if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Amended Credit Agreement, similar to the 2021 Credit Agreement, also requires certain subsidiaries to enter into a Fourth Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Amended Credit Agreement.
INSIDER TRADING ARRANGEMENTS
While certain officers have elected in advance to satisfy tax obligations arising from the vesting of awards of periodic and bonus restricted Federated Hermes Class B Common Stock through the sale of sufficient shares of such stock necessary to satisfy such tax obligations in the open-market, no director or officer adopted, modified or terminated a Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading arrangement during the fiscal quarter ended March 31, 2026.

Part II, Item 6. Exhibits
The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:
Exhibit 2.1    First Amendment, dated April 9, 2026, to the Sale and Purchase Agreement, dated October 23, 2025, among Federated Hermes, Inc., FCP Fund Manager, L.P., the parties identified as Management Company Sellers therein, the parties identified as Selling Principals therein, and a Management Company Sellers’ Representative, solely in its capacity as the representative of the Selling Parties. (filed herewith)
Exhibit 10.1    Federated Hermes, Inc. Stock Incentive Plan, as amended, as approved by shareholders on April 30, 2026 (filed herewith)
Exhibit 10.2    Federated Hermes, Inc. Policy on Trading and Confidentiality, as amended April 30, 2026, as approved by shareholders on April 30, 2026 (filed herewith)
Exhibit 10.3    The Fifth Amended and Restated Credit Agreement, dated as of May 1, 2026, by and among Federated Hermes, certain of its subsidiaries as guarantors party thereto, the banks as lenders party thereto, PNC Bank, National Association, PNC Capital Markets LLC, Citigroup Global Markets, Inc., Citibank, N.A., The Toronto-Dominion Bank, New York Branch, State Street Bank and Trust Co., and The Huntington National Bank (filed herewith)
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

Federated Hermes, Inc.
(Registrant)

Date	May 1, 2026	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	May 1, 2026	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer