Form 10-Q
period 2026-06-30
FEDERATED HERMES, INC.
filed 2026-07-31
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 24, 2026, the Registrant had outstanding 9,000 shares of Class A common stock and 74,651,281 shares of Class B common stock.

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

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$301,727	$582,542
Investments—Consolidated Investment Companies	118,883	85,501
Investments—Affiliates and Other	60,100	56,254
Receivables, net of reserve of $21 and $21, respectively	72,789	47,553
Receivables—Affiliates	51,013	42,225
Prepaid Expenses	42,978	36,832
Other Current Assets	13,015	12,885
Total Current Assets	660,505	863,792
Long-Term Assets
Goodwill	1,081,061	852,102
Intangible Assets, net of accumulated amortization of $103,643 and $95,365, respectively	421,814	331,510
Property and Equipment, net of accumulated depreciation of $89,199 and $86,955, respectively	26,405	24,838
Right-of-Use Assets, net	90,517	95,793
Other Long-Term Assets	49,852	61,302
Total Long-Term Assets	1,669,649	1,365,545
Total Assets	$2,330,154	$2,229,337
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$104,443	$99,046
Accrued Compensation and Benefits	108,066	176,329
Lease Liabilities	19,961	20,147
Other Current Liabilities	22,330	18,619
Total Current Liabilities	254,800	314,141
Long-Term Liabilities
Long-Term Debt	348,499	348,369
Long-Term Deferred Tax Liability, net	182,661	183,542
Long-Term Lease Liabilities	83,482	88,491
Other Long-Term Liabilities	63,858	31,317
Total Long-Term Liabilities	678,500	651,719
Total Liabilities	933,300	965,860
Commitments and Contingencies (Note (17))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	144,164	66,529
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders’ Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 99,505,456 Shares Issued	550,903	532,413
Additional Paid-In Capital from Treasury Stock Transactions	8,262	0
Retained Earnings	1,668,693	1,531,076
Treasury Stock, at Cost, 24,596,462 and 23,118,490 Shares Class B Common Stock, respectively	(973,836)	(873,214)
Accumulated Other Comprehensive Income (Loss), net of tax	(1,521)	6,484
Total Permanent Equity	1,252,690	1,196,948
Total Liabilities, Temporary Equity and Permanent Equity	$2,330,154	$2,229,337
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue
Investment Advisory Fees, net—Affiliates	$267,936	$225,347	$520,340	$448,720
Investment Advisory Fees, net—Other	69,785	62,088	136,789	126,175
Administrative Service Fees, net—Affiliates	110,117	101,657	220,402	202,766
Other Service Fees, net—Affiliates	46,201	30,442	90,989	61,309
Other Service Fees, net—Other	8,737	5,310	13,213	9,414
Total Revenue	502,776	424,844	981,733	848,384
Operating Expenses
Compensation and Related	161,528	144,872	315,647	288,143
Distribution	121,766	99,399	247,510	198,484
Systems and Communications	25,950	23,481	52,413	47,707
Professional Service Fees	25,610	18,628	46,946	37,176
Office and Occupancy	9,836	9,910	19,898	19,862
Advertising and Promotional	7,329	6,146	11,427	10,722
Travel and Related	4,558	4,117	8,408	7,670
Intangible Asset Related	6,384	3,503	9,805	6,699
Other	6,934	(2,296)	10,467	(16,935)
Total Operating Expenses	369,895	307,760	722,521	599,528
Operating Income	132,881	117,084	259,212	248,856
Nonoperating Income (Expenses)
Investment Income, net	3,725	5,734	9,965	12,247
Gain (Loss) on Securities, net	10,605	11,213	11,019	12,175
Debt Expense	(3,159)	(3,170)	(6,344)	(6,349)
Other, net	(22)	(35)	(53)	(62)
Total Nonoperating Income (Expenses), net	11,149	13,742	14,587	18,011
Income Before Income Taxes	144,030	130,826	273,799	266,867
Income Tax Provision	37,216	34,135	71,039	66,300
Net Income Including the Noncontrolling Interests in Subsidiaries	106,814	96,691	202,760	200,567
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	2,496	5,691	2,064	8,433
Net Income	$104,318	$91,000	$200,696	$192,134
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic and Diluted	$1.38	$1.16	$2.65	$2.40
Cash Dividends Per Share	$0.38	$0.34	$0.72	$0.65
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Income Including the Noncontrolling Interests in Subsidiaries	$106,814	$96,691	$202,760	$200,567

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	897	32,582	(8,005)	47,749
Temporary Equity
Foreign Currency Translation Gain (Loss)	(601)	2,090	(1,451)	3,156
Other Comprehensive Income (Loss), net of tax	296	34,672	(9,456)	50,905
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	107,110	131,363	193,304	251,472
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests in Subsidiaries	1,895	7,781	613	11,589
Comprehensive Income Attributable to Federated Hermes, Inc.	$105,215	$123,582	$192,691	$239,883
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital from Treasury Stock Transactions	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2025	$532,602	$0	$1,531,076	$(873,214)	$6,484	$1,196,948	$66,529
Net Income (Loss)	0	0	96,378	0	0	96,378	(432)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(8,902)	(8,902)	(850)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	1,461
Consolidation (Deconsolidation)	0	0	0	0	0	0	(132)
Stock Award Activity	12,272	0	(10,138)	10,152	0	12,286	0
Dividends Declared	0	0	(25,947)	0	0	(25,947)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(8,056)
Purchase of Treasury Stock	0	0	0	(66,443)	0	(66,443)	0
Balance at March 31, 2026	$544,874	$0	$1,591,369	$(929,505)	$(2,418)	$1,204,320	$58,520
Net Income (Loss)	0	0	104,318	0	0	104,318	2,496
Other Comprehensive Income (Loss), net of tax	0	0	0	0	897	897	(601)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	21,370
Stock Award Activity	6,218	(2,107)	0	2,397	0	6,508	0
Dividends Declared	0	0	(28,759)	0	0	(28,759)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(5,825)
Business Acquisition	0	10,369	1,765	12,753	0	24,887	68,204
Purchase of Treasury Stock	0	0	0	(59,481)	0	(59,481)	0
Balance at June 30, 2026	$551,092	$8,262	$1,668,693	$(973,836)	$(1,521)	$1,252,690	$144,164

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

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2026	2025
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$202,760	$200,567
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Depreciation and Amortization	13,291	11,053
Share-Based Compensation Expense	18,518	17,509
(Gain) Loss on Disposal of Assets	(3,703)	(3,232)
Provision (Benefit) for Deferred Income Taxes	(552)	(849)
Net Unrealized (Gain) Loss on Investments	(7,316)	(8,943)
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(31,773)	(83,444)
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	(5,278)	(5,507)
(Increase) Decrease in Prepaid Expenses and Other Assets	(4,132)	(3,748)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(68,608)	(79,061)
Increase (Decrease) in Other Liabilities	(3,480)	(11,259)
Net Cash Provided (Used) by Operating Activities	109,727	33,086
Investing Activities
Purchases of Investments—Affiliates and Other	(7,567)	(2,738)
Cash Paid for Business Acquisitions, Net of Cash Acquired	(213,025)	(12,755)
Proceeds from Redemptions of Investments—Affiliates and Other	11,535	5,735
Cash Paid for Property and Equipment	(6,039)	(1,758)
Other Investing Activities	0	(6,028)
Net Cash Provided (Used) by Investing Activities	(215,096)	(17,544)
Financing Activities
Dividends Paid	(54,735)	(52,151)
Purchases of Treasury Stock	(128,733)	(185,655)
Distributions to Noncontrolling Interests in Subsidiaries	(13,881)	(21,903)
Contributions from Noncontrolling Interests in Subsidiaries	22,831	90,440
Other Financing Activities	305	8
Net Cash Provided (Used) by Financing Activities	(174,213)	(169,261)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(2,513)	17,622
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(282,095)	(136,097)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	584,381	507,567
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	302,286	371,470
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	559	483
Cash and Cash Equivalents	$301,727	$370,987
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
FCP Acquisition
On April 9, 2026, Federated Hermes completed the acquisition of an 80% interest in FCP Fund Manager, L.P. (FCP), a U.S.-based real estate investment manager. The transaction included $216.0 million in cash consideration and Federated Hermes Class B common stock with a fair value of $23.1 million that was issued at closing to the selling parties, as well as opportunities for the selling parties to earn contingent consideration of up to an aggregate of $82.0 million over multiple year periods, based on achieving certain financial thresholds. This transaction aligns with Federated Hermes’ strategy to expand its private markets and alternatives capabilities in the U.S.
Beginning after the fifth anniversary of the closing, Federated Hermes will have certain call option rights to require the selling parties to sell their interests in FCP to Federated Hermes, and the selling parties will have certain put option rights to require Federated Hermes to acquire their interests in FCP. Federated Hermes has determined that the selling parties’ remaining 20% interest is temporary equity due to it being redeemable at the option of either Federated Hermes or the selling parties, and therefore is not entirely in Federated Hermes control.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated Hermes has expensed $16.0 million in transaction costs directly attributable to the FCP acquisition. Of this amount, $6.2 million and $3.3 million was expensed in 2026 and 2025, respectively, primarily recorded in Professional Service Fees and $6.5 million was expensed in 2026 in Compensation and Related expense on the Consolidated Statements of Income.
Federated Hermes performed a valuation of the fair value of the FCP acquisition. Due to the timing of the acquisition and status of the valuation work, the purchase price allocation for all assets and liabilities acquired is preliminary. Although preliminary results of the valuation are reflected in the Consolidated Financial Statements as of June 30, 2026 and for the three and six months then ended, the final purchase price allocation may reflect adjustments to this preliminary valuation and such adjustments may be material.
The following table summarizes the preliminary purchase price allocation determined as of the acquisition date:

(in millions)
Cash and Cash Equivalents	$3.0
Goodwill[1]	231.7
Intangible Assets[2]	102.8
Other Assets	17.4
Less: Liabilities Assumed	(13.9)
Less: Fair Value of Redeemable Noncontrolling Interest in Subsidiary[3]	(68.2)
Total Purchase Price Consideration	$272.8
1    The goodwill recognized is attributable to revenue and growth opportunities from real estate funds and the assembled workforce of the FCP business and is deductible for tax purposes.
2    Intangible Assets are made up of a trade name, customer contracts and institutional investor relationships and are recorded in Intangible Assets, net on the Consolidated Balance Sheets.
3    The fair value of the noncontrolling interest was determined utilizing the market approach and consideration of the overall business enterprise value.
(5) Revenue from Contracts with Customers
The following table presents Federated Hermes’ revenue disaggregated by asset class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Money market	$252,636	$226,000	$509,820	$449,346
Equity	152,989	118,999	296,632	236,902
Fixed-income	49,035	48,286	97,721	97,720
Other	48,116	31,559	77,560	64,416
Total Revenue	$502,776	$424,844	$981,733	$848,384
The following table presents Federated Hermes’ revenue disaggregated by performance obligation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Investment Advisory	$337,721	$287,435	$657,129	$574,895
Administrative Services	110,117	101,657	220,402	202,766
Distribution	39,013	28,322	81,785	57,087
Other	15,925	7,430	22,417	13,636
Total Revenue	$502,776	$424,844	$981,733	$848,384
For the three- and six-month periods ended June 30, 2026, Federated Hermes recorded performance fees, including carried interest, of $1.4 million and $1.8 million, respectively, which were recorded at a point in time and included in the investment advisory performance obligation. For the three- and six-month periods ended June 30, 2025, Federated Hermes recorded performance fees, including carried interest, of $1.4 million and $7.3 million, respectively, which were recorded at a point in time and included in the investment advisory performance obligation.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents Federated Hermes’ revenue disaggregated by offering type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Federated Hermes Funds	$424,253	$357,446	$831,731	$712,795
Separate Accounts	69,786	62,088	136,789	126,175
Other	8,737	5,310	13,213	9,414
Total Revenue	$502,776	$424,844	$981,733	$848,384
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of certain services, primarily stewardship services, real estate development performance obligations and renewable energy project development obligations at June 30, 2026. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to 12 months. Based on existing contracts and the applicable foreign exchange rates as of June 30, 2026, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2026	$6,576
2027	3,947
2028	1,024
2029 and Thereafter	859
Total Remaining Unsatisfied Performance Obligations	$12,406
(6) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes’ significant revenue concentration by asset class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Money Market Assets	50%	53%	52%	53%
Equity Assets	30%	28%	30%	28%
Fixed-Income Assets	10%	12%	10%	12%
(b) Revenue Concentration by Investment Offering
The following table presents Federated Hermes’ revenue concentration by investment offering:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Federated Hermes Government Obligations Fund	16%	15%	17%	15%
Federated Hermes Prime Cash Obligations Fund	10%	11%	11%	11%
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(c) Revenue Concentration by Intermediary
Approximately 10% of Federated Hermes’ total revenue for the three- and six-month periods ended June 30, 2026 and 9% for the three- and six-month periods ended June 30, 2025, was derived from services provided to one intermediary, Edward Jones. Significant negative changes in Federated Hermes’ relationship with this intermediary can have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
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
In the ordinary course of business, Federated Hermes can implement fee waivers, rebates or expense reimbursements for various Federated Hermes Funds for competitive reasons (such as waivers to maintain the yields of certain money market funds at or above zero (Voluntary Yield-related Fee Waivers) or to maintain certain fund expense ratios), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three and six months ended June 30, 2026, Fee Waivers totaled $110.2 million and $220.3 million, respectively, of which $82.1 million and $165.9 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. For the three and six months ended June 30, 2025, Fee Waivers totaled $105.7 million and $211.2 million, respectively, of which $78.2 million and $157.4 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business could make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of money market Federated Hermes Funds. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund’s net asset value (NAV), increase the market-based NAV per share of the fund’s portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no such contributions for the six months ended June 30, 2026 and 2025.
In accordance with Federated Hermes’ consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of June 30, 2026 and December 31, 2025.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Consolidated Variable Interest Entities
As of the periods ended June 30, 2026 and December 31, 2025, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes’ net interest in the consolidated VIEs for each period presented:

(in millions)	June 30, 2026	December 31, 2025
Cash and Cash Equivalents	$7.5	$7.4
Investments—Consolidated Investment Companies	84.6	81.0
Receivables—Affiliates	0.8	0.1
Other Current Assets	1.0	0.5
Other Long-Term Assets	24.4	22.7
Less: Liabilities	(17.9)	(13.1)
Less: Redeemable Noncontrolling Interests in Subsidiaries	(53.8)	(44.0)
Federated Hermes’ Net Interest in VIEs	$46.6	$54.6
Federated Hermes’ net interest in the consolidated VIEs represents the value of Federated Hermes’ economic ownership interest in those VIEs. During the six months ended June 30, 2026, Federated Hermes consolidated one additional VIE. There was no material impact to the Consolidated Statements of Income as a result of this consolidation. There were no other new consolidations or deconsolidations during the six months ended June 30, 2026.
As of the periods ended June 30, 2026 and December 31, 2025, a Federated Hermes consolidated VIE held foreign currency forwards, which are subject to a master netting agreement, entered into as part of the consolidated VIE’s strategy. These foreign currency forwards had asset balances of $9.5 million and $11.9 million, recorded net of liability balances of $9.4 million and $11.9 million, respectively, in Other Current Assets and Other Current Liabilities on the Consolidated Balance Sheets.
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
Federated Hermes’ maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $15.4 million and $156.8 million (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) at June 30, 2026 and December 31, 2025, respectively, and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $0.7 billion and $12.3 billion at June 30, 2026 and December 31, 2025, respectively. Of the Receivables—Affiliates at June 30, 2026 and December 31, 2025, $0.5 million and $2.0 million, respectively, was related to non-consolidated VIEs and represented Federated Hermes’ maximum risk of loss from non-consolidated VIE receivables.
(8) Investments
At June 30, 2026 and December 31, 2025, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $53.5 million and $50.1 million, respectively, primarily in mutual funds which represent equity investments for Federated Hermes, and held investments in Separate Accounts of $6.6 million and $6.2 million at June 30, 2026 and December 31, 2025, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes’ investments held in Separate Accounts as of June 30, 2026 and December 31, 2025 were primarily composed of stocks of large domestic and foreign companies of $4.3 million and $3.9 million, respectively, and domestic debt securities of $1.7 million at both June 30, 2026 and December 31, 2025.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The investments held by consolidated Federated Hermes Funds as of June 30, 2026 and December 31, 2025, were composed of foreign and domestic debt securities ($96.2 million and $73.4 million, respectively), stocks of large foreign and domestic companies ($13.2 million and $7.6 million, respectively), stocks of small and mid-sized domestic and foreign companies ($5.4 million and $4.5 million, respectively) and mutual funds ($4.1 million as of June 30, 2026).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes’ investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$2,514	$6,380	$2,227	$6,753
Net Realized Gains (Losses)[1]	606	1,445	910	1,951
Net Gains (Losses) on Investments—Consolidated Investment Companies	3,120	7,825	3,137	8,704
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	6,663	3,131	5,089	2,190
Net Realized Gains (Losses)[1]	822	257	2,793	1,281
Net Gains (Losses) on Investments—Affiliates and Other	7,485	3,388	7,882	3,471
Gain (Loss) on Securities, net	$10,605	$11,213	$11,019	$12,175
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes’ financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2026
Financial Assets
Cash and Cash Equivalents	$301,727	$0	$0	$301,727
Investments—Consolidated Investment Companies	22,060	96,823	0	118,883
Investments—Affiliates and Other	57,723	2,361	16	60,100
Other[1]	10,688	0	0	10,688
Total Financial Assets	$392,198	$99,184	$16	$491,398

Total Financial Liabilities[2]	$0	$0	$39,163	$39,163

December 31, 2025
Financial Assets
Cash and Cash Equivalents	$582,542	$0	$0	$582,542
Investments—Consolidated Investment Companies	11,432	74,069	0	85,501
Investments—Affiliates and Other	53,872	2,364	18	56,254
Other[1]	11,966	0	0	11,966
Total Financial Assets	$659,812	$76,433	$18	$736,263

Total Financial Liabilities	$0	$44	$0	$44
1    Amounts primarily consist of deposits.
2    Amounts primarily consist of acquisition-related future contingent consideration.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at June 30, 2026 or December 31, 2025.
Cash and Cash Equivalents
Cash and Cash Equivalents include investments in money market funds and deposits with banks. Investments in money market funds totaled $263.2 million and $545.4 million at June 30, 2026 and December 31, 2025, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Acquisition-related future contingent consideration liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes can be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of June 30, 2026, acquisition-related future consideration liabilities of $39.2 million were primarily related to the FCP acquisition and was recorded in Other Long-Term Liabilities on the Consolidated Balance Sheets. Management estimated the fair value of future consideration payments related to the FCP acquisition using the Monte Carlo simulation valuation methodology with unobservable data inputs (Level 3) including revenue and fundraising forecasts, a revenue risk premium of 3.3% and revenue volatility of 17.0%. The fair value of all other future consideration payments was estimated based primarily upon expected future cash flows using an income approach valuation methodology with unobservable market data inputs (Level 3).
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes’ liability for future consideration payments related to these business combinations:

(in thousands)
Balance at December 31, 2025	$0
Acquisition	38,419
Changes in Fair Value	744
Balance at June 30, 2026	$39,163
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. As of June 30, 2026 and December 31, 2025, these investments totaled $22.4 million and $22.0 million, respectively, and were recorded in Other Long-Term Assets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2026 and December 31, 2025.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes’ debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.
(10) Intangible Assets, including Goodwill
Intangible Assets, net at June 30, 2026 increased $90.3 million from December 31, 2025 primarily due to intangible assets recorded in connection with the FCP acquisition ($102.8 million), partially offset by a decrease due to amortization expense ($9.8 million).
Goodwill at June 30, 2026 increased $229.0 million from December 31, 2025 primarily due to $231.7 million of goodwill recorded in connection with the FCP acquisition.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(11) Debt
Unsecured Senior Notes
On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350 million ($350 million Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. The Note Purchase Agreement is recorded, net of unamortized issuance costs, in Long-Term Debt on the Consolidated Balance Sheets and was $348.5 million and $348.4 million at June 30, 2026 and December 31, 2025, respectively.
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
The Note Purchase Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the six-month period ended June 30, 2026. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
Revolving Credit Facility
On May 1, 2026, Federated Hermes entered into an unsecured Fifth Amended and Restated Credit Agreement by and among Federated Hermes, certain of its subsidiaries as guarantors party thereto, a syndicate of nine banks as Lenders party thereto, PNC Bank, National Association as administrative agent, PNC Capital Markets LLC as sole bookrunner and joint lead arranger, Citigroup Global Markets, Inc. as joint lead arranger, Citibank, N.A. as syndication agent, and State Street Bank and Trust Company, The Huntington National Bank and The Toronto-Dominion Bank, New York Branch, as documentation agents (Credit Agreement). The Credit Agreement amended and restated Federated Hermes’ Fourth Amended and Restated Credit Agreement, which was entered into on July 30, 2021. The Credit Agreement consists of a $350 million revolving credit facility with an additional $225 million available via an optional increase (or accordion) feature. Borrowings under the Credit Agreement may be used for general corporate purposes including, without limitation, stock repurchases, dividend payments (including any special dividend payments), and acquisitions.
As of June 30, 2026, the interest on borrowings from the revolving credit facility is calculated at either a term Secured Overnight Financing Rate (SOFR) or a base rate, in each case plus a margin based on applicable debt ratings (i.e., rating of Federated Hermes’ senior unsecured long-term debt or long-term counterparty credit by Moody’s Investor Service, Inc., Standard & Poor’s Ratings Services, or Fitch Ratings Inc.). The borrowings under the revolving credit facility may include up to $50 million for which interest is calculated at the daily SOFR plus a spread unless a base rate option is elected (Swing Line).
The Credit Agreement, which expires on May 1, 2031, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, can elect to make discretionary principal payments. There was no activity on the Credit Agreement during the six months ended June 30, 2026.
As of June 30, 2026 and December 31, 2025, there were no outstanding borrowings under the revolving credit facility. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender’s commitment. As of June 30, 2026, Federated Hermes has $350 million available for borrowings under the revolving credit facility and an additional $225 million available via its optional accordion feature.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all covenants at and during the six months ended June 30, 2026. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
The Credit Agreement also has certain stated events of default and cross default provisions which would permit the lenders/counterparties to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. The Credit Agreement also requires certain subsidiaries to enter into a Fourth Amended and Restated Continuing Agreement of Guaranty and Suretyship to guarantee payment of all obligations incurred through the Credit Agreement.
(12) Share-Based Compensation
During the six months ended June 30, 2026, Federated Hermes awarded 318,347 shares of restricted Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period. Federated Hermes also awarded 82,000 shares of restricted Class B common stock under this same plan that generally vest over a ten-year period. Federated Hermes awarded 20,636 shares of restricted Class B common stock under the Federated Hermes U.K. Sub-Plan that generally vest over a five-year period.
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
(13) Equity
In October 2024, the board of directors authorized a share repurchase program with no stated expiration date that allowed the repurchase of up to 5.0 million shares of Class B common stock. This program was fulfilled in December 2025. In July 2025, the board of directors authorized an additional share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of June 30, 2026. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless the board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the six months ended June 30, 2026, Federated Hermes repurchased approximately 2.3 million shares of its Class B common stock for $124.9 million, nearly all of which were repurchased in the open market. At June 30, 2026, approximately 2.3 million shares remained available to be repurchased under this share repurchase program.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents the activity for the Class B common stock and Treasury stock for the three and six months ended June 30, 2026 and 2025. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Class B Shares
Beginning Balance	75,519,013	79,096,157	76,386,966	81,759,679
Stock Award Activity	103,636	9,700	426,983	403,720
Purchase of Treasury Stock	(1,119,805)	(1,547,182)	(2,311,105)	(4,604,724)
Business Acquisition	406,150	0	406,150	0
Ending Balance	74,908,994	77,558,675	74,908,994	77,558,675

Treasury Shares
Beginning Balance	23,986,443	20,409,299	23,118,490	17,745,777
Stock Award Activity	(103,636)	(9,700)	(426,983)	(403,720)
Purchase of Treasury Stock	1,119,805	1,547,182	2,311,105	4,604,724
Business Acquisition	(406,150)	0	(406,150)	0
Ending Balance	24,596,462	21,946,781	24,596,462	21,946,781
(14) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator
Net Income Attributable to Federated Hermes, Inc.	$104,318	$91,000	$200,696	$192,134
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(4,752)	(4,143)	(9,140)	(8,660)
Total Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted	$99,566	$86,857	$191,556	$183,474
Denominator
Basic Weighted-Average Federated Hermes Common Stock[2]	71,944	75,064	72,294	76,296
Dilutive Impact from Non-forfeitable Restricted Stock	3	8	3	4
Diluted Weighted-Average Federated Hermes Common Stock[2]	71,947	75,072	72,297	76,300
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted[2]	$1.38	$1.16	$2.65	$2.40
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(15) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2025	$6,484
Other Comprehensive Income (Loss)	(8,005)
Balance at June 30, 2026	$(1,521)

Balance at December 31, 2024	$(32,083)
Other Comprehensive Income (Loss)	47,749
Balance at June 30, 2025	$15,666
(16) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	Other Entities	Total
Balance at December 31, 2025	$36,633	$29,896	$66,529
Net Income (Loss)	345	(777)	(432)
Other Comprehensive Income (Loss), net of tax	(417)	(433)	(850)
Subscriptions—Redeemable Noncontrolling Interest Holders	1,410	51	1,461
Consolidation/(Deconsolidation)	0	(132)	(132)
Distributions to Noncontrolling Interests in Subsidiaries	(7,522)	(534)	(8,056)
Balance at March 31, 2026	$30,449	$28,071	$58,520
Net Income (Loss)	1,926	570	2,496
Other Comprehensive Income (Loss), net of tax	(652)	51	(601)
Subscriptions—Redeemable Noncontrolling Interest Holders	21,149	221	21,370
Distributions to Noncontrolling Interests in Subsidiaries	(5,776)	(49)	(5,825)
Business Acquisition	0	68,204	68,204
Balance at June 30, 2026	$47,096	$97,068	$144,164

(in thousands)	Consolidated Investment Companies	Other Entities	Total
Balance at December 31, 2024	$45,085	$10,429	$55,514
Net Income (Loss)	2,690	52	2,742
Other Comprehensive Income (Loss), net of tax	903	163	1,066
Subscriptions—Redeemable Noncontrolling Interest Holders	16,107	128	16,235
Distributions to Noncontrolling Interests in Subsidiaries	(7,023)	(1,344)	(8,367)
Balance at March 31, 2025	$57,762	$9,428	$67,190
Net Income (Loss)	6,785	(1,094)	5,691
Other Comprehensive Income (Loss), net of tax	1,854	236	2,090
Subscriptions—Redeemable Noncontrolling Interest Holders	73,940	265	74,205
Distributions to Noncontrolling Interests in Subsidiaries	(12,629)	(907)	(13,536)
Business Acquisition	0	27,353	27,353
Balance at June 30, 2025	$127,712	$35,281	$162,993

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
In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes’ right to challenge the claim. Further, Federated Hermes’ obligations under these agreements can be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes’ obligations and the unique facts and circumstances involved in each particular agreement. As of June 30, 2026, management does not believe that a material loss related to any of these matters is reasonably possible.
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
HGPE sponsors and serves as investment manager to the Hermes Infrastructure Fund II (the Fund). General Partner serves as the general partner of the Fund. In 2019, the Fund made an approximately £90 million initial (approximately £104 million in total) investment in a group of companies holding a portfolio of five onshore wind farms in Sweden known as the “Ventus Portfolio.” According to Plaintiff’s Particulars of Claim, Plaintiff is asserting derivative claims on behalf of the Fund’s General Partner against HGPE for professional negligence and breach of the Fund’s limited partnership agreement in connection with the Fund’s investment in the Ventus Portfolio, which declined in value since 2019. According to Plaintiff’s Particulars of Claim, Plaintiff also is asserting direct claims against General Partner for breach of duty under the Fund’s limited partnership agreement in failing to oversee and hold HGPE to the terms of its appointment as manager of the Fund in connection with the Fund’s investment in the Ventus Portfolio. The Plaintiff alleges that HGPE was negligent in making the 2019 investment in the Ventus Portfolio. The Plaintiff’s derivative claim, which is based on the Fund’s entire investment in the Ventus Portfolio, seeks approximately £87 million of the alleged diminished value of the Ventus Portfolio (approximately $115 million as of June 30, 2026) and other unquantified damages. The Plaintiff’s direct claims against General Partner based on the size of its individual investment in the Fund seek approximately 38.1% of the approximately £87 million of the alleged diminished value of the Ventus Portfolio (approximately $44 million as of June 30, 2026).
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

In addition, like other companies, Federated Hermes has other claims asserted and threatened against it in the ordinary course of business. As of June 30, 2026, Federated Hermes does not believe that a material loss related to any of these claims is reasonably possible.
(d) Other
During the first quarter of 2023, an administrative error was identified related to a failure to register certain shares of a Federated Hermes closed-end tender fund. Federated Hermes has incurred costs totaling $23.4 million as of June 30, 2026 related to correcting this issue, of which $17.9 million represents a settlement with affected shareholders that was paid during the second quarter of 2023. Management believes an insurance reimbursement of $15.9 million is probable based on the contractual terms of the insurance policies. Accordingly, $15.9 million has been recorded to Receivables, net at June 30, 2026. The insurance claim is now the subject of litigation with two of Federated Hermes’ insurance carriers. Changes to these estimates, which are contingent upon resolution of the insurance claim with the applicable insurers, can be materially different from the amount Federated Hermes has recorded.
(18) Income Taxes
The income tax provision was $37.2 million for the three-month period ended June 30, 2026, as compared to $34.1 million for the same period in 2025. The increase in the income tax provision was primarily due to increased U.S. pre-tax income in 2026. The effective tax rate was 25.8% for the three-month period ended June 30, 2026, as compared to 26.1% for the same period in 2025. The decrease in the effective tax rate was primarily due to a valuation allowance on foreign deferred tax assets and lower foreign losses in the three-month period ended June 30, 2026 as compared to the same period in 2025.
The income tax provision was $71.0 million for the six-month period ended June 30, 2026, as compared to $66.3 million for the same period in 2025. The increase in the income tax provision was primarily due to increased U.S. pre-tax income in 2026. The effective tax rate was 25.9% for the six-month period ended June 30, 2026, as compared to 24.8% for the same period in 2025. The increase in the effective tax rate was primarily due to a valuation allowance on foreign deferred tax assets and increased foreign losses in the six months ended June 30, 2026 as compared to the same period in 2025.
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
Federated Hermes’ revenue from U.S. and non-U.S. operations were as follows for each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Domestic	$441,345	$370,429	$864,358	$736,231
Foreign[1]	61,431	54,415	117,375	112,153
Total Revenue	$502,776	$424,844	$981,733	$848,384
1    This represents revenue earned by non-U.S. domiciled subsidiaries, primarily in the U.K.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated Hermes’ Right-of-Use Assets, net and Property and Equipment, net for U.S. and non-U.S. operations were as follows:

(in thousands)	June 30, 2026	December 31, 2025
U.S.	$89,296	$89,664
Non-U.S.[1]	27,626	30,967
Total Right-of-Use Assets, net and Property and Equipment, net[1]	$116,922	$120,631
1    This represents net assets of non-U.S. domiciled subsidiaries, primarily in the U.K.
(20) Subsequent Events
On July 30, 2026, the board of directors declared a $0.38 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of August 7, 2026 to be paid on August 14, 2026.

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
General
Federated Hermes is a global leader in active investing with $911.6 billion in managed assets as of June 30, 2026. The majority of Federated Hermes’ revenue is derived from advising Federated Hermes Funds and Separate Accounts in domestic and international public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship, real estate development and renewable energy project development services.
Investment advisory fees, administrative service fees and certain fees for other services, such as distribution and shareholder service fees, are contract-based and are generally calculated as a percentage of the average net assets of managed investment portfolios. Federated Hermes’ revenue is primarily dependent upon factors that affect the value of managed/serviced assets, including market conditions and the ability to attract and retain assets. Generally, managed assets in Federated Hermes’ public market investment products and strategies (together with other offered services, as applicable, offerings) can be redeemed or withdrawn at any time with no advance notice requirement, while managed assets in Federated Hermes’ private market investment offerings are subject to restrictions on withdrawals. Fee rates for Federated Hermes’ services generally vary by asset and service type and can vary based on changes in asset levels. Generally, advisory fees charged for services provided to multi-asset and equity offerings are higher than advisory fees charged to alternative/private markets and fixed-income offerings, which in turn are higher than advisory fees charged to money market offerings. Likewise, Federated Hermes Funds typically have higher advisory fees than Separate Accounts. Similarly, revenue is also dependent upon the relative composition of average AUM across both asset and offering types. Federated Hermes can implement Fee Waivers such as Voluntary Yield-related Fee Waivers, to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements. Since Federated Hermes’ public market offerings are largely distributed and serviced through financial intermediary customers, Federated Hermes makes payments, out of its reasonable profits and other resources, to the financial intermediary customers that sell these offerings. These payments are generally calculated as a percentage of net assets attributable to the applicable financial intermediary and represent the vast majority of Distribution expense on the Consolidated Statements of Income. Certain components of Distribution expense can vary depending upon the asset type, distribution channel and/or the size of the customer relationship. Federated Hermes generally pays out a larger portion of the revenue earned from managed assets in money market and multi-asset funds than the revenue earned from managed assets in fixed-income, equity and alternative/private markets funds.
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
Current Regulatory Developments
The business and regulatory environment in which Federated Hermes operates globally remains complex, uncertain and subject to change. Federated Hermes and its investment management business are subject to extensive regulation, both within and outside of the U.S., including various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on its business, and add complexity to its global compliance operations. For example, Federated Hermes and its offerings are subject to various: (1) federal securities laws, such as the Securities Act of 1933 (1933 Act), the Securities Exchange Act of 1934 (Exchange Act), the Investment Company Act of 1940 (1940 Act), and the Investment Advisers Act of 1940 (Advisers Act); (2) state laws regarding fraud and registration; and (3) regulations or other rules promulgated by various regulatory authorities, or other authorities. These regulatory requirements, and other regulatory developments, continue to impact the investment management industry generally and will continue to impact, to various degrees, Federated Hermes’ business, results of operations, financial condition, cash flows and stock price (collectively, Financial Condition).
Please see Federated Hermes’ prior public filings, including the discussions under Part I, Item 2 – Management’s Discussion and Analysis – Business Developments – Current Regulatory Developments, in Federated Hermes’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (First Quarter 2026 Form 10-Q), and Part I, Item 1 – Business – Regulatory Matters, in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report), for an overview of Federated Hermes’ regulatory environment and related regulatory developments and requirements for periods prior to March 31, 2026 and December 31, 2025, respectively.
Regulatory Developments – Domestic
The primary regulator in the U.S. for Federated Hermes and its offerings is the SEC. U.S. regulatory matters addressed in Federated Hermes’ 2025 Annual Report and First Quarter 2026 Form 10-Q included, among others: (1) the regulatory impact resulting from the current Presidential administration, which has fundamentally redirected the SEC away from expansive regulation and aggressive enforcement to emphasizing deregulation, capital formation and “back-to-basics” investor protection; (2) SEC enforcement trends and examination priorities; (3) the Financial Stability Oversight Council’s (FSOC) priorities for 2026, which are primarily focused on deregulation and promoting economic growth; (4) the Financial Industry Regulatory Authority’s (FINRA) regulatory operations programs, including FINRA’s key areas of focus for 2026; (5) SEC proposed amendments to Form N-PORT and the Names Rule compliance dates; (6) scrutiny of governance, environmental and social initiatives, including state laws governing proxy advisory services; (7) the FSOC’s proposed interpretive guidance on systemically important financial institution (SIFI) designations; (8) the Department of Labor’s (DOL) proposed rules establishing a safe harbor framework that would allow for the inclusion of alternative assets, such as private market investments, in 401(k) plans; (9) the SEC’s enforcement results for its 2025 fiscal year; and (10) certain other specific regulatory developments involving the SEC, the DOL, and other regulators.
Key regulatory developments and requirements in the U.S. since March 31, 2026, that can significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following. Unless otherwise noted, Federated Hermes is evaluating the impact of the matters described on its business and offerings.
Electronic Delivery Rule Proposal. On July 16, 2026, the SEC proposed Regulation E-Delivery, a new rule that would: (1) expand the ability of issuers, market intermediaries, and others to use electronic delivery to satisfy requirements to deliver required regulatory information under the federal securities laws; (2) provide requirements and conditions for delivering regulatory information electronically to investors and others without first obtaining their affirmative consent; and (3) generally supersede the SEC’s decades-old, guidance-based e-delivery approach, which the SEC traces to a 1995 interpretive release. Under the proposal, investors would retain the ability to request paper delivery, and, if a recipient requests a paper copy of information during a specified period, it is required to be retained under the federal securities laws and an issuer would generally have to send a paper copy, free of charge, within three business days of the request. To facilitate this new e-delivery approach, the SEC also proposed to: (1) rescind 1940 Act Rule 30e-3, (which provides alternative means for registered investment companies to satisfy shareholder report transmission requirements); and (2) amend current rules addressing the dissemination of proxy materials and tender offer materials. The proposal is intended to modernize the delivery-method

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
rulebook applicable across the SEC’s regulated entities, without altering the content or format requirements for existing disclosures. The public comment period for this proposal will end on September 21, 2026.
SEC Publishes Agency Rule List – 2026 (2026 Reg. Flex Agenda). On July 3, 2026, the SEC released its 2026 Reg. Flex Agenda, which was originally produced on May 14, 2026, and included two pre-rule items, 36 proposed rule items, and no final rule items. In a July 7, 2026 statement regarding the 2026 Reg. Flex Agenda, the SEC Chairperson stressed that the SEC recognizes: (1) the importance of advancing the regulatory framework to reflect today’s operating environment by embracing innovation and technology; (2) the importance of reversing the decline of public companies and revitalizing public markets; and (3) the need to ensure a regulatory framework for private markets that is transparent and accessible while remaining safeguarded. Each item from the SEC’s Division of Investment Management is designated as “deregulatory,” reflecting the SEC Chairperson’s strategy for advancing regulatory frameworks into the modern era, clarifying jurisdictional lines, and transforming SEC rules by returning them to first principles. In addition to the electronic delivery rule proposal discussed above, the 2026 Reg. Flex Agenda includes a number of items relating to registered investment advisors and funds, including, among others: (1) proposed amendments to Advisers Act Rule 206(4)-5 (the Pay to Play Rule); (2) Advisers Act recordkeeping modernization; (3) Advisers Act and 1940 Act custody rule amendments, including proposals for crypto-assets; (4) proposed rules to facilitate retail and registered fund access to private markets; (5) 1940 Act Rule 17a-7 amendments to restore fixed income cross-trading; (6) a proposed exemptive rule to permit funds to use an affiliated securities lending agent that can be compensated via a share of securities lending revenue, subject to certain conditions; and (7) various proxy rule amendments. The 2026 Reg. Flex Agenda no longer includes a proposal for a registered investment advisor and exempt reporting advisor customer identification program.
SEC Chairperson Announces Comprehensive Review of SEC Enforcement Processes. On July 1, 2026, the SEC Chairperson announced that the SEC will conduct a sweeping review of its enforcement processes, describing the review as only the second such comprehensive evaluation in the SEC’s history. Speaking at the Economic Club of New York, the SEC Chairperson stated that the SEC has “ended the regulation by enforcement approach of the past and recentered [its] enforcement program on the SEC’s core mission by prioritizing cases that provide meaningful investor protection and strengthen market integrity.” The announcement follows a period of significant change at the SEC’s Division of Enforcement, including the appointment of David Woodcock as Enforcement Director on May 4, 2026, who has emphasized a shift away from case volume in favor of prioritizing quality and “back-to-basics” principles. Effective May 21, 2026, the SEC also rescinded a long-standing (since 1972) policy codified in its rules of informal procedure that provided that, when the SEC chose to settle an enforcement action in which a sanction was imposed, the SEC would not settle unless the defendant or respondent also agreed not to publicly deny the allegations in the complaint or administrative order. The SEC Chairperson also previously articulated a four-year strategic blueprint highlighting his intentions to shift regulatory practices and enforcement and improve operational efficiency, with the SEC’s Division of Enforcement focusing on fraud and manipulation. These developments are consistent with the broader deregulatory direction of the current Presidential administration discussed in Federated Hermes’ prior public filings.
DOL Submits Proposed Rule on Prudence and Loyalty in Plan Investments and Shareholder Rights. On June 30, 2026, the DOL submitted a proposed rule titled “Prudence and Loyalty in Selecting Plan Investments and Exercising Shareholder Rights” to the Office of Management and Budget (OMB) for review under the regulatory review process. While the title of the proposed rule does not use the term “ESG,” the rulemaking is expected to address the permissible factors that Employee Retirement Income Security Act (ERISA) plan fiduciaries may consider when making investment decisions or exercising proxy voting and other shareholder rights on behalf of retirement plans. The proposed rule follows the current administration’s broader efforts to revisit the prior administration’s 2022 rule, which facilitated the consideration of governance, environmental and social factors in ERISA-governed investment decisions, and is consistent with recent DOL enforcement signals and guidance - including Technical Release 2026-01 (discussed below) and Employee Benefits Security Administration (EBSA) head Daniel Aronowitz’s May 8, 2026 remarks (discussed below) - emphasizing that ERISA fiduciaries must act solely in the economic interest of plan participants and beneficiaries.
Supreme Court Rules That Section 47(b) of the Investment Company Act of 1940 Provides No Private Right of Action. On June 11, 2026, the U.S. Supreme Court held 6-3 in FS Credit Opportunities Corp. v. Saba Capital Master Fund, Ltd. that 1940 Act Section 47(b) does not create a private right of action for rescission of contracts that violate the 1940 Act. The Court held that Section 47(b)’s phrase “rescission at the instance of any party” does not imply that private parties may sue. The Court concluded that Section 47(b)’s provision is a “mandate directed to … courts” and does not confer a right to individuals. The Court’s decision reaffirms the SEC’s central role in enforcing - or exempting investment companies from - the 1940 Act and reduces the risk that private suits will undermine the SEC’s enforcement priorities. The decision is a setback for activist investors that are now foreclosed from suing for contract rescission under the 1940 Act to prevent exchange-listed closed-end funds and other issuers from adopting safeguards, like control share provisions, designed to protect the interests of long-term

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
shareholders. The Court’s decision reduces the exposure of registered investment companies and their advisors to private litigation alleging violations of the 1940 Act, though the full implications will depend on how lower courts apply the decision.
SEC Division of Examinations (DOE) Issues Risk Alert on Investment Adviser Conflicts of Interest. On June 9, 2026, the SEC’s DOE issued a Risk Alert describing observations related to SEC-registered investment advisors’ economic conflicts of interest. The Risk Alert, which echoes topics in the DOE’s 2026 Examination Priorities, emphasizes the fiduciary obligations of investment advisors to identify, disclose and manage economic conflicts of interest. The Risk Alert addresses five key areas of concern: (1) conflicts of interest associated with investment advisors’ cash management recommendations, including automatic sweeps of uninvested cash into interest-bearing accounts without enabling informed client consent and undisclosed revenue-sharing arrangements; (2) conflicts of interest associated with other revenue opportunities, including the selection of higher-cost mutual fund share classes when lower-cost share classes were available; (3) compensation-related misstatements or omissions in Form ADV brochures, including failures to disclose industry activities, affiliations and revenue-sharing arrangements; (4) advisory fee calculations that were inconsistent with agreements and disclosures, including charging for services not provided and failing to issue refunds upon early termination; and (5) compliance programs that did not fully address fee-related economic conflicts, including the lack of controls to ensure accurate billing. The SECs DOE noted that examination findings often resulted in investment advisors returning money owed to clients due to fee billing and calculation errors and encouraged investment advisors to routinely review and refine their billing policies, procedures, practices and conflict disclosures.
SEC Proposes to Rescind Climate-Related Disclosure Rules. On May 29, 2026, the SEC proposed to rescind, in their entirety, the climate-related disclosure rules that the SEC had adopted in March 2024 but stayed pending litigation in the U.S. Court of Appeals for the Eighth Circuit. The SEC stated that the 2024 rules exceeded the SEC’s statutory authority and, independently, reflected unsound policy because they were inconsistent with a registrant-specific, materiality-based approach to disclosure. If adopted, the proposed rescission would eliminate the 2024 rules’ specific line-item climate disclosure requirements, (covering climate-related risks, governance, targets and certain greenhouse gas emissions) rather than replace them with an alternative climate-specific framework, reverting public companies to existing principles-based and materiality-based disclosure obligations regarding climate matters. The proposal does not affect separate, non-SEC climate-related disclosure obligations that may apply to public (and private) companies under California law (including SB 253 and SB 261, discussed below) or other state, federal or non-U.S. regimes. The public comment period on the proposed rescission ends on August 3, 2026 and, because a subsequent vote of the SEC’s Commissioners would be required, a final rule is not expected before late 2026 or early 2027.
SEC Proposes Sweeping Changes to Filer Status Framework and Executive Compensation Disclosure. On May 19, 2026, the SEC proposed a simplified two-classification system for public reporting companies, replacing the existing five filer categories with two: (1) non-accelerated filer (NAF); and (2) large-accelerated filer (LAF). Under this proposal, a public company will be categorized as an NAF unless it satisfies specified public float and time requirements (at least $2 billion and 60 consecutive months of Exchange Act reporting). The public float threshold would need to be satisfied for two consecutive fiscal years before transition to LAF status. Every company conducting an initial public offering, regardless of public float, will benefit from a minimum five-year on-ramp as an NAF. While Federated Hermes would not benefit from the proposal because it would continue to qualify as a LAF, if final rules are adopted as proposed, NAFs’ compensation disclosure obligations will be significantly reduced. NAFs would be required to provide compensation disclosure for only three (rather than five) executive officers, a summary compensation table for up to two (rather than three) fiscal years, an outstanding equity awards table and a director compensation table. The proposal would eliminate for NAFs the Compensation Discussion and Analysis (CD&A), the grants of plan-based awards table, the option exercises and stock vested table, pension benefits and non-qualified deferred compensation tables, pay ratio and pay versus performance disclosures, say-on-pay advisory votes, golden parachute tables, the compensation committee report and compensation committee interlock disclosures. The proposal follows the SEC Chairperson’s January 2026 statement instructing the SEC’s Division of Corporation Finance to undertake a comprehensive review of Regulation S-K, as discussed in Federated Hermes’ First Quarter 2026 Form 10-Q. The public comment period for this proposal ended on July 20, 2026.
SEC Proposes Sweeping Reforms to the Registered Offering Process, Including for Closed-End Funds (CEFs) and Business Development Companies (BDCs). On May 19, 2026, the SEC proposed a broad package of rule and form amendments under the 1933 Act intended to modernize and expand issuer eligibility for shelf registration, well-known seasoned issuer (WKSI) benefits, and related communications safe harbors. As proposed, the amendments would extend enhanced registration and communication benefits - including short-form Form N-2 eligibility (without regard to the current $75 million public float requirement), automatic shelf registration for certain qualifying issuers, and an expanded Rule 139b research-report safe harbor without a minimum public float requirement - to BDCs and registered closed-end funds, including exchange-listed CEFs, that register securities on Form N-2. The public comment period for this proposal ended on July 27, 2026.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
DOL Signals Targeted Enforcement on ESG/DEI in 401(k)s. The DOL’s EBSA has signaled a more pointed enforcement approach toward retirement plan fiduciaries engaging in governance, environmental and social or diversity, equity and inclusion (DEI)-related investing. Speaking on May 8, 2026, EBSA head Daniel Aronowitz emphasized that the agency will prioritize action against “bad faith” actors who misappropriate plan assets or pursue “disloyal” objectives collateral to participant benefits, explicitly identifying governance, environmental and social and DEI motivations as potential red flags. The remarks build on recent agency guidance pivoting away from broad fiduciary-prudence inquiries and coincide with efforts to revisit prior administration rules that facilitated governance, environmental and social investment options in 401(k)s.
SEC Proposes Optional Semiannual Reporting for Public Companies. On May 5, 2026, the SEC proposed rule and form amendments that would give public companies the option of filing semiannual reports on a new Form 10-S in lieu of quarterly reports on Form 10-Q. Companies that elect semiannual reporting would file one semiannual report and one annual report each fiscal year instead of three quarterly reports and one annual report. The election would be made annually on the cover page of Form 10-K; companies that do not affirmatively elect would continue to file quarterly. Form 10-S would require the same disclosures as Form 10-Q - including reviewed financial statements, management’s discussion and analysis (MD&A), legal proceedings, risk factor updates and executive officer certifications - but for a six-month period. Companies electing semiannual reporting could continue to issue quarterly earnings releases and hold quarterly earnings calls, though such information would not be subject to independent accountant review. The SEC Chairperson described the proposal as part of his agenda to incentivize companies to go and stay public. On July 6, 2026, Federated Hermes submitted a comment letter recommending that the SEC maintain mandatory quarterly reporting requirements and, instead, streamline Forms 10-K and 10-Q to focus on the most decision-useful, material disclosures - including financial statements and MD&A - by eliminating or reducing prescriptive and immaterial disclosure requirements that do not meaningfully inform investors. The public comment period for this proposal ended on July 6, 2026.
SEC and Commodity Futures Trade Commission (CFTC) Propose Amendments to Form PF. On April 20, 2026, the SEC and CFTC proposed amendments to Form PF to: (1) eliminate filing requirements for smaller advisors by raising the Form PF filing threshold for all filers from $150 million in private fund AUM to $1 billion in private fund AUM and raising the reporting threshold for large hedge fund advisors from $1.5 billion in hedge fund AUM to $10 billion in hedge fund AUM; (2) eliminate certain reporting requirements for smaller hedge fund advisors; and (3) eliminate, streamline and simplify certain other reporting requirements by, among other proposed changes, eliminating certain “look through” requirements, eliminating certain performance volatility reporting requirements, simplifying certain large hedge fund counterparty exposure reporting, eliminating certain current reporting for large hedge fund advisors, and eliminating quarterly event reporting for all private equity fund advisors. SEC-registered investment advisors that satisfy Form PF’s filing thresholds must file Form PF, which is intended to provide the SEC, CFTC and FSOC with confidential information about the operations and strategies of private funds and their investment advisors. The proposed amendments would repeal certain enhanced reporting requirements promulgated by the SEC in 2024. The public comment period for this proposal ended on June 23, 2026.
SEC Publishes Concept Release on Consolidated Audit Trail and Other Audit Trails and Data Sources. On April 16, 2026, the SEC published a concept release soliciting comments in support of a comprehensive review of the Consolidated Audit Trail and other audit trails and related data sources currently used in the regulation of U.S. securities markets, including comments regarding the funding mechanisms for these audit trails and/or related data sources. The Consolidated Audit Trail is a centralized, SEC-mandated system that collects and links detailed data on all orders, quotes and trades across U.S. equity and options markets that purports to enable regulators to efficiently surveil, reconstruct and investigate market activity. The public comment period for this concept release ended on June 22, 2026.
FINRA Proposes Amendments to Rules 5130 and 5131 to Exempt Collective Trust Funds (CTFs). On April 7, 2026, FINRA filed a proposed rule change to amend FINRA Rule 5130, (Restrictions on the Purchase and Sale of Initial Equity Public Offerings) and paragraph (b) (Spinning) of FINRA Rule 5131, (New Issue Allocations and Distributions) to exempt specified CTFs. The proposed amendments would modernize the new issue rules, which generally prohibit FINRA member firms from selling new issues to accounts in which certain “restricted persons” (such as broker-dealers, their employees, finders, and certain others) have a beneficial interest, unless an exemption applies, by extending an exemption to specified CTFs, consistent with the treatment of registered investment companies. As proposed, a CTF would be eligible for the exemption if: (1) it has investments from 1,000 or more plan participants and beneficiaries; and (2) it was not formed or maintained for the specific purpose of permitting restricted persons to invest in new issues. The public comment period for this proposal ended on May 1, 2026.
Texas Stock Exchange (TXSE) Proposes to Exempt CEFs from Requirement to Hold Annual Shareholder Meetings. On April 6, 2026, the TXSE filed a proposed rule change with the SEC, SR TXSE 2026-005, establishing listing and continued listing standards for CEFs and interval funds on its new exchange. As part of this proposal, the TXSE proposed to eliminate the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
exchange-level requirement that listed CEFs hold annual shareholder meetings. The TXSE proposal follows the Cboe Global Markets Inc. (Cboe) withdrawal on December 12, 2025 of its May 20, 2025 proposal that would have exempted newly-listed CEFs from the requirement to hold annual shareholder meetings and, subject to shareholder approval, also would have exempted previously listed CEFs from the annual shareholder meeting requirement, and the New York Stock Exchange withdrawal on January 5, 2026 of a similar June 6, 2025 proposal. Federated Hermes submitted a comment letter on July 2, 2026, supporting efforts to eliminate annual shareholder meetings for exchange listed CEFs. In Federated Hermes’ view, CEFs are more akin to registered mutual funds, which are not required to have annual meetings, than listed operating companies and the annual shareholder meeting requirement subjects them to attack by activist shareholders who buy discounted shares and then take action to force the CEFs to incur liquidity events, (such as tender offers, reorganizations or open-ending of the CEFs) to realize or arbitrage the difference between the discounted purchase price and the CEFs’ NAV, all to the detriment of the CEFs and their long-term investors.
DOL Clarifies Fiduciary Status of Proxy Advisory Firms and Reinforces ERISA Standards on Proxy Voting. On April 1, 2026, the DOL published Technical Release 2026-01, providing guidance to plan administrators and other fiduciaries of plans subject to ERISA that rely on proxy advisory services, as well as to state legislators regulating proxy advisory services. The Release addresses two key issues. First, the Release clarifies that proxy advisory firms that either exercise authority or control over shareholder rights attributable to shares that are ERISA plan assets, including the voting of proxies, or provide advice for a fee to ERISA plans about how such plans should exercise proxy voting rights, must meet ERISA’s functional fiduciary requirements. This appears to be the first time the DOL has explicitly stated that the exercise of discretionary authority over the management of proxy voting rights could, standing alone, render a person or entity a fiduciary under ERISA. Prior DOL guidance had long recognized that proxy voting itself is a fiduciary act because proxy rights are plan assets, which implied that a party exercising discretion over those rights could become a functional fiduciary, but the DOL had not previously issued guidance on the fiduciary status of proxy advisory firms. Indeed, in announcing the Release, the DOL described the guidance as “first-of-its-kind guidance” addressing circumstances in which proxy advisory firms may satisfy the test for fiduciary status under ERISA. Second, the Release addresses ERISA preemption, opining that where a state law mandates disclosure to investors by proxy advisory firms only when they make recommendations other than for the purpose of maximizing risk-adjusted return for the advisee, such laws are generally not preempted by ERISA. The DOL stated that “[a] proxy advisory firm covered by such a law is not permitted to come within its ambit when providing services to an ERISA plan because ERISA imposes even stronger consumer protections in the form of fiduciary protections, including a bar on taking into account anything other than the exclusive purpose of providing benefits to participants and beneficiaries by maximizing risk-adjusted returns - since such a law creates an obligation to provide disclosure only when offering nonfinancial advice (that is, advice based on considerations other than maximizing risk-adjusted returns).”
State Actions Relating to Governance, Environmental and Social Factors and Proxy Advisory Firms.
State Proxy Advisor Disclosure Laws. Several states have enacted laws modeled on Texas S.B. 2337 (2025) that regulate proxy advisor firms that provide certain recommendations involving governance, environmental and social factors or diversity, equity and inclusion factors. For instance, Indiana (H.B. 1273), Kentucky (S.B. 183), Kansas (S.B. 375), and Oklahoma (H.B. 4429), each enacted proxy advisor disclosure laws similar to Texas S.B. 2337. The two largest proxy advisory firms have filed federal lawsuits challenging the Indiana, Kansas, and Kentucky laws on First Amendment grounds, alleging the disclosure requirements constitute viewpoint discrimination because they impose burdens only when the proxy advisor’s recommendation disagrees with management’s position. On June 24, 2026 and June 26, 2026, two federal courts issued preliminary injunctions preventing the Kansas and Indiana laws, respectively, from going into effect on July 1, 2026. These injunctions follow a similar preliminary injunction issued in Texas in 2025. In July 2026, the Kentucky Attorney General agreed with one of the two largest proxy advisory firms not to enforce its proxy advisor disclosure law against it pending the outcome of an injunction hearing.
Separately, on May 20, 2026, four Republican state Attorneys General - Texas, Nebraska, Iowa, and West Virginia -filed state court consumer protection lawsuits against one of the two largest proxy advisory firms alleging the firm failed to disclose that its voting recommendations prioritize governance, environmental and social policies over clients’ financial interests. These lawsuits follow a similar suit filed by Florida in November 2025. On May 26, 2026, the state Attorneys General also announced the formation of a 16-state “Multistate Proxy Advisor Coalition” to coordinate enforcement efforts against the proxy advisory firm.
California Climate Corporate Data Accountability Act Update. On June 24, 2026, the California Air Resources Board (CARB) announced that the first reporting deadline under the Climate Corporate Data Accountability Act (SB 253) would be extended from August 10, 2026 to November 10, 2026, providing covered entities, including certain investment advisors and fund complexes doing business in California (such as Federated Hermes), additional time to prepare Scope 1 and Scope 2 greenhouse gas emissions disclosures. Enforcement of the related Climate-Related Financial Risk Act (SB 261) remains stayed

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
pending the United States Court of Appeals for the Ninth Circuit’s ongoing review of a preliminary injunction against that statute.
State Attorneys General Probe Governance, Environmental and Social Factor Influence in Credit Rating Practices. On April 22, 2026, a coalition of 23 Republican state Attorneys General, co-led by Alaska, Florida, Nebraska, and Texas, sent letters to Fitch Ratings, Moody’s Investors Service, and S&P Global Ratings alleging that the agencies’ downgrades of fossil fuel companies were based on speculative governance, environmental and social predictions that “materially contravened” their stated methodologies and reflect undisclosed conflicts of interest tied to their commitments to United Nations-backed initiatives. The coalition demanded that the agencies explain or reverse the downgrades, withdraw from or disclose their governance, environmental and social commitments, revise methodologies to remove transition-risk factors, and cease offering governance, environmental and social advisory services to entities they also rate. The coalition warned that failure to act could result in enforcement under state unfair and deceptive acts or practices laws, antitrust investigations, or referral to the SEC and Department of Justice. On May 20, 2026, a group of eight Democratic state and local finance officials - including the state treasurers of Connecticut, Massachusetts, Rhode Island, and Colorado - sent a counter-letter urging the agencies to maintain “independent, forward-looking” risk frameworks, arguing that the Republican demands would “narrow risk analysis in ways inconsistent with sound credit practice and the needs of investors and issuers.”
Oklahoma Fossil Fuel Boycott Law Found Unconstitutional. On April 7, 2026, the Oklahoma Supreme Court ruled 5-3 in Keenan v. Russ that the Oklahoma Energy Discrimination Elimination Act of 2022 is “unconstitutional in its entirety when applied to the Oklahoma Public Employees Retirement System” (OPERS), upholding a 2024 district court injunction. The law required the Oklahoma Treasurer’s Office to maintain a list of financial companies that boycott energy companies and directed state entities to divest from them. The court held that the law violated Article 23, Section 12 of the Oklahoma Constitution by creating an impermissible “dual purpose” for investment decisions that interfered with OPERS’s constitutional duty to act solely in the interest of participants and beneficiaries, noting that companies on the restricted list controlled approximately 64% of the system’s assets. The Chief Justice of the Oklahoma Supreme Court dissented on the merits, arguing the Constitution expressly delegates to the Legislature the authority to prescribe investment conditions. The ruling is part of a broader pattern of judicial resistance to state anti-governance, environmental and social boycott laws, following a February 2026 federal court decision striking down a similar Texas law on First and Fourteenth Amendment grounds, with potential implications for comparable statutes in other states.
Regulatory Developments – International
Outside the U.S., the primary regulators of Federated Hermes and its offerings include the United Kingdom (U.K.) Financial Conduct Authority (FCA), the Central Bank of Ireland (CBI), the Luxembourg Commission de Surveillance du Secteur Financier, the Cayman Islands Monetary Authority, the Monetary Authority of Singapore and the Australian Securities and Investments Commission. Federated Hermes and its offerings are subject to various non-U.S. regulatory requirements, and may be impacted by regulatory developments by or involving those primary regulators, as well as, among others, the European Commission, European Securities and Markets Authority (ESMA), Bank of England (BoE), His Majesty’s Treasury (HM Treasury), Financial Stability Board (FSB), and the International Organization of Securities Commission (IOSCO). Non-U.S. regulatory matters addressed in Federated Hermes’ 2025 Annual Report and First Quarter 2026 Form 10-Q included, among others: (1) key regulatory priorities identified by regulators in the U.K. and European Union (EU); (2) money market fund reform in the U.K. and EU; (3) U.K. and EU changes to liquidity risk management requirements; (4) U.K. and EU sustainability requirements for asset managers and investment offerings; (5) U.K. and EU sustainability reporting requirements for corporations; (6) U.K. and EU anti-money laundering requirements; (7) EU reforms to enhance the European Market Infrastructure Regulation (EMIR); (8) U.K. and EU regulation of governance, environmental and social ratings; (9) the transition to the T+1 settlement in the U.K. and EU; and (10) the retail investment strategy (RIS) in the EU.
Key regulatory developments outside the U.S. since March 31, 2026 that can significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following. Unless otherwise noted, Federated Hermes is evaluating the impact of the matters described on its business and offerings.
U.K. Reform of Alternative Investment Fund Manager Directive (AIFMD) regime, and reform of reporting and remuneration requirements for U.K. asset managers (including Alternative Investment Fund Managers (AIFMs)). On July 14, 2026, HM Treasury published a draft Statutory Instrument and Policy note setting out a new, simplified legislative framework for governing AIFMs, repealing existing legislation governing AIFMs, and providing for the detailed regulation of AIFMs to be addressed in FCA rules. On July 14, 2026, the FCA also published a consultation paper on the new regime for AIFMs (CP26/28 - The U.K. AIFM Regime), as well as consultation papers impacting asset managers generally on reporting requirements (CP26/26 - Fund Reporting for Asset Management Entities (FRAME)) and remuneration requirements (CP26/27 -

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Remuneration: Solo-regulated Firms’ Rules Reform). In these consultation papers, among other things: (1) the FCA proposes replacing the current U.K. AIFMD-derived framework with a new, standalone rulebook - the Alternative Investment Funds (AIFs) sourcebook (ALTS) - and introduces a three-tier system that classifies AIFMs as small (under £750m NAV), medium (£750m–£5bn NAV), or large (over £5bn NAV), with obligations scaling proportionately by size; (2) the FCA sets out a proposed new reporting framework covering the thresholds, frequency, time to report, and scope of the regime, along with its approach to leverage, master and feeder funds, and calculation methodologies that AIFMs would need to follow; and (3) the FCA proposes changes to the remuneration code applicable to solo-regulated asset managers, aiming to simplify and modernize pay-related rules that currently derive largely from the AIFMD, tailor applicable remuneration requirements more proportionately by firm size, and reduce compliance burdens for smaller managers while preserving standards for larger, more systemically significant firms. The public consultation periods for these papers end on October 14, 2026, September 22, 2026, and September 16, 2026, respectively.
CBI Undertakings for Collective Investment in Transferable Securities (UCITS) Regulations. On July 10, 2026, the CBI published its final package of updates to the Irish UCITS domestic Irish framework following its consultation paper (CP161) on revised Central Bank UCITS Regulations, which was intended to align domestic Irish UCITS requirements with AIFMD II/UCITS VI, incorporate existing guidance, and revise rules on performance fees and redemption gates for UCITS and certain retail investor AIFs. The final package repeals and replaces the 2019 Central Bank UCITS Regulations and includes substantive changes, including, for example: (1) the CBI removed the proposed standalone swing pricing provision as duplicative; (2) the CBI removed the previously proposed 10% threshold before a redemption gate could be imposed; and (3) the CBI did not proceed with a proposed 10-basis-point deviation limit for non-money market fund UCITS. The publication of the CBI’s final package followed its publication of a revised AIF Rulebook on May 5, 2026.
EU Sustainability Requirements for Corporations. On July 3, 2026, the EU’s European Commission adopted the final European Sustainability Reporting Standards (ESRS) as part of the simplification of the Corporate Sustainability Reporting Directive (CSRD). The ESRS are designed to reduce administrative burdens for EU businesses while maintaining high-quality disclosures by: (1) introducing additional flexibility measures and new exemptions; (2) reducing the mandatory datapoints; (3) enhancing the connectivity with international standards and other EU legislation; and (4) introducing a more proportionate approach with principle-based guidance and the possibility to include clearly identified non-material information without obscuring material disclosures. Under the ESRS, asset managers who manage investments subject to a fiduciary duty on behalf of clients are not expected to make certain assessments/disclosures relating to those investments. The European Commission also adopted the voluntary sustainability reporting standards for certain small companies not subject to the CSRD.
EU Savings and Investments Union (SIU) and the Market Integration and Supervision Package (MISP). On June 12, 2026 the European Parliament published three draft reports on the MISP, which is a key component of the EU’s SIU initiative. The MISP consists of, among other things, a Master Regulation amending fourteen underlying acts governing various supervisory aspects of financial markets and a Master Directive amending three acts related to asset management and trading (including the UCITS Directive, AIFMD, and Markets in Financial Instruments Directive II (MiFID II)). The MISP is intended to integrate the EU’s capital markets by expanding the role and direct supervisory powers of ESMA, increasing supervisory coordination, and simplifying and harmonizing the requirements for market participants.
EU and U.K. Anti-Money Laundering (AML) Requirements. In the U.K., on June 9, 2026, HM Treasury published the Money Laundering and Terrorist Financing (Amendment) Regulations 2026, which had been laid before U.K. Parliament on March 25, 2026, amending the Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017. This statutory instrument implements targeted updates to the U.K.’s AML and counter-terrorist financing framework. The revisions include amendments regarding customer due diligence and enhanced due diligence requirements for crypto asset businesses and unusually complex or large transactions, high-risk jurisdictions, and pooled client accounts. Most provisions came into force on June 30, 2026, though certain crypto-related change-in-control provisions take full effect from October 25, 2027, aligned with the U.K.’s incoming crypto-asset regulatory regime. In the EU, on April 16, 2026, the Authority for Anti-Money Laundering and Countering the Financing of Terrorism (AMLA) published two consultation papers concerning: (1) draft guidelines on the business-wide risk assessment under Article 10(4) of the Anti-Money Laundering Regulation (AMLR), for which the consultation period closed on July 15, 2026; and (2) draft regulatory technical standards (RTS) on group-wide requirements and additional measures for branches and subsidiaries in third countries under Articles 16(4) and 17(3) of the AMLR, for which the consultation period closed on June 15, 2026.
EU RIS and the Retail Investment Directive (RID) and Retail Investment Regulation (RIR). In relation to the RIS, on June 9, 2026, the EU Council published its compromised text of the proposed RID and RIR. These set out the EU Council’s negotiation position with other EU legislators. The RID is designed as an omnibus measure amending, among other directives, the Markets in Financial Instruments Directive, the UCITS Directive, and the AIFMD, with the goal of ensuring that the EU's retail

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
investment framework adequately empowers and protects consumers while growing retail investor participation in capital markets. The companion RIR amends the Packaged Retail and Insurance-based Investment Products (PRIIPs) Regulation to adapt its Key Information Documents to the digital environment and the evolving needs of retail investors. The European Parliament has indicated that it is due to consider the proposed RID during its plenary session on November 11, 2026.
Global Investment Fund Valuation. On June 1, 2026, IOSCO published a final report (FR/03/2026) setting out its Recommendations on Valuing Collective Investment Schemes (CIS). The final report supersedes the 2013 IOSCO CIS Valuation Principles and 2007 Hedge Fund Valuation Principles. It merges those principles and sets out a unified list of 13 recommendations that are intended to ensure that IOSCO’s CIS valuation standards remain consistent with market practice and account for recent market developments, including the increased retail investment in CISs, and the particular challenges posed by illiquid assets and private assets. The recommendations emphasize, among other things: (1) the importance of governance and oversight of valuation processes; (2) the need to identify and manage conflicts of interest; and (3) the need for the responsible entity to ensure assets are valued at fair value in line with applicable regulations, accounting standards and the fund documentation. National and supra-national regulators of financial services regulators are expected to take into consideration the IOSCO recommendations in their regulation of asset managers’ valuation policies and procedures.
“EU T+1” Settlement. On May 26, 2026, ESMA published a consultation paper on amending its guidelines regarding standardized procedures and messaging protocols under Article 6(2) of the EU Central Securities Depositories Regulation (CSDR). These amendments are intended to enhance settlement efficiency and support a smooth transition to T+1 settlement, which is scheduled to take effect across the EU on October 11, 2027. Among other things, the proposed amendments would mandate electronic, standardized, machine-readable communication of allocations and confirmations using international messaging standards, removing existing references to non-electronic and non-machine-readable communication methods (such as oral allocations and confirmations) except in cases of temporary technical disruption. The consultation period for this paper closed on July 7, 2026, and ESMA expects to publish its final report, including the updated guidelines, by October 2026.
EU Regulation of Governance. Environmental and Social Ratings. The European Commission published regulations during the second quarter 2026 regarding the implementation of governance, environmental and social ratings in the EU. These regulatory provisions included: (1) RTS published on May 26, 2026 on the information to be included in applications for the authorization or recognition as a rating provider; (2) RTS regarding the separation of governance, environmental and social rating providers’ business lines and an RTS on disclosure, both published on April 21, 2026; and (3) regulations published on April 24, 2026 regarding ESMA supervisory fees and ESMA fines and penalties for breaches. In addition, on April 29, 2026, ESMA published guidelines regarding the Rating Regulation, which seek to ensure rating providers understand the regulatory expectations (and authorization requirements) involved in endorsing third-country ratings.
U.K. Financial Services and Markets Bill 2026-27. On May 19, 2026, the Financial Services and Markets Bill 2026-27 was introduced to the House of Lords, completing its first reading. The Financial Services and Markets Bill 2026-27 sets out significant changes to the overall U.K. financial services regulatory framework, including, among others: (1) reforming the U.K. Senior Managers and Certification Regime (SMCR), including removing the certification regime from primary legislation; (2) reforming the Financial Ombudsman Service framework to resolve disputes more quickly; (3) creating a new provisional authorization regime; (4) empowering HM Treasury to consolidate the AML supervision for various professional services; (5) empowering HM Treasury to establish broader overseas recognition regimes which may extend beyond the current “equivalence” regimes, an ability HM Treasury does not currently have outside areas of financial services activity already covered by assimilated EU law; and (6) changing various requirements relating to how the FCA and Prudential Regulatory Authority (PRA) should exercise their supervisory functions, including shorter statutory deadlines for certain authorization determinations and the removal of certain consultation obligations on guidance and minor rule changes. The Financial Services and Markets Bill 2026-27 also separately provides for the abolition of the Payment Systems Regulator and the transfer of its functions to the FCA. The Financial Services and Markets Bill 2026-27 received its second reading in the House of Lords on June 8, 2026, and is currently going through the legislative process.
U.K. and EU Money Market Fund Reform. In the U.K., on May 14, 2026, as an update to a 2023 consultation paper, HM Treasury and the FCA published a joint statement expressing their commitment to reforming the U.K. money market fund regulatory regime (MMFR). The FCA subsequently published a statement on June 8, 2026, stating certain updated proposals that differ from those in the 2023 consultation paper. The updated proposals include: (i) retaining the current minimum daily liquid asset and weekly liquid asset (WLA) requirements (these were initially proposed to be increased in the 2023 consultation); (ii) setting out in guidance a “strong supervisory expectation” that stable NAV money market funds should hold 40% (rather than the required 30%) WLA and variable NAV money market funds hold 20% (rather than the required 15%) WLA; and (iii) requiring all U.K. money market funds to hold sufficient liquidity for adequate resilience. The new U.K. MMFR is expected to be in place by the end of 2026, subject to the legislative process to replace the regulations. In the EU, on May 11,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
2026, the European Commission published a report on the adequacy of the EU MMFR, along with Frequently Asked Questions (FAQs). The report found that, among other things, in stressed market conditions, WLA of 40% for stable NAV money market funds and 20% for variable NAV money market funds is generally sufficient and functions as an “early warning indicator” for EU member state regulators. The report also found that it would not be proportionate to increase the binding regulatory minimum to these levels. As such, the report concludes that these higher WLA levels should be regarded as “market resilience levels” that money market fund managers should monitor to identify situations warranting closer monitoring and increased supervisory engagement.
CBI Publishes Revised AIF Rulebook. On May 5, 2026, the CBI published a comprehensively updated AIF Rulebook, together with its Feedback Statement on Consultation Paper 162, consolidating the requirements applicable to Irish-authorized AIFs, AIFMs and depositaries. Key changes include, among others: (1) removing the legacy loan origination chapter for qualifying investor AIFs (QIAIFs), aligning with the new EU loan-origination framework under AIFMD II; (2) removing the restriction on QIAIFs providing third-party guarantees, simplifying subscription-line and other fund-financing arrangements for private funds and private equity, real estate and direct lending fund structures; (3) for Retail Investor AIFs, removing the restriction on granting loans (enabling loan-originating Retail Investor AIFs), introducing harmonized liquidity management tools, revising performance-fee verification expectations, and imposing new stress-testing requirements for money market funds; and (4) corresponding updates to the European Long-Term Investment Fund (ELTIF) chapter addressing liquidity, performance fees, share classes and disclosure. The CBI declined to adopt a proposed increase in AIFM financial reporting frequency following industry feedback.
EU EMIR III and EU Transaction Reporting Simplification. On July 2, 2026, ESMA published its Final Report on the Call for Evidence on a comprehensive approach for the simplification of financial transaction reporting, following a call for evidence launched on June 23, 2025 and a May 4, 2026 interim report. ESMA determined that a transition toward a “report once” framework represents the most effective and future-proof approach to simplifying transaction reporting across Markets in Financial Instruments Regulation, EMIR, and Securities Financing Transactions Regulation (SFTR), under which transaction data would be reported once through a common modular structure and then reused across national competent authorities and supervisory mandates, reducing duplication while preserving the information needed for effective supervision. Consistent with feedback received during the call for evidence process, ESMA confirmed the need to reduce the burden associated with dual-sided reporting under both EMIR and SFTR and the associated reconciliation processes. ESMA has indicated that it will engage with EU institutions on the recommendations set out in the Final Report as next steps toward implementation, which reportedly can take up to five to seven years.
EU and U.K. Sustainability Requirements for Asset Managers and Investment Offerings. In the EU, amendments to the Sustainable Finance Disclosure Regulation (SFDR), commonly known as “SFDR 2.0”, are still ongoing following the European Commission’s adoption of the proposed SFDR 2.0. On May 4, 2026, the European Parliament published a draft report setting out its amendments to SFDR 2.0. The European Parliament agreed in principle with the proposed labelling regime but proposed changes to certain detailed requirements. Among these changes, the report proposes mandatory Principal Adverse Impact indicator disclosures for products using one of the new sustainability categories, a requirement that products under the “ESG Basics” category exclude at least 20% of the lowest sustainability-rated securities, and a retail investor disclaimer for products that reference sustainability factors without qualifying for one of the new labelled categories. In the U.K., the FCA published a consultation paper on June 5, 2026 proposing to remove the Task Force on Climate-related Financial Disclosures (TCFD) product reporting requirements. The FCA intends to reduce the disclosure burden and complexity, recognizing the overlap with the product disclosure required under the FCA’s Sustainability Disclosure Requirements (SDR). The consultation period for this paper closed on July 13, 2026.
Ireland Transposes AIFMD II and UCITS VI. On May 1, 2026, two statutory instruments - S.I. No. 181/2026 (the AIFMD II Regulations) and S.I. No. 182/2026 (the UCITS VI Regulations) - came into operation, giving effect in Irish law to Directive (EU) 2024/927 (AIFMD II/UCITS VI). The new regulations embed the Directive’s core reforms at the national level, including harmonized liquidity management tools for both EU UCITS and open-ended AIFs (such as suspensions, redemption gates, swing pricing and side pockets) and a harmonized EU framework for AIFs engaged in loan origination, including QIAIFs and, for the first time, retail investor AIFs. Ireland’s implementation closely tracks the EU directive, exercising limited national discretion, including preservation of Ireland’s existing depositary model.
U.K. and EU Fund Dealing Models and Tokenization. In the U.K., on April 30, 2026, the FCA published Policy Statement PS26/7, setting out final rules and guidance for fund tokenization, which became effective the same date with immediate effect and no transitional period. These include: (1) new FCA Handbook guidance on the use of distributed ledger technology for unitholder registers, including clarifying that authorized fund managers must retain authority over the register to correct errors, assist investors, and process court decisions; and (2) the introduction of a new optional “direct to fund” (D2F) dealing model

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
applicable to both conventional funds and tokenized funds, under which investors deal directly with the fund rather than through the fund manager acting as principal. Adoption of either the tokenization framework or the D2F model is optional for firms. In the EU, on June 12, 2026, ESMA published a speech that indicated that ESMA is engaging with EU member state regulators to build supervisory knowledge on fund tokenization, focusing in particular on real-life use cases, and to understand whether any regulatory barriers to fund tokenization exist, including in relation to the UCITS and AIFMD regimes.
U.K. SMCR. On April 22, 2026, the FCA published Policy Statement PS26/6 setting out final rules implementing the first phase of reforms to the SMCR, with the PRA publishing a parallel policy statement (PS12/26) for dual-regulated firms. The final rules for the first phase of SMCR reforms mostly took effect on April 24, 2026 or July 10, 2026, with conduct-related reforms taking effect on September 1, 2026. The phase one reforms introduced targeted measures intended to simplify the SMCR, such as: (1) extending the criminal record check validity from three to six months and making such checks no longer required for certain internal or intragroup moves; (2) giving firms up to six months to notify them of changes related to their statement of responsibilities and management responsibilities maps; and (3) removing certain certification functions. Phase two changes, including the removal from legislation of the certification regime and requirements relating to the statement of responsibility and conduct rules, are being progressed as part of the Financial Services and Markets Bill 2026-27, which was introduced in U.K. Parliament on May 19, 2026 (as discussed above).
U.K. Short Selling Regime. On April 16, 2026, the FCA published Policy Statement PS26/5, setting out final rules governing the U.K. short selling regime, which replaces the prior regime based on assimilated EU law with bespoke rules in a new FCA Handbook sourcebook. Among other things, the final rules: (1) created a new anonymized model for aggregated net short position disclosures, publishing figures by company based on individual notifications reported at or above the 0.2% reporting threshold, without identifying individual position holders; (2) removed U.K. sovereign debt from the short position reporting and covering requirements; and (3) removed sovereign credit default swaps (CDS) from the ban on uncovered (naked) short selling. The FCA retains emergency intervention powers over all financial instruments, including U.K. sovereign debt and associated CDS, notwithstanding these changes. The new rules became effective on July 13, 2026, as part of a first implementation phase; a second phase introducing a bulk position-reporting submission facility is scheduled to take effect on November 30, 2026. Unlike the reformed U.K. regime, the EU Short Selling Regulation, which applies within the EU (but no longer in the U.K.), continues to regulate short positions in sovereign debt and uncovered sovereign CDS within its ordinary scope, creating a divergence between the U.K. and EU short selling frameworks with respect to sovereign instruments.
Liquidity Risk Management for Open-ended Funds. On April 16, 2026, the EU RTS specifying the characteristics of liquidity management tools (LMTs) for EU UCITS and open-ended AIFs, and the ESMA guidelines on the selection and calibration of LMTs by EU UCITS and open-ended AIFs, took effect, requiring every open-ended AIF and UCITS fund to select and incorporate at least two LMTs from a harmonized list (with certain exceptions, such as money market funds, for which one LMT suffices). Existing funds (i.e., those constituted before April 16, 2026) have until April 16, 2027 to comply with the detailed RTS characteristics and revised guidelines, which require LMTs to be calibrated to the fund's strategy, investor base, liquidity profile, and distribution channels. New funds constituted on or after April 16, 2026 must comply immediately. Among other refinements, open-ended AIFs may now use investor-level redemption gates, alone or in combination with fund-level gates, to help mitigate first-mover redemption risk.
FCA’s New Consumer Composite Investments (CCI) Regime Commences. On April 6, 2026, legislation implementing the FCA’s new CCI regime became effective, beginning an 18-month optional transition period before the regime becomes fully mandatory on June 8, 2027. The CCI regime replaces the U.K. PRIIPs and UCITS key investor information disclosure requirements with a single, more flexible U.K.-specific disclosure framework applicable to open-ended funds, closed-ended investment funds (including U.K.-listed investment trusts), U.K. and recognized overseas funds (including funds marketed under the Overseas Funds Regime), structured products and other packaged retail investments. Under the final rules, manufacturers have significant flexibility in designing a consumer-facing “product summary” in place of the prescriptive PRIIPs key information document, and the FCA confirmed that the ongoing costs figure for a consumer composite investment that itself invests in a closed-ended fund will not need to incorporate the underlying closed-ended fund’s costs - a change from the FCA’s originally proposed approach, reflecting industry concern that aggregation would unfairly make CCIs holding closed-ended funds appear less cost-competitive - though those costs must still be separately and clearly disclosed as a distinct, prominent line item. The regime applies broadly, encompassing not only funds but also insurance-based investment products, structured deposits, and CFDs. From April 6, 2026, manufacturers may elect to adopt the new product summary format or continue with existing PRIIPs/UCITS disclosures during the transition period.
FCA Broadens Retail and Individual Savings Accounts (ISAs) Access to Long-Term Asset Funds (LTAFs). Beginning in April 2026, U.K. LTAFs - open-ended authorized funds investing mainly in long-term illiquid assets such as private credit, private equity and infrastructure - became eligible investments for U.K. stocks and shares ISAs, extending prior FCA reforms

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
that reclassified LTAF units as Restricted Mass Market Investments available to retail investors, self-select defined contribution pension schemes and self-invested personal pensions. Industry data indicate LTAF AUM grew to approximately £7.3 billion as of the first quarter of 2026, up from approximately £5 billion in June 2025, with an additional approximately £3.1 billion of committed but not-yet-called capital, and approximately 25 LTAF strategies currently available in the U.K., focused primarily on private multi-asset and private debt strategies. With several managers now offering direct retail LTAF access through wealth platforms, the FCA and industry observers, including Morningstar, expect ISA eligibility to serve as a further catalyst for growth in retail and wrap account access to private-market strategies, with separate Investment Association research indicating that nearly three in five U.K. investors would consider an LTAF investment following the ISA rule change.
Current Regulatory Developments– Potential Impacts
Federated Hermes has monitored, reviewed, assessed and implemented changes in response to, and will continue to monitor, review, assess and implement changes in response to, regulatory developments and requirements, as applicable, and their impact on its business, offerings and Financial Condition. Federated Hermes actively participates, either individually or with industry trade groups (such as the Investment Company Institute), in the public comment process regarding regulatory developments that can significantly impact Federated Hermes’ business, offerings and Financial Condition. Regulatory developments and regulatory requirements also are subject to legal challenges in court, and Federated Hermes considers initiating, participating in or supporting such legal challenges when management deems it necessary or appropriate. Federated Hermes also continues to monitor and assess the impact of the interest rate environment (whether increasing or decreasing), and any instability in the banking sector and financial markets, on asset values and money market fund and other fund asset flows, and related asset mixes, as well as the degree to which these factors impact Federated Hermes’ institutional prime and municipal (or tax-exempt) money market business and Federated Hermes’ Financial Condition.
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
As of June 30, 2026, given the regulatory environment and the possibility of future additional regulatory developments, requirements and oversight, Federated Hermes is unable to fully assess either: (1) whether, or the degree to which, any continuing efforts or potential options being evaluated in connection with modified or new regulatory developments and regulatory requirements ultimately will be successful; or (2) the degree of impact that such regulatory developments and requirements, and Federated Hermes' efforts related thereto, may have on its Financial Condition. The degree of impact of regulatory developments and regulatory requirements on Federated Hermes’ Financial Condition can vary, including in a material way, and is uncertain.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Asset Highlights
Managed Assets at Period End

	June 30,		Percent Change
(in millions)	2026	2025
By Asset Class
Equity[1]	$109,590	$88,994	23%
Fixed-Income	100,487	98,687	2
Alternative / Private Markets	21,647	20,738	4
Multi-Asset[1]	2,939	2,856	3
Total Long-Term Assets	234,663	211,275	11
Money Market	676,897	634,400	7
Total Managed Assets	$911,560	$845,675	8%

By Offering Type
Funds:
Equity	$64,069	$49,359	30%
Fixed-Income	46,189	45,415	2
Alternative / Private Markets	14,918	12,905	16
Multi-Asset	2,935	2,730	8
Total Long-Term Assets	128,111	110,409	16
Money Market	499,927	468,044	7
Total Fund Assets	628,038	578,453	9
Separate Accounts:
Equity[1]	45,521	39,635	15
Fixed-Income	54,298	53,272	2
Alternative / Private Markets	6,729	7,833	(14)
Multi-Asset[1]	4	126	(97)
Total Long-Term Assets	106,552	100,866	6
Money Market	176,970	166,356	6
Total Separate Account Assets	283,522	267,222	6
Total Managed Assets	$911,560	$845,675	8%
1) A Separate Account was reclassified from Multi-Asset to Equity effective October 1, 2025.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(in millions)	2026	2025		2026	2025
By Asset Class
Equity[1]	$107,031	$83,564	28%	$104,534	$82,834	26%
Fixed-Income	100,041	98,365	2	100,519	98,862	2
Alternative / Private Markets	22,359	20,053	11	20,796	19,533	6
Multi-Asset[1]	2,898	2,779	4	2,878	2,840	1
Total Long-Term Assets	232,329	204,761	13	228,727	204,069	12
Money Market	677,685	632,543	7	684,067	636,185	8
Total Average Managed Assets	$910,014	$837,304	9%	$912,794	$840,254	9%

By Offering Type
Funds:
Equity	$60,933	$45,965	33%	$58,960	$45,612	29%
Fixed-Income	45,827	44,972	2	45,962	45,344	1
Alternative / Private Markets	15,253	12,370	23	13,754	11,990	15
Multi-Asset	2,893	2,654	9	2,873	2,714	6
Total Long-Term Assets	124,906	105,961	18	121,549	105,660	15
Money Market	498,338	462,683	8	503,045	463,205	9
Total Average Fund Assets	623,244	568,644	10	624,594	568,865	10
Separate Accounts:
Equity[1]	46,098	37,599	23	45,574	37,222	22
Fixed-Income	54,214	53,393	2	54,557	53,518	2
Alternative / Private Markets	7,106	7,683	(8)	7,042	7,543	(7)
Multi-Asset[1]	5	125	(96)	5	126	(96)
Total Long-Term Assets	107,423	98,800	9	107,178	98,409	9
Money Market	179,347	169,860	6	181,022	172,980	5
Total Average Separate Account Assets	286,770	268,660	7	288,200	271,389	6
Total Average Managed Assets	$910,014	$837,304	9%	$912,794	$840,254	9%
1) A Separate Account was reclassified from Multi-Asset to Equity effective October 1, 2025.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Equity Funds
Beginning Assets	$55,188	$43,910	$54,988	$43,752
Sales	5,443	4,764	11,298	9,479
Redemptions	(4,080)	(4,195)	(8,641)	(7,838)
Net Sales (Redemptions)	1,363	569	2,657	1,641
Net Exchanges	144	0	(25)	(107)
Impact of Foreign Exchange[1]	(68)	567	(226)	905
Market Gains and (Losses)[2]	7,442	4,313	6,675	3,168
Ending Assets	$64,069	$49,359	$64,069	$49,359

Equity Separate Accounts
Beginning Assets	$45,644	$37,003	$42,910	$35,671
Sales[3]	3,619	3,197	6,855	5,894
Redemptions[3]	(6,122)	(1,985)	(8,439)	(4,335)
Net Sales (Redemptions)[3]	(2,503)	1,212	(1,584)	1,559
Net Exchanges	(10)	0	20	(7)
Impact of Foreign Exchange[1]	31	456	(98)	872
Market Gains and (Losses)[2]	2,359	964	4,273	1,540
Ending Assets	$45,521	$39,635	$45,521	$39,635

Total Equity
Beginning Assets	$100,832	$80,913	$97,898	$79,423
Sales[3]	9,062	7,961	18,153	15,373
Redemptions[3]	(10,202)	(6,180)	(17,080)	(12,173)
Net Sales (Redemptions)[3]	(1,140)	1,781	1,073	3,200
Net Exchanges	134	0	(5)	(114)
Impact of Foreign Exchange[1]	(37)	1,023	(324)	1,777
Market Gains and (Losses)[2]	9,801	5,277	10,948	4,708
Ending Assets	$109,590	$88,994	$109,590	$88,994
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
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Fixed-Income Funds
Beginning Assets	$45,921	$45,800	$45,973	$45,550
Sales	3,867	3,271	7,852	6,716
Redemptions	(3,994)	(4,459)	(7,987)	(8,528)
Net Sales (Redemptions)	(127)	(1,188)	(135)	(1,812)
Net Exchanges	(153)	6	(5)	110
Impact of Foreign Exchange[1]	(3)	125	(29)	171
Market Gains and (Losses)[2]	551	672	385	1,396
Ending Assets	$46,189	$45,415	$46,189	$45,415

Fixed-Income Separate Accounts
Beginning Assets	$53,877	$53,686	$54,154	$52,509
Sales[3]	3,820	1,996	5,762	4,495
Redemptions[3]	(3,870)	(3,193)	(6,226)	(5,412)
Net Sales (Redemptions)[3]	(50)	(1,197)	(464)	(917)
Net Exchanges	0	(1)	0	(4)
Impact of Foreign Exchange[1]	(9)	83	(23)	122
Market Gains and (Losses)[2]	480	701	631	1,562
Ending Assets	$54,298	$53,272	$54,298	$53,272

Total Fixed-Income
Beginning Assets	$99,798	$99,486	$100,127	$98,059
Sales[3]	7,687	5,267	13,614	11,211
Redemptions[3]	(7,864)	(7,652)	(14,213)	(13,940)
Net Sales (Redemptions)[3]	(177)	(2,385)	(599)	(2,729)
Net Exchanges	(153)	5	(5)	106
Impact of Foreign Exchange[1]	(12)	208	(52)	293
Market Gains and (Losses)[2]	1,031	1,373	1,016	2,958
Ending Assets	$100,487	$98,687	$100,487	$98,687
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
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Alternative / Private Markets Funds
Beginning Assets	$12,339	$11,879	$12,085	$11,501
Sales	576	674	1,185	1,730
Redemptions	(661)	(391)	(979)	(1,341)
Net Sales (Redemptions)	(85)	283	206	389
Net Exchanges	8	(1)	8	0
Acquisitions/(Dispositions)	2,788	109	2,788	109
Impact of Foreign Exchange[1]	12	621	(147)	922
Market Gains and (Losses)[2]	(144)	14	(22)	(16)
Ending Assets	$14,918	$12,905	$14,918	$12,905

Alternative / Private Markets Separate Accounts
Beginning Assets	$6,652	$7,547	$7,016	$7,363
Sales[3]	74	108	94	137
Redemptions[3]	(341)	(160)	(570)	(234)
Net Sales (Redemptions)[3]	(267)	(52)	(476)	(97)
Acquisitions/(Dispositions)	449	0	449	0
Impact of Foreign Exchange[1]	14	470	(102)	701
Market Gains and (Losses)[2]	(119)	(132)	(158)	(134)
Ending Assets	$6,729	$7,833	$6,729	$7,833

Total Alternative / Private Markets
Beginning Assets	$18,991	$19,426	$19,101	$18,864
Sales[3]	650	782	1,279	1,867
Redemptions[3]	(1,002)	(551)	(1,549)	(1,575)
Net Sales (Redemptions)[3]	(352)	231	(270)	292
Net Exchanges	8	(1)	8	0
Acquisitions/(Dispositions)	3,237	109	3,237	109
Impact of Foreign Exchange[1]	26	1,091	(249)	1,623
Market Gains and (Losses)[2]	(263)	(118)	(180)	(150)
Ending Assets	$21,647	$20,738	$21,647	$20,738
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
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Multi-Asset Funds
Beginning Assets	$2,774	$2,700	$2,850	$2,764
Sales	41	44	99	107
Redemptions	(102)	(121)	(196)	(222)
Net Sales (Redemptions)	(61)	(77)	(97)	(115)
Net Exchanges	0	(2)	1	0
Market Gains and (Losses)[1]	222	109	181	81
Ending Assets	$2,935	$2,730	$2,935	$2,730

Multi-Asset Separate Accounts
Beginning Assets	$4	$126	$4	$119
Redemptions[2]	0	(16)	0	(20)
Net Sales (Redemptions)[2]	0	(16)	0	(20)
Market Gains and (Losses)[1]	0	16	0	27
Ending Assets	$4	$126	$4	$126

Total Multi-Asset
Beginning Assets	$2,778	$2,826	$2,854	$2,883
Sales	41	44	99	107
Redemptions[2]	(102)	(137)	(196)	(242)
Net Sales (Redemptions)[2]	(61)	(93)	(97)	(135)
Net Exchanges	0	(2)	1	0
Market Gains and (Losses)[1]	222	125	181	108
Ending Assets	$2,939	$2,856	$2,939	$2,856
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
Changes in Total Long-Term Fund and Separate Account Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Total Long-Term Funds
Beginning Assets	$116,222	$104,289	$115,896	$103,567
Sales	9,927	8,753	20,434	18,032
Redemptions	(8,837)	(9,166)	(17,803)	(17,929)
Net Sales (Redemptions)	1,090	(413)	2,631	103
Net Exchanges	(1)	3	(21)	3
Acquisitions/(Dispositions)	2,788	109	2,788	109
Impact of Foreign Exchange[1]	(59)	1,313	(402)	1,998
Market Gains and (Losses)[2]	8,071	5,108	7,219	4,629
Ending Assets	$128,111	$110,409	$128,111	$110,409

Total Long-Term Separate Accounts
Beginning Assets	$106,177	$98,362	$104,084	$95,662
Sales[3]	7,513	5,301	12,711	10,526
Redemptions[3]	(10,333)	(5,354)	(15,235)	(10,001)
Net Sales (Redemptions)[3]	(2,820)	(53)	(2,524)	525
Net Exchanges	(10)	(1)	20	(11)
Acquisitions/(Dispositions)	449	0	449	0
Impact of Foreign Exchange[1]	36	1,009	(223)	1,695
Market Gains and (Losses)[2]	2,720	1,549	4,746	2,995
Ending Assets	$106,552	$100,866	$106,552	$100,866

Total Long-Term
Beginning Assets	$222,399	$202,651	$219,980	$199,229
Sales[3]	17,440	14,054	33,145	28,558
Redemptions[3]	(19,170)	(14,520)	(33,038)	(27,930)
Net Sales (Redemptions)[3]	(1,730)	(466)	107	628
Net Exchanges	(11)	2	(1)	(8)
Acquisitions/(Dispositions)	3,237	109	3,237	109
Impact of Foreign Exchange[1]	(23)	2,322	(625)	3,693
Market Gains and (Losses)[2]	10,791	6,657	11,965	7,624
Ending Assets	$234,663	$211,275	$234,663	$211,275
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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Six Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
By Asset Class
Money Market	75%	76%	52%	53%
Equity	12%	10%	30%	28%
Fixed-Income	11%	12%	10%	12%
Alternative / Private Markets	2%	2%	6%	5%
Multi-Asset	0%	0%	1%	1%
Other	—	—	1%	1%
By Offering Type
Funds:
Money Market	55%	55%	49%	49%
Equity	7%	6%	23%	22%
Fixed-Income	5%	6%	7%	9%
Alternative / Private Markets	1%	1%	5%	3%
Multi-Asset	0%	0%	1%	1%
Separate Accounts:
Money Market	20%	21%	3%	4%
Equity	5%	4%	7%	6%
Fixed-Income	6%	6%	3%	3%
Alternative / Private Markets	1%	1%	1%	2%
Multi-Asset	0%	0%	0%	0%
Other	—	—	1%	1%
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
Total average managed assets increased 9% for both the three and six months ended June 30, 2026, as compared to the same periods in 2025. As of June 30, 2026, total managed assets increased 8% from June 30, 2025. Average money market assets increased 7% and 8% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. Period-end money market assets increased 7% at June 30, 2026, as compared to June 30, 2025. The Federal Reserve maintained the federal funds rate at a range of 3.50% to 3.75% for the three months ended June 30, 2026, and U.S. money market fund industry assets were at $7.9 trillion. Money market funds continued to offer a yield advantage, as compared to some securities in the direct market, especially overnight securities and those with floating rates. Average equity assets increased 28% and 26% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. Period-end equity assets increased 23% at June 30, 2026, as compared to June 30, 2025, primarily due to market appreciation and, to a lesser extent, net sales. The S&P 500 declined 4.6% during the first quarter of 2026 but rose 14.9% in the second quarter of 2026. The index provided a total return of 9.6% for the six months ended June 30, 2026. Average fixed-income assets increased 2% for both the three and six months ended June 30, 2026, as compared to the same periods in 2025. Period-end fixed-income assets increased 2% at June 30, 2026, as compared to June 30, 2025, primarily due to market appreciation, partially offset by net redemptions. After ending the fourth quarter of 2025 at 4.18%, yields on the 10-Year Treasury Note traded in a range between a

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
low of 4.26% and a high of 4.67%, ending the second quarter at 4.44%. Average alternative/private markets assets increased 11% and 6% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. Period-end alternative/private markets assets increased 4% at June 30, 2026, as compared to June 30, 2025, primarily due to the FCP acquisition, partially offset by net redemptions.
Results of Operations
Revenue. Revenue increased $77.9 million for the three-month period ended June 30, 2026, as compared to the same period in 2025, primarily due to (1) an increase in equity revenue of $33.5 million due to an increase in average equity assets, (2) an increase in money market revenue of $26.2 million due to an increase in average money market assets and (3) a $13.9 million increase due to the acquisition of FCP.
Revenue increased $133.3 million for the six-month period ended June 30, 2026, as compared to the same period in 2025, primarily due to (1) an increase in money market revenue of $59.5 million due to an increase in average money market assets, (2) an increase in equity revenue of $58.6 million due to an increase in average equity assets and (3) a $13.9 million increase due to the acquisition of FCP.
For the six-month periods ended June 30, 2026 and 2025, Federated Hermes’ ratio of revenue to average managed assets was 0.21% and 0.20%, respectively. The increase in the rate was primarily due to an increase in revenue from higher average equity assets and a change in the mix of asset classes of money market assets during the first six months of 2026 compared to the same period in 2025.
Operating Expenses. Total Operating Expenses for the three-month period ended June 30, 2026 increased $62.1 million, as compared to the same period in 2025. Distribution expense increased $22.4 million primarily due to higher average money market fund assets. Compensation and Related expense increased $16.7 million primarily due to FCP-acquisition-related compensation ($6.5 million) and an increase of $5.0 million in regular compensation, including FCP compensation. Other expense increased $9.2 million primarily due to fluctuations in foreign currency exchange rates. Professional Service Fees increased $7.0 million primarily due to fees of $4.7 million incurred as a result of the acquisition of FCP. Intangible Asset Related expense increased $2.9 million primarily due to $3.0 million of amortization of intangible assets associated with the FCP acquisition.
Total Operating Expenses for the six-month period ended June 30, 2026 increased $123.0 million, as compared to the same period in 2025. Distribution expense increased $49.0 million primarily due to higher average money market fund assets. Compensation and Related expense increased $27.5 million primarily due to (1) higher incentive compensation ($10.5 million), (2) an increase of $6.8 million in regular compensation, including FCP compensation and (3) FCP-acquisition-related compensation ($6.5 million). Other expense increased $27.4 million primarily due to (1) a value added tax (VAT) refund received in 2025 related to amended VAT filings in the U.K. ($12.9 million) and (2) fluctuations in foreign currency exchange rates ($12.2 million). Professional Service Fees increased $9.8 million primarily due to fees incurred as a result of the acquisition of FCP ($6.2 million) and an increase in costs related to global technology projects ($2.2 million). Intangible Asset Related expense increased $3.1 million primarily due to $3.0 million of amortization of intangible assets associated with the FCP acquisition.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net decreased $2.6 million for the three-month period ended June 30, 2026, as compared to the same period in 2025. The decrease is primarily due to a $2.0 million decrease in Investment Income, net.
Nonoperating Income (Expenses), net decreased $3.4 million for the six-month period ended June 30, 2026, as compared to the same period in 2025. The decrease is primarily due to (1) a $2.3 million decrease in Investment Income, net and (2) a $1.2 million decrease in Gain (Loss) on Securities, net from a smaller increase in the market value of investments in the first six months of 2026 compared to the increase in the market value of investments during the same period in 2025.
Income Taxes. The income tax provision was $37.2 million for the three-month period ended June 30, 2026, as compared to $34.1 million for the same period in 2025. The increase in the income tax provision was primarily due to increased U.S. pre-tax income in 2026. The effective tax rate was 25.8% for the three-month period ended June 30, 2026, as compared to 26.1% for the same period in 2025. The decrease in the effective tax rate was primarily due to a valuation allowance on foreign deferred tax assets and lower foreign losses in the three-month period ended June 30, 2026 as compared to the same period in 2025.
The income tax provision was $71.0 million for the six-month period ended June 30, 2026, as compared to $66.3 million for the same period in 2025. The increase in the income tax provision was primarily due to increased U.S. pre-tax income in 2026. The effective tax rate was 25.9% for the six-month period ended June 30, 2026, as compared to 24.8% for the same period in 2025.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
The increase in the effective tax rate was primarily due to a valuation allowance on foreign deferred tax assets and increased foreign losses in the six months ended June 30, 2026 as compared to the same period in 2025.
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
Net Income Attributable to Federated Hermes, Inc. Net income increased $13.3 million for the three-month period ended June 30, 2026, as compared to the same period in 2025, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended June 30, 2026 increased $0.22, as compared to the same period in 2025, due to increased net income ($0.16) and a decrease in the shares outstanding resulting from share repurchases ($0.06).
Net income increased $8.6 million for the six-month period ended June 30, 2026, as compared to the same period in 2025, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the six-month period ended June 30, 2026 increased $0.25, as compared to the same period in 2025, due to a decrease in shares outstanding resulting from share repurchases ($0.14) and increased net income ($0.11).
Liquidity and Capital Resources
Liquid Assets. At June 30, 2026, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $537.5 million, as compared to $769.4 million at December 31, 2025. The change in liquid assets is discussed below.
At June 30, 2026, Federated Hermes’ liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries, China and certain other countries subject to economic sanctions. Federated Hermes’ experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $266 million in AUM) that meet the requirements of Rule 2a-7 under the 1940 Act (Rule 2a-7) or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes’ credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $109.7 million for the six months ended June 30, 2026, as compared to $33.1 million for the same period in 2025. The increase in cash provided was primarily due to (1) an increase in cash received related to the $133.3 million increase in revenue previously discussed and (2) an increase of $51.7 million in cash due to a decrease in net purchases of trading securities for the six months ended June 30, 2026 as compared to the same period in 2025. These were partially offset by (1) an increase in cash paid related to the $49.0 million increase in Distribution expense previously discussed and (2) an increase of $21.9 million in cash paid for incentive compensation for the six months ended June 30, 2026 as compared to the same period in 2025.
Cash Used by Investing Activities. During the six-month period ended June 30, 2026, net cash used by investing activities was $215.1 million due primarily to cash paid for the FCP acquisition, net of cash acquired. See Note (4) to the Consolidated Financial Statements for additional information on the FCP acquisition.
Cash Used by Financing Activities. During the six-month period ended June 30, 2026, net cash used by financing activities was $174.2 million due primarily to (1) $128.7 million of treasury stock purchases, (2) $54.7 million or $0.72 per share of dividends paid to holders of Federated Hermes common shares and (3) $13.9 million of distributions to noncontrolling interests in subsidiaries. These were partially offset by $22.8 million of contributions from noncontrolling interests in subsidiaries.
Borrowings. On March 17, 2022, pursuant to the Note Purchase Agreement, Federated Hermes issued unsecured senior Notes in the aggregate amount of $350 million at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. The entire principal amount of the $350 million Notes will become due March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
$350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of June 30, 2026, the outstanding balance of the $350 million Notes, net of unamortized issuance costs in the amount of $1.5 million, was $348.5 million and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were, or will be, used to supplement cash flow from operations, to fund share repurchases and potential acquisitions, to pay down outstanding debt and for other general corporate purposes. See Note (11) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
As of June 30, 2026, Federated Hermes’ Credit Agreement consists of a $350 million revolving credit facility with an additional $225 million available via an optional increase (or accordion) feature. Borrowings under the Credit Agreement may be used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of June 30, 2026, Federated Hermes had $350 million available to borrow under the Credit Agreement and an additional $225 million available via its optional accordion feature. See Note (11) to the Consolidated Financial Statements for additional information on the Credit Agreement.
Both the Note Purchase Agreement and Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the six months ended June 30, 2026. An interest coverage ratio of at least 4 to 1 is required for both the Note Purchase Agreement and the Credit Agreement and, as of June 30, 2026, Federated Hermes’ interest coverage ratio was 52 to 1. A leverage ratio of no more than 3 to 1 is required for the Note Purchase Agreement and no more than 3.25 to 1 is required for the Credit Agreement. As of June 30, 2026, Federated Hermes’ leverage ratio was 0.55 to 1.
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
Future Cash Needs. Management expects that principal uses of cash will include funding business acquisitions and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, paying debt obligations, paying taxes, repurchasing company stock, developing and seeding new offerings, modifying existing offerings and relationships and maintaining regulatory liquidity and capital requirements. In addition, Federated Hermes expects to invest approximately $296 million (including the allocation of approximately $205 million in existing technology-related overhead, primarily the compensation expense of existing employees, and an external spend of approximately $91 million) over the next three years to support a number of planned technology-driven initiatives. Any number of factors may cause Federated Hermes’ future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees can continue to increase.
On July 30, 2026, the board of directors declared a $0.38 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of August 7, 2026 to be paid on August 14, 2026.
After evaluating Federated Hermes’ existing liquid assets, expected continuing cash flow from operations, its borrowing capacity under the Credit Agreement and its ability to obtain additional financing arrangements and issue debt or stock, management believes it will have sufficient liquidity to meet both its short-term and reasonably foreseeable long-term cash needs.
Financial Position
The following discussion summarizes significant changes in assets and liabilities that are not discussed elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Note (4) to the Consolidated Financial Statements for additional information on the FCP acquisition.
Investments—Consolidated Investment Companies at June 30, 2026 increased $33.4 million from December 31, 2025 primarily due to the consolidation of two VREs and a VIE in the first half of 2026 ($29.6 million).

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Receivables, net at June 30, 2026 increased $25.2 million from December 31, 2025 primarily due to 1) the reclassification of the insurance reimbursement receivable (see Note (17)) from a long-term receivable to a short-term receivable ($15.9 million) and 2) an increase in receivables acquired in connection with the FCP acquisition ($8.8 million).
Goodwill at June 30, 2026 increased $229.0 million from December 31, 2025 primarily due to the FCP acquisition.
Intangible Assets, net at June 30, 2026 increased $90.3 million from December 31, 2025 primarily due to the FCP acquisition.
Other Long-Term Assets at June 30, 2026 decreased $11.5 million from December 31, 2025 primarily due to the aforementioned reclassification of the insurance reimbursement receivable.
Accrued Compensation and Benefits at June 30, 2026 decreased $68.3 million from December 31, 2025 primarily due to the 2025 accrued annual incentive compensation being paid in the first quarter of 2026 ($149.2 million), partially offset by 2026 incentive compensation accruals recorded at June 30, 2026 ($79.8 million).
Other Long-Term Liabilities at June 30, 2026 increased $32.5 million from December 31, 2025 primarily due to estimated contingent payments in connection with the FCP acquisition. See Note (9) to the Consolidated Financial Statements for additional information.
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
Of the significant accounting policies described in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2025, management believes that certain indefinite-lived intangible assets included in its Goodwill and Intangible Assets policy involves a higher degree of judgment and complexity. See Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2025, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section Critical Accounting Policies for a complete discussion of this policy.
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
During the quarter ended June 30, 2026, management did not identify any indicators for potential impairment of the indefinite-lived intangible asset related to the FHL right to manage public fund assets.
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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2026, there were no material changes to Federated Hermes’ exposures to market risk that would require an update to the disclosures provided in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2025.
Part I, Item 4. Controls and Procedures
(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes’ President and CEO and Chief Financial Officer, of the effectiveness of Federated Hermes’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. Federated Hermes completed the FCP acquisition during the three months ended June 30, 2026. As such, the scope of Federated Hermes’ assessment of the effectiveness of its disclosure controls and procedures did not include the internal controls over financial reporting at FCP. FCP represented less than 1% of both Federated Hermes’ total and net assets as of June 30, 2026 and less than 3% of both Federated Hermes’ total revenue and net income for the three months ended June 30, 2026. This exclusion is consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of Federated Hermes’ assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. Based upon that evaluation, the President and CEO and the Chief Financial Officer concluded that Federated Hermes’ disclosure controls and procedures were effective at June 30, 2026.
(b)There has been no change in Federated Hermes’ internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, Federated Hermes’ internal control over financial reporting.
Part II, Item 1. Legal Proceedings
Information regarding this Item is contained in Note (17) to the Consolidated Financial Statements.
Part II, Item 1A. Risk Factors
There are no material changes to the risk factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2025.
Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 9, 2026, in connection with the closing of Federated Hermes’ acquisition of an 80% interest in FCP, Federated Hermes issued 406,150 shares of its Class B common stock, no par value, to the FCP selling parties as partial consideration for the transaction. The shares had an aggregate fair value of approximately $23.1 million on the closing date. No underwriters or placement agents were involved, and no underwriting discounts or commissions were paid, in connection with the issuance.
The issuance was not conducted through a general solicitation or advertising. The issuance of the shares was exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act. Each of the recipients of shares in this issuance represented to Federated Hermes that it is an “accredited investor” as defined in Rule 501(a) of Regulation D under the Securities Act, that it had adequate access to information about Federated Hermes, and that the acquired stock was acquired for each selling parties’ own account, for investment purposes only, and not with a present view towards the public sale or distribution thereof within the meaning of the Securities Act. The shares issued bear appropriate legends.
No cash proceeds were received by Federated Hermes in connection with this issuance, as the shares were issued solely as non-cash consideration for the acquisition.

The following table summarizes stock repurchases under Federated Hermes’ share repurchase program during the second quarter 2026.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April[2]	21,510	$2.24	0	3,406,622
May[2]	927,667	53.63	900,000	2,506,622
June[2]	170,628	53.42	160,000	2,346,622
Total	1,119,805	$52.61	1,060,000	2,346,622
1    In July 2025, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of June 30, 2026. See Note (13) to the Consolidated Financial Statements for additional information.
2    In April, May, and June 2026, 21,510, 27,667 and 10,628 shares of Class B common stock with a weighted-average price per share of $2.24, $1.79 and $1.69 were repurchased as a result of employee-forfeited restricted stock.
Part II, Item 5. Other Information
INSIDER TRADING ARRANGEMENTS
While certain officers have elected in advance to satisfy tax obligations arising from the vesting of awards of periodic and bonus restricted Federated Hermes Class B Common Stock through the sale of sufficient shares of such stock necessary to satisfy such tax obligations in the open-market, no director or officer adopted, modified or terminated a Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading arrangement during the fiscal quarter ended June 30, 2026.
Part II, Item 6. Exhibits
The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:
Exhibit 2.1    Second Amendment, dated July 8, 2026, to the Sale and Purchase Agreement, among Federated Hermes, Inc., Federated Hermes FCP Fund Manager, L.P. (formerly known as FCP Fund Manager, L.P.), the parties identified as Management Company Sellers therein, the parties identified as Selling Principals therein, and a Management Company Sellers’ Representative, solely in its capacity as the representative of the Selling Parties. (filed herewith)
Exhibit 31.1     Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
Exhibit 31.2     Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
Exhibit 32     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
Exhibit 101.INS     Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Federated Hermes, Inc.
(Registrant)

Date	July 31, 2026	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	July 31, 2026	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer