Form 10-Q
period 2026-09-30
FEDERATED HERMES, INC.
filed 2026-10-30
CIK 1056288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 23, 2026, the Registrant had outstanding 9,000 shares of Class A common stock and 73,921,682 shares of Class B common stock.

FORWARD-LOOKING STATEMENTS
Certain statements in this report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that can cause the actual results, levels of activity, performance or achievements of Federated Hermes, Inc. and its consolidated subsidiaries (collectively, Federated Hermes), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “forecast,” “project,” “predict,” “trend,” “approximate,” “potential,” “opportunity,” “believe,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “projection,” “plan,” “assume,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “can,” “may,” and similar expressions. Among other forward-looking statements, such statements include certain statements relating to, or, as applicable, statements concerning management’s assessments, beliefs, expectations, assumptions, judgments, projections or estimates regarding: asset flows, levels, values and mix and their impact; the possibility and potential impact of impairments; business mix; the level, timing, degree and impact of changes in interest rates or gross or net yields; potential exercise of lease renewal options; money market funds’ potential yield advantage in a falling interest rate environment; fee rates and recognition; sources, levels and recognition of revenues, expenses, gains, losses, income and earnings; the level and impact of reimbursements, rebates or assumptions of fund-related expenses and fee waivers for competitive reasons such as to maintain positive or zero net yields (Voluntary Yield-related Fee Waivers), to maintain certain fund expense ratios, to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers); whether, under what circumstances and the degree to which Fee Waivers can be implemented; the impact of market volatility, liquidity, geopolitical or other unexpected events, and other market conditions; whether performance fees or carried interest will be earned or clawed back; whether and when capital contributions can be made, the possible availability of insurance and probability of insurance reimbursements or recoveries in connection with indemnification obligations or other claims; the components and level of, and prospect for, distribution-related expenses; guarantee and indemnification obligations; the impact of acquisitions on Federated Hermes’ growth, including expansion into different markets in the United States (U.S.) and the possibility of further acceleration of growth in markets outside the U.S.; fair value assessments and determinations; allocation of acquisition purchase price payments and other consideration; the timing and amount of acquisition-related payment obligations; the timing for exercising certain put or call rights; payment obligations pursuant to employment or incentive and business arrangements; vesting rights and requirements; business and market expansion opportunities; interest and principal payments or expenses; taxes, tax rates, and the impact of tax law changes; borrowing, debt, future cash needs and principal uses of cash, cash flows and liquidity, including the amount and timing of expected future capital expenditures; the amount, timing and impact of investments in planned technology-driven initiatives; the ability to raise additional capital; type, classification and consolidation of investments; uses of treasury stock; Federated Hermes’ product, strategy, and other service (as applicable, offering) and market performance and Federated Hermes’ performance indicators; investor preferences; offering demand, distribution, development and restructuring initiatives and related planning and timing; the effect, and degree of impact, of changes in customer relationships; the outcome and impact of legal proceedings; regulatory matters and potential deregulation, including the pace, level, focus, scope, timing, impact, effects and other consequences of regulatory matters; dedication of resources; accounting-related assessments, judgements and determinations; compliance, and related legal, compliance and other professional services expenses; and interest rate, concentration, market, currency and other risks and their impact. Any forward-looking statement is inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond Federated Hermes’ control. Among other risks and uncertainties, market conditions can change significantly and impact Federated Hermes’ business and results, including by changing Federated Hermes’ asset flows, levels, and mix, and business mix, which can cause a decline in revenues and net income, result in impairments and change the amount of Fee Waivers incurred by Federated Hermes. The obligation to make purchase price payments in connection with acquisitions is subject to certain adjustments and conditions, and the obligation to make contingent payments is based on net revenue levels, fundraising levels or other financial thresholds, and will be affected by the achievement of such levels or thresholds. The obligation to make additional payments pursuant to employment or incentive arrangements is based on satisfaction of certain conditions set forth in those arrangements or consideration of certain performance measures. Future cash needs, cash flows and uses of cash will be impacted by a variety of factors, including the number and size of any acquisitions, Federated Hermes’ success in developing, structuring and distributing its offerings, potential changes in assets under management (AUM) and/or changes in the terms of distribution and shareholder services contracts with intermediary customers who sell Federated Hermes’ offerings to other customers, and potential increased legal, compliance and other professional services expenses stemming from additional or modified regulation or the dedication of such resources to other initiatives. Federated Hermes’ risks and uncertainties also include liquidity and credit risks in Federated Hermes’ money market funds and revenue risk, which will be affected by yield levels in money market fund offerings, Fee Waivers, changes in fair values of AUM, any additional regulatory reforms, investor preferences and confidence, and the ability of Federated Hermes to collect fees in connection with the management of such offerings. Many of these factors can be more likely to occur as a result of continued scrutiny of the mutual fund industry by domestic or foreign regulators, and any disruption in global financial markets. As a result, no assurance can be given as to future results, levels of activity, performance or achievements, and neither Federated Hermes nor any other person assumes responsibility for the accuracy and completeness, or updating, of such statements in the future. For more information on these items and additional risks that can impact the forward-looking statements, see Item 1A - Risk Factors included in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2025.

Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$373,664	$582,542
Investments—Consolidated Investment Companies	149,781	85,501
Investments—Affiliates and Other	56,826	56,254
Receivables, net of reserve of $21 and $21, respectively	74,010	47,553
Receivables—Affiliates	46,073	42,225
Prepaid Expenses	39,638	36,832
Other Current Assets	2,606	12,885
Total Current Assets	742,598	863,792
Long-Term Assets
Goodwill	1,114,261	852,102
Intangible Assets, net of accumulated amortization of $108,498 and $95,365, respectively	385,072	331,510
Property and Equipment, net of accumulated depreciation of $87,234 and $86,955, respectively	49,130	24,838
Right-of-Use Assets, net	122,251	95,793
Other Long-Term Assets	53,765	61,302
Total Long-Term Assets	1,724,479	1,365,545
Total Assets	$2,467,077	$2,229,337
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses	$97,570	$99,046
Accrued Compensation and Benefits	146,992	176,329
Lease Liabilities	19,872	20,147
Other Current Liabilities	35,215	18,619
Total Current Liabilities	299,649	314,141
Long-Term Liabilities
Long-Term Debt	348,565	348,369
Long-Term Deferred Tax Liability, net	179,384	183,542
Long-Term Lease Liabilities	126,454	88,491
Other Long-Term Liabilities	50,162	31,317
Total Long-Term Liabilities	704,565	651,719
Total Liabilities	1,004,214	965,860
Commitments and Contingencies (Note (18))
TEMPORARY EQUITY
Redeemable Noncontrolling Interests in Subsidiaries	171,943	66,529
PERMANENT EQUITY
Federated Hermes, Inc. Shareholders’ Equity
Common Stock:
Class A, No Par Value, 20,000 Shares Authorized, 9,000 Shares Issued and Outstanding	189	189
Class B, No Par Value, 900,000,000 Shares Authorized, 99,505,456 Shares Issued	556,792	532,413
Additional Paid-In Capital	15,070	0
Retained Earnings	1,752,262	1,531,076
Treasury Stock, at Cost, 25,583,774 and 23,118,490 Shares Class B Common Stock, respectively	(1,031,794)	(873,214)
Accumulated Other Comprehensive Income (Loss), net of tax	(1,599)	6,484
Total Permanent Equity	1,290,920	1,196,948
Total Liabilities, Temporary Equity and Permanent Equity	$2,467,077	$2,229,337
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Income
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue
Investment Advisory Fees, net—Affiliates	$276,938	$244,712	$797,278	$693,432
Investment Advisory Fees, net—Other	69,853	65,654	206,642	191,829
Administrative Service Fees, net—Affiliates	110,492	107,234	330,894	310,000
Other Service Fees, net—Affiliates	46,210	41,332	137,199	102,641
Other Service Fees, net—Other	3,836	10,514	17,049	19,928
Total Revenue	507,329	469,446	1,489,062	1,317,830
Operating Expenses
Compensation and Related	151,706	144,563	467,353	432,705
Distribution	122,038	113,569	369,548	312,052
Systems and Communications	26,156	26,023	78,570	73,730
Professional Service Fees	19,510	20,239	66,456	57,415
Office and Occupancy	9,522	10,129	29,419	29,991
Advertising and Promotional	5,548	5,264	16,975	15,985
Travel and Related	4,782	4,665	13,190	12,335
Intangible Asset Related	4,924	3,556	14,730	10,255
Other	9,836	11,986	20,302	(4,946)
Total Operating Expenses	354,022	339,994	1,076,543	939,522
Operating Income	153,307	129,452	412,519	378,308
Nonoperating Income (Expenses)
Investment Income, net	4,336	6,473	14,301	18,720
Gain (Loss) on Securities, net	(2,385)	7,632	8,634	19,807
Debt Expense	(3,165)	(3,182)	(9,509)	(9,531)
Other, net	(27)	(48)	(80)	(110)
Total Nonoperating Income (Expenses), net	(1,241)	10,875	13,346	28,886
Income Before Income Taxes	152,066	140,327	425,865	407,194
Income Tax Provision	41,187	34,232	112,226	100,532
Net Income Including the Noncontrolling Interests in Subsidiaries	110,879	106,095	313,639	306,662
Less: Net Income (Loss) Attributable to the Noncontrolling Interests in Subsidiaries	(1,006)	1,969	1,058	10,402
Net Income	$111,885	$104,126	$312,581	$296,260
Amounts Attributable to Federated Hermes, Inc.
Earnings Per Common Share—Basic and Diluted	$1.50	$1.34	$4.15	$3.75
Cash Dividends Per Share	$0.38	$0.34	$1.10	$0.99
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Income Including the Noncontrolling Interests in Subsidiaries	$110,879	$106,095	$313,639	$306,662

Other Comprehensive Income (Loss), net of tax
Permanent Equity
Foreign Currency Translation Gain (Loss)	(78)	(10,253)	(8,083)	37,496
Temporary Equity
Foreign Currency Translation Gain (Loss)	(433)	(690)	(1,884)	2,466
Other Comprehensive Income (Loss), net of tax	(511)	(10,943)	(9,967)	39,962
Comprehensive Income Including the Noncontrolling Interests in Subsidiaries	110,368	95,152	303,672	346,624
Less: Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests in Subsidiaries	(1,439)	1,279	(826)	12,868
Comprehensive Income Attributable to Federated Hermes, Inc.	$111,807	$93,873	$304,498	$333,756
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2025	$532,602	$0	$1,531,076	$(873,214)	$6,484	$1,196,948	$66,529
Net Income (Loss)	0	0	96,378	0	0	96,378	(432)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(8,902)	(8,902)	(850)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	1,461
Consolidation (Deconsolidation)	0	0	0	0	0	0	(132)
Stock Award Activity	12,272	0	(10,138)	10,152	0	12,286	0
Dividends Declared	0	0	(25,947)	0	0	(25,947)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(8,056)
Purchase of Treasury Stock	0	0	0	(66,443)	0	(66,443)	0
Balance at March 31, 2026	$544,874	$0	$1,591,369	$(929,505)	$(2,418)	$1,204,320	$58,520
Net Income (Loss)	0	0	104,318	0	0	104,318	2,496
Other Comprehensive Income (Loss), net of tax	0	0	0	0	897	897	(601)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	21,370
Stock Award Activity	6,218	(2,107)	0	2,397	0	6,508	0
Dividends Declared	0	0	(28,759)	0	0	(28,759)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(5,825)
Business Acquisition	0	10,369	1,765	12,753	0	24,887	68,204
Purchase of Treasury Stock	0	0	0	(59,481)	0	(59,481)	0
Balance at June 30, 2026	$551,092	$8,262	$1,668,693	$(973,836)	$(1,521)	$1,252,690	$144,164
Net Income (Loss)	0	0	111,885	0	0	111,885	(1,006)
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(78)	(78)	(433)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	48,365
Stock Award Activity	5,889	15	0	0	0	5,904	0
Dividends Declared	0	0	(28,316)	0	0	(28,316)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(12,654)
Business Acquisition	0	6,793	0	0	0	6,793	(6,493)
Purchase of Treasury Stock	0	0	0	(57,958)	0	(57,958)	0
Balance at September 30, 2026	$556,981	$15,070	$1,752,262	$(1,031,794)	$(1,599)	$1,290,920	$171,943

Consolidated Statements of Changes in Equity
(dollars in thousands)
(unaudited)
	Federated Hermes, Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), net of tax	Total Permanent Equity	Redeemable Noncontrolling Interests in Subsidiaries/ Temporary Equity
Balance at December 31, 2024	$503,524	$0	$1,256,603	$(632,838)	$(32,083)	$1,095,206	$55,514
Net Income (Loss)	0	0	101,134	0	0	101,134	2,742
Other Comprehensive Income (Loss), net of tax	0	0	0	0	15,167	15,167	1,066
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	16,235
Stock Award Activity	11,117	0	(12,440)	12,440	0	11,117	0
Dividends Declared	0	0	(25,302)	0	0	(25,302)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(8,367)
Purchase of Treasury Stock	0	0	0	(121,180)	0	(121,180)	0
Balance at March 31, 2025	$514,641	$0	$1,319,995	$(741,578)	$(16,916)	$1,076,142	$67,190
Net Income (Loss)	0	0	91,000	0	0	91,000	5,691
Other Comprehensive Income (Loss), net of tax	0	0	0	0	32,582	32,582	2,090
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	74,205
Stock Award Activity	6,377	6	(145)	147	0	6,385	0
Dividends Declared	0	0	(26,833)	0	0	(26,833)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(13,536)
Business Acquisition	0	0	0	0	0	0	27,353
Purchase of Treasury Stock	0	0	0	(65,171)	0	(65,171)	0
Balance at June 30, 2025	$521,018	$6	$1,384,017	$(806,602)	$15,666	$1,114,105	$162,993
Net Income (Loss)	0	0	104,126	0	0	104,126	1,969
Other Comprehensive Income (Loss), net of tax	0	0	0	0	(10,253)	(10,253)	(690)
Subscriptions—Redeemable Noncontrolling Interest Holders	0	0	0	0	0	0	67,660
Consolidation (Deconsolidation)	0	0	0	0	0	0	(157,007)
Stock Award Activity	5,656	0	0	0	0	5,656	0
Dividends Declared	0	0	(26,353)	0	0	(26,353)	0
Distributions to Noncontrolling Interests in Subsidiaries	0	0	0	0	0	0	(11,410)
Other	0	0	0	5	0	5	0
Balance at September 30, 2025	$526,674	$6	$1,461,790	$(806,597)	$5,413	$1,187,286	$63,515
(The accompanying notes are an integral part of these Consolidated Financial Statements.)

Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2026	2025
Operating Activities
Net Income Including the Noncontrolling Interests in Subsidiaries	$313,639	$306,662
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities
Depreciation and Amortization	19,767	16,686
Share-Based Compensation Expense	24,458	23,178
(Gain) Loss on Disposal of Assets	(6,697)	(6,077)
Provision (Benefit) for Deferred Income Taxes	(3,828)	19,948
Consolidation/(Deconsolidation) of Other Entities	0	(7,845)
Net Unrealized (Gain) Loss on Investments	(1,937)	(13,730)
Net Sales (Purchases) of Investments—Consolidated Investment Companies	(64,447)	(144,529)
Other Changes in Assets and Liabilities:
(Increase) Decrease in Receivables, net	807	(8,472)
(Increase) Decrease in Prepaid Expenses and Other Assets	7,270	(39,412)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(36,494)	(41,011)
Increase (Decrease) in Other Liabilities	(8,631)	30,747
Net Cash Provided (Used) by Operating Activities	243,907	136,145
Investing Activities
Purchases of Investments—Affiliates and Other	(8,930)	(5,608)
Cash Paid for Business Acquisitions, Net of Cash Acquired	(213,288)	(12,755)
Proceeds from Redemptions of Investments—Affiliates and Other	15,000	15,485
Cash Paid for Property and Equipment	(19,980)	(3,188)
Other Investing Activities	0	(6,028)
Net Cash Provided (Used) by Investing Activities	(227,198)	(12,094)
Financing Activities
Dividends Paid	(83,103)	(78,516)
Purchases of Treasury Stock	(186,127)	(185,676)
Distributions to Noncontrolling Interests in Subsidiaries	(26,535)	(33,313)
Contributions from Noncontrolling Interests in Subsidiaries	71,196	158,100
Other Financing Activities	320	8
Net Cash Provided (Used) by Financing Activities	(224,249)	(139,397)
Effect of Exchange Rates on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(2,578)	14,550
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(210,118)	(796)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, Beginning of Period	584,381	507,567
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	374,263	506,771
Less: Restricted Cash and Restricted Cash Equivalents Recorded in Other Long-Term Assets	599	492
Cash and Cash Equivalents	$373,664	$506,279
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
FCP Acquisition
On April 9, 2026, Federated Hermes completed the acquisition of an 80% interest in FCP Fund Manager, L.P. (FCP), a U.S.-based real estate investment manager. The transaction included $216.3 million in cash consideration and Federated Hermes Class B common stock with a fair value of $23.1 million that was issued at closing to the selling parties, as well as opportunities for the selling parties to earn contingent consideration of up to an aggregate of $82.0 million over multiple year periods, based on achieving certain financial thresholds. This transaction aligns with Federated Hermes’ strategy to expand its private markets and alternatives capabilities in the U.S.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Federated Hermes has expensed $16.1 million in transaction costs directly attributable to the FCP acquisition. Of this amount, $6.3 million and $3.3 million was expensed in 2026 and 2025, respectively, primarily recorded in Professional Service Fees and $6.5 million was expensed in 2026 in Compensation and Related expense on the Consolidated Statements of Income.
Federated Hermes performed a valuation of the fair value of the FCP acquisition. Due to the timing of the acquisition, the purchase price allocation for all assets and liabilities acquired is preliminary. During the third quarter 2026, Federated Hermes updated its preliminary purchase price allocation primarily due to a change in the allocation of forecasted revenues to certain intangible assets. This resulted in a $31.8 million decrease in an Indefinite-lived Intangible Asset and a corresponding increase to Goodwill with no impact to the Consolidated Statements of Income. Although additional adjustments to the preliminary valuation reflected in the Consolidated Financial Statements as of September 30, 2026 and for the three and nine months then ended are possible, Federated Hermes does not expect material adjustments in the final purchase price allocation.
The following table summarizes the updated preliminary purchase price allocation determined as of the acquisition date:

(in millions)
Cash and Cash Equivalents	$3.0
Goodwill[1]	265.0
Intangible Assets[2]	71.0
Other Assets	17.3
Less: Liabilities Assumed	(14.2)
Less: Fair Value of Redeemable Noncontrolling Interest in Subsidiary[3]	(68.4)
Total Purchase Price Consideration	$273.7
1    The goodwill recognized is attributable to revenue and growth opportunities from real estate funds and the assembled workforce of the FCP business and is deductible for tax purposes.
2    Intangible Assets include $69.0 million made up primarily of customer relationships with a weighted-average useful life of 5.8 years and $2.0 million for an indefinite-lived customer contract, all of which are recorded in Intangible Assets, net on the Consolidated Balance Sheets.
3    The fair value of the noncontrolling interest was determined utilizing the market approach and consideration of the overall business enterprise value.
(5) Revenue from Contracts with Customers
The following table presents Federated Hermes’ revenue disaggregated by asset class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Money Market	$251,930	$245,282	$761,750	$694,628
Equity	161,761	135,043	458,393	371,945
Fixed-Income	49,545	49,586	147,266	147,306
Other	44,093	39,535	121,653	103,951
Total Revenue	$507,329	$469,446	$1,489,062	$1,317,830
The following table presents Federated Hermes’ revenue disaggregated by performance obligation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Investment Advisory	$346,791	$310,366	$1,003,920	$885,261
Administrative Services	110,492	107,234	330,894	310,000
Distribution	39,249	39,225	121,034	96,312
Other	10,797	12,621	33,214	26,257
Total Revenue	$507,329	$469,446	$1,489,062	$1,317,830
For the three- and nine-month periods ended September 30, 2026, Federated Hermes recorded performance fees, including carried interest, of $0.7 million and $2.5 million, respectively, which were recorded at a point in time and included in the investment advisory performance obligation. For the three- and nine-month periods ended September 30, 2025, Federated

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Hermes recorded performance fees, including carried interest, of $3.6 million and $11.0 million, respectively, which were recorded at a point in time and included in the investment advisory performance obligation.
The following table presents Federated Hermes’ revenue disaggregated by offering type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Federated Hermes Funds	$433,639	$393,278	$1,265,370	$1,106,073
Separate Accounts	69,854	65,654	206,643	191,829
Other	3,836	10,514	17,049	19,928
Total Revenue	$507,329	$469,446	$1,489,062	$1,317,830
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
Federated Hermes expects to recognize revenue in the future related to the unsatisfied portion of certain services, primarily stewardship services, real estate development performance obligations and renewable energy project development obligations at September 30, 2026. Generally, contracts are billed in arrears on a quarterly basis and have a three-year duration, after which the customer can terminate the agreement with notice, generally from three to 12 months. Based on existing contracts and the applicable foreign exchange rates as of September 30, 2026, Federated Hermes may recognize future fixed revenue from these services as presented in the following table:

(in thousands)
Remainder of 2026	$3,705
2027	6,504
2028	1,235
2029 and Thereafter	1,073
Total Remaining Unsatisfied Performance Obligations	$12,517
(6) Concentration Risk
(a) Revenue Concentration by Asset Class
The following table presents Federated Hermes’ significant revenue concentration by asset class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Money Market	49%	52%	51%	53%
Equity	32%	29%	31%	28%
Fixed-Income	10%	11%	10%	11%
(b) Revenue Concentration by Investment Offering
The following table presents Federated Hermes’ revenue concentration by investment offering:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Federated Hermes Government Obligations Fund	16%	17%	17%	16%
Federated Hermes Prime Cash Obligations Fund	10%	11%	11%	11%
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(c) Revenue Concentration by Intermediary
Approximately 10% of Federated Hermes’ total revenue for the three- and nine-month periods ended September 30, 2026 and 9% for the three- and nine-month periods ended September 30, 2025, was derived from services provided to one intermediary, Edward Jones. Significant negative changes in Federated Hermes’ relationship with this intermediary can have a material adverse effect on Federated Hermes’ future revenues and, to a lesser extent, net income due to a related reduction in distribution expenses associated with this intermediary.
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
In the ordinary course of business, Federated Hermes can implement fee waivers, rebates or expense reimbursements for various Federated Hermes Funds for competitive reasons (such as waivers to maintain the yields of certain money market funds at or above zero (Voluntary Yield-related Fee Waivers) or to maintain certain fund expense ratios), to meet regulatory requirements or to meet contractual requirements (collectively, Fee Waivers). For the three and nine months ended September 30, 2026, Fee Waivers totaled $109.3 million and $329.6 million, respectively, of which $81.1 million and $247.0 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance. For the three and nine months ended September 30, 2025, Fee Waivers totaled $112.4 million and $323.7 million, respectively, of which $83.6 million and $241.0 million, respectively, related to money market funds which meet the scope exception of the consolidation guidance.
Like other sponsors of investment companies, Federated Hermes in the ordinary course of business could make capital contributions to certain affiliated money market Federated Hermes Funds in connection with the reorganization of such funds into certain other affiliated money market Federated Hermes Funds or in connection with the liquidation of money market Federated Hermes Funds. In these instances, such capital contributions typically are intended to either offset realized losses or other permanent impairments to a fund’s net asset value (NAV), increase the market-based NAV per share of the fund’s portfolio that is being reorganized to equal the market-based NAV per share of the acquiring fund or to bear a portion of expenses relating to a fund liquidation. Under current money market fund regulations and Securities and Exchange Commission (SEC) guidance, Federated Hermes is required to report these types of capital contributions to U.S. money market mutual funds to the SEC as financial support to the investment company that is being reorganized or liquidated. There were no such contributions for the nine months ended September 30, 2026 and 2025.
In accordance with Federated Hermes’ consolidation accounting policy, Federated Hermes first determines whether the entity being evaluated is a VRE or a VIE. Once this determination is made, Federated Hermes proceeds with its evaluation of whether to consolidate the entity. The disclosures below represent the results of such evaluations as of September 30, 2026 and December 31, 2025.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(b) Consolidated Variable Interest Entities
As of the periods ended September 30, 2026 and December 31, 2025, Federated Hermes was deemed to be the primary beneficiary of, and therefore consolidated, certain entities as a result of its controlling financial interest. The following table presents the balances related to the consolidated VIEs that were included on the Consolidated Balance Sheets as well as Federated Hermes’ net interest in the consolidated VIEs for each period presented:

(in millions)	September 30, 2026	December 31, 2025
Cash and Cash Equivalents	$7.3	$7.4
Investments—Consolidated Investment Companies	110.8	81.0
Receivables—Affiliates	0.4	0.1
Other Current Assets	1.0	0.5
Other Long-Term Assets	24.7	22.7
Less: Liabilities	(15.1)	(13.1)
Less: Redeemable Noncontrolling Interests in Subsidiaries	(78.3)	(44.0)
Federated Hermes’ Net Interest in VIEs	$50.8	$54.6
Federated Hermes’ net interest in the consolidated VIEs represents the value of Federated Hermes’ economic ownership interest in those VIEs. During the nine months ended September 30, 2026, Federated Hermes consolidated one additional VIE. There was no material impact to the Consolidated Statements of Income as a result of this consolidation. There were no other new consolidations or deconsolidations during the nine months ended September 30, 2026.
As of the periods ended September 30, 2026 and December 31, 2025, a Federated Hermes consolidated VIE held foreign currency forwards, which are subject to a master netting agreement, entered into as part of the consolidated VIE’s strategy. At September 30, 2026 these foreign currency forwards had an asset balance of $12.8 million and an offsetting liability balance of $12.8 million, which was recorded net in Other Current Assets on the Consolidated Balance Sheets. At December 31, 2025 these foreign currency forwards had an asset balance of $11.9 million and an offsetting liability balance of $11.9 million, which was recorded net in Other Current Liabilities on the Consolidated Balance Sheets.
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
Federated Hermes’ maximum risk of loss related to investments in variable interests in non-consolidated VIEs was $42.4 million and $156.8 million (primarily recorded in Cash and Cash Equivalents on the Consolidated Balance Sheets) at September 30, 2026 and December 31, 2025, respectively, and was entirely related to Federated Hermes Funds. AUM for these non-consolidated Federated Hermes Funds totaled $2.3 billion and $12.3 billion at September 30, 2026 and December 31, 2025, respectively. Of the Receivables—Affiliates at September 30, 2026 and December 31, 2025, $1.3 million and $2.0 million, respectively, was related to non-consolidated VIEs and represented Federated Hermes’ maximum risk of loss from non-consolidated VIE receivables.
(8) Investments
At September 30, 2026 and December 31, 2025, Federated Hermes held investments in non-consolidated fluctuating-value Federated Hermes Funds of $50.2 million and $50.1 million, respectively, primarily in mutual funds which represent equity investments for Federated Hermes, and held investments in Separate Accounts of $6.6 million and $6.2 million at September 30, 2026 and December 31, 2025, respectively, that were included in Investments—Affiliates and Other on the Consolidated Balance Sheets. Federated Hermes’ investments held in Separate Accounts as of September 30, 2026 and December 31, 2025 were primarily composed of stocks of large domestic and foreign companies ($4.4 million and $3.9 million, respectively) and domestic debt securities ($1.6 million and $1.7 million, respectively).
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The investments held by consolidated Federated Hermes Funds as of September 30, 2026 and December 31, 2025, were composed of foreign and domestic debt securities ($132.6 million and $73.4 million, respectively), stocks of large foreign and domestic companies ($13.7 million and $7.6 million, respectively), stocks of small and mid-sized domestic and foreign companies ($4.5 million as of December 31, 2025) and mutual funds ($3.5 million as of September 30, 2026).
The following table presents gains and losses recognized in Gain (Loss) on Securities, net on the Consolidated Statements of Income in connection with Federated Hermes’ investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Investments—Consolidated Investment Companies
Net Unrealized Gains (Losses)	$(2,748)	$1,149	$(522)	$7,902
Net Realized Gains (Losses)[1]	1,670	674	2,581	2,625
Net Gains (Losses) on Investments—Consolidated Investment Companies	(1,078)	1,823	2,059	10,527
Investments—Affiliates and Other
Net Unrealized Gains (Losses)	(2,630)	3,638	2,459	5,828
Net Realized Gains (Losses)[1]	1,323	2,171	4,116	3,452
Net Gains (Losses) on Investments—Affiliates and Other	(1,307)	5,809	6,575	9,280
Gain (Loss) on Securities, net	$(2,385)	$7,632	$8,634	$19,807
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(a) Fair Value Measurements on a Recurring Basis
The following table presents fair value measurements for classes of Federated Hermes’ financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2026
Financial Assets
Cash and Cash Equivalents	$373,664	$0	$0	$373,664
Investments—Consolidated Investment Companies	16,590	133,191	0	149,781
Investments—Affiliates and Other	54,504	2,316	6	56,826
Other[1]	651	0	0	651
Total Financial Assets	$445,409	$135,507	$6	$580,922

Total Financial Liabilities[2]	$0	$0	$41,479	$41,479

December 31, 2025
Financial Assets
Cash and Cash Equivalents	$582,542	$0	$0	$582,542
Investments—Consolidated Investment Companies	11,432	74,069	0	85,501
Investments—Affiliates and Other	53,872	2,364	18	56,254
Other[1]	11,966	0	0	11,966
Total Financial Assets	$659,812	$76,433	$18	$736,263

Total Financial Liabilities	$0	$44	$0	$44
1    Amounts primarily consist of deposits.
2    Amount consists of acquisition-related future contingent consideration.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis. Federated Hermes did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at September 30, 2026 or December 31, 2025.
Cash and Cash Equivalents
Cash and Cash Equivalents include investments in money market funds and deposits with banks. Investments in money market funds totaled $338.9 million and $545.4 million at September 30, 2026 and December 31, 2025, respectively. Cash investments in publicly available money market funds are valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

Acquisition-Related Future Contingent Consideration Liabilities
From time to time, pursuant to agreements entered into in connection with certain business combinations and asset acquisitions, Federated Hermes can be required to make future consideration payments if certain contingencies are met. In connection with certain business combinations, Federated Hermes records a liability representing the estimated fair value of future consideration payments as of the acquisition date. The liability is subsequently re-measured at fair value on a recurring basis with changes in fair value recorded in earnings. As of September 30, 2026, acquisition-related future consideration liabilities of $18.1 million and $23.4 million were recorded in Other Current Liabilities and Other Long-Term Liabilities, respectively, on the Consolidated Balance Sheets and are primarily related to the FCP acquisition. Management estimated the fair value of future consideration payments using an income approach valuation methodology with unobservable data inputs (Level 3) including revenue and fundraising forecasts and discount rates ranging from 13% to 16% with a weighted average of 16%.
The following table presents a reconciliation of the beginning and ending balances for Federated Hermes’ liability for future consideration payments related to these business combinations:

(in thousands)
Balance at December 31, 2025	$0
Acquisition	39,045
Changes in Fair Value	2,434
Balance at September 30, 2026	$41,479
Investments using Practical Expedients
For investments in mutual funds that are not publicly available but for which the NAV is calculated monthly and for which there are redemption restrictions, the investments are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. These investments totaled $22.0 million at both September 30, 2026 and December 31, 2025 and were recorded in Other Long-Term Assets on the Consolidated Balance Sheets.
(b) Fair Value Measurements on a Nonrecurring Basis
Federated Hermes did not hold any assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2026 and December 31, 2025.
(c) Fair Value Measurements of Other Financial Instruments
The fair value of Federated Hermes’ debt is estimated by management using observable market data (Level 2). Based on this fair value estimate, the carrying value of debt appearing on the Consolidated Balance Sheets approximates fair value.
(10) Intangible Assets, including Goodwill
Intangible Assets, net at September 30, 2026 increased $53.6 million from December 31, 2025 primarily due to intangible assets recorded in connection with the FCP acquisition ($71.0 million), partially offset by a decrease due to amortization expense ($14.7 million).
Goodwill at September 30, 2026 increased $262.2 million from December 31, 2025 primarily due to $265.0 million of goodwill recorded in connection with the FCP acquisition.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(11) Debt
Unsecured Senior Notes
On March 17, 2022, Federated Hermes entered into a Note Purchase Agreement (Note Purchase Agreement) by and among Federated Hermes and the purchasers of certain unsecured senior notes in the aggregate amount of $350 million ($350 million Notes), at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. The Note Purchase Agreement is recorded, net of unamortized issuance costs, in Long-Term Debt on the Consolidated Balance Sheets and was $348.6 million and $348.4 million at September 30, 2026 and December 31, 2025, respectively.
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
The Note Purchase Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all of its covenants at and during the nine-month period ended September 30, 2026. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
As of September 30, 2026, the interest on borrowings from the revolving credit facility is calculated at either a term Secured Overnight Financing Rate (SOFR) or a base rate, in each case plus a margin based on applicable debt ratings (i.e., rating of Federated Hermes’ senior unsecured long-term debt or long-term counterparty credit by Moody’s Investor Service, Inc., Standard & Poor’s Ratings Services, or Fitch Ratings Inc.). The borrowings under the revolving credit facility may include up to $50 million for which interest is calculated at the daily SOFR plus a spread unless a base rate option is elected (Swing Line).
The Credit Agreement, which expires on May 1, 2031, has no principal payment schedule, but instead requires that any outstanding principal be repaid by the expiration date. Federated Hermes, however, can elect to make discretionary principal payments. There was no activity on the Credit Agreement during the nine months ended September 30, 2026.
As of September 30, 2026 and December 31, 2025, there were no outstanding borrowings under the revolving credit facility. The commitment fee under the Credit Agreement is 0.10% per annum on the daily unused portion of each Lender’s

Notes to the Consolidated Financial Statements (continued)
(unaudited)

commitment. As of September 30, 2026, Federated Hermes has $350 million available for borrowings under the revolving credit facility and an additional $225 million available via its optional accordion feature.
The Credit Agreement includes representations and warranties, affirmative and negative financial covenants, including an interest coverage ratio covenant and a leverage ratio covenant, reporting requirements, other non-financial covenants and other customary terms and conditions. Federated Hermes was in compliance with all covenants at and during the nine months ended September 30, 2026. See the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
(12) Share-Based Compensation
During the nine months ended September 30, 2026, Federated Hermes awarded 318,347 shares of restricted Class B common stock in connection with a bonus program in which certain key employees received a portion of their bonus in the form of restricted stock under the Stock Incentive Plan. This restricted stock, which was granted on the bonus payment date and issued out of treasury, generally vests over a three-year period. Federated Hermes also awarded 85,000 shares of restricted Class B common stock under this same plan that generally vest over a ten-year period. Federated Hermes awarded 22,636 shares of restricted Class B common stock under the Federated Hermes U.K. Sub-Plan that generally vest over a five-year period.
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
(13) Equity
In October 2024, the board of directors authorized a share repurchase program with no stated expiration date that allowed the repurchase of up to 5.0 million shares of Class B common stock. This program was fulfilled in December 2025. In July 2025, the board of directors authorized an additional share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of September 30, 2026. The program authorizes executive management to determine the timing and the amount of shares for each purchase. The repurchased stock is to be held in treasury for employee share-based compensation plans, potential acquisitions and other corporate activities, unless the board of directors subsequently determines to retire the repurchased stock and restore the shares to authorized but unissued status (rather than holding the shares in treasury). During the nine months ended September 30, 2026, Federated Hermes repurchased approximately 3.3 million shares of its Class B common stock for $182.3 million, nearly all of which were repurchased in the open market. At September 30, 2026, approximately 1.4 million shares remained available to be repurchased under this share repurchase program.

Notes to the Consolidated Financial Statements (continued)
(unaudited)

The following table presents the activity for the Class B common stock and Treasury stock for the three and nine months ended September 30, 2026 and 2025. Class A shares have been excluded as there was no activity during these same periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Class B Shares
Beginning Balance	74,908,994	77,558,675	76,386,966	81,759,679
Stock Award Activity	5,000	0	431,983	403,720
Purchase of Treasury Stock	(992,312)	(20,808)	(3,303,417)	(4,625,532)
Business Acquisition	0	0	406,150	0
Ending Balance	73,921,682	77,537,867	73,921,682	77,537,867

Treasury Shares
Beginning Balance	24,596,462	21,946,781	23,118,490	17,745,777
Stock Award Activity	(5,000)	0	(431,983)	(403,720)
Purchase of Treasury Stock	992,312	20,808	3,303,417	4,625,532
Business Acquisition	0	0	(406,150)	0
Ending Balance	25,583,774	21,967,589	25,583,774	21,967,589
(14) Earnings Per Share Attributable to Federated Hermes, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Federated Hermes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator
Net Income Attributable to Federated Hermes, Inc.	$111,885	$104,126	$312,581	$296,260
Less: Total Net Income Available to Participating Unvested Restricted Shareholders[1]	(5,078)	(4,678)	(14,217)	(13,341)
Total Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted	$106,807	$99,448	$298,364	$282,919
Denominator
Basic Weighted-Average Federated Hermes Common Stock[2]	70,996	74,057	71,856	75,541
Dilutive Impact from Non-forfeitable Restricted Stock	1	0	2	3
Diluted Weighted-Average Federated Hermes Common Stock[2]	70,997	74,057	71,858	75,544
Earnings Per Share
Net Income Attributable to Federated Hermes Common Stock - Basic and Diluted[2]	$1.50	$1.34	$4.15	$3.75
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(15) Leases
On September 25, 2026, Federated Hermes renewed its material operating lease related to its corporate headquarters in Pittsburgh, Pennsylvania. The renewed lease expires in 2041 and has renewal options for additional periods through 2051. The lease includes provisions for leasehold improvement incentives, rent escalation and certain penalties for early termination. The renewal resulted in non-cash increases of $34.6 million and $45.9 million to Right-of-Use Assets, net and Lease Liabilities, respectively, and $11.3 million of leasehold improvement incentive, primarily recorded in Other Long-Term Assets. These values recognized do not include the consideration of any renewal options, as they are not yet reasonably certain to be exercised.
(16) Accumulated Other Comprehensive Income (Loss) Attributable to Federated Hermes, Inc. Shareholders
Accumulated Other Comprehensive Income (Loss), net of tax attributable to Federated Hermes shareholders resulted from foreign currency translation gain (loss):

(in thousands)
Balance at December 31, 2025	$6,484
Other Comprehensive Income (Loss)	(8,083)
Balance at September 30, 2026	$(1,599)

Balance at December 31, 2024	$(32,083)
Other Comprehensive Income (Loss)	37,496
Balance at September 30, 2025	$5,413
(17) Redeemable Noncontrolling Interests in Subsidiaries
The following table presents the changes in Redeemable Noncontrolling Interests in Subsidiaries:

(in thousands)	Consolidated Investment Companies	Other Entities	Total
Balance at December 31, 2025	$36,633	$29,896	$66,529
Net Income (Loss)	345	(777)	(432)
Other Comprehensive Income (Loss), net of tax	(417)	(433)	(850)
Subscriptions—Redeemable Noncontrolling Interest Holders	1,410	51	1,461
Consolidation/(Deconsolidation)	0	(132)	(132)
Distributions to Noncontrolling Interests in Subsidiaries	(7,522)	(534)	(8,056)
Balance at March 31, 2026	$30,449	$28,071	$58,520
Net Income (Loss)	1,926	570	2,496
Other Comprehensive Income (Loss), net of tax	(652)	51	(601)
Subscriptions—Redeemable Noncontrolling Interest Holders	21,149	221	21,370
Distributions to Noncontrolling Interests in Subsidiaries	(5,776)	(49)	(5,825)
Business Acquisition	0	68,204	68,204
Balance at June 30, 2026	$47,096	$97,068	$144,164
Net Income (Loss)	127	(1,133)	(1,006)
Other Comprehensive Income (Loss), net of tax	(432)	(1)	(433)
Subscriptions—Redeemable Noncontrolling Interest Holders	48,367	(2)	48,365
Distributions to Noncontrolling Interests in Subsidiaries	(11,879)	(775)	(12,654)
Business Acquisition	0	(6,493)	(6,493)
Balance at September 30, 2026	$83,279	$88,664	$171,943

Notes to the Consolidated Financial Statements (continued)
(unaudited)

(in thousands)	Consolidated Investment Companies	Other Entities	Total
Balance at December 31, 2024	$45,085	$10,429	$55,514
Net Income (Loss)	2,690	52	2,742
Other Comprehensive Income (Loss), net of tax	903	163	1,066
Subscriptions—Redeemable Noncontrolling Interest Holders	16,107	128	16,235
Distributions to Noncontrolling Interests in Subsidiaries	(7,023)	(1,344)	(8,367)
Balance at March 31, 2025	$57,762	$9,428	$67,190
Net Income (Loss)	6,785	(1,094)	5,691
Other Comprehensive Income (Loss), net of tax	1,854	236	2,090
Subscriptions—Redeemable Noncontrolling Interest Holders	73,940	265	74,205
Distributions to Noncontrolling Interests in Subsidiaries	(12,629)	(907)	(13,536)
Business Acquisition	0	27,353	27,353
Balance at June 30, 2025	$127,712	$35,281	$162,993
Net Income (Loss)	2,409	(440)	1,969
Other Comprehensive Income (Loss), net of tax	(76)	(614)	(690)
Subscriptions—Redeemable Noncontrolling Interest Holders	67,650	10	67,660
Consolidation/(Deconsolidation)	(157,007)	0	(157,007)
Distributions to Noncontrolling Interests in Subsidiaries	(10,929)	(481)	(11,410)
Balance at September 30, 2025	$29,759	$33,756	$63,515
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
In addition, in the normal course of business, Federated Hermes has entered into contracts that provide a variety of indemnifications. Typically, obligations to indemnify third parties arise in the context of contracts entered into by Federated Hermes, under which Federated Hermes agrees to hold the other party harmless against losses arising out of the contract, provided the other party’s actions are not deemed to have breached an agreed-upon standard of care. In each of these circumstances, payment by Federated Hermes is contingent on the other party making a claim for indemnity, subject to Federated Hermes’ right to challenge the claim. Further, Federated Hermes’ obligations under these agreements can be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Federated Hermes’ obligations and the unique facts and circumstances involved in each particular agreement. As of September 30, 2026, management does not believe that a material loss related to any of these matters is reasonably possible.
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

Notes to the Consolidated Financial Statements (continued)
(unaudited)

North East Scotland Pension Fund) (Plaintiff). Without alleging specified damages, Plaintiff had taken initial steps to institute legal proceedings against HGPE and General Partner by filing a Claim Form with the Court on August 5, 2025.
HGPE sponsors and serves as investment manager to the Hermes Infrastructure Fund II (the Fund). General Partner serves as the general partner of the Fund. In 2019, the Fund made an approximately £90 million initial (approximately £104 million in total) investment in a group of companies holding a portfolio of five onshore wind farms in Sweden known as the “Ventus Portfolio.” According to Plaintiff’s Particulars of Claim, Plaintiff is asserting derivative claims on behalf of the Fund’s General Partner against HGPE for professional negligence and breach of the Fund’s limited partnership agreement in connection with the Fund’s investment in the Ventus Portfolio, which declined in value since 2019. According to Plaintiff’s Particulars of Claim, Plaintiff also is asserting direct claims against General Partner for breach of duty under the Fund’s limited partnership agreement in failing to oversee and hold HGPE to the terms of its appointment as manager of the Fund in connection with the Fund’s investment in the Ventus Portfolio. The Plaintiff alleges that HGPE was negligent in making the 2019 investment in the Ventus Portfolio. The Plaintiff’s derivative claim, which is based on the Fund’s entire investment in the Ventus Portfolio, seeks approximately £87 million of the alleged diminished value of the Ventus Portfolio (approximately $115 million as of September 30, 2026) and other unquantified damages. The Plaintiff’s direct claims against General Partner based on the size of its individual investment in the Fund seek approximately 38.1% of the approximately £87 million of the alleged diminished value of the Ventus Portfolio (approximately $44 million as of September 30, 2026).
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
In addition, like other companies, Federated Hermes has other claims asserted and threatened against it in the ordinary course of business. As of September 30, 2026, Federated Hermes does not believe that a material loss related to any of these claims is reasonably possible.
(d) Other
During the first quarter of 2023, an administrative error was identified related to a failure to register certain shares of a Federated Hermes closed-end tender fund. Federated Hermes has incurred costs totaling $23.5 million as of September 30, 2026 related to correcting this issue, of which $17.9 million represents a settlement with affected shareholders that was paid during the second quarter of 2023. Management believes an insurance reimbursement of $15.9 million is probable based on the contractual terms of the insurance policies. Accordingly, $15.9 million has been recorded to Receivables, net at September 30, 2026. The insurance claim is now the subject of litigation with two of Federated Hermes’ insurance carriers. Changes to these estimates, which are contingent upon resolution of the insurance claim with the applicable insurers, can be materially different from the amount Federated Hermes has recorded.
(19) Income Taxes
The income tax provision was $41.2 million for the three-month period ended September 30, 2026, as compared to $34.2 million for the same period in 2025. The increase in the income tax provision was primarily due to increased U.S. pre-tax income in 2026. The effective tax rate was 27.1% for the three-month period ended September 30, 2026, as compared to 24.4% for the same period in 2025. The increase in the effective tax rate was primarily due to (1) research and development credits recognized in the three months ended September 30, 2025 (1.1%) and (2) a valuation allowance on foreign deferred tax assets and increased foreign losses in the three-month period ended September 30, 2026 as compared to the same period in 2025 (0.9%).
The income tax provision was $112.2 million for the nine-month period ended September 30, 2026, as compared to $100.5 million for the same period in 2025. The increase in the income tax provision was primarily due to increased U.S. pre-tax income in 2026. The effective tax rate was 26.4% for the nine-month period ended September 30, 2026, as compared to 24.7% for the same period in 2025. The increase in the effective tax rate was primarily due to a valuation allowance on foreign deferred tax assets and increased foreign losses in the nine months ended September 30, 2026 as compared to the same period in 2025.

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
Federated Hermes’ revenue from U.S. and non-U.S. operations were as follows for each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Domestic	$451,645	$403,781	$1,316,003	$1,140,012
Foreign[1]	55,684	65,665	173,059	177,818
Total Revenue	$507,329	$469,446	$1,489,062	$1,317,830
1    This represents revenue earned by non-U.S. domiciled subsidiaries, primarily in the U.K.
Federated Hermes’ Right-of-Use Assets, net and Property and Equipment, net for U.S. and non-U.S. operations were as follows:

(in thousands)	September 30, 2026	December 31, 2025
U.S.	$144,679	$89,664
Non-U.S.[1]	26,702	30,967
Total Right-of-Use Assets, net and Property and Equipment, net[1]	$171,381	$120,631
1    This represents net assets of non-U.S. domiciled subsidiaries, primarily in the U.K.
(21) Subsequent Events
On October 29, 2026, the board of directors declared a $0.38 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of November 6, 2026 to be paid on November 13, 2026.

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
General
Federated Hermes is a global leader in active investing with $884.4 billion in managed assets as of September 30, 2026. The majority of Federated Hermes’ revenue is derived from advising Federated Hermes Funds and Separate Accounts in domestic and international public and private markets. Federated Hermes also derives revenue from providing administrative and other fund-related services (including distribution and shareholder servicing) as well as stewardship, real estate development and renewable energy project development services.
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
Lease Renewal
On September 25, 2026, Federated Hermes renewed its material operating lease related to its corporate headquarters in Pittsburgh, Pennsylvania. The renewed lease expires in 2041 and has renewal options for additional periods through 2051. The lease includes provisions for leasehold improvement incentives, rent escalation and certain penalties for early termination. The renewal resulted in non-cash increases of $34.6 million and $45.9 million to Right-of-Use Assets, net and Lease Liabilities, respectively, and $11.3 million of leasehold improvement incentive, primarily recorded in Other Long-Term Assets. These values recognized do not include the consideration of any renewal options, as they are not yet reasonably certain to be exercised.
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
Please see Federated Hermes’ prior public filings, including the discussions under Part I, Item 2 – Management’s Discussion and Analysis – Business Developments – Current Regulatory Developments, in Federated Hermes’ Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2026 (First Quarter 2026 Form 10-Q) and June 30, 2026 (Second Quarter 2026 Form 10-Q), and Part I, Item 1 – Business – Regulatory Matters, in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report), for an overview of Federated Hermes’ regulatory environment and related regulatory developments and requirements for periods prior to June 30, 2026 and December 31, 2025, respectively.
Regulatory Developments – Domestic
The primary regulator in the U.S. for Federated Hermes and its offerings is the SEC. U.S. regulatory matters addressed in Federated Hermes’ 2025 Annual Report, First Quarter 2026 Form 10-Q and Second Quarter 2026 Form 10-Q included, among others: (1) the regulatory impact resulting from the current Presidential administration, which has redirected the SEC away from expansive regulation and aggressive enforcement to emphasizing deregulation, capital formation and back-to-basics investor protection; (2) SEC enforcement trends and examination priorities, including a comprehensive overhaul of the SEC’s enforcement manual and Wells Notice process; (3) the Financial Stability Oversight Council’s (FSOC) priorities for 2026; (4) the Financial Industry Regulatory Authority’s (FINRA) regulatory operations programs; (5) SEC proposed amendments to Form N-PORT and the Names Rule compliance dates; (6) scrutiny of governance, environmental and social initiatives, including state laws governing proxy advisory services; (7) the FSOC’s proposed interpretive guidance on systemically important financial institution (SIFI) designations; (8) the Department of Labor’s (DOL) proposed rules establishing a safe harbor framework for the inclusion of alternative assets in 401(k) plans; (9) the SEC’s proposed Regulation E-Delivery; (10) the SEC’s 2026 Reg. Flex Agenda; (11) the U.S. Supreme Court’s decision in FS Credit Opportunities Corp. v. Saba Capital Master Fund, Ltd.; (12) various SEC proposals to rescind or streamline disclosure requirements, including climate-related disclosure rules, filer status and executive compensation disclosure, the registered offering process for closed-end funds (CEFs) and business development companies (BDCs), and optional semiannual reporting; (13) proposed amendments to Form PF; and (14) certain other specific regulatory developments involving the SEC, the DOL, and other regulators.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Key regulatory developments and requirements in the U.S. since June 30, 2026, that can significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following. Unless otherwise noted, Federated Hermes is evaluating the impact of the matters described on its business and offerings.
SEC Releases 2027 Examination Priorities. On October 23, 2026, the SEC Division of Examinations released its Fiscal Year 2027 Examination Priorities, identifying areas expected to receive heightened examination focus. Key priorities relevant to investment advisers and registered funds include fiduciary duties, conflicts of interest, compliance programs, retail investor protection, private funds and private credit strategies, cybersecurity and operational resiliency, protection of customer information, and the use of emerging technologies, including artificial intelligence. While the priorities do not create new legal requirements, they provide insight into the Division's current areas of regulatory focus.
SEC Proposes Amendments to the Rule 17a-7 Cross Trading Rule. On October 9, 2026, the SEC proposed amendments to 1940 Act Rule 17a-7, the cross-trading rule, under the 1940 Act to: (1) expand the scope of securities eligible for cross trades (which are transactions between a registered investment company and certain affiliates, such as affiliated funds) to include most fixed income securities; (2) modernize the rule’s conditions, including those related to pricing and oversight of cross trades; and (3) require aggregated reporting and recordkeeping for related trading activity. The public comment period ends on December 14, 2026.
SEC Proposes Custody Rule Amendments for Investment Advisers and Investment Companies. On October 1, 2026, the SEC proposed amendments to the custody requirements applicable to registered investment advisors and registered investment companies. While the proposal addresses the custody of crypto assets, it also would modernize certain existing custody requirements and address longstanding interpretive and operational issues under the Advisers Act and 1940 Act custody frameworks. The proposal would permit, subject to specified conditions, investment advisors and registered investment companies to self-custody certain crypto assets when a qualified custodian is unavailable and would modernize requirements for investment companies using broker-dealers as custodians. The proposal also would address certain non-crypto custody matters applicable to investment advisors, including standing letters of authorization, inadvertent custody, the authorized trading exception, segregation of client cash and bank deposits, and financial statement audit provisions. The proposed amendments include various conditions and safeguards that could require investment advisors and funds to modify their administrative, operational and compliance practices. The public comment period ends on December 7, 2026.
Interval Fund Modernization and Multiple Share Classes. On September 30, 2026, the SEC proposed amendments to modernize the regulatory framework for interval funds and expand the ability of registered CEFs and BDCs to use multiple share-class structures. Among other changes, the proposal would amend 1940 Act Rule 23c-3 to permit extended deferral of an interval fund’s first repurchase offer, more frequent discretionary repurchases, monthly periodic intervals and, subject to specified conditions, the deduction of deferred sales loads from repurchase proceeds. The proposal also would simplify certain repurchase procedures and replace the rule’s existing liquidity requirements with a principles-based liquidity approach. In addition, the proposal would permit regulated CEFs to use multiple share-class structures and enter into arrangements for the payment of asset-based distribution and service fees; update certain prospectus and reporting requirements; require enhanced expense disclosures for regulated CEFs; and rescind certain existing exemptive orders relating to interval funds and multiple share-class arrangements. The public comment period ends on December 4, 2026.
Investment Advisor Performance-Based Compensation Modernization. On September 30, 2026, the SEC proposed amendments that would expand the ability of investment advisors to receive performance-based compensation from registered management investment companies and BDCs. Under the proposal, such compensation could not exceed 20% of a regulated fund’s net gains over a specified period, the regulated fund would be required to satisfy specified fund-governance standards, and the fund’s board, including a majority of its independent directors, would be required to determine that the compensation arrangement is in the best interests of the fund and its shareholders and make specified findings regarding the arrangement. The proposal also would amend certain registration and reporting forms to require disclosure of performance-based compensation and revise the definition of “qualified client” to include investors meeting the definition of “accredited investor” under Regulation D, while removing the definition’s separate net-worth and assets-under-management tests. The public comment period ends on December 7, 2026.
SEC Proposes Proxy Solicitation Modernization Reforms. On September 16, 2026, the SEC proposed amendments intended to modernize and simplify the federal proxy solicitation rules to reflect changes in technology and market practices. Among other changes, the proposal would eliminate the requirement that registrants deliver annual reports to security holders in connection with proxy solicitations, eliminate the delivery deadline for documents incorporated by reference into proxy statements, eliminate the requirement and ability to file notices of certain exempt solicitations, and shorten from 20 business days to five business days the minimum period for conducting broker searches in advance of record dates. The SEC stated that the

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
amendments are intended to simplify compliance and update requirements that have not kept pace with current shareholder communication practices. The public comment period will end on November 20, 2026.
SEC Proposes Rescission of Shareholder Proposal Rule and Amendments to Proxy Voting Rules. On September 16, 2026, the SEC proposed rescinding Exchange Act Rule 14a-8, which governs when public companies must include shareholder proposals in their proxy materials, on the grounds that the rule exceeds the SEC’s statutory authority and that matters concerning shareholder proposals are more appropriately governed by state law and company governing documents. The SEC also proposed amendments to Rule 14a-4(c) that would expand the circumstances in which companies may exercise discretionary voting authority over shareholder proposals presented at a meeting but not included in company proxy materials, while permitting shareholders to prevent the exercise of such authority with respect to their shares. If adopted, the rescission would represent a significant change to the current federal shareholder proposal framework and leave the treatment and inclusion of shareholder proposals principally to applicable state corporate law and company governing documents. The public comment period ends on November 20, 2026.
SEC Proposes to Rescind Pay-to-Play Rules. On September 3, 2026, the SEC proposed rescinding Rule 206(4)-5 under the Advisers Act, commonly known as the “pay-to-play rule,” and the related recordkeeping requirements. The SEC stated that, after more than 15 years of administering the rule, it believes the rule is overly prescriptive, burdensome, and has produced unintended consequences, while existing fiduciary, antifraud, and compliance requirements would continue to address potential pay-to-play concerns. The public comment period ends on November 9, 2026, and the current rule remains in effect unless and until a final rescission is adopted.
SEC Proposes Amendments to Transfer Agent Rules. On September 1, 2026, the SEC proposed updates to the rules and forms that apply to registered transfer agents. The proposal would, among other things: (1) amend the registration and annual reporting requirements for transfer agents, including the questions and instructions on Forms TA-1 and TA-2; (2) modernize the rules to reflect how transfer agents carry out their activities in light of technological advancements, including the use of electronic and blockchain-based recordkeeping and uncertificated securities; (3) establish new requirements related to turnaround, risk management, and inactive security holders; and (4) introduce two new rules addressing compliance and restrictive legends for registered transfer agents. The public comment period ends on November 3, 2026.
SEC and Commodity Futures Trade Commission (CFTC) Further Extend Form PF Compliance Date. On August 31, 2026, the SEC and the CFTC jointly published a final rule further extending the compliance date for the comprehensive February 2024 amendments to Form PF (the confidential reporting form for certain SEC-registered investment advisors to private funds, including those also registered with the CFTC as a commodity pool operator or commodity trading advisor) from October 1, 2026 to July 1, 2027, effective September 3, 2026. This is the fourth extension of the compliance date for the 2024 Form PF amendments and follows the SEC’s and CFTC’s April 20, 2026 proposal to eliminate filing requirements for smaller advisors, raise reporting thresholds for large hedge fund advisors, and streamline or eliminate a range of other Form PF reporting requirements adopted in 2024. The SEC and CFTC stated that the extension is intended to allow Form PF filers to avoid the cost of implementing reporting changes that may be substantially revised or eliminated once the SEC and CFTC act on the pending April 2026 proposal, and to provide the SEC and CFTC additional time to fully consider the comments received on that proposal, which closed on June 23, 2026. Until the new compliance date, Form PF filers, including certain of Federated Hermes’ private fund advisory subsidiaries, may continue to file the version of Form PF in effect prior to the 2024 amendments.
SEC Proposes Regulation Crypto Assets. On August 18, 2026, the SEC proposed Regulation Crypto Assets, which would create the SEC’s first tailored securities-offering regime for certain investment contracts involving crypto assets (“covered investment contracts”). As proposed, Regulation Crypto Assets would create two new exemptions from 1933 Act registration for offerings of covered investment contracts – a “startup exemption” permitting offerings of up to $5 million over a four-year period, and a “fundraising exemption” permitting offerings of up to $75 million during each 12-month period – each conditioned on principles-based disclosure and, for the larger exemption, financial statements and ongoing reporting. The proposal addresses only the offering side of the crypto regulatory framework, leaving questions of trading and exchange regulation, as well as custody matters subsequently addressed in the SEC’s October 2026 crypto asset custody proposal discussed above, to separate SEC rulemakings. The public comment period ended on October 20, 2026.
Electronic Delivery Rule Proposal. On July 16, 2026, the SEC proposed Regulation E-Delivery, a new rule that would: (1) expand the ability of issuers, market intermediaries, and others to use electronic delivery to satisfy requirements to deliver required regulatory information under the federal securities laws; (2) provide requirements and conditions for delivering regulatory information electronically to investors and others without first obtaining their affirmative consent; and (3) generally supersede the SEC’s decades-old, guidance-based e-delivery approach, which the SEC traces to a 1995 interpretive release. Under the proposal, investors would retain the ability to request paper delivery, and, if a recipient requests a paper copy of

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
information during a specified period, it is required to be retained under the federal securities laws and an issuer would generally have to send a paper copy, free of charge, within three business days of the request. To facilitate this new e-delivery approach, the SEC also proposed to: (1) rescind 1940 Act Rule 30e-3, (which provides alternative means for registered investment companies to satisfy shareholder report transmission requirements); and (2) amend current rules addressing the dissemination of proxy materials and tender offer materials. Federated Hermes submitted a comment letter supporting the modernization of the delivery-method rulebook applicable across the SEC’s regulated entities and encouraging the SEC to consider certain clarifications to the proposal. The public comment period ended on September 21, 2026.
State Actions and Litigation Relating to Proxy Advisory Firms. As previously disclosed, several states have enacted laws regulating proxy advisory firms with respect to certain proxy voting recommendations, and the two largest proxy advisory firms have challenged several of these laws on First Amendment and other grounds. During the 2026 legislative sessions, Tennessee, Oklahoma, Indiana, Kentucky and Kansas enacted proxy advisor disclosure laws, while more than a dozen states considered legislation regulating proxy advisory firms. Tennessee’s H.B. 2476, which became effective July 1, 2026, imposes certain requirements relating to proxy advisory services provided to state and local government investment programs and pension plans. Since June 30, 2026, federal courts have issued preliminary injunctions preventing the Kansas and Indiana proxy advisor disclosure laws from taking effect, following a similar preliminary injunction previously issued with respect to a Texas law; litigation challenging these laws remains pending. Litigation challenging Kentucky’s proxy advisor disclosure law also remains pending. In August 2026, one of the two largest proxy advisory firms filed a federal lawsuit seeking to enjoin Oklahoma’s H.B. 4429 before its November 1, 2026 effective date, asserting, among other things, that the law violates the First Amendment by imposing additional requirements when proxy advice differs from company management’s recommendation. Separately, state Attorneys General have continued to pursue consumer protection and other claims relating to proxy advisory firms, including through actions brought by multiple states against the largest proxy advisory firms.
Regulatory Developments – International
Outside the U.S., the primary regulators of Federated Hermes and its offerings include the United Kingdom (U.K.) Financial Conduct Authority (FCA), the Central Bank of Ireland (CBI), the Luxembourg Commission de Surveillance du Secteur Financier, the Cayman Islands Monetary Authority, the Monetary Authority of Singapore and the Australian Securities and Investments Commission. Federated Hermes and its offerings are subject to various non-U.S. regulatory requirements and may be impacted by regulatory developments by or involving those primary regulators, as well as, among others, the European Commission, European Securities and Markets Authority (ESMA), Bank of England (BoE), His Majesty’s Treasury (HM Treasury), Financial Stability Board (FSB), and the International Organization of Securities Commissions (IOSCO). Non-U.S. regulatory matters addressed in Federated Hermes’ 2025 Annual Report and its First and Second Quarter 2026 Forms 10-Q included, among others: (1) U.K. reform of the Alternative Investment Fund Managers Directive (AIFMD) regime and related reporting and remuneration requirements; (2) EU and U.K. liquidity risk management requirements for open-ended funds; (3) U.K. and EU money market fund reform; (4) EU and U.K. sustainability requirements for asset managers, investment offerings and corporations, including the Sustainable Finance Disclosure Regulation (SFDR), Corporate Sustainability Reporting Directive (CSRD) and related U.K. sustainability disclosure requirements; (5) EU and U.K. anti-money laundering requirements; (6) EU reforms relating to the Savings and Investments Union and Retail Investment Strategy; (7) EU transaction reporting reforms and EU reforms relating to the European Market Infrastructure Regulation (EMIR) and other transaction reporting requirements; (8) the transition to T+1 settlement in the U.K. and EU; (9) EU regulation of governance, environmental and social ratings; (10) CBI and other Irish regulatory developments relating to Undertakings for Collective Investment in Transferable Securities (UCITS) and alternative investment funds, including implementation of AIFMD II and the amended UCITS Directive; (11) reform of the U.K. Senior Managers and Certification Regime (SMCR) and short selling regime; (12) U.K. and EU reforms relating to investment fund dealing, tokenization and retail investment products; and (13) other regulatory developments affecting Federated Hermes’ non-U.S. investment management business and offerings.
Key regulatory developments outside the U.S. since June 30, 2026 that can significantly impact or relate to Federated Hermes’ business and offerings include, among others, the following. Unless otherwise noted, Federated Hermes is evaluating the impact of the matters described on its business and offerings.
U.K. Reform of AIFMD Regime, and Reform of Reporting and Remuneration Requirements for U.K. Asset Managers (including Alternative Investment Fund Managers (AIFMs)). On July 14, 2026, HM Treasury and the FCA published a draft statutory instrument (the draft Alternative Investment Fund Managers Regulations 2026, which would replace the existing AIFM legislation and move most firm-facing requirements into FCA rules) and consultation papers setting out proposals for a new U.K. regulatory framework for AIFMs. The new AIFM requirements would be mostly set out in a new Alternative Investment Funds sourcebook (ALTS), which is the subject of consultation paper CP 26/28. There would be a three-tier classification system for AIFMs (based on NAV) with proportionate requirements for each tier. It is also proposed to introduce

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
a new framework for Fund Reporting for Asset Management Entities (to be known as FRAME) in consultation paper CP 26/26 (which would replace the existing fund reporting requirements with a single framework calibrated to fund type, size and activity), and revised remuneration requirements for solo-regulated firms that would be less prescriptive and more principles-based in consultation paper CP 26/27 (which would replace the existing AIFM, UCITS and Markets in Financial Instruments Directive Prudential Requirements remuneration codes with a single code). Since June 30, 2026, the FCA has extended the deadline for responses to the principal consultation paper on the new AIFM regulatory framework and the discussion chapter on prudential reforms to October 22, 2026 (CP 26/28) and separately extended the deadline for its FRAME reporting proposals (CP 26/26) to October 22, 2026. The original response deadlines for CP 26/28 and CP 26/26 were October 14, 2026 and September 22, 2026, respectively. The consultation period for CP 26/27 closed on September 16, 2026, the deadline for responses on the other discussion chapters in CP 26/28 was September 18, 2026, and HM Treasury’s deadline for technical comments on its draft statutory instrument was October 14, 2026. Final Handbook rules are expected in 2027, with the new regime anticipated to take effect in 2028.
U.K. Money Market Fund Reform Update. On September 4, 2026, the FCA published Quarterly Consultation CP 26/32, which included reforms intended to facilitate the integration of money market fund reporting within the FRAME proposals discussed above. The FCA stated that the proposed changes are intended to ensure a proportionate approach that allows for effective monitoring of financial stability risks. Under the proposals, U.K. money market funds and non-U.K. money market funds that are marketed in the U.K. would be required to submit essential and enhanced reporting on a quarterly basis. This would replace the current quarterly reporting obligations for U.K. money market funds. In addition, the FCA proposes to replace daily reporting of NAV calculations (currently applicable to U.K. money market funds) with weekly reporting of a limited number of metrics, including data on NAV, liquidity buffers and other metrics such as money market fund maturity metrics and net flows to support timely oversight. The consultation period for CP 26/32 closed on October 12, 2026. In addition, the FCA confirmed that it intends for the new money market fund rules and guidance to take effect on the same timetable as the U.K. Government’s planned repeal of the existing U.K. Money Market Funds Regulation, with the Government expecting to introduce implementing legislation in Parliament by the end of 2026.
U.K. Liquidity Risk Management Reforms. On August 13, 2026, the FCA published Policy Statement PS 26/17 (following consultation paper CP 25/38, which closed on February 23, 2026), which sets out final rules and guidance on enhancing liquidity risk management requirements for authorized fund managers of U.K. UCITS schemes and non-UCITS retail schemes. Among other changes, the final rules refine requirements for assessing asset liquidity and the anti-dilution tools available to fund managers. In particular, authorized fund managers must have an anti-dilution mechanism available for use, although the FCA did not adopt fixed triggers for when it must be used, and the FCA introduced new guidance on liquidity stress testing. The rules do not apply to U.K. money market funds on the basis that the requirements for U.K. money market funds are being consulted on separately as part of the broader U.K. money market fund reforms discussed above. The final rules and guidance take effect on February 1, 2027, with transitional provisions for certain requirements applying until August 1, 2027. The FCA has stated its intention to consult separately on the wider liquidity tools for authorized funds investing in illiquid assets (such as daily-dealing property funds).
U.K. Consumer Duty Requirements. The Consumer Duty refers to certain FCA rules that aim to ensure firms providing financial services in the U.K. deliver good outcomes to retail customers. On June 29, 2026, the FCA published consultation paper CP 26/23, which proposes targeted amendments to some of the existing FCA rules and guidance. The proposals include (amongst other matters) changes to clarify how the Consumer Duty should apply to firms across a distribution chain, including when firms may rely on information provided by, or actions taken by, other firms in the chain, and changes to remove non-U.K. customers from the scope of the Consumer Duty (subject to limited exceptions, such as pre-paid funeral plans and certain U.K. pension-related activities). The consultation closed on September 18, 2026. The FCA expects to publish final rules in a policy statement in the first quarter of 2027. In addition, the FCA continues to conduct reviews to assess whether firms are adequately complying with the Consumer Duty. On July 10, 2026 the FCA published its findings and expectations regarding the products and services outcome under the Consumer Duty, and, on July 27, 2026, the FCA published its findings and guidance for firms’ approaches to monitoring consumer outcomes, in each case identifying examples of good and poor practice.
EU Sustainability Requirements for Asset Managers and Investment Offerings. As previously disclosed, the European Commission published its proposed overhaul of the Sustainable Finance Disclosure Regulation (SFDR 2.0) on November 20, 2025. On May 4, 2026 the European Parliament published a draft report suggesting certain changes to the European Commission proposal. The Council of the EU reached an agreement regarding its negotiating position on June 24, 2026. On September 10, 2026, the European Parliament’s Economic and Monetary Affairs Committee (ECON) announced that it had reached a broad compromise on the proposal for a regulation amending SFDR 2.0, and on September 15, 2026, a revised report was published to show ECON’s amendments against the European Commission’s initial proposals. The positions of the Council

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
of the EU and European Parliament broadly align on retaining the European Commission’s proposed transition from the current Article 6, 8 and 9 disclosure framework to three voluntary product categories - sustainable, transition and ESG basics (under proposed new Articles 9, 7 and 8, respectively), each generally requiring that at least 70% of a product’s assets be invested in accordance with the category’s criteria. Areas of disagreement remain regarding the criteria for those categories (in particular the treatment of fossil fuel-related investments in the transition category), and the length of the implementation period. Regarding next steps, trilogue negotiations among the Commission, Council and Parliament are expected to commence shortly, with the co-legislators targeting political agreement by the end of 2026.
EU Regulation of Governance, Environmental, and Social Ratings. The EU’s regulation of governance, environmental and social rating providers began applying on July 2, 2026 (Regulation (EU) 2024/3005), with ESMA acting as the direct supervisor of ESG rating providers operating in the EU. ESG rating providers operating in the EU prior to that date are required to notify ESMA by August 2, 2026, and must apply for authorization within four months of the regulation’s application date (that is, by November 2, 2026). During the third quarter of 2026, the European Commission published regulatory technical standards (RTS) regarding the implementation of governance, environmental and social ratings in the EU. These include the RTS published on July 28, 2026 on the separation of governance, environmental and social rating providers’ business lines, and on the disclosure requirements (Commission Delegated Regulations (EU) 2026/872 and 2026/871, respectively, which entered into force on August 17, 2026). A further RTS was published on July 30, 2026 regarding supervisory fees, fines and penalties for breaches (Commission Delegated Regulations (EU) 2026/910 and 2026/904, which entered into force on July 31, 2026 and August 19, 2026, respectively). On September 1, 2026, the European Commission also published an RTS specifying the information to be included in applications for authorization or recognition as a governance, environmental and social rating provider (Commission Delegated Regulation (EU) 2026/1119).
EU Sustainability Requirements for Corporations. The CSRD imposes requirements in the EU on the disclosure of sustainability reports by in-scope companies, as previously disclosed. The detailed reporting requirements are set out in European Sustainability Reporting Standards (ESRS). On July 3, 2026, the European Commission adopted revised ESRS as part of the EU’s simplification of CSRD. The revised ESRS are designed to reduce administrative burdens for EU businesses by (amongst other matters) introducing additional flexibility measures and new exemptions and reducing the mandatory datapoints by more than 60% (and total datapoints by more than 70%). In addition, the European Commission has adopted voluntary sustainability reporting standards for certain small companies not subject to the CSRD (Commission Delegated Regulation (EU) 2026/1560, which entered into force on September 24, 2026). The adopted Delegated Act was transmitted to the European Parliament and the Council for a two-month scrutiny period, which ended without objection, and was published in the Official Journal of the EU on September 21, 2026 as Commission Delegated Regulation (EU) 2026/1563. The Commission Delegated Regulation will enter into force on November 10, 2026, and apply to financial years beginning on or after January 1, 2027, with optional early application for financial year 2026. The voluntary reporting standard is intended to facilitate reporting by companies that are not themselves subject to mandatory reporting under CSRD, but may be in value chains with counterparties that are subject to CSRD and that require sustainability information. The voluntary standard also includes a “value chain cap” intended to limit the information that CSRD-reporting companies may require from smaller value chain counterparties to what the voluntary standard covers. The European Financial Reporting Advisory Group is consulting on a draft digital (XBRL) taxonomy for the revised ESRS until November 11, 2026.
CBI Reform of Authorized Funds Framework (including UCITS and AIFMs). On July 10, 2026, the CBI published its final package of updates to the Irish UCITS domestic framework following its consultation on revised Central Bank UCITS Regulations (Consultation Paper 161, published on September 9, 2025), intended in part to align the Irish framework with AIFMD II/UCITS VI and incorporate existing guidance. The final package repeals and replaces the 2019 Central Bank UCITS Regulations (which came into effect without a transitional period) and includes changes relating to, among other matters, performance fees, liquidity management and redemption gates (including a new framework for liquidity management tools aligned with Directive (EU) 2024/927). The CBI also published updated guidance on performance fees for UCITS and certain retail investor AIFs. In the final rules, the CBI removed certain provisions included in its proposal, including a standalone swing pricing provision, a proposed 10% threshold before a redemption gate could be imposed, and a proposed 10-basis-point deviation limit for non-money market fund UCITS.
EU T+1 Settlement. In the EU, preparations for the T+1 settlement cycle transition (scheduled to take effect on October 11, 2027) are ongoing. On July 6, 2026, the European Commission adopted legislation to supplement the EU Central Securities Depositories Regulation (CSDR), notably the delegated regulations which amend: (1) the RTS on settlement discipline and (2) the RTS on central securities depositaries providing information to regulators. In addition, ESMA published a statement on July 20, 2026, which sets out key deadlines and action points that firms should follow when preparing for the EU T+1 settlement cycle. The statement noted that firms should consider applicable requirements in combination with recommendations

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
from the EU T+1 industry committee, and it was noted that the first T+1 deadline is scheduled for December 7, 2026, for requirements relating to allocations and confirmations. ESMA also consulted on revised CSDR guidelines on standardized procedures and messaging protocols for allocations and confirmations (the consultation period closed on July 7, 2026), with final guidelines expected in October 2026 and proposed to apply from December 7, 2026.
U.K. Financial Services and Markets Bill 2026-27 Advances Through Parliament. The Financial Services and Markets Bill 2026-27 is proposed legislation that will make certain changes to the U.K. financial services regulatory framework. The proposals include changes to the U.K. SMCR that will provide greater flexibility to the FCA to simplify the regime applicable to individuals working for financial services businesses (including by removing the Certification Regime from legislation so that it can be recast in regulator rules). The proposals also include abolishing the Payment Systems Regulator and transitioning its remaining functions to the FCA. The Financial Services and Markets Bill 2026-27 would also, among other matters, bring appointed representatives within the scope of the SMCR and the compulsory jurisdiction of the Financial Ombudsman Service and consolidate anti-money laundering supervision of professional firms within the FCA. The Financial Services and Markets Bill 2026-27, which was introduced in the House of Lords on May 19, 2026, received its third reading in the House of Lords on September 15, 2026, and has moved to the House of Commons (where it received its first reading on the same day) for further consideration.
U.K. SMCR Conduct Rule Reform Update. FCA reforms to the SMCR are continuing to progress. Targeted measures began to take effect in stages during the second and third quarters of 2026. The final rules for the first phase of SMCR reforms (published in FCA Policy Statement PS 26/6 on April 22, 2026) mostly took effect on April 24, 2026 or July 10, 2026 (the latter date including the increased financial thresholds for classification as an enhanced SMCR firm and the updating of the related application forms), with reforms to introduce the non-financial misconduct rules taking effect on September 1, 2026. The phase one reforms also introduced targeted measures intended to simplify the SMCR, such as: (1) extending the criminal record check validity from three to six months and making such checks no longer required for certain internal or intragroup moves; (2) giving firms up to six months to notify the FCA of changes related to their statement of responsibilities and management responsibilities maps; (3) removing certain certification functions; and (4) shortening the period for providing regulatory references from six to four weeks. Phase-two reforms, including removal of the certification regime from primary legislation, remain dependent on enactment of the Financial Services and Markets Bill 2026-27, discussed above. The FCA has indicated that it expects to consult on the phase-two reforms later in 2026.
U.K. Transaction Reporting Reform Update. On August 3, 2026, the FCA published Policy Statement PS 26/15, confirming final rules simplifying the U.K. Markets in Financial Instruments Regulation (MiFIR) transaction reporting regime. Among other changes, the final rules reduce the number of transaction reporting fields from 65 to 52, remove certain instruments (such as foreign exchange derivatives) from the reporting requirements and reduce the default back-reporting period from five to three years. The new regime takes effect on April 3, 2028, although the FCA is applying a flexible supervisory approach to certain requirements beginning August 3, 2026. The FCA estimates that the changes will reduce firms’ reporting costs by more than £100 million annually, and expects to consult on a draft reporting schema, validation rules and guidelines beginning in October 2026. Collective portfolio management investment firms, including U.K. UCITS management companies and AIFMs, generally remain outside the U.K. MiFIR transaction-reporting firm definition, with their reporting requirements being considered separately through the FCA’s FRAME consultation.
EU Transaction Reporting Simplification and EU EMIR III. On July 2, 2026, ESMA published its Final Report on the Call for Evidence regarding simplification of financial transaction reporting. ESMA concluded that a transition toward a “report once” framework represents the preferred approach to simplifying reporting across MiFIR, EMIR and Securities Financing Transactions Regulation (SFTR), under which transaction data would be reported through a common modular structure and reused across supervisory authorities, which ESMA estimates could deliver annual net cost savings of up to EUR 1 billion but would require targeted legislative amendments to MiFIR, EMIR and SFTR. On July 14, 2026, the European Commission adopted a delegated regulation amending the EMIR clearing threshold RTS (reflecting the revised clearing threshold regime under EMIR III, which is based primarily on uncleared over-the-counter (OTC) derivative positions), which will enter into force on the twentieth day after its publication in the Official Journal of the EU unless the European Parliament or the Council objects, and on July 31, 2026, the European Supervisory Authorities published a joint report on a draft RTS amending EMIR initial margin requirements, which would extend the current exemption from exchanging initial margin for counterparties below the EUR 8 billion aggregate average notional amount threshold to their existing uncleared OTC derivative contracts and which has been submitted to the European Commission for endorsement. ESMA has indicated that it will engage with EU institutions regarding its recommendations as next steps toward implementation.
U.K. Short Selling Regime. The FCA finalized rules replacing the U.K.’s prior short selling regime based on assimilated EU law with bespoke FCA rules in a new Short Selling Rules sourcebook (published in Policy Statement PS 26/5 on April 16,

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
2026). The first phase of the new regime became effective on July 13, 2026, including the new framework for aggregated net short position disclosures (under which the FCA publishes anonymous aggregate net short positions by company based on notifications at a 0.2% threshold, replacing individual public disclosures at 0.5%) and removal of U.K. sovereign debt and sovereign credit default swaps from certain ordinary reporting and short-selling restrictions. A second phase introducing a bulk position-reporting submission facility is scheduled to take effect on November 30, 2026.
U.K. and EU Anti-Money Laundering (AML) and Financial Crime. HM Treasury’s Money Laundering and Terrorist Financing (Amendment) Regulations 2026 (S.I. 2026/621, made on June 9, 2026) amend the U.K.’s existing AML framework, including customer due diligence requirements for crypto asset businesses and high-risk jurisdictions and a new due diligence regime for pooled accounts. Most provisions of these regulations came into force on June 30, 2026, with certain crypto-related change-in-control provisions scheduled to take effect from October 25, 2027, and new enhanced due diligence requirements for crypto asset correspondent relationships scheduled to take effect from February 1, 2027. In addition, on July 27, 2026, the FCA published its findings on financial crime controls at asset management and alternative firms, highlighting good practices and areas of improvement that firms should be aware of. The FCA emphasized that firms which face higher financial crime risks must establish frameworks and appropriate controls to mitigate these risks. Separately, in the EU, the Authority for Anti-Money Laundering and Countering the Financing of Terrorism has continued its consultation and standard-setting activities, including launching a survey of national Central Contact Points on August 6, 2026 (which closed on September 15, 2026) and consulting on draft guidelines on ongoing monitoring of business relationships. The consultation closed on September 3, 2026, with final guidelines expected in the fourth quarter 2026.
FCA Requirements on U.K. Equity IPO Information Flows and other Regulatory Developments. On August 5, 2026, the FCA published Policy Statement PS 26/16, finalizing reforms relating to information flows in connection with U.K. equity initial public offerings, including by removing the seven-day waiting period before connected research may be published and the requirement that syndicate banks share the same information with unconnected analysts as with their own research analysts, with effect from publication. Separately, on August 7, 2026, the FCA issued a statement raising concerns regarding risks associated with certain unregulated lenders, custody providers, money brokers and financial leasing companies (Annex 1 firms), in particular the potential for those firms to facilitate financial crime and their reliance on parent company controls. The FCA also sent an information request to approximately 900 Annex 1 firms and is closely scrutinizing applications to register as an Annex 1 firm. The FCA also announced that its authorization window for crypto-asset activities (including qualifying staking) opened on September 30, 2026 and will remain open until February 28, 2027 for firms seeking to rely on transitional provisions, ahead of the U.K.’s broader crypto-asset regulatory regime becoming effective on October 25, 2027.
European Single Access Point (ESAP) Implementation. On July 10, 2026, ESMA began collecting information from national competent authorities and officially appointed mechanisms (which act as collection bodies that forward information and metadata submitted by reporting entities) as part of the phased implementation of the European Single Access Point, a centralized EU platform intended to provide public access to financial and sustainability-related information filed by companies and financial market participants. The first phase covers information required under the Transparency Directive, the Prospectus Regulation and the Short Selling Regulation. Public accessibility is required to begin by July 2027, with further categories of information phased in from January 2028 and January 2030.
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
As of September 30, 2026, given the regulatory environment and the possibility of future additional regulatory developments, requirements and oversight, Federated Hermes is unable to fully assess either: (1) whether, or the degree to which, any continuing efforts or potential options being evaluated in connection with modified or new regulatory developments and regulatory requirements ultimately will be successful; or (2) the degree of impact that such regulatory developments and requirements, and Federated Hermes’ efforts related thereto, may have on its Financial Condition. The degree of impact of regulatory developments and regulatory requirements on Federated Hermes’ Financial Condition can vary, including in a material way, and is uncertain.
Asset Highlights
Managed Assets at Period End

	September 30,		Percent Change
(in millions)	2026	2025
By Asset Class
Equity[1]	$110,539	$94,656	17%
Fixed-Income	99,399	101,813	(2)
Alternative / Private Markets	21,734	19,024	14
Multi-Asset[1]	2,855	2,940	(3)
Total Long-Term Assets	234,527	218,433	7
Money Market	649,883	652,767	0
Total Managed Assets	$884,410	$871,200	2%

By Offering Type
Funds:
Equity	$63,106	$54,110	17%
Fixed-Income	44,969	46,478	(3)
Alternative / Private Markets	15,079	11,814	28
Multi-Asset	2,849	2,813	1
Total Long-Term Assets	126,003	115,215	9
Money Market	486,270	492,701	(1)
Total Fund Assets	612,273	607,916	1
Separate Accounts:
Equity[1]	47,433	40,546	17
Fixed-Income	54,430	55,335	(2)
Alternative / Private Markets	6,655	7,210	(8)
Multi-Asset[1]	6	127	(95)
Total Long-Term Assets	108,524	103,218	5
Money Market	163,613	160,066	2
Total Separate Account Assets	272,137	263,284	3
Total Managed Assets	$884,410	$871,200	2%
1) A Separate Account was reclassified from Multi-Asset to Equity effective October 1, 2025.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Average Managed Assets

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(in millions)	2026	2025		2026	2025
By Asset Class
Equity[1]	$112,104	$92,436	21%	$107,057	$86,035	24%
Fixed-Income	100,137	99,206	1	100,392	98,977	1
Alternative / Private Markets	22,000	19,862	11	21,197	19,642	8
Multi-Asset[1]	2,928	2,895	1	2,895	2,858	1
Total Long-Term Assets	237,169	214,399	11	231,541	207,512	12
Money Market	660,526	645,092	2	676,220	639,154	6
Total Average Managed Assets	$897,695	$859,491	4%	$907,761	$846,666	7%

By Offering Type
Funds:
Equity	$64,370	$51,828	24%	$60,763	$47,684	27%
Fixed-Income	46,043	45,743	1	45,989	45,477	1
Alternative / Private Markets	15,198	12,347	23	14,235	12,109	18
Multi-Asset	2,923	2,770	6	2,890	2,733	6
Total Long-Term Assets	128,534	112,688	14	123,877	108,003	15
Money Market	491,758	482,237	2	499,283	469,549	6
Total Average Fund Assets	620,292	594,925	4	623,160	577,552	8
Separate Accounts:
Equity[1]	47,734	40,608	18	46,294	38,351	21
Fixed-Income	54,094	53,463	1	54,403	53,500	2
Alternative / Private Markets	6,802	7,515	(9)	6,962	7,533	(8)
Multi-Asset[1]	5	125	(96)	5	125	(96)
Total Long-Term Assets	108,635	101,711	7	107,664	99,509	8
Money Market	168,768	162,855	4	176,937	169,605	4
Total Average Separate Account Assets	277,403	264,566	5	284,601	269,114	6
Total Average Managed Assets	$897,695	$859,491	4%	$907,761	$846,666	7%
1) A Separate Account was reclassified from Multi-Asset to Equity effective October 1, 2025.

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Changes in Equity Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Equity Funds
Beginning Assets	$64,069	$49,359	$54,988	$43,752
Sales	4,333	4,797	15,631	14,276
Redemptions	(4,322)	(3,386)	(12,963)	(11,224)
Net Sales (Redemptions)	11	1,411	2,668	3,052
Net Exchanges	1	154	(24)	47
Impact of Foreign Exchange[1]	(53)	(82)	(279)	823
Market Gains and (Losses)[2]	(922)	3,268	5,753	6,436
Ending Assets	$63,106	$54,110	$63,106	$54,110

Equity Separate Accounts
Beginning Assets	$45,521	$39,635	$42,910	$35,671
Sales[3]	4,194	2,048	11,049	7,942
Redemptions[3]	(2,302)	(3,589)	(10,741)	(7,924)
Net Sales (Redemptions)[3]	1,892	(1,541)	308	18
Net Exchanges	0	0	20	(7)
Impact of Foreign Exchange[1]	(28)	(3)	(126)	869
Market Gains and (Losses)[2]	48	2,455	4,321	3,995
Ending Assets	$47,433	$40,546	$47,433	$40,546

Total Equity
Beginning Assets	$109,590	$88,994	$97,898	$79,423
Sales[3]	8,527	6,845	26,680	22,218
Redemptions[3]	(6,624)	(6,975)	(23,704)	(19,148)
Net Sales (Redemptions)[3]	1,903	(130)	2,976	3,070
Net Exchanges	1	154	(4)	40
Impact of Foreign Exchange[1]	(81)	(85)	(405)	1,692
Market Gains and (Losses)[2]	(874)	5,723	10,074	10,431
Ending Assets	$110,539	$94,656	$110,539	$94,656
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
Changes in Fixed-Income Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Fixed-Income Funds
Beginning Assets	$46,189	$45,415	$45,973	$45,550
Sales	3,841	3,556	11,693	10,272
Redemptions	(4,040)	(3,090)	(12,027)	(11,618)
Net Sales (Redemptions)	(199)	466	(334)	(1,346)
Net Exchanges	(7)	(134)	(12)	(24)
Impact of Foreign Exchange[1]	(13)	(18)	(42)	153
Market Gains and (Losses)[2]	(1,001)	749	(616)	2,145
Ending Assets	$44,969	$46,478	$44,969	$46,478

Fixed-Income Separate Accounts
Beginning Assets	$54,298	$53,272	$54,154	$52,509
Sales[3]	3,244	3,989	9,006	8,484
Redemptions[3]	(2,345)	(2,797)	(8,571)	(8,209)
Net Sales (Redemptions)[3]	899	1,192	435	275
Net Exchanges	0	0	0	(4)
Impact of Foreign Exchange[1]	(7)	(4)	(30)	118
Market Gains and (Losses)[2]	(760)	875	(129)	2,437
Ending Assets	$54,430	$55,335	$54,430	$55,335

Total Fixed-Income
Beginning Assets	$100,487	$98,687	$100,127	$98,059
Sales[3]	7,085	7,545	20,699	18,756
Redemptions[3]	(6,385)	(5,887)	(20,598)	(19,827)
Net Sales (Redemptions)[3]	700	1,658	101	(1,071)
Net Exchanges	(7)	(134)	(12)	(28)
Impact of Foreign Exchange[1]	(20)	(22)	(72)	271
Market Gains and (Losses)[2]	(1,761)	1,624	(745)	4,582
Ending Assets	$99,399	$101,813	$99,399	$101,813
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
Changes in Alternative / Private Markets Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Alternative / Private Markets Funds
Beginning Assets	$14,918	$12,905	$12,085	$11,501
Sales	489	620	1,674	2,350
Redemptions	(566)	(1,786)	(1,545)	(3,127)
Net Sales (Redemptions)	(77)	(1,166)	129	(777)
Net Exchanges	1	0	9	0
Acquisitions/(Dispositions)	0	0	2,788	109
Impact of Foreign Exchange[1]	(7)	(194)	(154)	728
Market Gains and (Losses)[2]	244	269	222	253
Ending Assets	$15,079	$11,814	$15,079	$11,814

Alternative / Private Markets Separate Accounts
Beginning Assets	$6,729	$7,833	$7,016	$7,363
Sales[3]	73	50	167	187
Redemptions[3]	(135)	(505)	(705)	(739)
Net Sales (Redemptions)[3]	(62)	(455)	(538)	(552)
Acquisitions/(Dispositions)	0	0	449	0
Impact of Foreign Exchange[1]	(4)	(147)	(106)	554
Market Gains and (Losses)[2]	(8)	(21)	(166)	(155)
Ending Assets	$6,655	$7,210	$6,655	$7,210

Total Alternative / Private Markets
Beginning Assets	$21,647	$20,738	$19,101	$18,864
Sales[3]	562	670	1,841	2,537
Redemptions[3]	(701)	(2,291)	(2,250)	(3,866)
Net Sales (Redemptions)[3]	(139)	(1,621)	(409)	(1,329)
Net Exchanges	1	0	9	0
Acquisitions/(Dispositions)	0	0	3,237	109
Impact of Foreign Exchange[1]	(11)	(341)	(260)	1,282
Market Gains and (Losses)[2]	236	248	56	98
Ending Assets	$21,734	$19,024	$21,734	$19,024
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
Changes in Multi-Asset Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Multi-Asset Funds
Beginning Assets	$2,935	$2,730	$2,850	$2,764
Sales	44	45	143	152
Redemptions	(85)	(87)	(281)	(309)
Net Sales (Redemptions)	(41)	(42)	(138)	(157)
Net Exchanges	0	(3)	1	(3)
Market Gains and (Losses)[1]	(45)	128	136	209
Ending Assets	$2,849	$2,813	$2,849	$2,813

Multi-Asset Separate Accounts
Beginning Assets	$4	$126	$4	$119
Sales[2]	1	0	1	0
Redemptions[2]	0	(5)	0	(25)
Net Sales (Redemptions)[2]	1	(5)	1	(25)
Market Gains and (Losses)[1]	1	6	1	33
Ending Assets	$6	$127	$6	$127

Total Multi-Asset
Beginning Assets	$2,939	$2,856	$2,854	$2,883
Sales	45	45	144	152
Redemptions[2]	(85)	(92)	(281)	(334)
Net Sales (Redemptions)[2]	(40)	(47)	(137)	(182)
Net Exchanges	0	(3)	1	(3)
Market Gains and (Losses)[1]	(44)	134	137	242
Ending Assets	$2,855	$2,940	$2,855	$2,940
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
Changes in Total Long-Term Fund and Separate Account Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Total Long-Term Funds
Beginning Assets	$128,111	$110,409	$115,896	$103,567
Sales	8,707	9,018	29,141	27,050
Redemptions	(9,013)	(8,349)	(26,816)	(26,278)
Net Sales (Redemptions)	(306)	669	2,325	772
Net Exchanges	(5)	17	(26)	20
Acquisitions/(Dispositions)	0	0	2,788	109
Impact of Foreign Exchange[1]	(73)	(294)	(475)	1,704
Market Gains and (Losses)[2]	(1,724)	4,414	5,495	9,043
Ending Assets	$126,003	$115,215	$126,003	$115,215

Total Long-Term Separate Accounts
Beginning Assets	$106,552	$100,866	$104,084	$95,662
Sales[3]	7,512	6,087	20,223	16,613
Redemptions[3]	(4,782)	(6,896)	(20,017)	(16,897)
Net Sales (Redemptions)[3]	2,730	(809)	206	(284)
Net Exchanges	0	0	20	(11)
Acquisitions/(Dispositions)	0	0	449	0
Impact of Foreign Exchange[1]	(39)	(154)	(262)	1,541
Market Gains and (Losses)[2]	(719)	3,315	4,027	6,310
Ending Assets	$108,524	$103,218	$108,524	$103,218

Total Long-Term
Beginning Assets	$234,663	$211,275	$219,980	$199,229
Sales[3]	16,219	15,105	49,364	43,663
Redemptions[3]	(13,795)	(15,245)	(46,833)	(43,175)
Net Sales (Redemptions)[3]	2,424	(140)	2,531	488
Net Exchanges	(5)	17	(6)	9
Acquisitions/(Dispositions)	0	0	3,237	109
Impact of Foreign Exchange[1]	(112)	(448)	(737)	3,245
Market Gains and (Losses)[2]	(2,443)	7,729	9,522	15,353
Ending Assets	$234,527	$218,433	$234,527	$218,433
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

	Percent of Total Average Managed Assets		Percent of Total Revenue
	Nine Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
By Asset Class
Money Market	75%	76%	51%	53%
Equity	12%	10%	31%	28%
Fixed-Income	11%	12%	10%	11%
Alternative / Private Markets	2%	2%	6%	5%
Multi-Asset	0%	0%	1%	1%
Other	—	—	1%	2%
By Offering Type
Funds:
Money Market	55%	56%	48%	50%
Equity	7%	5%	24%	22%
Fixed-Income	5%	6%	7%	8%
Alternative / Private Markets	1%	1%	5%	3%
Multi-Asset	0%	0%	1%	1%
Separate Accounts:
Money Market	20%	20%	3%	3%
Equity	5%	5%	7%	6%
Fixed-Income	6%	6%	3%	3%
Alternative / Private Markets	1%	1%	1%	2%
Multi-Asset	0%	0%	0%	0%
Other	—	—	1%	2%
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
Total average managed assets increased 4% and 7% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. As of September 30, 2026, total managed assets increased 2% from September 30, 2025. Average money market assets increased 2% and 6% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. Period-end money market assets remained flat at September 30, 2026, as compared to September 30, 2025. The Federal Reserve raised the federal funds rate by 0.25% to a range of 3.75% to 4.00% on September 16, 2026, and U.S. money market fund industry assets were at $7.9 trillion. Throughout most of the third quarter of 2026, money market funds continued to offer a yield advantage, as compared to some securities in the direct market especially overnight securities and those with floating rates. Average equity assets increased 21% and 24% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. Period-end equity assets increased 17% at September 30, 2026, as compared to September 30, 2025, primarily due to market appreciation and, to a lesser extent, net sales. The S&P 500 rose 2.0% during the third quarter of 2026 and provided a total return of 11.8% for the nine months ended September 30, 2026. Average fixed-income assets increased 1% for both the three and nine months ended September 30, 2026, as compared to the same periods in 2025. Period-end fixed-income assets decreased 2% at September 30, 2026, as compared to September 30, 2025, primarily due to net redemptions. After ending the second quarter of 2026 at 4.44%, yields on the 10-Year

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
Treasury Note generally rose throughout the third quarter of 2026 before reaching 5.29% on September 30, 2026. Average alternative/private markets assets increased 11% and 8% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. Period-end alternative/private markets assets increased 14% at September 30, 2026, as compared to September 30, 2025, primarily due to the FCP acquisition.
Results of Operations
Revenue. Revenue increased $37.9 million for the three-month period ended September 30, 2026, as compared to the same period in 2025, primarily due to (1) an increase in equity revenue of $26.5 million due to an increase in average equity assets and (2) a $14.3 million increase due to the FCP acquisition.
Revenue increased $171.2 million for the nine-month period ended September 30, 2026, as compared to the same period in 2025, primarily due to (1) an increase in equity revenue of $85.1 million due to an increase in average equity assets, (2) an increase in money market revenue of $63.2 million due to an increase in average money market assets and (3) a $28.2 million increase due to the FCP acquisition.
For the nine-month periods ended September 30, 2026 and 2025, Federated Hermes’ ratio of revenue to average managed assets was 0.22% and 0.21%, respectively. The increase in the rate was primarily due to an increase in revenue from higher average equity assets and a change in the mix of asset classes of money market assets during the first nine months of 2026 compared to the same period in 2025.
Operating Expenses. Total Operating Expenses for the three-month period ended September 30, 2026 increased $14.0 million, as compared to the same period in 2025. Distribution expense increased $8.5 million primarily due to higher average money market fund assets. Compensation and Related expense increased $7.1 million primarily due to the FCP acquisition.
Total Operating Expenses for the nine-month period ended September 30, 2026 increased $137.0 million, as compared to the same period in 2025. Distribution expense increased $57.5 million primarily due to higher average money market fund assets. Compensation and Related expense increased $34.6 million primarily due to (1) an increase of $11.9 million due to the FCP acquisition, (2) higher incentive compensation ($7.5 million) and (3) FCP-acquisition-related compensation ($6.5 million). Other expense increased $25.2 million primarily due to (1) a value added tax (VAT) refund received in 2025 related to amended VAT filings in the U.K. ($12.9 million) and (2) fluctuations in foreign currency exchange rates ($9.4 million). Professional Service Fees increased $9.0 million primarily due to fees incurred as a result of the FCP acquisition ($4.3 million) and an increase in costs related to global technology projects ($3.4 million). Systems and Communications increased $4.8 million primarily due to an increase in global technology projects. Intangible Asset Related expense increased $4.5 million primarily due to amortization of intangibles from the FCP acquisition.
Nonoperating Income (Expenses). Nonoperating Income (Expenses), net decreased $12.1 million for the three-month period ended September 30, 2026, as compared to the same period in 2025. The decrease is primarily due to (1) a $10.0 million decrease in Gain (Loss) on Securities, net from a decrease in the market value of investments in the three-month period ended September 30, 2026 compared to an increase in the market value of investments during the same period in 2025 and (2) a $2.1 million decrease in Investment Income, net primarily due to lower investment yields related to decreases in the federal funds target rate.
Nonoperating Income (Expenses), net decreased $15.5 million for the nine-month period ended September 30, 2026, as compared to the same period in 2025. The decrease is primarily due to (1) a decrease of $11.2 million in Gain (Loss) on Securities, net primarily due to the 2025 deconsolidation of two VIEs based on Federated Hermes’ ownership level and (2) a decrease of $4.4 million in Investment Income, net primarily due to lower investment yields related to decreases in the federal funds target rate.
Income Taxes. The income tax provision was $41.2 million for the three-month period ended September 30, 2026, as compared to $34.2 million for the same period in 2025. The increase in the income tax provision was primarily due to increased U.S. pre-tax income in 2026. The effective tax rate was 27.1% for the three-month period ended September 30, 2026, as compared to 24.4% for the same period in 2025. The increase in the effective tax rate was primarily due to (1) research and development credits recognized in the three months ended September 30, 2025 (1.1%) and (2) a valuation allowance on foreign deferred tax assets and increased foreign losses in the three-month period ended September 30, 2026 as compared to the same period in 2025 (0.9%).
The income tax provision was $112.2 million for the nine-month period ended September 30, 2026, as compared to $100.5 million for the same period in 2025. The increase in the income tax provision was primarily due to increased U.S. pre-tax income in 2026. The effective tax rate was 26.4% for the nine-month period ended September 30, 2026, as compared to 24.7%

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
for the same period in 2025. The increase in the effective tax rate was primarily due to a valuation allowance on foreign deferred tax assets and increased foreign losses in the nine months ended September 30, 2026 as compared to the same period in 2025.
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
Net Income Attributable to Federated Hermes, Inc. Net income increased $7.8 million for the three-month period ended September 30, 2026, as compared to the same period in 2025, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the three-month period ended September 30, 2026 increased $0.16, as compared to the same period in 2025, due to increased net income ($0.10) and a decrease in the shares outstanding resulting from share repurchases ($0.06).
Net income increased $16.3 million for the nine-month period ended September 30, 2026, as compared to the same period in 2025, primarily as a result of the changes in revenues, expenses, nonoperating income (expenses) and income taxes noted above. Diluted earnings per share for the nine-month period ended September 30, 2026 increased $0.40, as compared to the same period in 2025, due to increased net income ($0.20) and a decrease in shares outstanding resulting from share repurchases ($0.20).
Liquidity and Capital Resources
Liquid Assets. At September 30, 2026, liquid assets, net of noncontrolling interests, consisting of cash and cash equivalents, investments and receivables, totaled $601.6 million, as compared to $769.4 million at December 31, 2025. The change in liquid assets is discussed below.
At September 30, 2026, Federated Hermes’ liquid assets included investments in certain money market and fluctuating-value Federated Hermes Funds that may have direct and/or indirect exposures to international sovereign debt and currency risks. Federated Hermes continues to actively monitor its investment portfolios to manage sovereign debt and currency risks with respect to certain European countries, China and certain other countries subject to economic sanctions. Federated Hermes’ experienced portfolio managers and analysts work to evaluate credit risk through quantitative and fundamental analysis. Further, regarding international exposure, certain money market funds (representing approximately $346 million in AUM) that meet the requirements of Rule 2a-7 under the 1940 Act (Rule 2a-7) or operate in accordance with requirements similar to those in Rule 2a-7, include holdings with indirect short-term exposures invested primarily in high-quality international bank names that are subject to Federated Hermes’ credit analysis process.
Cash Provided by Operating Activities. Net cash provided by operating activities totaled $243.9 million for the nine months ended September 30, 2026, as compared to $136.1 million for the same period in 2025. The increase in cash provided was primarily due to (1) an increase in cash received related to the $171.2 million increase in revenue previously discussed and (2) an increase of $80.1 million in cash due to a decrease in net purchases of trading securities for the nine months ended September 30, 2026 as compared to the same period in 2025. These were partially offset by (1) an increase in cash paid related to the $57.5 million increase in Distribution expense previously discussed, (2) an increase of $25.3 million in cash paid in taxes for the nine months ended September 30, 2026 as compared to the same period in 2025 and (3) an increase of $19.4 million in cash paid for incentive compensation for the nine months ended September 30, 2026 as compared to the same period in 2025.
Cash Used by Investing Activities. During the nine-month period ended September 30, 2026, net cash used by investing activities was $227.2 million due primarily to (1) cash paid for the FCP acquisition, net of cash acquired (see Note (4) to the Consolidated Financial Statements for additional information on the FCP acquisition), (2) cash paid for property and equipment ($20.0 million) and (3) $8.9 million paid for purchases of Investments—Affiliates and Other. These increases in cash paid were partially offset by $15.0 million in cash received from redemptions of Investments—Affiliates and Other.
Cash Used by Financing Activities. During the nine-month period ended September 30, 2026, net cash used by financing activities was $224.2 million due primarily to (1) $186.1 million of treasury stock purchases, (2) $83.1 million or $1.10 per share of dividends paid to holders of Federated Hermes common shares and (3) $26.5 million of distributions to noncontrolling

Management's Discussion and Analysis (continued)
of Financial Condition and Results of Operations (unaudited)
interests in subsidiaries. These were partially offset by $71.2 million of contributions from noncontrolling interests in subsidiaries.
Borrowings. On March 17, 2022, pursuant to the Note Purchase Agreement, Federated Hermes issued $350 million Notes at a fixed interest rate of 3.29% per annum, payable semiannually in arrears in March and September in each year of the agreement. The entire principal amount of the $350 million Notes will become due March 17, 2032. Citigroup Global Markets Inc. and PNC Capital Markets LLC acted as lead placement agents in relation to the $350 million Notes and certain subsidiaries of Federated Hermes are guarantors of the obligations owed under the Note Purchase Agreement. As of September 30, 2026, the outstanding balance of the $350 million Notes, net of unamortized issuance costs in the amount of $1.4 million, was $348.6 million and was recorded in Long-Term Debt on the Consolidated Balance Sheets. The proceeds were, or will be, used to supplement cash flow from operations, to fund share repurchases and potential acquisitions, to pay down outstanding debt and for other general corporate purposes. See Note (11) to the Consolidated Financial Statements for additional information on the Note Purchase Agreement.
As of September 30, 2026, Federated Hermes’ Credit Agreement consists of a $350 million revolving credit facility with an additional $225 million available via an optional increase (or accordion) feature. Borrowings under the Credit Agreement may be used for general corporate purposes including cash payments related to acquisitions, dividends, investments and share repurchases. As of September 30, 2026, Federated Hermes had $350 million available to borrow under the revolving credit facility and an additional $225 million available via its optional accordion feature. See Note (11) to the Consolidated Financial Statements for additional information on the Credit Agreement.
Both the Note Purchase Agreement and Credit Agreement include an interest coverage ratio covenant (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) and a leverage ratio covenant (consolidated debt to consolidated EBITDA) as well as other customary terms and conditions. Federated Hermes was in compliance with all of its covenants, including its interest coverage and leverage ratios at and during the nine months ended September 30, 2026. An interest coverage ratio of at least 4 to 1 is required for both the Note Purchase Agreement and the Credit Agreement and, as of September 30, 2026, Federated Hermes’ interest coverage ratio was 53 to 1. A leverage ratio of no more than 3 to 1 is required for the Note Purchase Agreement and no more than 3.25 to 1 is required for the Credit Agreement. As of September 30, 2026, Federated Hermes’ leverage ratio was 0.54 to 1.
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
Future Cash Needs. Management expects that principal uses of cash will include funding business acquisitions and global expansion, funding distribution expenditures, paying incentive and base compensation, paying shareholder dividends, paying debt obligations, paying taxes, repurchasing company stock, developing and seeding new offerings, modifying existing offerings and relationships and maintaining regulatory liquidity and capital requirements. In addition, Federated Hermes expects to invest approximately $333 million (including the allocation of approximately $226 million in existing technology-related overhead, primarily the compensation expense of existing employees, and an external spend of approximately $107 million) over the next three years to support a number of planned technology-driven initiatives. Any number of factors may cause Federated Hermes’ future cash needs to increase. As a result of the highly regulated nature of the investment management business, management anticipates that aggregate expenditures for compliance and investment management personnel, compliance systems and technology and related professional and consulting fees can continue to increase.
On October 29, 2026, the board of directors declared a $0.38 per share dividend to Federated Hermes’ Class A and Class B common stock shareholders of record as of November 6, 2026 to be paid on November 13, 2026.
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
Investments—Consolidated Investment Companies at September 30, 2026 increased $64.3 million from December 31, 2025 primarily due to 1) the consolidation of two VREs and a VIE in the first nine months of 2026 ($39.7 million) and 2) net purchases on existing consolidated offerings ($29.8 million), partially offset by the deconsolidation of a VRE ($4.5 million) during the same period.
Receivables, net at September 30, 2026 increased $26.5 million from December 31, 2025 primarily due to 1) the reclassification of the insurance reimbursement receivable (see Note (18)) from a long-term receivable to a short-term receivable ($15.9 million) and 2) an increase in receivables in connection with the FCP acquisition ($6.0 million).
Other Current Assets at September 30, 2026 decreased $10.3 million from December 31, 2025 primarily due to a decrease in fixed-asset deposits as a result of a long-lived asset being placed into service.
Goodwill at September 30, 2026 increased $262.2 million from December 31, 2025 primarily due to the FCP acquisition.
Intangible Assets, net at September 30, 2026 increased $53.6 million from December 31, 2025 primarily due to the FCP acquisition.
Property and Equipment, net of accumulated depreciation at September 30, 2026 increased $24.3 million from December 31, 2025 primarily due to a long-lived asset being placed into service.
Accrued Compensation and Benefits at September 30, 2026 decreased $29.3 million from December 31, 2025 primarily due to the 2025 accrued annual incentive compensation being paid in the first quarter of 2026 ($149.2 million), partially offset by 2026 incentive compensation accruals recorded at September 30, 2026 ($115.8 million).
Other Current Liabilities and Other Long-Term Liabilities at September 30, 2026 increased $16.6 million and $18.8 million, respectively, from December 31, 2025 primarily due to estimated contingent payments in connection with the FCP acquisition. See Note (9) to the Consolidated Financial Statements for additional information.
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
During the quarter ended September 30, 2026, management did not identify any indicators for potential impairment of the indefinite-lived intangible asset related to the FHL right to manage public fund assets.
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
Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2026, there were no material changes to Federated Hermes’ exposures to market risk that would require an update to the disclosures provided in Federated Hermes’ Annual Report on Form 10-K for the year ended December 31, 2025.
Part I, Item 4. Controls and Procedures
(a)Federated Hermes carried out an evaluation, under the supervision and with the participation of management, including Federated Hermes’ President and CEO and Chief Financial Officer, of the effectiveness of Federated Hermes’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026. Federated Hermes completed the FCP acquisition during the three months ended June 30, 2026. As such, the scope of Federated Hermes’ assessment of the effectiveness of its disclosure controls and procedures did not include the internal controls over financial reporting at FCP. FCP represented less than 1% of both Federated Hermes’ total and net assets as of September 30, 2026 and less than 3% and 4% of Federated Hermes’ total revenue and net income, respectively, for the three months ended September 30, 2026. This exclusion is consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of Federated Hermes’ assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. Based upon that evaluation, the President and CEO and the Chief Financial Officer concluded that Federated Hermes’ disclosure controls and procedures were effective at September 30, 2026.
(b)There has been no change in Federated Hermes’ internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, Federated Hermes’ internal control over financial reporting.
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
(b) not applicable.
(c) The following table summarizes stock repurchases under Federated Hermes’ share repurchase program during the third quarter 2026.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July[2]	257,713	$54.86	249,955	2,096,667
August[2]	394,849	57.99	354,624	1,742,043
September[2]	339,750	59.93	335,000	1,407,043
Total	992,312	$57.84	939,579	1,407,043
1    In July 2025, the board of directors authorized a share repurchase program with no stated expiration date that allows the repurchase of up to 5.0 million shares of Class B common stock. No other program existed as of September 30, 2026. See Note (13) to the Consolidated Financial Statements for additional information.
2    In July, August, and September 2026, 7,758, 40,225 and 4,750 shares, respectively, of Class B common stock with a weighted-average price per share of $0.00, $3.00 and $3.00, respectively, were repurchased as a result of employee-forfeited restricted stock.
Part II, Item 5. Other Information
INSIDER TRADING ARRANGEMENTS
While certain officers have elected in advance to satisfy tax obligations arising from the vesting of awards of periodic and bonus restricted Federated Hermes Class B common stock through the sale of sufficient shares of such stock necessary to satisfy such tax obligations in the open-market, no director or officer adopted, modified or terminated a Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading arrangement during the fiscal quarter ended September 30, 2026.

Part II, Item 6. Exhibits
The following exhibits required to be filed or furnished by Item 601 of Regulation S-K are filed or furnished herewith and incorporated by reference herein:
Exhibit 10.1     Amendment No. 12 to Federated Hermes Tower Lease dated September 24, 2026 (filed herewith)
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

Federated Hermes, Inc.
(Registrant)

Date	October 30, 2026	By:	/s/ J. Christopher Donahue
J. Christopher Donahue
President and Chief Executive Officer

Date	October 30, 2026	By:	/s/ Thomas R. Donahue
Thomas R. Donahue
Chief Financial Officer